Form 10-Q
period 2010-03-31
PICO HOLDINGS INC /NEW
filed 2010-05-10
CIK 830122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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
Yes ☐ No ☒

On May 7, 2010, the registrant had 22,595,678 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended March 31, 2010

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS
Available for sale investments:
Fixed maturities	$55,184	$50,575
Equity securities	114,690	118,327
Total available for sale investments	169,874	168,902
Investment in unconsolidated affiliate	8,326	8,884
Total investments	178,200	177,786

Cash and cash equivalents	122,894	154,545
Notes and other receivables, net	11,718	15,412
Reinsurance receivables	14,611	15,013
Real estate and water assets, net	330,369	299,833
Property and equipment, net	1,547	1,328
Net deferred income taxes	12,665	11,165
Federal, foreign and state income taxes	10,286	8,879
Other assets	3,327	3,656
Total assets	$685,617	$687,617

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses	$23,660	$24,175
Deferred compensation	33,471	31,144
Borrowings	41,495	41,221
Other liabilities	12,595	11,382
Total liabilities	111,221	107,922

Commitments and Contingencies (Note 6)

Common stock, $.001 par value; authorized 100,000,000 shares, 27,020,473 issued and 22,595,678 outstanding at March 31, 2010, and December 31, 2009	27	27
Additional paid-in capital	540,597	539,792
Retained earnings	95,940	100,002
Accumulated other comprehensive income	19,833	21,094
Treasury stock, at cost (common shares: 4,424,795 in 2010 and 2009)	(78,272)	(78,272)
Total PICO Holdings, Inc. shareholders’ equity	578,125	582,643
Noncontrolling interest in subsidiaries	(3,729)	(2,948)
Total shareholders' equity	574,396	579,695
Total liabilities and shareholders' equity	$685,617	$687,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Revenues:
Sale of real estate and water assets	$1,598	$310
Net investment income	1,389	927
Net realized gain (loss) on sale and impairment of investments	3,149	(12,101)
Other	466	539
Total revenues (charges)	6,602	(10,325)
Costs and Expenses:
Operating and other costs	11,288	7,336
Impairment loss on real estate and water assets		12,378
Cost of real estate and water assets sold	1,048	81
Depreciation and amortization	325	335
Interest	503	490
Total costs and expenses	13,164	20,620
Equity in loss of unconsolidated affiliate	(558)
Loss before income taxes and noncontrolling interest	(7,120)	(30,945)
Benefit for federal, foreign, and state income taxes	(2,277)	(11,135)
Net loss	(4,843)	(19,810)
Net loss attributable to the noncontrolling interests	781	1,304
Net loss attributable to PICO Holdings, Inc.	$(4,062)	$(18,506)

Net loss per common share – basic and diluted:	$(0.18)	$(0.98)
Weighted average shares outstanding	22,596	18,840

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands)

	Total	Comprehensive Loss attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, January 1, 2010	$579,695		$100,002	$21,094	$27	$539,792	$(78,272)	$(2,948)
Stock-based compensation expense	805					805
Comprehensive loss:
Net loss	(4,843)	$(4,062)	(4,062)					(781)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(1,188)	(1,188)		(1,188)
Foreign currency translation	(73)	(73)		(73)
Other comprehensive loss	(1,261)	(1,261)
Comprehensive loss	(6,104)	$(5,323)
Ending balance, March 31, 2010	$574,396		$95,940	$19,833	$27	$540,597	$(78,272)	$(3,729)

	Total	Comprehensive Loss attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, January 1, 2009	$477,746		$118,037	$(1,424)	$23	$439,382	$(78,272)	$0
Stock-based compensation expense	1,161					1,161
Changes in ownership of Noncontrolling interest	250							250
Comprehensive loss:
Net loss	(19,810)	$(18,506)	(18,506)					(1,304)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(3,405)	(3,405)		(3,405)
Foreign currency translation	468	468		468
Other comprehensive loss	(2,937)	(2,937)
Comprehensive loss	(22,747)	$(21,443)
Ending balance, March 31, 2009	$456,410		$99,531	$(4,361)	$23	$440,543	$(78,272)	$(1,054)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(31,553)	$3,231

INVESTING ACTIVITIES:
Purchases of investments	(11,301)	(859)
Proceeds from sale of investments	9,277	1,223
Proceeds from maturity of investments	1,820
Purchases of property and equipment	(316)
Real estate and water asset capital expenditure		(163)
Net cash provided by (used in) investing activities	(520)	201

FINANCING ACTIVITIES:
Repayment of borrowings		(2,610)
Proceeds from borrowings		488
Net cash used in financing activities		(2,122)

Effect of exchange rate changes on cash	422	1,606

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,651)	2,916

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	154,545	96,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$122,894	$99,232

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (refunded) for federal, foreign and state income taxes	$410	$(14,754)
Cash paid for interest, net of amounts capitalized	$480	$378
Non-cash investing and financing activities:
Mortgage incurred to purchase land	$619

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, notes and other receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2010 and December 31, 2009, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At March 31, 2010, the Company had one stock-based payment arrangement outstanding:

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

The Company has three different equity incentive awards outstanding under the Plan at March 31, 2010:

Restricted Stock Unit Awards (RSU):

There were no RSU granted during the three months ended March 31, 2010.

RSU entitle the recipient, who must be continuously employed by the Company until the vesting date the right to receive one share of PICO common stock with no monetary payment required.  RSU do not vote and are not entitled to receive dividends.  The total fair value of the awards was $5.9 million based on the Company’s closing stock price on the date of grant.  Compensation expense recognized for these awards was $494,000 and $165,000 for the three months ended March 31, 2010 and 2009, respectively.

At March 31, 2010, there was $3.8 million of unrecognized compensation costs for RSU that is expected to be recognized through the first quarter of 2012 based on the vesting schedule of the grants.

Restricted Stock Awards (RSA):

There were no RSA granted during the three months ended March 31, 2010.

In May of each year since 2008, the Company has issued RSA to the non-employee directors of the Company.  Each award vests one year from the date of grant.  Until vested, the awards are held in escrow; however, the shares can be voted and the holder is entitled to any dividends.  Once vested, common stock of the Company is distributed to the recipient.  Each award is valued at the Company’s closing stock price on the date of grant and the compensation expense is recognized over the vesting period of the award.

A summary of activity of the RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2010	300,000	5,286
Granted
Vested
Outstanding at March 31, 2010	300,000	5,286
Unrecognized compensation cost (in thousands)	$3,800	$27

Stock – Settled SAR:

There were no SAR granted or exercised during the three months ended March 31, 2010 or 2009.

Compensation expense recognized for SAR was $273,000 and $997,000 for the three months ended March 31, 2010 and 2009, respectively.

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

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%
Expected forfeiture rate	0%

A summary of SAR activity under the Plan is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2010	1,995,018	$36.89	6.5 years
Granted
Exercised
Outstanding at March 31, 2010	1,995,018	36.89
Exercisable at March 31, 2010	1,937,372	$36.66	6 years

A summary of the status of the Company’s unvested SAR as of March 31, 2010 and changes during the period is as follows:

	SAR	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	57,646	$18.93
Granted
Vested
Unvested at March 31, 2010 (expected to vest by the third quarter of 2010)	57,646	$18.93

At March 31, 2010, there was $637,000 of unrecognized compensation costs related to unvested SAR that is expected to be recognized during the second and third quarters of 2010.

At March 31, 2010, 1.3 million of the outstanding SAR were in-the-money.  If all the in-the-money SAR were exercised, 73,909 shares of common stock of the Company would be issued assuming 40% income tax withholding based on the closing price of the Company’s common stock on March 31, 2010 of $37.19.

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

At March 31, 2010 and December 31, 2009, the Company had $33.5 million and $31.1 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.  The assets of the plan are held in Rabbi Trust accounts.  Such trusts hold various investments that are consistent with the Company’s investment policy.  The investments are held in separate accounts, accounted for as available for sale securities, and are reported in the accompanying condensed consolidated balance sheets within the line item “Investments.”  Assets of the trust will be distributed according to predetermined payout elections established by each employee or member of the board of directors.

The deferred compensation liability increased during the three months ended March 31, 2010 primarily due to increases in the fair value of the invested assets.  Included in operating and other costs in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2010, is compensation expense of $2.4 million and a recovery of compensation expense of $3.2 million, respectively.

Real Estate and Water Assets:

  All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the assets, the asset is available for sale in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next year.  At March 31, 2010 and December 31, 2009, the Company had $3 million and $4.8 million, respectively, classified as held for sale.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.  The notes are typically secured by the assets which allows the Company to recover the underlying property if and when a buyer defaults.  No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during the three months ended March 31, 2010 and 2009.

Operating and Other Costs:

For the three months ended March 31, 2010 and 2009, the Company reported a foreign currency loss of $545,000 and $3 million, respectively.   In each period, the foreign currency loss includes the effects of a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.  Included in the three months ended March 31, 2009 only, the Company also reported a $1 million foreign currency loss on certain third party foreign receivables.

Provision for Income Taxes:

The Company’s provision for income tax expense includes current U.S. federal, state, local and foreign income taxes and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities.  The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.  The provision for income taxes is based on the actual effective rate for each reporting period as the Company is currently unable to reasonably estimate the annual effective tax rate considering the transactional nature of the results of operations.

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

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.  For the three months ended March 31, 2010 and 2009, the Company recorded approximately $39,000 and $46,000, respectively, in interest related to uncertain tax positions.

The effective income tax rate for the three months ended March 31, 2010 and 2009 was 32% and 36%, respectively.  The effective rate differs from the statutory rate primarily due to the recognition or reversal of interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that is a revision to existing accounting guidance related to the transfers and servicing of financial assets and extinguishments of liabilities, and will require more information about transfers of financial assets and where companies have continuing exposure to the risk related to transferred financial assets.  It eliminates the concept of a qualifying special purpose entity, changes the requirements for derecognizing financial assets, and requires additional disclosure.  This guidance was effective for the Company on January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued new accounting guidance that amends existing accounting guidance related to variable interest entities.  The new guidance:  (a) requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity, identifying the primary beneficiary of a variable interest entity; (b) requires ongoing reassessment of whether an enterprise is the primary beneficiary of a variable interest entity, rather than only when specific events occur; (c) eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; (d) amends certain guidance for determining whether an entity is a variable interest entity; (e) adds an additional reconsideration event when changes in facts and circumstances pertinent to a variable interest entity occur; (f) eliminates the exception for troubled debt restructuring regarding variable interest entity reconsideration; and (g) requires advanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity.  The new guidance was effective for the Company on January 1, 2010.  The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued new accounting guidance that requires additional fair value disclosures. These new disclosure requirements are effective in two phases. In the first quarter of 2010, the Company adopted the requirements for disclosures about inputs and valuation techniques used to measure fair value as well as disclosures about significant transfers. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.  Beginning in the first quarter of 2011, these amended standards will require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The adoption of the second phase of the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

For the three months ended March 31, 2010 and 2009, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive.

3.	Comprehensive Loss

Comprehensive loss, net of income tax is comprised of the following (in thousands):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net loss	$(4,843)	$(19,810)
Other comprehensive loss, net of tax:
Unrealized depreciation on available for sale securities	(1,188)	(3,405)
Appreciation (depreciation) in foreign currency translation	(73)	468
Total other comprehensive loss, net of tax	(1,261)	(2,937)
Comprehensive loss	(6,104)	(22,747)
Comprehensive loss attributable to the noncontrolling interest	781	1,304
Comprehensive loss attributable to PICO Holdings, Inc.	$(5,323)	$(21,443)

Total comprehensive loss for the three months ended March 31, 2010 and 2009 is net of a deferred income tax benefit of $1.5 million and $9.9 million, respectively.

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2010	December 31, 2009

Net unrealized gain on securities	$24,665	$25,853
Foreign currency translation	(4,832)	(4,759)
Accumulated other comprehensive income	$19,833	$21,094

The accumulated balance is net of deferred income tax liability of $9.4 million at March 31, 2010 and $9.8 million at December 31, 2009.

The following table reports the cost and carrying value of investments at March 31, 2010 and December 31, 2009 (in thousands):

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
March 31, 2010:
Fixed maturities:
U.S. Treasury securities	$1,934	$63	$(1)	$1,996
Municipal bonds	3,168	107		3,275
Corporate bonds	25,311	768	(1,045)	25,034
Government sponsored enterprises	24,553	326		24,879
	54,966	1,264	(1,046)	55,184
Marketable equity securities	79,679	35,712	(701)	114,690
Total	$134,645	$36,976	$(1,747)	$169,874

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
December 31, 2009:
Fixed maturities:
U.S. Treasury securities	$1,106	$80		$1,186
Municipal bonds	3,175	64		3,239
Corporate bonds	21,217	2,278	$(2,224)	21,271
Government sponsored enterprises	24,764	329	(214)	24,879
	50,262	2,751	(2,438)	50,575
Marketable equity securities	81,935	37,009	(617)	118,327
Total	$132,197	$39,760	$(3,055)	$168,902

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	2010		2009
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$7,382	$132	$779	$10
U.S. Treasury securities	828	1
Government sponsored			17,961	214
	8,210	133	18,740	224
Marketable equity securities	3,317	584	5,590	488
Total	$11,527	$717	$24,330	$712

	2010		2009
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$6,887	$913	$9,510	$2,214
Marketable equity securities	776	117	1,346	129
Total	$7,663	$1,030	$10,856	$2,343

Marketable equity securities:  The Company’s investments in marketable equity securities totaled $114.7 million at March 31, 2010, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets.  Equities are researched, and selected for purchase, on a case by case basis depending on the fundamental characteristics of the individual security.  The Company reviewed its equity securities in an unrealized loss position, and concluded that these investments were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is due to market decline.  During the three months ended March 31, 2010 and 2009, the Company recorded $160,000 and $6.8 million, respectively, of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and US Treasury Obligations:  At March 31, 2010, the Company’s bond portfolio consisted of $25 million of publicly traded corporate bonds, $2 million U.S. Treasury obligations, $3.3 million of State of California general obligation municipal bonds and $24.9 million of government sponsored enterprise bonds.  The U.S. Treasury, municipal and government sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements for the insurance companies.  The remainder of the bond portfolio consists of corporate bonds, which are researched, and selected for purchase, on a case by case basis depending on the maturity and yield-to-maturity of the bond available for purchase, and an analysis of the fundamental characteristics of the issuer.  The Company does not consider the unrealized losses on the bond portfolio to be other-than-temporarily impaired because the Company intends to hold, and will not be required to sell, these particular securities, and the Company expects to recover the entire amortized cost basis.  The Company believes that the unrealized losses are primarily attributable to the reduced availability of credit throughout the U.S. economy, which is affecting the market prices of all bonds other than those issued by the U.S. Treasury, as well as deterioration of the underlying issuer of certain bonds held by the Company.  During the three months ended March 31, 2010 and 2009, the Company recorded impairment charges of zero and $5.1 million, respectively, on corporate bonds due to deterioration of the underlying issuer's financial condition.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  At March 31, 2010 the Company transferred $8.4 million from level 1 to level 2 due to the volume and frequency of trading activity for those particular securities. This determination was done at the end of the reporting period. (in thousands):

At March 31, 2010:

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Available for sale securities (A)	$161,470	$8,404		$169,874
Liabilities
Deferred compensation (B)	$33,471			$33,471

At December 31, 2009:

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Available for sale securities (A)	$168,902			$168,902
Liabilities
Deferred compensation (B)	$31,144			$31,144

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

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at March 31, 2010 (in thousands).

	March 31, 2010
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$122,894	$122,894
Fixed maturities	$55,184	$55,184
Equity securities	$114,690	$114,690
Notes and other receivables, net	$11,718	$11,718
Financial liabilities:
Borrowings	$41,495	$41,495

5.	Segment Reporting

PICO is a diversified holding company engaged in four operating and reportable segments:  Water Resource and Water Storage Operations, Real Estate Operations, Insurance Operations in Run Off and Corporate.

The accounting policies of the reportable segments are the same as those described in the Company’s 2009 Annual Report on Form 10-K filed with the SEC.  Management analyzes segments using the following information:

Segment assets (in thousands):

	March 31, 2010	December 31, 2009
Total Assets:
Water Resource and Water Storage Operations	$223,895	$207,565
Real Estate Operations	168,494	149,217
Corporate	132,771	169,146
Insurance Operations in Run Off	160,457	161,689
	$685,617	$687,617

During the three months ended March 31, 2010, total assets in the water resource and water storage operation increased $16.3 million primarily due to the $15.8 million acquisition of a single-purpose limited liability company, Active Resource Management, LLC (“ARM”), whose primary asset is approximately 126,000 acre–feet of stored water.  There are no significant revenues or earnings from ARM since the acquisition and no significant revenues of earnings for the comparative period of 2009. The Company is in the process of determining the final purchase price allocation for the assets acquired and liabilities assumed in the transaction.

During the three months ended March 31, 2010, total assets in the real estate operations increased $19.3 million primarily due to the acquisition and development of real estate projects in UCP.

Corporate segment assets decreased $36.4 million primarily as a result of funding the real estate and water acquisitions and development.

Segment revenues and expenses (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues (Charges):
Water Resource and Water Storage Operations	$344	$208
Real Estate Operations	1,979	662
Corporate	2,153	(4,962)
Insurance Operations in Run Off	2,126	(6,233)
Total revenues (charges)	6,602	(10,325)

Loss Before Income Taxes and Noncontrolling Interests:
Water Resource and Water Storage Operations	(2,822)	(13,917)
Real Estate Operations	(894)	(929)
Corporate	(4,827)	(9,206)
Insurance Operations in Run Off	1,423	(6,893)
Loss before income taxes and noncontrolling interest	$(7,120)	$(30,945)

6.	Commitments and Contingencies

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2010; however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the first quarter of 2010.

Tule Desert Action to Reverse Ruling:

On May 27, 2009, Lincoln County, Nevada (“Lincoln County”) and Vidler Water Company, Inc. (“Vidler” and together with Lincoln County, “Lincoln/Vidler”) filed a joint complaint against the Nevada State Engineer in the Seventh Judicial District Court of the State of Nevada.  On July 21, 2009, Lincoln/Vidler filed an additional United States federal complaint against two individuals in their official capacities as the Nevada State Engineer and the Acting Nevada State Engineer in the United States District Court for the District of Nevada.  In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a joint permit for 2,100 acre-feet of municipal and industrial use water rights from the Tule Desert Groundwater Basin in Lincoln County, Nevada, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler.  Lincoln/Vidler conducted those additional engineering and scientific studies.

As required by the 2002 ruling, in 2008, Lincoln/Vidler submitted these studies to the Nevada State Engineer.  In April 2009, the Nevada State Engineer ruled that it would permit the appropriation of a total of 2,500 acre-feet, including the 2,100 acre-feet previously awarded in November 2002.  Accordingly, the 2009 ruling granted Lincoln/Vidler 396 acre-feet of additional permitted water rights instead of the 7,240 acre-feet of water rights that could have been granted pursuant to the 2002 ruling.  Lincoln/Vidler sued the Nevada State Engineer in federal and state legal proceedings seeking the reversal of the Nevada State Engineer’s 2009 ruling and the grant of a permit for an additional 7,240 acre-feet of water rights.

On April 15, 2010, the Lincoln County’s Board of Trustees ratified the Settlement Agreement and Mutual Release (the “Settlement Agreement”), dated as of April 1, 2010, entered into by Vidler, Lincoln County and the State Engineer, State of Nevada, Tracy Taylor, P.E., Nevada State Engineer, and Jason King, P.E., Acting Nevada State Engineer, (collectively, the “State Engineer”), pursuant to which each party released and discharged the other parties from claims, liabilities, demands, and causes of actions (known or unknown, whether or not asserted) arising out of or in connection with the claims and allegations contained in Lincoln/Vidler’s state and federal complaints relating to their joint Tule Desert Groundwater applications for future water resource development in the Tule Desert Hydrographic Basin.  Pursuant to the Settlement Agreement, the State Engineer will grant, subject to certain conditions, Lincoln/Vidler 7,240 acre feet of annual water rights, with an initial 2,900 acre feet of annual water rights available for immediate use.  The remainder of the water rights will be subject to staged pumping and development and the authorization of the State Engineer.  The Settlement Agreement also provides for the continuing collection of recharge data and pumping data over the next several years by Lincoln/Vidler to further refine the modeling of the basin and potential impacts, if any, from deep aquifer pumping in the remote, unpopulated desert valley in Lincoln County, Nevada.  Vidler, Lincoln and the State Engineer will also stipulate to dismiss the pending state and federal lawsuits relating to Lincoln/Vidler’s Tule Desert Groundwater applications with the State Engineer.  The parties have agreed that the settlement is intended solely as a compromise of disputed claims, and is not to be construed as an admission of liability on the part of any party.

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

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “target”, “projects”, “contemplates”, “predicts”, “potential”, “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q.

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our 2009 Annual Report on Form 10-K and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q.

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

As of March 31, 2010, our major consolidated subsidiaries are:

•
Vidler Water Company, Inc. (“Vidler”), a business that we started more than 14 years ago, which acquires and develops water resources and water for storage in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•	UCP, LLC (“UCP”), a business that we started in 2008, which acquires and develops partially-developed and finished residential housing lots in selected markets in California;
•
Nevada Land and Resource Company, LLC (“Nevada Land”), a business that we started when we acquired the company approximately 13 years ago, which sells property in northern Nevada and also sells or leases certain sub – surface rights (such as mineral rights, water rights and geothermal rights) associated with Nevada Land’s property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves; and
•	Citation Insurance Company (“Citation”), which is “running off” its property and casualty insurance and workers’ compensation loss reserves.

RESULTS OF OPERATIONS--THREE MONTHS ENDED MARCH 31, 2010 AND 2009

PICO Shareholders’ Equity

At March 31, 2010, PICO had shareholders’ equity of $578.1 million ($25.59 per share), compared to $582.6 million ($25.79 per share) at December 31, 2009.  The $4.5 million decrease in shareholders’ equity for the first quarter of 2010 was primarily due to a $5.3 million comprehensive loss.  Book value per share attributable to PICO shareholders decreased by $0.20, or 0.8%, during the first quarter of 2010.

Comprehensive Loss

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

For the first quarter of 2010, PICO recorded a comprehensive loss of $5.3 million. This consisted of the quarter’s $4.1 million net loss, a $1.2 million net decrease in unrealized appreciation in investments and a $73,000 foreign currency translation loss.

Segment Results of Operations

Segment revenues and loss before taxes and noncontrolling interest for the first quarter of 2010 and 2009 were:

Thousands of dollars	Three Months Ended March 31,
	2010	2009
Revenues:
Water Resource and Water Storage Operations	$344	$208
Real Estate Operations	1,979	662
Corporate	2,153	(4,962)
Insurance Operations in Run Off	2,126	(6,233)
Total revenues (charges)	6,602	(10,325)

Income (loss) before income taxes and noncontrolling interest:
Water Resource and Water Storage Operations	(2,822)	(13,917)
Real Estate Operations	(894)	(929)
Corporate	(4,827)	(9,206)
Insurance Operations in Run Off	1,423	(6,893)
Loss before income taxes and noncontrolling interests	$(7,120)	$(30,945)

The focus of our operations is building long – term shareholder value.  Our revenues and results of operations (income or loss before income taxes and noncontrolling interests) can fluctuate widely from period to period. For example, we only recognize revenue from the sale of real estate and water assets when specific transactions close, so sales of real estate and water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year.

First Quarter Net Loss

Our year over year first quarter net loss before income taxes and noncontrolling interests decreased by $23.8 million.  The first quarter of 2009 included a $12.4 million impairment charge to our water assets in the Tule Desert Groundwater Basin in Lincoln County, Nevada as a result of a ruling by the Nevada State Engineer. We did not have any similar charges in 2010. We also experienced a $15.3 million favorable change in the year over year net realized gains and losses. This change was primarily due to the reduction in other – than – temporary impairments recorded on some of our investments in our insurance and deferred compensation portfolios in the first quarter of 2010 compared to the first quarter of 2009.

First Quarter Revenues

First quarter revenues were $6.6 million in 2010, compared to charges of $10.3 million in 2009, an increase of $16.9 million year over year.  This increase was primarily due to the $15.3 million favorable change in realized gains and losses noted above. In addition, we recorded an increase of $1.3 million in our real estate segment revenues largely due to $1.5 million real estate sales in California by UCP in the first quarter of 2010.  There were no such sales in the first quarter of 2009.

First Quarter Costs and Expenses

First quarter costs and expenses were $13.2 million in 2010, compared to $20.6 million in 2009, a decrease in year over year expense of $7.4 million.  In particular, in 2009 the Water Resource and Water Storage segment recorded an impairment charge of $12.4 million related to its Tule Desert water rights noted above.  We did not have any similar charges in 2010.  Other significant changes in year over year expenses included cost of real estate sales of $1 million for the UCP properties sold in the first quarter of 2010 (with no corresponding expense in the first quarter of 2009) and a year over year increase in deferred compensation expense of $5.6 million.

Income Taxes

In the first quarter of 2010, after a $2.3 million tax benefit, and the add-back of $781,000 of noncontrolling interest in subsidiary losses, PICO reported a net loss of $4.1 million ($0.18 per share).  The effective tax rate for the three months ended March 31, 2010 was 32%, compared to the federal corporate income tax rate of 35%.  The tax benefit was slightly below the federal corporate rate due to the provision of interest on uncertain tax positions as well as certain permanent items that are not deductible for corporate income tax purposes.

After an $11.1 million tax benefit, and the add-back of $1.3 million of noncontrolling interest in subsidiary losses, PICO reported a net loss of $18.5 million ($0.98 per share) for the first quarter of 2009.  The effective rate of the tax benefit for the first quarter of 2009 was 36%, which approximated the federal corporate income tax rate of 35%.

Noncontrolling Interest In Subsidiaries

We added back net losses to our condensed consolidated statement of operations of $781,000 and $1.3 million for the first quarter of 2010 and 2009, respectively, which represent the interests of noncontrolling shareholders in the losses of our consolidated, but less than wholly owned, subsidiaries.

Our most significant subsidiary that is not wholly owned is Fish Springs Ranch, LLC (“Fish Springs”).  Most of the losses attributable to the noncontrolling interests in our subsidiaries relate to our 49% partner’s share of the financing cost charged to Fish Springs by our wholly-owned subsidiary, Vidler, on expenditures incurred to develop our water resources at Fish Springs Ranch.

WATER RESOURCE AND WATER STORAGE OPERATIONS

Thousands of dollars	Three Months Ended March 31,
	2010	2009
Revenues:
Sale of real estate and water assets	$20	$23
Net investment income	167	20
Other	157	165
Segment total revenues	344	208

Expenses:
Cost of real estate and water assets sold	(6)	(6)
Impairment of water assets		(12,378)
Depreciation and amortization	(278)	(267)
Overhead	(939)	(819)
Project expenses	(1,943)	(655)
Segment total expenses	(3,166)	(14,125)
Loss before income taxes and noncontrolling interests	$(2,822)	$(13,917)

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

Segment Revenues

There were no significant sales of real estate and water assets in the first quarter of 2010 and 2009.  Revenues generated in the first quarter of 2010 and 2009 consisted primarily of lease income from our ranch and farm properties and interest from the financing of certain water asset sales.

Tule Desert Groundwater Basin and Impairment of Water Assets in 2009

Lincoln/Vidler jointly filed a permit application in 1998 for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada.  In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights, which Lincoln/Vidler subsequently sold in 2005, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”).  Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions, Vidler subsequently performed these additional engineering and scientific studies.

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

As of December 31, 2008, our carrying value for the applications for the additional 7,240 acre-feet was $16.4 million, which primarily represented the data collection, drilling and monitoring costs and expenses incurred to collect, interpret and submit the groundwater data to the Nevada State Engineer.  Under agreements in place with developers at the time of ruling, Vidler would only record approximately $4 million of revenue from the 396 acre-feet of water rights granted in the 2009 Ruling.  As such, the carrying value of the 396 acre–feet we had been awarded was written down to this estimated recoverable value, and we recorded a loss on impairment of approximately $12.4 million, before any related tax effects, in the first quarter of 2009.  We did not have any similar charges in the first quarter of 2010.

Settlement of the Tule Desert Groundwater Basin Litigation

On May 27, 2009, Lincoln/Vidler filed an appeal of the 2009 Ruling in Nevada District Court, as well as in U.S. federal court.

On April 15, 2010, Lincoln/Vidler and the Nevada State Engineer announced that they had concluded a Settlement Agreement with respect to the entire litigation between the parties.  The Settlement Agreement resulted in the granting to Lincoln/Vidler of the original Lincoln/Vidler Application of 7,240 acre-feet of water rights with an initial 2,900 acre-feet of water rights available for immediate use by Lincoln/Vidler and the balance of the water rights (4,340 acre-feet) is the subject of staged pumping and development over the next several years.  The staged pumping development under the Settlement Agreement requires the continuing collection of recharge data and pumping data over the next several years by Lincoln/Vidler to further refine the modeling of the basin and potential impacts, if any, from deep aquifer pumping in the remote, unpopulated desert valley in Lincoln County, Nevada.

The Tule Desert Groundwater Basin water resources are being developed by Lincoln/Vidler to support the Lincoln County Recreation, Conservation and Development Act of 2004 (the “Land Act”) and the proposed Toquop Power generation project, a 700 megawatt gas fired power generation facility and a 100 megawatt photovoltaic solar power generation site, all located in southern Lincoln County.  The water permitted under the Settlement Agreement is anticipated to provide sufficient water resources to support the development of the Toquop Power generation project and a portion of Land Act properties.

The Settlement Agreement results in Lincoln/Vidler obtaining up to an additional 6,844 acre–feet of permitted water rights in the Tule Desert Groundwater Basin.  However, our carrying value of $4 million as of March 31, 2010 for the 396 acre–feet of water rights previously awarded will not change as a result of the Settlement Agreement.

Other Expenses

Overhead expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.  Overhead expenses of $939,000 in the first quarter of 2010 were not significantly different when compared to overhead expenses in the first quarter of 2009 of $819,000.

Project expenses consist of costs related to the development of existing water resources, such as operating and maintenance costs and professional fees.  Project expenses fluctuate from period to period depending on activity with Vidler’s various water resource projects.  Costs related to the development of water resources which meet the criteria to be recorded as an asset in our financial statements are capitalized and charged to cost of sales in the period that revenue is recognized.  Project expenses principally relate to:

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

Project expenses were $1.9 million in the first quarter of 2010, compared to $655,000 in the first quarter of 2009.  The year over year increase of $1.3 million is largely due to increased legal costs with respect to the Tule Desert litigation and significant engineering and consulting expenses for the exploration phase of our water resource development project in New Mexico.  Upon the complete resolution of the Tule Desert litigation as noted above, we do not expect to incur further legal costs in the future with respect to this matter.

Net Recharge Credits in the Phoenix, Arizona Active Management Area

During the first quarter of 2010, Vidler acquired for $15.75 million a single-purpose limited liability company whose primary asset was approximately 126,000 acre–feet of stored water (“net recharge credits”) in the Roosevelt Water Conservation District (“RWCD”).  For the purposes of storing water, the RWCD is part of the Phoenix, Arizona Active Management Area (which corresponds to the Phoenix metropolitan area).  Accordingly, this stored water may be recovered and used anywhere in the Phoenix Active Management Area and could have a variety of uses for commercial developments within the Phoenix metropolitan area.

REAL ESTATE OPERATIONS

Thousands of dollars	Three Months Ended March 31,
	2010	2009
Revenues:
Sale of real estate – Nevada Land	$78	$219
Sale of real estate – UCP	1,501
Net investment income	160	264
Other	240	179
Segment total revenues	1,979	662

Expenses:
Cost of real estate sold – Nevada Land	(7)	(75)
Cost of real estate sold - UCP	(1,035)
Operating expenses	(1,831)	(1,516)
Segment total expenses	(2,873)	(1,591)
Loss before income taxes and noncontrolling interests	$(894)	$(929)

Currently our businesses in the Real Estate Operations segment are largely conducted through Nevada Land and its operations in Nevada and UCP and its operations in California.

Both Nevada Land and UCP recognize revenue from real estate sales when a sale transaction closes.  At closing, the entire sales price is recorded as revenue, and the associated cost basis is reported as cost of real estate sold.  Since the date of closing determines the accounting period in which the revenue and cost of sales are recorded, our reported results fluctuate from quarter to quarter, depending on the dates when transactions close.  Consequently, results for any one quarter are not necessarily indicative of likely results for future quarters or the full financial year.  For purposes of this section, gross margin is defined as revenue less cost of real estate sold, and gross margin percentage is defined as gross margin divided by revenue.

UCP continues to purchase and develop finished and partially-entitled residential lots in select California markets.  As of March 31, 2010, UCP owns or controls a total of 462 finished lots (which includes one model home and two partially completed homes) and 3,924 potential lots in various stages of entitlement.  The finished and entitled lots are primarily located in and around the Central Valley and in the Central Coast areas of California.  As of March 31, 2010, we have expended capital of approximately $83.5 million for the acquisition and development to date of these lots. Approximately $18.3 million of this capital has been financed by non–recourse, project specific debt.

Segment Revenues

In the first quarter of 2010, segment total revenues were $2 million. UCP contributed revenues of $1.5 million in the period from the sale of one model home, four partially finished homes and one finished lot.  The sale of these properties generated a gross margin of approximately 31%.  Nevada Land sold 457 acres of land for $78,000 in the first quarter of 2010.  Nevada Land also generated $215,000 from lease and royalty income in the first quarter of 2010 as well as net investment income of $160,000 primarily consisting of interest earned on land sales contracts where Nevada Land has provided vendor financing.

In the first quarter of 2009, segment total revenues were $662,000.  Nevada Land sold approximately 1,280 acres of former railroad land for $219,000. Net investment income, primarily consisting of interest earned on land sales contracts where Nevada Land has provided vendor financing, was $264,000, and other revenues (primarily lease and royalty income from Nevada Land’s properties) were $179,000. UCP did not contribute any revenues in the first quarter of 2009.

Segment Results of Operations

The first quarter segment loss was largely unchanged year over year declining slightly from a loss of $929,000 in the first quarter of 2009 to a loss of $894,000 in the first quarter of 2010.  However, the year over year decrease in the net loss of $35,000 is due primarily to a combination of the following factors:

•	an increase in the gross margin generated by the sale of land and homes at UCP of $466,000;
•	a decrease in the gross margin generated by land sales at Nevada Land of $73,000; and
•	an increase in overhead of $315,000 as UCP continues to expand its operations.

CORPORATE

Thousands of dollars	Three Months Ended March 31,
	2010	2009
Revenues:
Net realized gain (loss) on sale or impairment of investments	$1,508	$(5,455)
Net investment income	611	271
Other	34	222
Segment total revenues (charges)	2,153	(4,962)

Expenses:
Stock-based compensation expense	(805)	(1,162)
Deferred compensation (expense) benefit	(2,383)	3,204
Net foreign exchange loss	(545)	(3,027)
Other	(2,689)	(3,259)
Segment total expenses	(6,422)	(4,244)

Equity in loss of unconsolidated affiliate	(558)
Loss before income taxes and noncontrolling interests	$(4,827)	$(9,206)

This segment consists of cash and fixed-income securities, a 37% interest in spigit, Inc. (“spigit”), and other parent company assets and liabilities.  Typically, we invest a portion of our liquid funds in high quality fixed-income securities as a higher returning alternative to money market funds, which currently yield only negligible returns.

This segment also contains the deferred compensation assets held in trust for the benefit of certain officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities.  See “Deferred Compensation” below.

Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.  At March 31, 2010, substantially all of the publicly-traded equity securities held in this segment are stocks held in deferred compensation investment portfolios.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, such as rent for our head office, any stock-based compensation cost, and deferred compensation expense.  In any one period, Corporate segment expenses can increase or decrease, by one or more individually significant item which occurs irregularly such as, the recording of stock-based compensation expense when awards are granted and vest, or fluctuate from period to period, for example, foreign currency expense or benefit.  Consequently, typically Corporate segment expenses are not directly comparable from year to year.

Segment Revenues

In the first quarter of 2010, segment revenues were $2.2 million, compared to segment charges of $5 million in the first quarter of 2009.  The $7.2 million year over year improvement is principally due to a $7 million favorable change in net realized investment gains year over year.

The $1.5 million net realized investment gain in the first quarter of 2010 principally resulted from a gain on the full repayment on maturity of a bond held in deferred compensation accounts which had been previously written down through a provision for other-than-temporary impairment.

The $5.5 million net realized investment loss in the first quarter of 2009 primarily consisted of a $5.1 million charge for other-than-temporary impairment of bonds from three issuers held in deferred compensation accounts.

Segment Expenses

First quarter segment expenses increased by approximately $2.2 million year over year.  This was principally due to an unfavorable change of approximately $5.6 million in deferred compensation expense year over year, which was partially offset by a $2.5 million lower net foreign exchange loss and a $357,000 reduction in stock-based compensation expense.

Deferred Compensation

The deferred compensation assets held in trust for the benefit of certain officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities, are recorded in the Corporate segment.

The investment income and realized gains or losses from the deferred compensation assets are recorded as revenues in the period that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense or recovery.  The change in net unrealized appreciation or depreciation in the deferred compensation assets each period is not recorded in revenues, but it is charged to compensation expense or loss.  Consequently, due to the expenses or recoveries of expenses recorded due to unrealized appreciation or depreciation, in any one period deferred compensation can have an effect on segment income or loss and income or loss before taxes and noncontrolling interests in the statement of operations.  However, once the deferred compensation has been distributed, over the lifetime of the assets, the revenues and deferred compensation expense offset, and there is no net effect on segment income or loss and consolidated income or loss before taxes and noncontrolling interests.

During accounting periods when the market value of the deferred compensation payable increases, such as the first quarter of 2010, an expense is recorded in the Corporate segment.  Conversely, during accounting periods when the market value of the deferred compensation payable decreases, such as the first quarter of 2009, a recovery of deferred compensation expense is recorded, which reduces segment expenses.

Deferred compensation had the net effect of reducing segment income before taxes and noncontrolling interests by $410,000 in the first quarter of 2010, and $1.9 million in the first quarter of 2009. Segment revenues included revenues of $2 million related to deferred compensation in the first quarter of 2010, compared to negative $5.1 million in the first quarter of 2009.  Segment expenses included a $2.4 million expense related to deferred compensation in the first quarter of 2010, and a $3.2 million recovery in the first quarter of 2009.

Stock-Based Compensation Expense

The Stock-Based Compensation Expense recognized in this segment principally consists of costs related to Stock Appreciation Rights (“SAR”) and Restricted Stock Units (“RSU”).

SAR

During 2007, 486,470 SAR were granted to four officers with an exercise price of $42.71, and 172,939 SAR were granted to one officer with an exercise price of $44.69.  The SAR granted in 2007 vest over three years.  There were no SAR grants in 2008 and 2009.

The SAR expense for the 2007 grants was calculated based on the estimated fair value of the vested SAR as of the award date.  SAR expense related to the 2007 SAR grant of $273,000 was recorded in the first quarter of 2010, and $997,000 was recorded in the first quarter of 2009.  We expect to recognize the remaining $637,000 expense related to the 2007 SAR grant during the second and third quarters of 2010.

At March 31, 2010, the closing PICO stock price was $37.19, which is less than the exercise price of the SAR granted in 2007.

RSU

On March 3, 2009, the Compensation Committee granted 300,000 RSU to five of the Company’s officers.  The RSU awards vest on March 3, 2012.  If the officers are still employees of the Company on March 3, 2012, the officers will be issued new shares of PICO’s common stock for each RSU, less applicable withholding taxes.

Compensation expense for the RSU grant will be recorded over the three year vesting period.  The RSU expense is calculated based on the estimated fair value of the RSU as of the award date, being $5.9 million, based on the closing sale price of PICO common stock on March 3, 2009 ($19.75).

RSU expense of $494,000 was recorded in the first quarter of 2010, compared to $165,000 in the first quarter of 2009.  We expect to record the remainder of the $3.8 million in compensation expense related to the RSU granted in 2009 over the period until the RSU vest in March 2012.

Foreign Exchange Gain or Loss

The Foreign Exchange Loss recorded in this segment for the first quarter of 2010 consists of two separate foreign exchange effects.  In the first quarter of 2009, there was a third separate foreign exchange effect.

Intercompany Loan

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

During accounting periods when the U.S. dollar appreciates relative to the Swiss Franc – such as first quarters of 2010 and 2009 – under U.S. GAAP we are required to record an expense through the statement of operations to reflect the fact that PICO European owes PICO Holdings fewer U.S. dollars.

Conversely, during accounting periods when the Swiss Franc appreciates relative to the U.S. dollar, we record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings more U.S. dollars.

Consequently, segment expenses included an exchange rate loss of $646,000 in the first quarter of 2010, and an exchange rate loss of $2 million in the first quarter of 2009.

U. S. dollars held by Global Equity AG

Our wholly-owned subsidiary, Global Equity AG, holds U.S. dollars as its primary asset.  There is a second foreign exchange item due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on the U.S. dollars held by Global Equity AG.

Since the Swiss Franc is Global Equity AG’s functional currency for financial reporting, Global Equity AG records a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar affecting the U.S. dollars it holds. However, when Global Equity AG is consolidated into our group financial statements, we record an offsetting amount within Other Comprehensive Income, and, as a result, there is no net impact on consolidated shareholders’ equity.

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

Consequently, in the first quarter of 2010, a $100,000 exchange rate gain reduced segment expenses, compared to zero in first quarter of 2009.

Swiss Franc Tax Receivable

In the first quarter of 2009, there was a third foreign exchange item due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on a tax receivable, which was denominated in Swiss Francs.  We recorded a foreign exchange expense of $1 million in the first quarter of 2009, being the difference between the receivable translated into U.S. dollars at the exchange rate on December 31, 2008 and March 31, 2009.

Equity In Unconsolidated Affiliate

From time to time, we make investments in small businesses, which are reported in the Corporate segment.  At March 31, 2010, the only such business was spigit, a developer of social productivity software for enterprises, which has established a customer base including several companies in the Fortune 2000.

In October 2009, spigit received a $10 million equity investment from a global private equity firm, which reduced our majority ownership of spigit to a 37% equity interest.  Until October 2009, spigit was consolidated in our group financial statements.  Now that spigit is no longer a consolidated subsidiary, our investment in spigit is now carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that can exercise significant influence over the operating and financial policies of spigit.

In the first quarter of 2010, our share of spigit's loss was $588,000.

INSURANCE OPERATIONS IN “RUN OFF”

Thousands of dollars	Three Months Ended March 31,
	2010	2009
Revenues:
Net investment income	$451	$372
Net realized gain (loss) on sale or impairment of investments	1,642	(6,647)
Other	33	42
Segment total revenues (charges)	2,126	(6,233)

Expenses:
Segment total expenses	(703)	(660)

Income (loss) before income taxes and noncontrolling interests	$1,423	$(6,893)

This segment consists of Physicians and Citation, whose operations are in “run off”.  This means that Physicians and Citation are handling and resolving claims on expired policies, but not writing any new business.

Once an insurance company is in “run off” and the last of its policies have expired, typically most revenues come from net investment income (interest from fixed-income securities and dividends from stocks) earned on funds held as part of their insurance business.  In addition, realized gains or losses arise from the sale or impairment of the securities held.

Revenues and results in this segment vary considerably from period to period and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains and losses, and development in our loss reserves.

Net Realized Investment Gain or Loss

The $1.6 million net realized investment gain reported in the first quarter of 2010 primarily consisted of $1.8 million in realized gains on the sale of various portfolio holdings, which were partially offset by $159,000 in charges for other-than-temporary impairment of our holdings in various equities.

We regularly review any securities in which we have an unrealized loss.  If we determine that the decline in market value is other-than-temporary, we record a charge to reduce the basis of the security from its original cost (or previously written-down value, if a provision for other-than-temporary impairment has been recorded in a previous accounting period) to current carrying value, which is typically the market price at the balance sheet date when the provision was recorded.  The determination is based on various factors, primarily the extent and duration of the unrealized loss.  A charge for other-than-temporary impairment is a non-cash charge, which is recorded as a realized loss in our condensed consolidated statement of operations.  Charges for other-than-temporary impairment do not affect book value per share, as the after-tax decline in the market value of investments is already reflected in shareholders’ equity.  The written-down value becomes our new basis in the investment.

Based on the extent and duration of the unrealized losses, it was determined that the declines in market value of these stocks were other-than-temporary.  Consequently, we recorded a charge to reduce our basis in these stocks to fair value at March 31, 2010.

The $6.6 million net realized investment loss reported in the first quarter of 2009 principally consisted of $6.6 million in charges for other-than-temporary impairment of our holdings in various equities, in line with the severe decline in global stock markets during 2008 and the first quarter of 2009.

We determined that none of the bonds held by the insurance companies were impaired as of March 31, 2010 and March 31, 2009.

Physicians Loss Reserves

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	March 31, 2010	December 31, 2009
Direct Reserves for medical professional liability insurance	$2,317	$2,338

Physicians’ reserves decreased by $21,000 during the first quarter of 2010, due to payment of claims.  There were no unusual trends in claims during the first quarter of 2010.

Citation Loss Reserves

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES
Thousands of dollars	March 31, 2010	December 31, 2009
Property & Casualty Insurance
Direct Reserves	$600	$624
Ceded Reserves	(81)	(81)
Net property and casualty insurance reserves	519	543

Workers’ Compensation
Direct Reserves	20,744	21,213
Ceded Reserves	(14,123)	(14,446)
Net workers’ compensation insurance reserves	6,621	6,767
Total net reserves	$7,140	$7,310

During the first three months of 2010, Citation’s net property and casualty insurance reserves declined by $24,000 due to payment of claims.

During the first three months of 2010, Citation’s net workers’ compensation reserves declined by $146,000 due to payment of claims.  Direct reserves declined by $469,000, which was partially offset by the recovery of $323,000 from our reinsurers.

No unusual trends in claims were noted during the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES—THREE MONTHS ENDED MARCH 31, 2010 AND 2009

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, fixed-income securities, and holdings in publicly-traded securities in our insurance companies and deferred compensation investment portfolios.  On a consolidated basis, we had $122.9 million in cash and cash equivalents at March 31, 2010, compared to $154.5 million at December 31, 2009.  In addition to cash and cash equivalents at March 31, 2010, the consolidated group held fixed-income securities with a market value of $55.2 million, and equities with a market value of $114.7 million.

The cash and cash equivalents, fixed-income securities, and publicly-traded equities held in each segment at March 31, 2010 are:

•	the Water Resource and Water Storage Operations segment holds cash of $1.1 million;
•	the Real Estate Operations segment holds cash of $51.9 million;
•	the Insurance in “Run Off” segment holds cash of $13.9 million, fixed-income securities with a market value of $15.4 million, and equities with a market value of $104.7 million; and
•
the Corporate segment holds cash of $46.2 million, fixed-income securities with a market value of $26.5 million, and an equity security with a market value of $1 million.  In addition, cash of $9.8 million, fixed-income securities with a market value of $13.3 million, and equity securities with a market value of $9 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities.

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

•
Although UCP made some initial sales of lots during 2009 and the first quarter of 2010, we are still acquiring finished and partially-developed residential lots in select California markets. During 2009, we acquired a defaulted note for $22.6 million. We foreclosed on the note as planned and, as a result, acquired 1,400 entitled residential units on a 244-acre property (East Garrison) in Monterey County, California. During 2010 and 2011, we plan to expend approximately $20 million to complete the first phase of the development and to prepare other parts of the property for potential future development;

•
Nevada Land is actively selling real estate which has reached its highest and best use.  Nevada Land’s principal sources of cash flow are the proceeds of cash real estate sales, lease income, royalties, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing.  These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating positive cash flow; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation.  The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies.

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

The fixed-income securities held by our insurance companies consist of bonds with 10 years or less to maturity:

Issuer	Fair Value March 31, 2010 (In thousands)	Percentage of Total Fair Value
U.S. Treasury	$1,167	8%
Government-sponsored enterprises	6,644	43%
State of California general obligations	3,276	21%
Domestic investment-grade corporate bonds	3,398	22%
Foreign corporate bond (no credit rating)	882	6%
	$15,367	100%

As shown in our condensed consolidated statements of cash flow, cash and cash equivalents decreased by $31.7 million in the first quarter of 2010, compared to a $2.9 million net increase in the first quarter of 2009.

During the first quarter of 2010, operating activities used $31.6 million in cash.  The principal operating cash outflow was $30.3 million for real estate and water assets, which primarily reflected Vidler’s purchase of water in storage in metropolitan Phoenix, Arizona area for $15.8 million, and $13.6 million expended by UCP to acquire and develop lots.  Other operating cash outflows included project expenses at Vidler, and overhead expenses.  The principal operating cash inflows were lot sales by UCP, and investment income from the Insurance Operations in “Run Off” segment and from liquid funds held in the other segments.

During the first quarter of 2009, operating activities provided $3.2 million in cash.  The principal operating cash inflows were a $15.1 million refund from the Swiss tax authorities, cash land sales by Nevada Land and repayments on notes related to previous land sales, as well as investment income from the Insurance Operations in Run Off segment and from liquid funds held in the other segments.  The principal operating cash outflows included $3 million to develop real estate and water assets for future development, overhead expenses, and taxes.  In addition, $2.1 million was paid to two officers who took distribution of deferred compensation assets pursuant to predetermined elections.

Investing activities used $520,000 of cash in the first quarter of 2010.  Proceeds from the maturity and call of bonds provided cash of $4 million, and we purchased $7.4 million of fixed-income securities, which principally represented the temporary investment of liquid funds held by the parent company in high quality fixed-income securities. Proceeds from the sale of stocks provided cash of $7.1 million, and we purchased $3.9 million of new equities.

Investing activities provided $200,000 of cash in the first quarter of 2009.  This primarily resulted from the proceeds of the sale of stocks exceeding new purchases.

There were no cash flows from financing activities in the first quarter of 2010.

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

We believe that our cash and cash equivalent balances, short-term investments, and cash flows are adequate to satisfy cash requirements for at least the next 12 months. In addition, we could issue debt or equity securities under our universal shelf registration statement discussed below.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Universal Shelf Registration Statement

On December 3, 2007, the SEC declared a universal shelf registration statement effective for the periodic offering and sale of up to $400 million of debt securities, common stock, and warrants, or any combination thereof, in one or more offerings, over a period of three years.

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

While we have no current plans for the offer or sale of any securities, the remaining capacity on the universal shelf registration statement provides us with flexibility and control over the timing and size of any potential financing in response to both market and strategic opportunities.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices.  We currently have interest rate risk as it relates to our fixed maturity securities, equity price risk as it relates to our marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies.  Generally, our borrowings are short to medium term in nature and therefore approximate fair value.  At March 31, 2010, we had $55.2 million of fixed maturity securities, $114.7 million of marketable equity securities that were subject to market risk, of which $53.9 million were denominated in foreign currencies, primarily Swiss francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security.  At March 31, 2010, the model calculated a loss in fair value of $1.1 million.  For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities.  For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $22.9 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect.  The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $7 million that would impact the foreign currency translation in shareholders’ equity.

Item 4:  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2010, however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the first quarter of 2010.  For more information on this dispute, see “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Tule Desert Action to Reverse Ruling:

On May 27, 2009, Lincoln County, Nevada (“Lincoln County”) and Vidler Water Company, Inc. (“Vidler” and together with Lincoln County, “Lincoln/Vidler”) filed a joint complaint against the Nevada State Engineer in the Seventh Judicial District Court of the State of Nevada.  On July 21, 2009, Lincoln/Vidler filed an additional United States federal complaint against two individuals in their official capacities as the Nevada State Engineer and the Acting Nevada State Engineer in the United States District Court for the District of Nevada.  In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a joint permit for 2,100 acre-feet of municipal and industrial use water rights from the Tule Desert Groundwater Basin in Lincoln County, Nevada, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler.  Lincoln/Vidler conducted those additional engineering and scientific studies.

As required by the 2002 ruling, in 2008, Lincoln/Vidler submitted these studies to the Nevada State Engineer.  In April 2009, the Nevada State Engineer ruled that it would permit the appropriation of a total of 2,500 acre-feet, including the 2,100 acre-feet previously awarded in November 2002.  Accordingly, the 2009 ruling granted Lincoln/Vidler 396 acre-feet of additional permitted water rights instead of the 7,240 acre-feet of water rights that could have been granted pursuant to the 2002 ruling.  Lincoln/Vidler sued the Nevada State Engineer in federal and state legal proceedings seeking the reversal of the Nevada State Engineer’s 2009 ruling and the grant of a permit for an additional 7,240 acre-feet of water rights.

On April 15, 2010, the Lincoln County’s Board of Trustees ratified the Settlement Agreement and Mutual Release (the “Settlement Agreement”), dated as of April 1, 2010, entered into by Vidler, Lincoln County and the State Engineer, State of Nevada, Tracy Taylor, P.E., Nevada State Engineer, and Jason King, P.E., Acting Nevada State Engineer, (collectively, the “State Engineer”), pursuant to which each party released and discharged the other parties from claims, liabilities, demands, and causes of actions (known or unknown, whether or not asserted) arising out of or in connection with the claims and allegations contained in Lincoln/Vidler’s state and federal complaints relating to their joint Tule Desert Groundwater applications for future water resource development in the Tule Desert Hydrographic Basin.  Pursuant to the Settlement Agreement, the State Engineer will grant, subject to certain conditions, Lincoln/Vidler 7,240 acre feet of annual water rights, with an initial 2,900 acre feet of annual water rights available for immediate use.  The remainder of the water rights will be subject to staged pumping and development and the authorization of the State Engineer.  The Settlement Agreement also provides for the continuing collection of recharge data and pumping data over the next several years by Lincoln/Vidler to further refine the modeling of the basin and potential impacts, if any, from deep aquifer pumping in the remote, unpopulated desert valley in Lincoln County, Nevada.  Vidler, Lincoln and the State Engineer will also stipulate to dismiss the pending state and federal lawsuits relating to Lincoln/Vidler’s Tule Desert Groundwater applications with the State Engineer.  The parties have agreed that the settlement is intended solely as a compromise of disputed claims, and is not to be construed as an admission of liability on the part of any party.

Item 1A:  Risk Factors

None

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  (Removed and Reserved)

Item 5:  Other Information

None.

Item 6.  Exhibits

Exhibit Number		Description
3(i)		Amended and Restated Articles of Incorporation of PICO. (1)
3(ii)		Amended and Restated By-laws of PICO. (2)
4.1		Form of Indenture relating to Debt Securities. (3)
10.1	†	Form of Restricted Stock Grant for Directors. (4)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to the Form S-3 filed with Securities and Exchange Commission on November 20, 2007.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 7, 2010

PICO HOLDINGS, INC.

By:  /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)