Form 10-Q
period 2010-06-30
PICO HOLDINGS INC /NEW
filed 2010-08-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number 033-36383

PICO HOLDINGS, INC.

(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation)	33-36383 (Commission File Number)	94-2723335 (IRS Employer Identification No.)

875 Prospect Street, Suite 301
La Jolla, California  92037
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
Yes ☐ No ☒

On August 6, 2010, the registrant had 22,646,937 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Six Months Ended June 30, 2010

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Available for sale investments:
Fixed maturities	$51,483	$50,575
Equity securities	114,629	118,327
Total available for sale investments	166,112	168,902
Investment in unconsolidated affiliate	7,412	8,884
Total investments	173,524	177,786

Cash and cash equivalents	113,349	154,545
Notes and other receivables, net	11,759	15,412
Reinsurance receivables	14,282	15,013
Real estate and water assets, net	335,283	299,833
Property and equipment, net	1,677	1,328
Net deferred income taxes	14,166	11,165
Federal, foreign and state income taxes	11,549	8,879
Other assets	3,512	3,656
Total assets	$679,101	$687,617

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses	$22,920	$24,175
Deferred compensation	32,795	31,144
Borrowings	41,788	41,221
Other liabilities	11,632	11,382
Total liabilities	109,135	107,922

Commitments and Contingencies (Note 6)

Common stock, $.001 par value; authorized 100,000,000 shares, 27,071,732 issued and 22,646,937 outstanding at June 30, 2010, and 27,020,473 issued and 22,595,678 outstanding at December 31, 2009	27	27
Additional paid-in capital	541,524	539,792
Retained earnings	93,440	100,002
Accumulated other comprehensive income	17,737	21,094
Treasury stock, at cost (common shares: 4,424,795 in 2010 and 2009)	(78,272)	(78,272)
Total PICO Holdings, Inc. shareholders’ equity	574,456	582,643
Noncontrolling interest in subsidiaries	(4,490)	(2,948)
Total shareholders' equity	569,966	579,695
Total liabilities and shareholders' equity	$679,101	$687,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Revenues:
Sale of real estate and water assets	$2,141	$4,958	$3,739	$5,268
Net investment income	1,973	2,081	3,363	3,008
Net realized gain (loss) on sale and impairment of investments	1,663	1,021	4,813	(11,081)
Other	1,046	940	1,510	1,480
Total revenues (charges)	6,823	9,000	13,425	(1,325)
Costs and expenses:
Operating and other costs	7,903	12,764	19,191	20,102
Impairment loss on real estate and water assets				12,378
Cost of real estate and water assets sold	1,401	1,420	2,448	1,500
Depreciation and amortization	328	338	653	672
Interest	405	459	909	949
Total costs and expenses	10,037	14,981	23,201	35,601
Equity in loss of unconsolidated affiliate	(914)		(1,472)
Loss before income taxes and noncontrolling interest	(4,128)	(5,981)	(11,248)	(36,926)
Benefit for federal, foreign, and state income taxes	(867)	(2,783)	(3,144)	(13,918)
Net loss	(3,261)	(3,198)	(8,104)	(23,008)
Net loss attributable to the noncontrolling interests	761	840	1,542	2,144
Net loss attributable to PICO Holdings, Inc.	$(2,500)	$(2,358)	$(6,562)	$(20,864)

Net loss per common share – basic and diluted:	$(0.11)	$(0.12)	$(0.29)	$(1.08)
Weighted average shares outstanding	22,611	19,638	22,603	19,239

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands)

	Total	Comprehensive Loss attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, January 1, 2010	$579,695		$100,002	$21,094	$27	$539,792	$(78,272)	$(2,948)
Stock-based compensation expense	2,496					2,496
Exercise of restricted stock unit	(764)					(764)
Comprehensive loss:
Net loss	(8,104)	$(6,562)	(6,562)					(1,542)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(2,997)	(2,997)		(2,997)
Foreign currency translation	(360)	(360)		(360)
Other comprehensive loss	(3,357)	(3,357)
Comprehensive loss	(11,461)	$(9,919)
Ending balance, June 30, 2010	$569,966		$93,440	$17,737	$27	$541,524	$(78,272)	$(4,490)

	Total	Comprehensive Loss attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, January 1, 2009	$477,746		$118,037	$(1,424)	$23	$439,382	$(78,272)
Stock-based compensation expense	2,668					2,668
Common Stock Offering	95,744				4	95,740

Changes in ownership of noncontrolling interest	250							$250
Comprehensive income:
Net loss	(23,008)	$(20,864)	(20,864)					(2,144)
Other comprehensive income, net of tax:
Unrealized gain on securities	6,523	6,523		6,523
Foreign currency translation	1,393	1,393		1,393
Other comprehensive income	7,916	7,916
Comprehensive loss	(15,092)	$(12,948)
Ending balance, June 30, 2009	$561,316		$97,173	$6,492	$27	$537,790	$(78,272)	$(1,894)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(42,980)	$4,542

INVESTING ACTIVITIES:
Purchases of investments	(21,016)	(4,214)
Proceeds from sale of investments	19,658	8,199
Proceeds from maturity of investments	2,512	1,510
Purchases of property and equipment	(536)
Real estate and water asset capital expenditure		(302)
Net cash provided by investing activities	618	5,193

FINANCING ACTIVITIES:
Proceeds from common stock offering, net		95,743
Excess tax benefits from share based payment arrangements	379
Repayments of borrowings		(7,739)
Proceeds from borrowings		3,112
Net cash provided by financing activities	379	91,116

Effect of exchange rate changes on cash	787	458

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,196)	101,309

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	154,545	96,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$113,349	$197,625

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (refunded) for Federal, foreign and state income taxes	$831	$(20,865)
Cash paid for interest, net of amounts capitalized	$425	$767
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate	$1,329

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, reinsurance receivables, notes and other receivables, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2010, and December 31, 2009, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At June 30, 2010, the Company had one stock-based payment arrangement outstanding:

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

The Company has three different equity incentive awards outstanding under the Plan at June 30, 2010:

Restricted Stock Unit Awards (RSU):

RSU entitle the recipient, who must be continuously employed by the Company until the vesting date the right to receive one share of PICO common stock with no monetary payment required.  RSU do not vote and are not entitled to receive dividends.  The total fair value of the awards was $5.9 million based on the Company’s closing stock price on the date of grant.  Compensation expense recognized for these awards was $1.4 million and $1.9 million for the three and six months ended June 30, 2010, respectively.  Compensation expense recognized for these awards was $493,000 and $658,000 for the three and six months ended June 30, 2009, respectively.

During the three months ended June 30, 2010, 80,000 RSU were exercised in conjunction with the resignation of the Company’s Executive Vice President of Corporate Development and Chief Legal Officer.  After payment of applicable withholding taxes, the Company issued 45,659 newly-issued shares of common stock in satisfaction of the award.  There were no RSU granted during the six months ended June 30, 2010.

At June 30, 2010, there was $2.4 million of unrecognized compensation costs for RSU that is expected to be recognized through the first quarter of 2012 based on the vesting schedule of the grants.

Restricted Stock Awards (RSA):

In May of each year since 2008, and as part of a duly adopted revised director annual compensation program, the Company has issued RSA to the non-employee directors of the Company.  Each award vests one year from the date of grant.  Until vested, the awards are held in escrow; however, the shares can be voted and the holder is entitled to any dividends.  Once vested, common stock of the Company is distributed to the recipient.  Each award is valued at the Company’s closing stock price on the date of grant and the compensation expense is recognized over the vesting period of the award.

A summary of activity of the RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2010	300,000	5,286
Granted		5,600
Exercised	(80,000)
Vested		(4,200)
Outstanding at June 30, 2010	220,000	6,686
Unrecognized compensation cost (in thousands)	$2,414	$172

Stock – Settled SAR:

There were no SAR granted or exercised during the six months ended June 30, 2010 or 2009.

Compensation expense recognized for SAR was $273,000 and $546,000 for the three and six months ended June 30, 2010 respectively, and $997,000 and $2 million for the three and six months ended June 30, 2009 respectively.

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

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%
Expected forfeiture rate	0%

A summary of SAR activity under the Plan is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2010	1,995,018	$36.89	6.5 years
Granted
Exercised
Outstanding and exercisable at June 30, 2010	1,995,018	$36.89	6 years

A summary of the status of the Company’s unvested SAR as of June 30, 2010 and changes during the period is as follows:

	SAR	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	57,646	$18.93
Granted
Vested	57,646	$18.93
Unvested at June 30, 2010	-0-

At June 30, 2010, none of the outstanding SAR were in-the-money.

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts within the Company’s financial statements (with a corresponding increase in the trust assets) and an expense is reported in operating and other costs for increases in the market value of the assets held with a corresponding increase in the deferred compensation liability (except in the case of PICO stock, which is reported as treasury stock, at cost).  In the event the trust assets decline in value, the Company will reverse previously expensed compensation.

At June 30, 2010 and December 31, 2009, the Company had $32.8 million and $31.1 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.  The assets of the plan are held in Rabbi Trust accounts.  Such trusts hold various investments that are consistent with the Company’s investment policy.  The investments are held in separate accounts and accounted and reported for as available for sale securities in the accompanying condensed consolidated balance sheets.  Assets of the trust will be distributed according to predetermined payout elections established by each employee or member of the board of directors.

The deferred compensation liability increased during the six months ended June 30, 2010 primarily due to increases in the fair value of the invested assets.  Included in operating and other costs in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2010, is a recovery of compensation expense of $673,000 and an expense of $1.7 million, respectively.  For the three and six months ended June 30, 2009, operating and other costs include deferred compensation expense of $5.5 million and $2.3 million, respectively.

Real Estate and Water Assets:

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the assets, the asset is available for sale in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next year.  At June 30, 2010 the Company had no real estate classified as held for sale.  At December 31, 2009, the Company had $4.8 million classified as held for sale.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.  The notes are typically secured by the assets which allows the Company to recover the underlying property if and when a buyer defaults.  No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during the six months ended June 30, 2010 and 2009.

Operating and Other Costs:

For the three and six months ended June 30, 2010, the Company reported a foreign currency loss of $629,000 and $1.2 million, respectively.  For the three and six months ended June 30, 2009, the Company reported a foreign currency gain of $1.3 million and a loss of $1.7 million, respectively.  In each period, the net foreign currency gain or loss results principally from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.  Included in the six months ended June 30, 2009 only, the Company also reported a loss of $1.1 million on third party foreign receivables.

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

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  For the six months ended June 30, 2010 and 2009, the Company recorded approximately $77,000 and $91,000, respectively, in interest related to uncertain tax positions.

The effective income tax rate for the three and six months ended June 30, 2010 is 21% and 28%, respectively and 47% and 38% for the three and six months ended June 30, 2009, respectively.  For the three and six months ended June 30, 2010 the effective rate differs from the statutory rate primarily due to foreign taxes and non-deductible compensation expense.  The effective rate differs from the statutory rate in the 2009 period primarily due to the recognition or reversal of interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.

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

For the three and six months ended June 30, 2010 and 2009, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive.

3.  Comprehensive Loss

Comprehensive income or loss, net of income tax is comprised of the following (in thousands):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net loss	$(3,261)	$(3,198)	$(8,104)	$(23,008)
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on available for sale securities	(1,810)	9,928	(2,997)	6,523
Appreciation (depreciation) in foreign currency translation	(286)	926	(360)	1,393
Total other comprehensive income (loss), net of tax	(2,096)	10,854	(3,357)	7,916
Comprehensive income (loss)	(5,357)	7,656	(11,461)	(15,092)
Comprehensive loss attributable to the noncontrolling interest	761	840	1,542	2,144
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$(4,596)	$8,496	$(9,919)	$(12,948)

Total comprehensive loss for the three and six months ended June 30, 2010 is net of a deferred income tax benefit of $1.5 million and $3 million, respectively.  Total comprehensive income for the three months ended and loss for the six months ended June 30, 2009 is net of a deferred income tax charge of $7.6 million and a benefit of $2.2 million, respectively.

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2010	December 31, 2009

Net unrealized appreciation on available for sale investments	$22,855	$25,853
Foreign currency translation	(5,118)	(4,759)
Accumulated other comprehensive income	$17,737	$21,094

The accumulated balance is net of deferred income tax liability of $8.3 million at June 30, 2010 and $9.8 million at December 31, 2009.

The following table reports the cost and carrying value of available for sale investments at June 30, 2010 and December 31, 2009 (in thousands):

June 30, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$2,435	$77	$(1)	$2,511
Municipal bonds	3,160	130		3,290
Corporate bonds	27,060	756	(1,475)	26,341
Government sponsored enterprises	19,063	278		19,341
	51,718	1,241	(1,476)	51,483
Marketable equity securities	81,708	33,790	(869)	114,629
Total	$133,426	$35,031	$(2,345)	$166,112

December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$1,106	$80		$1,186
Municipal Bonds	3,175	64		3,239
Corporate bonds	21,217	2,278	$(2,224)	21,271
Government sponsored enterprises	24,764	329	(214)	24,879
	50,262	2,751	(2,438)	50,575
Marketable equity securities	81,935	37,009	(617)	118,327
Total	$132,197	$39,760	$(3,055)	$168,902

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	2010		2009
		Gross		Gross
		Unrealized		Unrealized
Less than 12 months	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. Treasury securities	$829	$2
Government sponsored			$17,961	$214
Corporate bonds	8,798	462	779	10
	9,627	464	18,740	224
Marketable equity securities	3,316	859	5,590	488
Total	$12,943	$1,323	$24,330	$712

	2010		2009
		Gross		Gross
		Unrealized		Unrealized
Greater than 12 months	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
Corporate bonds	$7,439	$1,012	$9,510	$2,214
Marketable equity securities	777	10	1,346	129
Total	$8,216	$1,022	$10,856	$2,343

Marketable equity securities:  The Company’s investments in marketable equity securities totaled $114.6 million at June 30, 2010, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets.  Equities are researched, and selected for purchase, on a case by case basis depending on the fundamental characteristics of the individual security.  The Company reviewed its equity securities in an unrealized loss position, and concluded that these investments were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is due to market decline.  During the three and six months ended June 30, 2010, the Company recorded $150,000 and $311,000, respectively, of other-than-temporary impairment charges on marketable equity securities.  During the three and six months ended June 30, 2009, the Company recorded $1.1 million and $7.9 million respectively, of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and U.S. Treasury Obligations: The Company owns various fixed maturity bonds in its portfolio.  The U.S. Treasury, municipal and government sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements for the insurance companies.  The remainder of the bond portfolio consists of corporate bonds, which are researched, and selected for purchase, on a case by case basis depending on the maturity and yield-to-maturity of the bond available for purchase, and an analysis of the fundamental characteristics of the issuer.  The Company does not consider the unrealized losses on the bond portfolio to be other-than-temporarily impaired because the Company intends to hold, and will not be required to sell, these particular securities, and the Company expects to recover the entire amortized cost basis.  The Company believes that the unrealized losses are primarily attributable to the reduced availability of credit throughout the U.S. economy, which is affecting the market prices of all bonds other than those issued by the U.S. Treasury, as well as deterioration of the underlying issuer of certain bonds held by the Company.  During the three and six months ended June 30, 2010, the Company recorded no impairment charges on corporate bonds.  During the three and six months ended June 30, 2009, the Company recorded impairment charges of zero and $5.1 million, respectively on corporate bonds due to deterioration of the underlying issuer's financial condition.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  At June 30, 2010 the Company transferred $10.1 million from level 1 to level 2 due to the volume and frequency of trading activity for those particular securities. This determination was done at the end of the reporting period (in thousands):

At June 30, 2010 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Available for sale securities (A)	$156,015	$10,097		$166,112
Liabilities
Deferred compensation (B)	$32,795			$32,795

At December 31, 2009 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Available for sale securities (A)	$168,902			$168,902
Liabilities
Deferred compensation (B)	$31,144			$31,144

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

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at June 30, 2010 (in thousands).

	June 30, 2010
	Carrying	Estimated
	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$113,349	$113,349
Fixed maturities	$51,483	$51,483
Equity securities	$114,629	$114,629
Notes receivable	$11,759	$11,759
Financial liabilities:
Borrowings	$41,788	$41,788

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

The accounting policies of the reportable segments are the same as those described in the Company’s 2009 Annual Report on Form 10-K filed with the SEC. Management analyzes segments using the following information:

Segment assets (in thousands):

	June 30, 2010	December 31, 2009
Total Assets:
Water Resource and Water Storage Operations	$225,557	$207,565
Real Estate Operations	171,117	149,217
Corporate	123,692	169,146
Insurance Operations in Run Off	158,735	161,689
	$679,101	$687,617

During the six months ended June 30, 2010, total assets in the water resource and water storage operation increased $18 million primarily due to the $15.8 million acquisition of a single-purpose limited liability company, Active Resource Management, LLC (“ARM”), whose primary asset is approximately 126,000 acre–feet of stored water.  There are no significant revenues or earnings from ARM since the acquisition and no significant revenues or earnings for the comparative period of 2009.

During the six months ended June 30, 2010, total assets in the real estate operations increased $21.9 million primarily due to the acquisition and development of real estate projects in UCP.

Corporate segment assets decreased $45.5 million primarily as a result of funding the real estate and water acquisitions and development.

Segment revenues and expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues (Charges):
Water Resource and Water Storage Operations	$1,780	$3,377	$2,125	$3,585
Real Estate Operations	1,746	2,315	3,725	2,977
Corporate	470	1,666	2,622	(3,296)
Insurance Operations in Run Off	2,827	1,642	4,953	(4,591)
Total revenues (charges)	$6,823	$9,000	$13,425	$(1,325)

Income (Loss) Before Taxes and Noncontrolling Interests:
Water Resource and Water Storage Operations	$(1,069)	$1,121	$(3,891)	$(12,796)
Real Estate Operations	(775)	(1,142)	(1,670)	(2,071)
Corporate	(4,477)	(7,024)	(9,303)	(16,230)
Insurance Operations in Run Off	2,193	1,064	3,616	(5,829)
Loss before income taxes and noncontrolling interest	$(4,128)	$(5,981)	$(11,248)	$(36,926)

6.	Commitments and Contingencies

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2010; however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the second quarter of 2010.

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

As of June 30, 2010, our major consolidated subsidiaries are:

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

RESULTS OF OPERATIONS—THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

PICO Shareholders’ Equity

At June 30, 2010, PICO had shareholders’ equity of $574.4 million ($25.37 per share), compared to $582.6 million ($25.79 per share) at December 31, 2009.  The $8.2 million decrease in shareholders’ equity for the first half of 2010 was primarily due to a $9.9 million comprehensive loss.  Book value per share attributable to PICO shareholders decreased by $0.42, or 1.6%, during the first half of 2010.

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

For the second quarter of 2010, PICO recorded a comprehensive loss of $4.6 million. This consisted of a $1.8 million net decrease in unrealized appreciation in investments, a $286,000 foreign currency translation loss, and a $2.5 million net loss.

For the first half of 2010, PICO recorded a comprehensive loss of $9.9 million.  This consisted of the first half net loss of $6.6 million, a $3 million net decrease in unrealized appreciation in investments and a $360,000 foreign currency translation loss.

Segment Results of Operations

Segment revenues and loss before taxes and noncontrolling interest for the second quarter and first half of 2010 and 2009 were:

Thousands of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Water Resource and Water Storage Operations	$1,780	$3,377	$2,125	$3,585
Real Estate Operations	1,746	2,315	3,725	2,977
Corporate	470	1,666	2,622	(3,296)
Insurance Operations in “Run Off”	2,827	1,642	4,953	(4,591)
Total revenues (charges)	$6,823	$9,000	$13,425	$(1,325)

Income (loss) before income taxes and noncontrolling interest:
Water Resource and Water Storage Operations	$(1,069)	$1,121	$(3,891)	$(12,796)
Real Estate Operations	(775)	(1,142)	(1,670)	(2,071)
Corporate	(4,477)	(7,024)	(9,303)	(16,230)
Insurance Operations in “Run Off”	2,193	1,064	3,616	(5,829)
Loss before income taxes and noncontrolling interest	$(4,128)	$(5,981)	$(11,248)	$(36,926)

The focus of our operations is building long – term shareholder value.  Our revenues and results of operations (income or loss before income taxes and noncontrolling interests) can fluctuate widely from period to period.  For example, we only recognize revenue from the sale of real estate and water assets when specific transactions close, and as a result, sales of real estate and water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year.

Second Quarter Net Loss

Our second quarter year-over-year net loss before income taxes and noncontrolling interests decreased by $1.9 million.  The primary components of this decrease were a $6.3 million favorable change in the year-over-year deferred compensation expense which was partially offset by a lower year-over-year gross margin of $2.4 million arising from the sale of certain water assets as well as an unfavorable change in the year-over-year foreign exchange result of $1.9 million.

Second Quarter Revenues

Second quarter revenues were $6.8 million in 2010, compared to $9 million in 2009, a decrease of $2.2 million year-over-year.  This decrease was primarily due to a year-over-year decrease in revenues of $2.2 million in the real estate and water resource and water storage segments.

Second Quarter Costs and Expenses

Second quarter costs and expenses were $10 million in 2010, compared to $15 million in 2009, a decrease in year-over-year expenses of $5 million.  Significant changes in year-over-year expenses included a year-over-year decrease in deferred compensation expense of $6.3 million which was partially offset by an unfavorable change in the year-over-year foreign exchange result of $1.9 million.

Second Quarter Income Taxes and Noncontrolling Interest in Subsidiaries

In the second quarter of 2010, after a $867,000 tax benefit, and the add-back of $761,000 of the noncontrolling interest in subsidiary losses, PICO reported a net loss of $2.5 million ($0.11 per share).

After a $2.8 million tax benefit, and the add-back of $840,000 million of noncontrolling interest in subsidiary losses, PICO reported a net loss of $2.4 million ($0.12 per share) for the second quarter of 2009.

The effective tax rate for the second quarter of 2010 was 21% compared to the federal corporate income tax rate of 35% primarily due to tax expense recorded for foreign taxes and non-deductible compensation expense.

Our most significant subsidiary that is not wholly owned is Fish Springs Ranch, LLC (“Fish Springs”).  Most of the losses attributable to the noncontrolling interests in our subsidiaries relate to our 49% partner’s share of the financing cost charged to Fish Springs by our wholly-owned subsidiary, Vidler, on the expenditures incurred to develop our water resources at Fish Springs Ranch.

First Half Net Loss

Our net loss before income taxes and noncontrolling interests decreased by $25.7 million in the first half of 2010 compared to the first half of 2009.  In the first half of 2009, our results of operations were reduced by a $12.4 million charge for impairment of our water assets in the Tule Desert Groundwater Basin in Lincoln County, Nevada, after the Nevada State Engineer ruled to award only a fraction of the water rights the Company had expected to receive.  We did not have a similar charge in 2010.  We also experienced a favorable change of $15.9 million in net realized investment gains and losses from the first half 2010 to the first half 2009.  The favorable change arose primarily as a result of other-than-temporary impairments recorded on some of the investments held in our insurance company and deferred compensation portfolios in the first half of 2009 that were not necessary in 2010.

First Half Revenues

First half revenues were $13.4 million in 2010, compared to charges of $1.3 million in 2009, an increase of $14.7 million year-over-year.  This increase is due principally to a $15.9 million favorable change in net realized investment gain or loss on the sale or impairment of securities in some of the investments held in our insurance company and deferred compensation portfolios.

First Half Costs and Expenses

First half costs and expenses were $23.2 million in 2010, compared to $35.6 million in 2009, a year-over-year decrease of $12.4 million.  This decrease is due primarily to an impairment charge of $12.4 million related to our Tule Desert water assets in 2009 with no corresponding charge in the first half 2010.

First Half Income Taxes and Noncontrolling Interest in Subsidiaries

After an income tax benefit of $3.1 million and the add-back of $1.5 million of noncontrolling interest in subsidiary losses, PICO reported a net loss of $6.6 million ($0.29 per share) for the first half of 2010.

The effective tax rate for the first half of 2010 was 28% compared to the federal corporate income tax rate of 35% primarily due to tax expense recorded for foreign taxes and non-deductible compensation expense.

After a $13.9 million tax benefit, and the add-back of $2.1 million of noncontrolling interest in subsidiary losses, PICO reported a net loss of $20.9 million ($1.08 per share) for the first half of 2009.

WATER RESOURCE AND WATER STORAGE OPERATIONS

Thousands of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Sale of real estate and water assets	$1,208	$3,158	$1,228	$3,180
Net investment income	220	23	387	43
Other	352	196	510	362
Total revenues	1,780	3,377	2,125	3,585

Costs and expenses:
Cost of real estate and water assets	(714)	(215)	(720)	(220)
Impairment of water assets				(12,378)
Depreciation and amortization	(278)	(269)	(556)	(535)
Overhead	(654)	(733)	(1,595)	(1,552)
Project expenses	(1,203)	(1,039)	(3,145)	(1,696)
Total costs and expenses	(2,849)	(2,256)	(6,016)	(16,381)
Income (loss) before income taxes and noncontrolling interests	$(1,069)	$1,121	$(3,891)	$(12,796)

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

Segment Revenues

In the second quarter and first half of 2010, Vidler generated total revenues of $1.8 million and $2.1 million respectively, primarily from the sale of approximately 149 acre–feet of water rights in Kane Springs, Lincoln County, Nevada.  This sale generated revenues of $1.2 million in both the second quarter and first half of 2010.  In the second quarter and first half of 2009, Vidler generated total revenues of $3.4 million and $3.6 million respectively, primarily from the sale of our entire inventory of water in California (10,252 acre-feet) for $300 per acre-foot.  Other revenues and net investment income for all the periods presented in 2010 and 2009 consist largely of lease income from our ranch and farm properties and interest from the financing of certain water asset sales.  Our financing of both water asset sales referenced above resulted in an increase of net investment income of $197,000 and $344,000 for the second quarter and first half of 2010 compared to 2009.  As of June 30, 2010, we had received all outstanding principal amounts on these financed sales.

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

As of December 31, 2008, our carrying value for the applications for the additional 7,240 acre-feet was $16.4 million, which primarily represented the data collection, drilling and monitoring costs and expenses incurred to collect, interpret and submit the groundwater data to the Nevada State Engineer.  Under agreements in place with developers at the time of ruling, Vidler would only record approximately $4 million of revenue from the 396 acre-feet of water rights granted in the 2009 Ruling.  As such, the carrying value of the 396 acre–feet we had been awarded was written down to this estimated recoverable value, and we recorded a loss on impairment of approximately $12.4 million, before any related tax effects, in the first half of 2009.  We did not have any similar charges in the first half of 2010.

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

The Settlement Agreement results in Lincoln/Vidler obtaining up to an additional 6,844 acre–feet of permitted water rights in the Tule Desert Groundwater Basin.  However, our carrying value of $4 million as of June 30, 2010, for the 396 acre–feet of water rights previously awarded will not change as a result of being awarded these additional permitted water rights under the Settlement Agreement.

Other Expenses

Overhead expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.  Overhead expenses of $654,000 in the second quarter of 2010 were not significantly different when compared to overhead expenses in the second quarter of 2009 of $733,000.  In addition, overhead expenses in the first half of 2010 were unchanged compared to the first half of 2009 amounting to $1.6 million for both periods.

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

Project expenses were $1.2 million in the second quarter of 2010, compared to $1 million in the second quarter of 2009 and $3.1 million in the first half of 2010, compared to $1.7 million in the first half of 2009.  The first half year-over-year increase of $1.4 million is largely due to increased legal costs with respect to the Tule Desert litigation and a significant increase in engineering and consulting expenses for the exploration phase of our water resource development project in New Mexico.  Upon the complete resolution of the Tule Desert litigation as noted above, we do not expect to incur further legal costs in the future with respect to this matter.

Segment Results of Operations

The year-over-year decrease in the segment’s results of $2.2 million in the second quarter was principally due to the sale of 10,252 acre-feet of water in California that contributed a gross margin of $2.9 million in 2009, compared to a gross margin of $490,000 on our only significant sale of water assets in 2010 at Kane Springs, Lincoln County, Nevada.  However, despite a larger gross margin of $2.5 million on the sale of water assets in the first half of 2009 compared to the corresponding period in 2010, the segment’s first half year-over-year loss before income taxes and noncontrolling interests decreased by $8.9 million.  This was due largely to the impairment charge of $12.4 million on Vidler’s Tule Desert water asset recorded in the first half of 2009, as noted above, with no similar charge in the first half of 2010.

REAL ESTATE OPERATIONS

Thousands of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Sale of real estate – Nevada Land		$166	$78	$385
Sale of real estate UCP	$933	1,702	2,434	1,702
Net investment income	183	290	343	554
Other	630	157	870	336
Total revenues	1,746	2,315	3,725	2,977

Costs and expenses:
Cost of real estate – Nevada Land		(46)	(7)	(120)
Cost of real estate - UCP	(687)	(1,159)	(1,722)	(1,159)
Operating expenses	(1,834)	(2,252)	(3,666)	(3,769)
Total costs and expenses	(2,521)	(3,457)	(5,395)	(5,048)
Loss before income taxes and noncontrolling interests	$(775)	$(1,142)	$(1,670)	$(2,071)

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

UCP continues to purchase and develop finished and partially-entitled residential lots in select California markets.  As of June 30, 2010, UCP owns or controls a total of 459 finished lots (which includes model home and partially completed homes) and 4,077 potential lots in various stages of entitlement.  The finished and entitled lots are primarily located in and around the Central Valley and in the Central Coast areas of California.  As of June 30, 2010, we have expended capital of approximately $86.2 million for the acquisition and development to date of these lots.  Approximately $19 million of this capital has been financed by non–recourse, project specific debt.

Segment Revenues

In the second quarter of 2010, segment total revenues were $1.7 million.  UCP contributed revenues of $933,000 in the period from the sale of one model home and two partially finished homes.  The sale of these properties generated a gross margin of approximately 26%.  Nevada Land did not sell any land in the second quarter of 2010 but generated $578,000 from lease and royalty income in the second quarter of 2010 as well as net investment income of $183,000 primarily consisting of interest earned on land sales contracts where Nevada Land has provided vendor financing.

In the first half of 2010, segment revenues were $3.7 million. UCP contributed revenues of $2.4 million in the period from the sale of two model homes, six partially finished homes and one finished lot.  The sale of these properties generated a gross margin of approximately 29%.  Nevada Land generated $793,000 from lease and royalty income in the first half of 2010 as well as net investment income of $343,000 primarily consisting of interest earned on land sales contracts where Nevada Land has provided vendor financing.

In the second quarter and first half of 2009, UCP sold 32 finished lots – from two separate developments in and around the Fresno metropolitan area.  These sales generated segment revenues in the second quarter and first half of 2009 of $1.7 million and contributed a gross margin of $543,000 (32%) in those same periods.

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

Segment Results of Operations

The second quarter segment loss declined from a loss of $1.1 million in the second quarter of 2009 to a loss of $775,000 in the second quarter of 2010.  However, the year-over-year decrease in the net loss of $367,000 is due primarily to a combination of the following factors:

•	a decrease in the gross margin generated by the sale of land and homes at UCP of $297,000;
•	a decrease in the gross margin generated by land sales at Nevada Land of $120,000;
•	an increase in lease and royalty income generated by Nevada Land of $424,000; and
•
a decrease in operating expenses of $418,000 as the second quarter of 2009 included an expense of $807,000 for the write – off of a note receivable with no similar charge in the second quarter of 2010.

The first half segment loss declined from a loss of $2.1 million in the first half of 2009 to a loss of $1.7 million in the first half of 2010.  However, the year-over-year decrease in the net loss of $401,000 is due primarily to a combination of the following factors:

•	an increase in the gross margin generated by the sale of land and homes at UCP of $169,000;
•	a decrease in the gross margin generated by land sales at Nevada Land of $194,000; and
•	an increase in lease and royalty income generated by Nevada Land of $468,000.

Operating expenses of $3.7 million in the first half of 2010 were little changed from $3.8 million incurred in the first half of 2009.  However, the first half of 2009 included an expense of $807,000 for the write–off of a note receivable with no similar charge in the second quarter of 2010.  The resulting increase in the remaining operating expenses for the first half of 2010 compared to the corresponding period in 2009 is primarily due to the increased activity at UCP, including interest expense on non–recourse notes payable UCP has assumed on certain development properties.

CORPORATE

Thousands of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net realized gain (loss) on sale or impairment of investments	$(114)	$664	$1,394	$(4,790)
Net investment income	536	508	1,146	779
Other	48	494	82	715
Total revenues (charges)	470	1,666	2,622	(3,296)

Costs and expenses:
Stock appreciation rights expense	(273)	(997)	(546)	(1,994)
Restricted stock units expense	(1,372)	(493)	(1,865)	(658)
Foreign exchange gain (loss)	(629)	1,319	(1,174)	(1,707)
Other	(1,759)	(8,519)	(6,868)	(8,575)
Total costs and expenses	(4,033)	(8,690)	(10,453)	(12,934)
Equity in loss of unconsolidated affiliate	(914)		(1,472)
Loss before income taxes and noncontrolling interests	$(4,477)	$(7,024)	$(9,303)	$(16,230)

This segment consists of cash and fixed-income securities, a 37% interest in spigit, Inc. (“spigit”), and other parent company assets and liabilities.  Typically, we invest a portion of our liquid funds in high quality fixed-income securities to generate higher interest income than is available from money market funds, which currently yield only negligible returns.

This segment also contains the deferred compensation assets held in trust for the benefit of certain officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities.  See “Deferred Compensation” below.

Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.  At June 30, 2010, substantially all of the publicly-traded equity securities held in this segment are stocks held in deferred compensation investment portfolios.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, such as rent for our head office, any stock-based compensation cost, and deferred compensation expense.  In any one period, corporate segment expenses can increase or decrease, due to one or more individually significant items which occur irregularly, such as the recording of stock-based compensation expense when awards are granted and vest, or which fluctuate from period to period, such as foreign currency expense or benefit.  Consequently, corporate segment expenses are typically not directly comparable from year to year.

Segment Revenues

In the second quarter of 2010, segment revenues were $470,000, compared to segment revenues of $1.7 million in the second quarter of 2009.  The $1.2 million year-over-year decrease is principally due to a $778,000 unfavorable change in net realized investment gains year-over-year.  In the second quarter of 2010, there were no significant investment sales, and the $114,000 net realized investment loss in the second quarter of 2010 principally resulted from $138,000 in charges of other-than-temporary impairment of various equities held in deferred compensation accounts.  In the second quarter of 2009, the $664,000 net realized investment gain primarily consisted of a $705,000 realized gain on the sale of a bond held in deferred compensation accounts.

In the first six months of 2010, segment revenues were $2.6 million, compared to segment charges of $3.3 million in the first six months of 2009.  The $5.9 million year-over-year improvement is principally due to a $6.2 million favorable change in net realized investment gains year-over-year.  The $1.4 million net realized investment gain in the first half of 2010 principally resulted from a gain on the full repayment on maturity of a bond held in deferred compensation accounts which had been previously written down through a provision for other-than-temporary impairment.  The $4.8 million net realized investment loss in the first half of 2009 primarily consisted of a $5.3 million charge for other-than-temporary impairment of bonds from three issuers held in deferred compensation accounts.

Segment Expenses

Second quarter segment expenses decreased by approximately $4.7 million year-over-year.  This was principally due to a $6.3 million year-over-year favorable change in expenses related to deferred compensation.  See “Deferred Compensation” below.

First half segment expenses decreased by approximately $2.5 million year-over-year.  This was principally due to year-over-year decreases of $618,000 in expenses related to deferred compensation and $533,000 in foreign exchange losses.

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

Deferred compensation had the net effect of increasing segment income before taxes and noncontrolling interests by $926,000 in the second quarter of 2010, and $516,000 in the first half of 2010.  Segment revenues included revenues of $253,000 related to deferred compensation in the second quarter of 2010, and $2.3 million in the first half of 2010.  Segment expenses included a $673,000 recovery of expense related to deferred compensation in the second quarter of 2010, and a $1.7 million expense in the first half of 2010.

In 2009, deferred compensation had the net effect of reducing segment income before taxes and noncontrolling interests by $9.9 million in the second quarter, and $6.3 million in the first half.  Segment revenues included charges related to deferred compensation of $4.2 million in the second quarter of 2009, and $4 million in the first half of 2009.  Segment expenses included a $5.5 million expense related to deferred compensation in the second quarter of 2009, and a $2.3 million expense in the first half of 2009.

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

The SAR expense for the 2007 grants was calculated based on the estimated fair value of the vested SAR as of the award date.  SAR expense related to the 2007 SAR grant of $273,000 was recorded in the second quarter of 2010, and $546,000 in the first half of 2010.  SAR expense of $997,000 was recorded in the second quarter of 2009, and $2 million in the first six months of 2009.

At June 30, 2010, the closing PICO stock price was $29.97, which is less than the exercise price of the SAR granted in 2007.

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

RSU expense of $1.4 million was recorded in the second quarter of 2010, and $1.9 million was recorded in the first half of 2010.  During the second quarter of 2010, one of the officers who had been granted RSU left the Company.  In accordance with his employment arrangement, the RSU immediately vested, and the related RSU expense was recorded in the second quarter and first half of 2010.

In 2009, RSU expense was $493,000 in the second quarter, and $658,000 for the first six months.

We expect to record the remainder of the $2.4 million in compensation expense related to the RSU granted in 2009 over the period until the RSU vest in March 2012.

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

During accounting periods when the U.S. dollar appreciates relative to the Swiss Franc – such as second quarter of 2010 and the first half of both 2010 and 2009 – under U.S. GAAP we are required to record an expense through the statement of operations to reflect the fact that PICO European owes PICO Holdings fewer U.S. dollars.

Conversely, during accounting periods when the Swiss Franc appreciates relative to the U.S. dollar – such as the second quarter of 2009 - we record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings more U.S. dollars.

Consequently, segment expenses included exchange rate losses of $736,000 in the second quarter of 2010, $1.4 million in the first half of 2010, and $562,000 in the first half of 2009.  In the second quarter of 2009, an exchange rate gain of $1.5 million reduced segment expenses.

Swiss Franc Tax Receivable

In the first half of 2009, there was a third foreign exchange item due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on a tax receivable, which was denominated in Swiss Francs.  We recorded foreign exchange expenses of $132,000 in the second quarter and $1.1 million in the first half of 2009, being the difference between the receivable translated into U.S. dollars at the exchange rate on December 31, 2008 and the exchange rate when we converted the Swiss Francs received into U.S. dollars in April 2009.

Equity In Unconsolidated Affiliate

From time to time, we make investments in venture-capital type situations, which are reported in the corporate segment.  At June 30, 2010, the only such business was spigit, Inc. (“spigit”) a developer of social productivity software for enterprises, which has established a customer base including several companies in the Fortune 2000.

In October 2009, spigit received a $10 million equity investment from a global private equity firm, which reduced our majority ownership of spigit to a 37% equity interest.  Until October 2009, spigit was consolidated in our group financial statements.  Now that spigit is no longer a consolidated subsidiary, our investment in spigit is now carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we can exercise significant influence over the operating and financial policies of spigit.

Our equity share of spigit's losses was $914,000 in the second quarter of 2010, and $1.5 million in the first six months of 2010.

INSURANCE OPERATIONS IN “RUN OFF”

Thousands of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Net investment income	$1,035	$1,261	$1,486	$1,633
Net realized gain (loss) on sale or impairment of investments	1,777	357	3,418	(6,290)
Other	15	24	49	66
Total revenues (charges)	2,827	1,642	4,953	(4,591)

Total costs and expenses	(634)	(578)	(1,337)	(1,238)
Income (loss) before income taxes and noncontrolling interests	$2,193	$1,064	$3,616	$(5,829)

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

Net Realized Investment Gain or Loss

The $1.8 million net realized investment gain reported in the second quarter of 2010 primarily consisted of realized gains on the sale of various portfolio holdings.

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

Based on the extent and duration of the unrealized losses, it was determined that the declines in market value of these stocks were other-than-temporary.  Consequently, we recorded a charge to reduce our basis in these stocks to fair value at June 30, 2010.

For the first six months of 2010, the $3.4 million reported net realized investment gain primarily consisted of $3.6 million in realized gains on the sale of various portfolio holdings, which were partially offset by $172,000 in charges for other-than-temporary impairment of our holdings in various equities.

The $357,000 net realized investment gain reported in the second quarter of 2009 primarily consisted of $1.5 million in realized gains on the sale of various portfolio holdings, which were partially offset by $1.1 million in charges for other-than-temporary impairment of our holdings in various equities.

For the first six months of 2009, the $6.3 million reported net realized investment loss primarily consisted of $1.4 million in realized gains on the sale of various portfolio holdings, which were more than offset by $7.6 million in charges for other-than-temporary impairment of our holdings in various equities.

We determined that none of the bonds held by the insurance companies were impaired as of June 30, 2010 and June 30, 2009.

Physicians Loss Reserves

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	June 30, 2010	December 31, 2009
Direct Reserves for medical professional liability insurance	$1,947	$2,338

Physicians’ reserves decreased by $391,000 during the first six months of 2010, due to payment of claims.  There were no unusual trends in claims during the first half of 2010.

Citation Loss Reserves

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	June 30, 2010	December 31, 2009
Property & Casualty Insurance
Direct Reserves	$582	$624
Ceded Reserves	(81)	(81)
Net property and casualty insurance reserves	501	543

Workers’ Compensation
Direct Reserves	20,391	21,213
Ceded Reserves	(13,919)	(14,446)
Net workers’ compensation insurance reserves	6,472	6,767
Total net reserves	$6,973	$7,310

During the first six months of 2010, Citation’s total net reserves decreased by $337,000:

•	Citation’s net property and casualty insurance reserves declined by $42,000 due to payment of claims; and
•
Citation’s net workers’ compensation reserves declined by $295,000 due to payment of claims.  Direct reserves declined by $822,000, which was partially offset by the recovery of $527,000 from our reinsurers.

No unusual trends in claims were noted during the first half of 2010.

LIQUIDITY AND CAPITAL RESOURCES—SIX MONTHS ENDED JUNE 30, 2010 AND 2009

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, fixed-income securities, and holdings in publicly-traded securities in our insurance company and deferred compensation investment portfolios.  On a consolidated basis, we had $113.3 million in cash and cash equivalents at June 30, 2010, compared to $154.5 million at December 31, 2009.  In addition to cash and cash equivalents, at June 30, 2010 the consolidated group held fixed-income securities with a market value of $51.5 million, and publicly-traded equities with a market value of $114.6 million.

The cash and cash equivalents, fixed-income securities, and publicly-traded equities held in each segment at June 30, 2010 are:

•	the water resource and water storage operations segment holds cash of $421,000;
•	the real estate operations segment holds cash of $52 million;
•	the insurance in “run off” segment holds cash of $10.8 million, fixed-income securities with a market value of $15.6 million, and equities with a market value of $105.5 million; and
•
the corporate segment holds cash of $42.5 million and fixed-income securities with a market value of $21 million.  In addition, cash of $7.6 million, fixed-income securities with a market value of $14.8 million, and equity securities with a market value of $9 million are held in deferred compensation Rabbi Trusts within the corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities.

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

•
Although UCP made some initial sales of lots during 2009 and the first half of 2010, we are still acquiring finished and partially-developed residential lots in select California markets.  During 2009, we acquired a defaulted note for $22.6 million.  We foreclosed on the note as planned and, as a result, acquired 1,400 entitled residential units on a 244-acre property (East Garrison) in Monterey County, California.  During 2010 and 2011, we plan to expend approximately $20 million to complete the first phase of the development and to prepare other parts of the property for potential future development;

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

As shown in our condensed consolidated statements of cash flow, cash and cash equivalents decreased by $41.2 million in the first six months of 2010, compared to a $101.3 million net increase in the first six months of 2009.

During the first half of 2010, operating activities used $43 million in cash.  The principal operating cash outflow was $34.8 million for real estate and water assets, which primarily reflected Vidler’s purchase of water in storage in metropolitan Phoenix, Arizona area for $15.8 million, and $17.6 million expended by UCP to acquire and develop lots.  Other operating cash outflows included project expenses at Vidler, and overhead expenses.  The principal operating cash inflows were the sale of real estate and water assets by Vidler and lot sales by UCP, and investment income from the insurance operations in “run off” segment and from liquid funds held in the other segments.

Operating activities provided $4.5 million in cash in the first half of 2009.  The principal operating cash inflows were a $15.1 million refund from the Swiss tax authorities, and the cash proceeds of real estate and water assets sales by Vidler, UCP and Nevada Land, as well as payments on notes related to sales in previous periods.  In addition, cash flow was provided by investment income from the insurance operations in run off segment and from liquid funds held in the other segments.  Principal operating cash outflows include $6.8 million to acquire and develop real estate and water assets for future development, which is classified as an operating cash flow, since we are in the business of acquiring and developing real estate and water assets with a view to possible re-sale at an appropriate time in the future.  Other principal operating cash flows include overhead expenses, and taxes.  In addition, $2.1 million was paid to two officers who took distribution of deferred compensation assets in accordance with pre-determined elections.

During the first half of 2010, investing activities provided $618,000 of cash.  Proceeds from the maturity and call of bonds provided cash of $7.5 million, and we purchased $10.5 million of fixed-income securities, which principally represented the temporary investment of liquid funds held by the parent company in high quality fixed-income securities and the purchase of fixed-income securities in deferred compensation accounts. Proceeds from the sale of stocks provided cash of $12.1 million, and we purchased $10.6 million of new equities, which primarily represented activity in our insurance company portfolios.

Investing activities provided $5.2 million of cash in the first half of 2009, which principally reflected activity in our insurance company and deferred compensation investment portfolios.  We generated $6.7 million from the sale of stocks, and used $3.2 million to buy new stocks. We received cash of $3 million from the sale or maturity of bonds, and used $1.1 million to buy new bonds.

Financing activities provided $91.1 million of cash in the first half of 2009.  This primarily represents the net proceeds of approximately $95.7 million (after deducting approximately $5.5 million in underwriting commission and offering expenses) from the June 2009 public offerings of PICO common stock.  We also borrowed $3.1 million under our Swiss Franc current account credit facility to purchase Swiss stocks, and paid down the facility by $5.1 million with the proceeds from the sale of Swiss stocks.  Vidler also repaid $2.6 million in notes on ranch properties during the period.

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

Off-Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices.  We currently have interest rate risk as it relates to our fixed maturity securities, equity price risk as it relates to our marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies.  Generally, our borrowings are short to medium term in nature and therefore approximate fair value.  At June 30, 2010, we had $51.5 million of fixed maturity securities, $114.6 million of marketable equity securities that were subject to market risk, of which $55.7 million were denominated in foreign currencies, primarily Swiss francs.  Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security.  At June 30, 2010, the model calculated a loss in fair value of $1.6 million.  For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities.  For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $22.9 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect.  The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $7.4 million that would impact the foreign currency translation in shareholders’ equity.

Item 4:  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2010, however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the second quarter of 2010.  For more information on this dispute, see “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Date: August 6, 2010

PICO HOLDINGS, INC.

By:  /s/ Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer and Authorized Signatory)