Form 10-Q
period 2010-09-30
PICO HOLDINGS INC /NEW
filed 2010-11-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐ No ☒

On November 5, 2010, the registrant had 22,700,558 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Nine Months Ended September 30, 2010

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS
Available for sale investments:
Fixed maturities	$42,094	$50,575
Equity securities	117,188	118,327
Total available for sale investments	159,282	168,902
Other Investments	8,531	8,884
Total investments	167,813	177,786

Cash and cash equivalents	111,328	154,545
Notes and other receivables, net	10,065	15,412
Reinsurance receivables	14,080	15,013
Real estate and water assets, net	345,478	299,833
Property and equipment, net	2,146	1,328
Net deferred income taxes	15,711	11,165
Federal, foreign and state income taxes	10,769	8,879
Other assets	3,259	3,656
Total assets	$680,649	$687,617

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses	$22,480	$24,175
Deferred compensation	36,360	31,144
Borrowings	42,637	41,221
Other liabilities	10,534	11,382
Total liabilities	112,011	107,922

Commitments and Contingencies (Note 6)

Common stock, $.001 par value; authorized 100,000,000 shares, 27,117,269 issued and 22,700,558 outstanding at September 30, 2010, and 27,020,473 issued and 22,595,678 outstanding at December 31, 2009	27	27
Additional paid-in capital	540,523	539,792
Retained earnings	92,122	100,002
Accumulated other comprehensive income	19,371	21,094
Treasury stock, at cost (common shares: 4,416,711 in 2010 and 4,424,795 in 2009)	(78,152)	(78,272)
Total PICO Holdings, Inc. shareholders’ equity	573,891	582,643
Noncontrolling interest in subsidiaries	(5,253)	(2,948)
Total shareholders' equity	568,638	579,695
Total liabilities and shareholders' equity	$680,649	$687,617

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Revenues:
Sale of real estate and water assets	$51	$536	$3,791	$5,804
Net investment income	1,619	1,441	4,981	4,449
Net realized gain (loss) on sale and impairment of investments	5,203	(2,010)	10,016	(13,091)
Other	624	998	2,134	2,477
Total revenues (charges)	7,497	965	20,922	(361)
Costs and expenses:
Operating and other costs	9,566	7,982	28,758	28,083
Impairment loss on real estate and water assets				12,378
Cost of real estate and water assets sold	5	307	2,453	1,807
Depreciation and amortization	351	305	1,003	977
Interest	328		1,237	949
Total costs and expenses	10,250	8,594	33,451	44,194
Equity in loss of unconsolidated affiliate	(942)		(2,413)
Loss before income taxes and noncontrolling interest	(3,695)	(7,629)	(14,942)	(44,555)
Benefit for federal, foreign, and state income taxes	(1,613)	(4,973)	(4,757)	(18,891)
Net loss	(2,082)	(2,656)	(10,185)	(25,664)
Net loss attributable to the noncontrolling interests	764	832	2,305	2,976
Net loss attributable to PICO Holdings, Inc.	$(1,318)	$(1,824)	$(7,880)	$(22,688)

Net loss per common share – basic and diluted:	$(0.06)	$(0.08)	$(0.35)	$(1.11)
Weighted average shares outstanding	22,656,749	22,590,392	22,621,447	20,383,087

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands)

	Total	Comprehensive Loss attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, January 1, 2010	$579,695		$100,002	$21,094	$27	$539,792	$(78,272)	$(2,948)
Stock-based compensation expense	3,838					3,838
Exercise of restricted stock unit	(2,086)					(2,086)
Stock-based compensation income tax benefits (deficiencies)	(1,157)					(1,157)
Disposition of treasury stock from deferred compensation plans	256					136	120
Comprehensive loss:
Net loss	(10,185)	(7,880)	(7,880)					(2,305)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(1,323)	(1,323)		(1,323)
Foreign currency translation	(400)	(400)		(400)
Other comprehensive loss	(1,723)	(1,723)
Comprehensive loss	(11,908)	(9,603)
Ending balance, September 30, 2010	$568,638		$92,122	$19,371	$27	$540,523	$(78,152)	$(5,253)

	Total	Comprehensive Loss attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, January 1, 2009	$477,746		$118,037	$(1,424)	$23	$439,382	$(78,272)
Changes in ownership of noncontrolling interest	513					172		$341
Common stock offering	95,731				4	95,727
Stock-based compensation expense	4,193					4,193
Comprehensive loss:
Net loss	(25,664)	(22,688)	(22,688)					(2,976)
Other comprehensive income(loss), net of tax:
Unrealized gain on securities	13,444	13,444		13,444
Foreign currency translation	1,796	1,796		1,796
Other comprehensive income	15,240	15,240
Comprehensive loss	(10,424)	(7,448)
Ending balance, September 30, 2009	$567,759		$95,349	$13,816	$27	$539,474	$(78,272)	$(2,635)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
OPERATING ACTIVITIES:
Net cash used in operating activities	$(56,033)	$(24,343)

INVESTING ACTIVITIES:
Purchases of investments	(29,258)	(19,237)
Proceeds from sale of investments	24,168	18,089
Proceeds from maturity of investments	22,608	1,510
Purchases of property and equipment	(932)
Real estate and water asset capital expenditure		(198)
Other investing activities, net	9	79
Net cash provided by investing activities	16,595	243

FINANCING ACTIVITIES:
Proceeds from common stock offering, net		95,731
Repayments of borrowings	(2,590)	(11,009)
Proceeds from borrowings		4,427
Net cash provided by (used in) financing activities	(2,590)	89,149

Effect of exchange rate changes on cash	(1,189)	(786)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,217)	64,263

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	154,545	96,316

CASH AND CASH EQUIVALENTS, END OF PERIOD	$111,328	$160,579

SUPPLEMENTAL CASH FLOW INFORMATION:
Net cash paid (refunded) for Federal, foreign and state income taxes	$2,463	$(20,839)
Cash paid for interest, net of amounts capitalized	$1,225	$1,165
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate	$2,970	$2,460

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2010, and December 31, 2009, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At September 30, 2010, the Company had one stock-based payment arrangement outstanding:

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

The Company has three different equity incentive awards outstanding under the Plan at September 30, 2010:

Restricted Stock Unit Awards (RSU):

RSU entitle the recipient the right to receive one share of PICO common stock with no monetary payment required.  RSU do not vote and are not entitled to receive dividends.  In March, 2009, the Company granted 300,000 RSUs that will vest in March 2012.  The total fair value of the awards was $5.9 million based on the Company’s closing stock price on the date of grant.  Compensation expense recognized for these awards was $1.1 million and $3 million for the three and nine months ended September 30, 2010, respectively.  Compensation expense recognized for these awards was $494,000 and $1.2 million for the three and nine months ended September 30, 2009, respectively.

During the nine months ended September 30, 2010, 160,000 RSU were exercised when two officers left the Company.  After payment of applicable withholding taxes, the Company issued 91,896 newly-issued shares of common stock in satisfaction of the exercise of those RSU.  There were no RSU granted during the nine months ended September 30, 2010. However, subsequent to September 30, 2010, the Company awarded 454,000 RSU to various members of management.  The awards cliff vest in October of 2014.  The fair value of the award based on the closing price on the date of grant is $13.9 million and will be recognized ratably over the vesting period.

At September 30, 2010, there was $1.3 million of unrecognized compensation costs for RSU that is expected to be recognized through the first quarter of 2012 based on the vesting schedule of the grants.

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

A summary of activity of the RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2010	300,000	5,286
Granted		5,600
Exercised	(160,000)
Forfeited		(700)
Vested		(5,286)
Outstanding at September 30, 2010	140,000	4,900
Unrecognized compensation cost (in thousands)	$1,306	$96

Stock – Settled SAR:

There were no SAR granted or exercised during the nine months ended September 30, 2010 or 2009. However, 173,000 SAR expired during the three months ended September 30, 2010.

Compensation expense recognized for SAR was $182,000 and $728,000 for the three and nine months ended September 30, 2010 respectively, and $997,000 and $3 million for the three and nine months ended September 30, 2009 respectively.  During the 3 months ended September 30, 2010, 173,000 SAR expired.  At September 30, 2010, there was no unrecognized compensation costs for SAR.

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

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%
Expected forfeiture rate	0%

A summary of SAR activity under the Plan is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2010	1,995,018	$36.89	6.5 years
Granted
Exercised
Expired	(172,939)	44.69
Outstanding and exercisable at September 30, 2010	1,822,079	$36.15	6 years

A summary of the status of the Company’s unvested SAR as of September 30, 2010 and changes during the period is as follows:

	SAR	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	57,646	$18.93
Granted
Vested	57,646	$18.93
Unvested at September 30, 2010	-0-

At September 30, 2010, none of the outstanding SAR were in-the-money.

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

At September 30, 2010 and December 31, 2009, the Company had $36.4 million and $31.1 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.  The assets of the plan are held in Rabbi Trust accounts.  Such trusts hold various investments that are consistent with the Company’s investment policy.  The investments are held in separate accounts and accounted and reported for as available for sale securities in the accompanying condensed consolidated balance sheets.  Assets of the trust will be distributed according to predetermined payout elections established by each employee or member of the board of directors.

The deferred compensation liability increased during the nine months ended September 30, 2010 primarily due to increases in the fair value of the invested assets.  Included in operating and other costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2010, is compensation expense of $3.8 million and $5.5 million, respectively.  For the three and nine months ended September 30, 2009, operating and other costs include deferred compensation expense of $1.9 million and $4.2 million, respectively.

Real Estate and Water Assets:

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the assets, the asset is available for sale in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next year.  At September 30, 2010 the Company had no real estate classified as held for sale.  At December 31, 2009, the Company had $4.8 million classified as held for sale.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.  The notes are typically secured by the assets which allows the Company to recover the underlying property if and when a buyer defaults.  No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during the nine months ended September 30, 2010 and 2009.

Operating and Other Costs:

For the three and nine months ended September 30, 2010, the Company reported a foreign currency gain of $2.9 million and $1.8 million, respectively.  For the three and nine months ended September 30, 2009, the Company reported a foreign currency gain of $1.5 million and a loss of $252,000, respectively.  In each period, the net foreign currency gain or loss results principally from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.  Included in the nine months ended September 30, 2009 only, the Company also reported a loss of $1.1 million on third party foreign receivables.

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

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  For the nine months ended September 30, 2010 and 2009, the Company recorded approximately $116,000 and $111,000, respectively, in interest related to uncertain tax positions.

The effective income tax rate for the three and nine months ended September 30, 2010 is 44% and 32%, respectively and 65% and 42% for the three and nine months ended September 30, 2009, respectively.  For the three and nine months ended September 30, 2010 the effective rate differs from the statutory rate of 35% primarily due to foreign taxes and non-deductible compensation expense.  The effective rate differs from the statutory rate in the 2009 period primarily due to the recognition or reversal of interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.

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

For the three and nine months ended September 30, 2010 and 2009, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive.

3.  Comprehensive Loss

Comprehensive income or loss, net of income tax is comprised of the following (in thousands):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Net loss	$(2,082)	$(2,656)	$(10,185)	$(25,664)
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on available for sale securities	1,675	6,922	(1,323)	13,444
Appreciation (depreciation) in foreign currency translation	(41)	402	(400)	1,796
Total other comprehensive income (loss), net of tax	1,634	7,324	(1,723)	15,240
Comprehensive income (loss)	(448)	4,668	(11,908)	(10,424)
Comprehensive loss attributable to the noncontrolling interest	764	832	2,305	2,976
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$316	$5,500	$(9,603)	$(7,448)

Total comprehensive loss for the three and nine months ended September 30, 2010 is net of a deferred income tax benefit of $1.5 million and $4.5 million, respectively.  Total comprehensive income for the three months ended and loss for the nine months ended September 30, 2009 is net of a deferred income tax charge of $1.2 million and a deferred income benefit of $1 million, respectively.

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2010	December 31, 2009

Net unrealized appreciation on available for sale investments	$24,530	$25,853
Foreign currency translation	(5,159)	(4,759)
Accumulated other comprehensive income	$19,371	$21,094

The accumulated balance is net of deferred income tax liability of $9.6 million at September 30, 2010 and $9.8 million at December 31, 2009.

The following table reports the cost and carrying value of available for sale investments at September 30, 2010 and December 31, 2009 (in thousands):

September 30, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$3,883	$96	$(1)	$3,978
Municipal bonds	3,154	248		3,402
Corporate bonds	27,848	2,146	(721)	29,273
Government sponsored enterprises	5,199	242		5,441
	40,084	2,732	(722)	42,094
Marketable equity securities	83,583	34,273	(668)	117,188
Total	$123,667	$37,005	$(1,390)	$159,282

December 31, 2009	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$1,106	$80		$1,186
Municipal Bonds	3,175	64		3,239
Corporate bonds	21,217	2,278	$(2,224)	21,271
Government sponsored enterprises	24,764	329	(214)	24,879
	50,262	2,751	(2,438)	50,575
Marketable equity securities	81,935	37,009	(617)	118,327
Total	$132,197	$39,760	$(3,055)	$168,902

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	2010		2009
		Gross		Gross
		Unrealized		Unrealized
Less than 12 months	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
U.S. Treasury securities	$830	$1
Government sponsored			$17,961	$214
Corporate bonds	7,948	71	779	10
	8,778	72	18,740	224
Marketable equity securities	10,358	206	5,590	488
Total	$19,136	$278	$24,330	$712

	2010		2009
		Gross		Gross
		Unrealized		Unrealized
Greater than 12 months	Fair Value	Loss	Fair Value	Loss
Fixed maturities:
Corporate bonds	$6,789	$650	$9,510	$2,214
Marketable equity securities	2,373	462	1,346	129
Total	$9,162	$1,112	$10,856	$2,343

Marketable Equity Securities:  The Company’s investments in marketable equity securities totaled $117.2 million at September 30, 2010, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets.  Equities are researched, and selected for purchase, on a case by case basis depending on the fundamental characteristics of the individual security.  The Company reviewed its equity securities in an unrealized loss position, and concluded that these investments were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is due to normal market volatility.  During the three and nine months ended September 30, 2010, the Company recorded $36,000 and $347,000, respectively, of other-than-temporary impairment charges on marketable equity securities.  During the three and nine months ended September 30, 2009, the Company recorded $5.2 million and $13.1 million respectively, of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and U.S. Treasury Obligations: The Company owns various fixed maturity bonds in its portfolio.  The U.S. Treasury, municipal and government sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements for the insurance companies.  The remainder of the bond portfolio consists of corporate bonds, which are researched, and selected for purchase, on a case by case basis depending on the maturity and yield-to-maturity of the bond available for purchase, and an analysis of the fundamental characteristics of the issuer.  The Company does not consider the unrealized losses on the bond portfolio to be other-than-temporarily impaired because the Company intends to hold, and will not be required to sell, these particular securities, and the Company expects to recover the entire amortized cost basis.  The Company believes that the unrealized losses are primarily attributable to the reduced availability of credit throughout the U.S. economy, which is affecting the market prices of all bonds other than those issued by the U.S. Treasury, as well as deterioration of the underlying issuer of certain bonds held by the Company.  During the three and nine months ended September 30, 2010, the Company did not record any impairment charges on fixed maturity securities.  During the three and nine months ended September 30, 2009, the Company recorded impairment charges of zero and $5.1 million, respectively on corporate bonds due to deterioration of the underlying issuer's financial condition.

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  During the nine months ended September 30, 2010, the Company transferred $8.9 million from level 1 to level 2 due to the volume and frequency of trading activity for those particular securities. This determination was done at the end of the reporting period:

At September 30, 2010 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Available for sale securities (A)	$150,338	$8,944		$159,282
Liabilities
Deferred compensation (B)	$36,360			$36,360

At December 31, 2009 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Available for sale securities (A)	$168,902			$168,902
Liabilities
Deferred compensation (B)	$31,144			$31,144

 (A) Where there are quoted market prices that are readily available in an active market, securities are classified as Level 1 of the valuation hierarchy.  Level 1 available for sale securities are valued using quoted market prices multiplied by the number of shares owned and debt securities are valued using a market quote in an active market.  Level 2 available for sale securities are valued using market prices and include securities where the markets are not active, that is where there are few transactions, or the prices are not current or the prices vary considerably over time.  Inputs include directly or indirectly observable inputs such as quoted prices for similar assets or liabilities exchanged in active or inactive markets or quoted prices for identical assets or liabilities exchanged in inactive markets.  Level 3 available for sale securities include securities where valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at September 30, 2010 (in thousands).

	September 30, 2010
	Carrying	Estimated
	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$111,328	$111,328
Investments with fixed maturities	$42,094	$42,094
Equity securities	$177,188	$117,188
Notes and other receivables net	$10,065	$10,065
Reinsurance receivable	$14,080	$14,080
Financial liabilities:
Borrowings	$42,637	$42,637

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

The accounting policies of the reportable segments are the same as those described in the Company’s 2009 Annual Report on Form 10-K filed with the SEC.  Management analyzes segments using the following information:

Segment assets (in thousands):

	September 30, 2010	December 31, 2009
Total Assets:
Water Resource and Water Storage Operations	$233,334	$207,565
Real Estate Operations	132,270	149,217
Corporate	153,876	169,146
Insurance Operations in Run Off	161,169	161,689
	$680,649	$687,617

During the nine months ended September 30, 2010, total assets in the water resource and water storage operation increased $25.8 million primarily due to the $15.8 million acquisition of a single-purpose limited liability company, Active Resource Management, LLC (“ARM”), whose primary asset is approximately 126,000 acre–feet of stored water.  There are no significant revenues or earnings from ARM since the acquisition and no significant revenues or earnings for the comparative period of 2009.

During the nine months ended September 30, 2010, total assets in the real estate operations decreased $16.9 million primarily due to a $49.5 million cash distribution from NLRC to the corporate segment offset by acquisition and development of real estate projects in UCP.

Corporate segment assets decreased $15.3 million primarily as a result of funding the real estate and water acquisitions and development in excess of the cash received from NLRC.

On a consolidated basis, real estate and water assets have increased $45.6 million primarily due to $26.7 million of acquisition and development of real estate projects and $20 million in purchases of stored water.

Segment revenues and expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues (Charges):
Water Resource and Water Storage Operations	$375	$390	$2,499	$3,975
Real Estate Operations	611	926	4,336	3,903
Corporate	1,497	(711)	4,120	(4,007)
Insurance Operations in Run Off	5,014	360	9,967	(4,232)
Total revenues (charges)	$7,497	$965	$20,922	$(361)

Income (Loss) Before Taxes and Noncontrolling Interests:
Water Resource and Water Storage Operations	$(2,731)	$(2,131)	$(6,622)	$(14,927)
Real Estate Operations	(792)	(712)	(2,462)	(2,783)
Corporate	(4,608)	(4,821)	(13,910)	(21,052)
Insurance Operations in Run Off	4,436	35	8,052	(5,793)
Loss before income taxes and noncontrolling interest	$(3,695)	$(7,629)	$(14,942)	$(44,555)

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2010; however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the third quarter of 2010.

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

As of September 30, 2010, our major consolidated subsidiaries are:

•
Vidler Water Company, Inc. (“Vidler”), which acquires and develops water resources and water for storage in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•	UCP, LLC (“UCP”), which acquires and develops partially-developed and finished residential housing lots in selected markets in California;
•
Nevada Land and Resource Company, LLC (“Nevada Land”), which sells property in northern Nevada and also sells or leases certain sub – surface rights (such as mineral rights, water rights and geothermal rights) associated with Nevada Land’s property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves; and
•	Citation Insurance Company (“Citation”), which is “running off” its property and casualty insurance and workers’ compensation loss reserves.

RESULTS OF OPERATIONS—THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

PICO Shareholders’ Equity

At September 30, 2010, we reported shareholders’ equity of $573.9 million ($25.28 per share), compared to $582.6 million ($25.79 per share) at December 31, 2009.  The $8.7 million decrease in shareholders’ equity for the first nine months of 2010 was primarily due to a $9.6 million comprehensive loss.  Book value per share decreased by $0.51, or 2%, during the first nine months of 2010.

Comprehensive Loss

We report comprehensive income or loss as well as net income or loss from the Condensed Consolidated Statement of Operations. Comprehensive income or loss measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the Consolidated Statement of Operations, for example, foreign currency translation and the change in unrealized investment gains and losses on available-for-sale securities.

For the third quarter of 2010, we reported comprehensive income of $316,000 which consisted primarily of a $1.7 million net increase in unrealized appreciation in investments offset by a net loss of $1.3 million.

During the first nine months of 2010, we reported a comprehensive loss of $9.6 million comprised of a net loss of $7.9 million, a $1.3 million net decrease in unrealized appreciation in investments and a $400,000 foreign currency translation loss.

Segment Results of Operations

Our segment revenues and loss before taxes and noncontrolling interest for the third quarter and first nine months of 2010 and 2009 were:

Thousands of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Water Resource and Water Storage Operations	$375	$390	$2,499	$3,975
Real Estate Operations	611	926	4,336	3,903
Corporate	1,497	(711)	4,120	(4,007)
Insurance Operations in “Run Off”	5,014	360	9,967	(4,232)
Total revenues (charges)	$7,497	$965	$20,922	$(361)

Income (loss) before income taxes and noncontrolling interest:
Water Resource and Water Storage Operations	$(2,731)	$(2,131)	$(6,622)	$(14,927)
Real Estate Operations	(792)	(712)	(2,462)	(2,783)
Corporate	(4,608)	(4,821)	(13,910)	(21,052)
Insurance Operations in “Run Off”	4,436	35	8,052	(5,793)
Loss before income taxes and noncontrolling interest	$(3,695)	$(7,629)	$(14,942)	$(44,555)

The focus of our operations is building long – term shareholder value.  Our revenues and results of operations (income or loss before income taxes and noncontrolling interests) can fluctuate widely from period to period.  For example, we recognize revenue from the sale of real estate and water assets when specific transactions close, and as a result, sales of real estate and water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year.

Third Quarter Net Loss

Our third quarter year-over-year net loss before income taxes and noncontrolling interests decreased by $3.9 million.  The primary component of this decrease was $4.5 million increase in our net income before tax primarily from net realized investment gains in the insurance in run off segment.

Third Quarter Revenues

Our third quarter revenues were $7.5 million in 2010, compared to $965,000 in 2009, an increase of $6.5 million year-over-year.  This change was primarily due to a year-over-year increase of $4.7 million in the insurance in run off segment and a $2.2 million increase in our corporate segment.  Both segment increases are primarily a result of increases in net realized gains on investments during 2010.

Third Quarter Costs and Expenses

Third Quarter costs and expenses were $10.3 million in 2010, compared to $8.6 million in 2009, an increase in year-over-year expenses of $1.7 million.  The primary increase in costs and expenses is due to a year-over-year increase in deferred compensation expense of $1.9 million.

Third Quarter Income Taxes and Noncontrolling Interest in Subsidiaries

In the third quarter of 2010, we reported a net loss of $1.3 million ($0.06 per share). We recorded a $1.6 million tax benefit and the noncontrolling interests reported a loss of $764,000.

We reported a net loss of $1.8 million ($0.08 per share) for the third quarter of 2009 after a $5 million tax benefit.  During the three months ended September 30, 2009, the noncontrolling interests reported a loss of $832,000.

Our effective tax rate for the third quarter of 2010 was 44% compared to the federal corporate income tax rate of 35% primarily due to tax expense we recorded for foreign taxes and non-deductible compensation expense.

Our most significant subsidiary that is not wholly-owned is Fish Springs Ranch, LLC (“Fish Springs”).  Most of the losses attributable to the noncontrolling interests in our subsidiaries relate to our 49% partner’s share of the financing cost charged to Fish Springs by our wholly-owned subsidiary, Vidler, on the expenditures incurred to develop our water resources at Fish Springs Ranch.

First Nine Months Net Loss

Our net loss before income taxes and noncontrolling interests decreased by $29.6 million in the first nine months of 2010 compared to the first nine months of 2009 due in part to costs and expenses that we recorded during the first nine months of 2009 but not present in 2010 and an increase in net realized investment gains in 2010.  During the first nine months of 2009, we recorded an impairment charge of $12.4 million on our water assets in the Tule Desert Groundwater Basin in Lincoln County, Nevada.  There was no similar charge in 2010.  During 2010, we recorded $10 million in net realized gains on debt and equity securities and minimal other than temporary impairment charges on securities compared to $18.2 million in other than temporary impairment charges offset by $5.1 million in net realized gains during 2009, creating a favorable change of $23.1 million from the first nine months 2009.

First Nine Months Revenues

Our revenues during the first nine months of 2010 were $20.9 million compared to net charges of $361,000 in 2009, an increase of $21.3 million year-over-year.  This increase is due principally to a $23.1 million favorable change in net realized investment gain or loss on the sale or impairment of securities in investments held in our insurance company and deferred compensation portfolios.

First Nine Months Costs and Expenses

Our costs and expenses during the first nine months were $33.5 million in 2010 compared to $44.2 million in 2009, a year-over-year decrease of $10.7 million.  This decrease is due primarily to an impairment charge of $12.4 million related to our Tule Desert water assets in 2009 with no corresponding charge during the first nine months 2010.

First Nine Months Income Taxes and Noncontrolling Interest in Subsidiaries

We reported a net loss of $7.9 million ($0.35 per share) for the first nine months of 2010.  Our income tax benefit of $4.8 million represents a 32% effective tax rate compared to the federal corporate income tax rate of 35% primarily due to tax expense recorded for foreign taxes and non-deductible compensation expense.  The noncontrolling interest reported a loss of $2.3 million for the nine months ended September 30, 2010.

We reported a net loss of $22.7 million ($1.11 per share) for the first nine months of 2009 and an $18.9 million tax benefit, which represents a 42% effective tax rate for the period due primarily to reversal of interest expense and penalties on uncertain tax positions.  The noncontrolling interest reported a loss of $3 million during the 2009 period.

WATER RESOURCE AND WATER STORAGE OPERATIONS

Thousands of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Sale of real estate and water assets	$17	$16	$1,245	$3,197
Net investment income	151	173	538	215
Other	207	201	716	563
Total revenues	375	390	2,499	3,975

Costs and expenses:
Cost of real estate and water assets	(4)	(4)	(724)	(224)
Impairment of water assets				(12,378)
Depreciation and amortization	(301)	(273)	(857)	(808)
Overhead	(916)	(675)	(2,509)	(2,227)
Project expenses	(1,885)	(1,569)	(5,031)	(3,265)
Total costs and expenses	(3,106)	(2,521)	(9,121)	(18,902)
Loss before income taxes and noncontrolling interests	$(2,731)	$(2,131)	$(6,622)	$(14,927)

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

Segment Assets

During the nine months ended September 30, 2010, segment assets increased $25.8 million primarily due to the $15.8 million acquisition of a single-purpose limited liability company, Active Resource Management, LLC (“ARM”), whose primary asset is approximately 126,000 acre–feet of stored water.

Segment Revenues

In the third quarter and first nine months of 2010, Vidler generated total revenues of $375,000 and $2.5 million respectively. There were no significant sales of real estate and water assets in the third quarter 2010 and the most significant transaction in the first nine months of 2010 arose from the sale of approximately 149 acre–feet of water rights in Kane Springs, Lincoln County, Nevada which generated revenues of $1.2 million.  In the third quarter and first nine months of 2009, Vidler generated total revenues of $390,000 and $4 million respectively.  In the first nine months of 2009, the revenue was primarily from the sale of our entire inventory of water in California (10,252 acre-feet) for $300 per acre-foot which contributed $3.1 million to segment revenues.  Other revenues and net investment income for all the periods presented in 2010 and 2009 consist largely of lease income from our ranch and farm properties and interest from the financing of certain water asset sales.

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

As of December 31, 2008, our carrying value for the applications for the additional 7,240 acre-feet was $16.4 million, which primarily represented the data collection, drilling and monitoring costs and expenses incurred to collect, interpret and submit the groundwater data to the Nevada State Engineer.  Under agreements in place with developers at the time of ruling, Vidler would only record approximately $4 million of revenue from the 396 acre-feet of water rights granted in the 2009 Ruling.  As such, the carrying value of the 396 acre–feet we had been awarded was written down to this estimated recoverable value, and we recorded a loss on impairment of approximately $12.4 million, before any related tax effects, in the first nine months of 2009.  We did not have any similar charges in the first nine months of 2010.

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

The Settlement Agreement results in Lincoln/Vidler obtaining up to an additional 6,844 acre–feet of permitted water rights in the Tule Desert Groundwater Basin.  However, our carrying value of approximately $4 million as of September 30, 2010, for the 396 acre–feet of water rights previously awarded will not change as a result of being awarded these additional permitted water rights under the Settlement Agreement.

Other Expenses

Overhead expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.  Overhead expenses of $916,000 in the third quarter of 2010 were $241,000 higher compared to overhead expenses in the third quarter of 2009 of $675,000.  In addition, overhead expenses in the first nine months of 2010 of $2.5 million were $300,000 higher compared to the overhead expenses in the first nine months of 2009 of $2.2 million.

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

Project expenses were $1.9 million in the third quarter of 2010, compared to $1.6 million in the third quarter of 2009 and $5 million in the first nine months of 2010, compared to $3.3 million in the first nine months of 2009.  The first nine months year-over-year increase of $1.7 million is largely due to increased legal costs with respect to the Tule Desert litigation and a significant increase in engineering and consulting expenses for the exploration phase of our water resource development project in New Mexico.  Upon the complete resolution of the Tule Desert litigation as noted above, we do not expect to incur further legal costs in the future with respect to this matter.

Segment Results of Operations

Despite a larger gross margin of $2.5 million on the sale of water assets in the first nine months of 2009 compared to the corresponding period in 2010, the segment’s first nine months year-over-year loss before income taxes and noncontrolling interests decreased by $8.3 million.  This was due largely to the impairment charge of $12.4 million on Vidler’s Tule Desert water asset recorded in the first nine months of 2009, as noted above, with no similar charge in the corresponding period of 2010 and partially offset by an increase of $1.7 million of water resource exploration project costs in the first nine months of 2010 compared to 2009.

REAL ESTATE OPERATIONS

Thousands of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Sale of real estate – Nevada Land	$34	$45	$112	$430
Sale of real estate UCP		475	2,434	2,177
Net investment income	192	210	536	764
Lease income & other	385	196	1,254	532
Total revenues	611	926	4,336	3,903

Costs and expenses:
Cost of real estate – Nevada Land		(11)	(7)	(131)
Cost of real estate - UCP		(292)	(1,722)	(1,452)
Operating expenses	(1,403)	(1,335)	(5,069)	(5,103)
Total costs and expenses	(1,403)	(1,638)	(6,798)	(6,686)
Loss before income taxes and noncontrolling interests	$(792)	$(712)	$(2,462)	$(2,783)

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

Segment Assets

UCP continues to purchase and develop finished and partially-entitled residential lots in select California markets.  As of September 30, 2010, UCP owns or controls a total of 459 finished lots and 4,205 potential lots in various stages of entitlement.  The finished and entitled lots are primarily located in and around the Central Valley and in the Central Coast areas of California.  As of September 30, 2010, we have expended capital of approximately $95.6 million for the acquisition and development to date of these lots.  Approximately $20.6 million of this capital has been financed by non–recourse, project specific debt.

Segment Revenues

In the third quarter of 2010, segment total revenues were $611,000.  UCP did not have any sales in the third quarter of 2010.  Nevada Land generated $385,000 from lease and royalty income in the third quarter of 2010 as well as net investment income of $192,000 primarily consisting of interest earned on land sales contracts where Nevada Land has provided vendor financing.

In the first nine months of 2010, segment revenues were $4.3 million. UCP contributed revenues of $2.4 million in the period from the sale of two model homes, six partially finished homes and one finished lot.  The sale of these properties generated a gross margin of approximately 29%.  Nevada Land generated $1.3 million from lease and royalty income in the first nine months of 2010 as well as net investment income of $536,000 primarily consisting of interest earned on land sales contracts where Nevada Land has provided vendor financing.

In the third quarter and first nine months of 2009, UCP sold five and 37 finished lots, respectively, from two separate developments in and around the Fresno metropolitan area.  These sales generated segment revenues in the third quarter and first nine months of 2009 of $475,000 and $2.2 million, respectively, and contributed a gross margin of $183,000 (38.5%) and $725,000 (33.3%) in those same periods.

In the first nine months of 2009, segment total revenues were $3.9 million.  As noted above, UCP generated sales revenue of $2.2 million and a gross margin of $725,000 (33.3%) in this period.  Nevada Land sold approximately 3,319 acres of real estate for $430,000.  The average sales price was $129 per acre, and our average basis in the land sold was $39.5 per acre.  The gross margin on the land sales in Nevada was $299,000 (69.5%).

Segment Results of Operations

The third quarter segment loss was largely unchanged year over year from a loss of $712,000 in the third quarter of 2009 to a loss of $792,000 in the third quarter of 2010.  However, the year-over-year increase in the net loss of $80,000 is due primarily to a combination of the following factors:

•	a decrease in the gross margin generated by the sale of land and homes at UCP of $183,000;
•	an increase in lease and royalty income generated by Nevada Land of $189,000; and
•	an increase in operating expenses of $68,000.

The first nine months segment loss decreased from a loss of $2.8 million in the first nine months of 2009 to a loss of $2.5 million in the first nine months of 2010.  However, the year-over-year decrease in the net loss of $321,000 is due primarily to a combination of the following factors:

•	a decrease in the gross margin generated by land sales at Nevada Land of $194,000; and
•	an increase in lease and royalty income generated by Nevada Land of $722,000.

Operating expenses of $5.1 million in the first nine months of 2010 were unchanged from $5.1 million incurred in the first nine months of 2009.  However, the first nine months of 2009 included an expense of $807,000 for the write–off of a note receivable with no similar charge in the corresponding period of 2010.  The resulting increase in the remaining operating expenses for the first nine months of 2010 compared to the corresponding period in 2009 is primarily due to the increased activity at UCP, including interest expense on non–recourse notes payable that UCP has assumed on certain development properties.

CORPORATE

Thousands of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net realized gain (loss) on sale or impairment of investments	$824	$(1,872)	$2,219	$(6,662)
Net investment income	650	588	1,796	1,366
Other	23	573	105	1,289
Total revenues (charges)	1,497	(711)	4,120	(4,007)

Costs and expenses:
Stock appreciation rights expense	(182)	(997)	(728)	(2,991)
Restricted stock units expense	(1,108)	(494)	(2,973)	(1,152)
Foreign exchange gain (loss)	2,939	1,456	1,765	(252)
Other	(6,812)	(4,075)	(13,681)	(12,650)
Total costs and expenses	(5,163)	(4,110)	(15,617)	(17,045)
Equity in loss of unconsolidated affiliate	(942)		(2,413)
Loss before income taxes and noncontrolling interests	$(4,608)	$(4,821)	$(13,910)	$(21,052)

This segment substantially consists of cash and fixed-income securities, a 37% interest in spigit, Inc. (“spigit”), and other parent company assets and liabilities.  Typically, we invest a portion of our liquid funds in high quality fixed-income securities to generate higher interest income than is available from money market funds, which currently yield only negligible returns.

This segment also contains the deferred compensation assets held in trust for the benefit of certain officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities.  See “Deferred Compensation” below.

Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.  At September 30, 2010, substantially all of the publicly-traded equity securities held in this segment are stocks held in deferred compensation investment portfolios.

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

Segment Revenues

In the third quarter of 2010, segment revenues were $1.5 million, compared to segment charges of $711,000 in the third quarter of 2009.  The $2.2 million year-over-year increase is principally due to a $2.7 million favorable change in net realized gains.  The $824,000 net realized investment gain for the third quarter of 2010, principally resulted from realized gains on securities held in deferred compensation accounts which had been previously written down through provisions for other-than-temporary impairment.  The $1.9 million net realized investment loss in the third quarter of 2009 essentially consisted of $1.9 million in charges for other-than-temporary impairment of securities held in deferred compensation accounts.

In the first nine months of 2010, segment revenues were $4.1 million, compared to segment charges of $4 million in the first nine months of 2009.  The $8.1 million year-over-year improvement is principally due to an $8.9 million favorable change in net realized investment gains year-over-year.  The $2.2 million net realized investment gain in the first nine months of 2010 principally resulted from realized gains on securities held in deferred compensation accounts.  The $6.7 million net realized investment loss in the nine months of 2009 primarily consisted of $7.2 million in charges for other-than-temporary impairment of securities held in deferred compensation accounts, which were partially offset by $528,000 in gains on the sale of securities held in deferred compensation accounts.

Segment Expenses

Third quarter segment expenses increased by approximately $1.1 million year over year, due to the net effect of a number of expense items.  These included year over year increases of $1.9 million in the expense component of deferred compensation, and $614,000 in RSU expense.  These expense increases were partially offset by a $1.5 million higher foreign exchange gain in 2010 than in 2009, and an $815,000 decrease in SAR expense year over year.   See “Deferred Compensation”, “Stock-Based Compensation Expense” and “Foreign Exchange Gain or Loss” below.

Nine months expenses decreased by approximately $1.4 million year-over-year, due to the net effect of a number of expense items.  These included year over year expense decreases due to a $2.3 million decrease in SAR expense, and a $2 million higher foreign exchange gain in 2010 than in 2009.  These expense decreases were partially offset by year over year increases of $1.8 million in RSU expense, and $1.3 million in the expense component of deferred compensation.

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

Deferred compensation had the net effect of decreasing segment income before taxes and noncontrolling interests by $2.4 million in the third quarter of 2010, and $1.8 million in the first nine months of 2010.  Segment revenues included revenues of $1.5 million related to deferred compensation in the third quarter of 2010, and $3.7 million in the first nine months of 2010.  Segment expenses included a $3.8 million expense related to deferred compensation in the third quarter of 2010, and a $5.5 million expense in the first nine months of 2010.

In 2009, deferred compensation had the net effect of reducing segment income before taxes and noncontrolling interests by $3.3 million in the third quarter, and $9.6 million in the first nine months.  Segment revenues included charges related to deferred compensation of $1.4 million in the third quarter of 2009, and $5.4 million in the first nine months of 2009.  Segment expenses included a $1.9 million expense related to deferred compensation in the third quarter of 2009, and a $4.2 million expense in the first nine months of 2009.

Stock-Based Compensation Expense

The Stock-Based Compensation Expense recognized in this segment principally consists of costs related to Stock Appreciation Rights (“SAR”) and Restricted Stock Units (“RSU”).

SAR

The SAR expense is from grants during 2007 which vested over three years, and have now either fully vested or expired worthless.  The SAR expense for the 2007 grants was calculated based on the estimated fair value of the vested SAR as of the award date.  The expense related to the 2007 SAR grant has now been fully recorded.

At September 30, 2010, the closing PICO stock price was $29.77, which is less than the exercise price of the SAR granted in 2007.

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

RSU expense of $1.1 million was recorded in the third quarter of 2010, and $3 million was recorded in the first nine months of 2010.  One of the officers who had been granted RSU left the Company during the second quarter of 2010, and a second officer left during the third quarter.  In accordance with their employment arrangements, the RSU immediately vested, and the related RSU expense was recorded in the second and third quarters, respectively, and first nine months of 2010.

In 2009, RSU expense was $494,000 in the third quarter, and $1.2 million for the first nine months.

As of September 30, 2010, there are 140,000 RSU outstanding.  We expect to record the remainder of the $1.3 million in compensation expense related to the RSU granted in 2009 over the period until the RSU vest in March 2012.

Subsequent to September 30, 2010, the Company granted an additional 454,000 RSU to various members of management.  The awards do not vest until October 2014.  The fair value of the awards is $13.9 million, which is expected to be recorded as an expense ratably over the vesting period.

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

During accounting periods when the U.S. dollar appreciates relative to the Swiss Franc, under U.S. GAAP we are required to record an expense through the statement of operations to reflect the fact that PICO European owes PICO Holdings fewer U.S. dollars.

Conversely, during accounting periods when the Swiss Franc appreciates relative to the U.S. dollar – such as the third quarters of 2009 and 2010, and the first nine months of 2009 and 2010 - we record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings more U.S. dollars.

Consequently, segment expenses were reduced by exchange rate gains related to the inter-company loan of $3.1 million in the third quarter of 2010, $1.7 million in the first nine months of 2010, $1.5 million in the third quarter of 2009, and $944,000 in the first nine months of 2009.

Equity In Unconsolidated Affiliate

From time to time, we make investments in venture capital-type situations, which can be reported in the Corporate segment.  At September 30, 2010, the most significant such business was spigit, Inc. (“spigit”) a developer of social productivity software for enterprises, which has established a customer base including several companies in the Fortune 2000.

In October 2009, spigit received a $10 million equity investment from a global private equity firm, which reduced our majority ownership of spigit to a 37% equity interest.  Until October 2009, spigit was consolidated in our group financial statements.  Now that spigit is no longer a consolidated subsidiary, our investment in spigit is now carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we exercise significant influence over the operating and financial policies of spigit.

Our equity share of spigit's losses was $942,000 in the third quarter of 2010, and $2.4 million in the first nine months of 2010.

INSURANCE OPERATIONS IN “RUN OFF”

Thousands of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Net investment income	$626	$471	$2,112	$2,103
Net realized gain (loss) on sale or impairment of investments	4,379	(137)	7,797	(6,428)
Other	9	26	58	93
Total revenues (charges)	5,014	360	9,967	(4,232)

Total costs and expenses	(578)	(325)	(1,915)	(1,561)
Income (loss) before income taxes and noncontrolling interests	$4,436	$35	$8,052	$(5,793)

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

Net Realized Investment Gain or Loss

The $4.4 million net realized investment gain reported in the third quarter of 2010 substantially consisted of $4.4 million in realized gains on the sale of various portfolio holdings.

For the first nine months of 2010, the $7.8 million reported net realized investment gain primarily consisted of $8 million in realized gains on the sale of various portfolio holdings, which were partially offset by $201,000 in charges for other-than-temporary impairment of our holdings in various equities.

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

The $137,000 net realized investment loss reported in the third quarter of 2009 primarily consisted of $3.3 million in charges for other-than-temporary impairment of our holdings in various equities, which were partially offset by $3.2 million in realized gains on the sale of various portfolio holdings.

For the first nine months of 2009, the $6.4 million reported net realized investment loss primarily consisted of $11 million in charges for other-than-temporary impairment of our holdings in various equities, which were partially offset by $4.6 million in realized gains on the sale of various portfolio holdings.

Physicians Loss Reserves

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	September 30, 2010	December 31, 2009
Direct Reserves for medical professional liability insurance	$1,940	$2,338

During the first nine months of 2010, Physicians’ reserves decreased by $398,000, due to the payment of claims.  There were no unusual trends in claims during the first nine months of 2010.

Citation Loss Reserves

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	September 30, 2010	December 31, 2009
Property & Casualty Insurance
Direct Reserves	$578	$624
Ceded Reserves	(81)	(81)
Net property and casualty insurance reserves	497	543

Workers’ Compensation
Direct Reserves	19,962	21,213
Ceded Reserves	(13,579)	(14,446)
Net workers’ compensation insurance reserves	6,383	6,767
Total net reserves	$6,880	$7,310

During the first nine months of 2010, Citation’s total net reserves decreased by $430,000:

•	Citation’s net property and casualty insurance reserves declined by $46,000 due to payment of claims; and
•
Citation’s net workers’ compensation reserves declined by $384,000 due to payment of claims.  Direct reserves declined by $1.3 million, which was partially offset by the recovery of $867,000 from our reinsurers.

No unusual trends in claims were noted during the first nine months of 2010.

LIQUIDITY AND CAPITAL RESOURCES—NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, fixed-income securities, and holdings in publicly-traded securities in our insurance company and deferred compensation investment portfolios.  On a consolidated basis, we had $111.3 million in cash and cash equivalents at September 30, 2010, compared to $154.5 million at December 31, 2009.  In addition to cash and cash equivalents, at September 30, 2010 the consolidated group held fixed-income securities with a market value of $42.1 million, and publicly-traded equities with a market value of $117.2 million.

The cash and cash equivalents, fixed-income securities, and publicly-traded equities held in each segment at September 30, 2010 are:

•	the water resource and water storage operations segment holds cash of $6.9 million;
•	the real estate operations segment holds cash of $2.5 million;
•
the insurance operations in “run off” segment holds cash of $12.6 million, fixed-income securities with a market value of $16.2 million, and publicly-traded equities with a market value of $106 million; and

•
the corporate segment holds cash of $81.4 million, fixed-income securities with a market value of $8.6 million, and a publicly-traded equity with a market value of $873,000.  In addition, cash of $7.9 million, fixed-income securities with a market value of $17.3 million, and publicly-traded equities with a market value of $10.3 million are held in deferred compensation Rabbi Trusts within the corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities.

Our liquid funds are principally held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.

Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings, and the proceeds of borrowings or offerings of equity and debt.  Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios.  Apart from the cash balances held in the insurance operations in “run off” segment and in the deferred compensation Rabbi Trusts within the Corporate segment, the cash in the rest of the group is generally unrestricted and can be freely transferred, and allocated to any segment, depending on the cash resources and cash requirements of the companies within the segment.

In broad terms, the cash flow profile of our principal operating subsidiaries is:

•
A significant portion of Vidler's revenues results from the one - time sale of strategic water assets.  These assets are typically long-term water resource development projects to support growth for a particular community in the southwestern U.S.  The timing and size of sales and cash flows depend on a number of factors that are difficult to project and provide no basis of comparison from one period to another.  Vidler generates free cash flow when receipts from the sale of real estate and water assets exceed maintenance capital expenditure, development costs, financing costs, and operating expenses.  In the interim, Vidler finances its exploration and development costs from existing cash resources;

•
Although UCP made some initial sales of lots during 2009 and the first nine months of 2010, we are still acquiring finished and partially-developed residential lots in select California markets if such projects meet our risk/reward criteria.  We do not expect UCP to be cash flow-positive until 2012 or 2013, by which time sales proceeds should exceed development costs and overhead.  As of September 30, 2010, we anticipate that UCP will require approximately $15 million of net funding over the next 12 to 18 months, for development costs and overhead on existing projects;

•
During the third quarter of 2010, we entered into definitive agreements to build and operate a canola processing plant with an integrated refinery near Hallock, Minnesota.  The plant is expected to be operational by the end of 2012.  The total cost of the facility is estimated at $168 million.  PICO Holdings will contribute approximately $60 million of cash for an 88% ownership interest.  Closing of the transaction is subject to the completion of a non-recourse, senior secured construction loan facility of approximately $100 million.  If closing occurs during the fourth quarter of 2010, we anticipate that PICO’s equity will be drawn down to finance construction over the first six months of 2011;

•
Nevada Land is actively selling real estate which has reached its highest and best use.  Nevada Land’s principal sources of cash flow are the proceeds of cash real estate sales, lease income, royalties, and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing.  These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating positive cash flow.  Over the 13 years since we acquired the company, Nevada Land has accumulated a significant cash balance from the sale of real estate, and other income, net of expenses.  During the third quarter of 2010, Nevada Land made a distribution of $49.5 million to the corporate segment, which is now available for general corporate purposes or allocation to any segment; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation.  The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance companies.

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

As shown in our condensed consolidated statements of cash flow, cash and cash equivalents decreased by $43.2 million in the first nine months of 2010, compared to a $64.3 million net increase in the first nine months of 2009.

During the first nine months of 2010, operating activities used $56 million in cash.  The principal operating cash outflow was $43.8 million for real estate and water assets, which primarily reflected Vidler’s purchase of water in storage in metropolitan Phoenix, Arizona area for $15.8 million, and $26.7 million expended by UCP to acquire and develop lots.  Other operating cash outflows included project expenses at Vidler, and overhead expenses.  The principal operating cash inflows were the sale of real estate and water assets by Vidler and lot sales by UCP, and investment income from the insurance operations in “run off” segment and from liquid funds held in the other segments.

Operating activities used $24.3 million in cash in the first nine months of 2009.  The principal operating cash inflows were a $15.1 million refund from the Swiss tax authorities, and the cash proceeds of real estate and water assets sales by Vidler, UCP and Nevada Land, as well as payments on notes related to sales in previous periods.  In addition, cash flow was provided by investment income from the insurance operations in “run off” segment and from liquid funds held in the other segments.  Principal operating cash outflows include a net $35 million to acquire and develop real estate and water assets for future development, which is classified as an operating cash flow, since we are in the business of acquiring and developing real estate and water assets with a view to possible re-sale at an appropriate time in the future.  This includes the purchase of the East Garrison note discussed above, for $22.6 million.  Other principal operating cash flows include overhead expenses, and taxes.  In addition, $2.1 million was paid to two officers who took distribution of deferred compensation assets in accordance with pre-determined elections.

During the first nine months of 2010, investing activities provided $16.6 million of cash.  Proceeds from the maturity and call of bonds provided cash of $26.6 million, and we purchased $13.9 million of fixed-income securities, which principally represented the purchase of fixed-income securities in our insurance company portfolios and deferred compensation accounts.  Proceeds from the sale of stocks provided cash of $20.2 million, and we purchased $15.4 million of new equities, which primarily represented activity in our insurance company portfolios.

Investing activities provided $243,000 of cash in the first nine months of 2009.  This principally reflected the temporary investment of $13.5 million of the parent company’s liquid funds in high quality fixed-income securities, and activity in our insurance company and deferred compensation investment portfolios.  We generated $16.6 million from the sale of stocks, and used $4.6 million to buy new stocks.  We received cash of $3 million from the sale or maturity of bonds, and used $14.6 million to buy new bonds.

During the first nine months of 2010, financing activities used $2.6 million of cash, representing the repayment of borrowings on a farm property owned by Vidler.

Financing activities provided $89.1 million of cash in the first nine months of 2009.  This primarily represents the net proceeds of approximately $95.7 million (after deducting approximately $5.5 million in underwriting commission and offering expenses) from the June 2009 public offerings of PICO common stock.  We also borrowed $4.4 million under our Swiss Franc current account credit facility to purchase securities, and paid down the facility by $8.4 million with the proceeds from the sale of securities.  Vidler also repaid $2.6 million in notes on ranch properties during the period.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices.  We currently have interest rate risk as it relates to our fixed maturity securities, equity price risk as it relates to our marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies.  Generally, our borrowings are short to medium term in nature and therefore approximate fair value.  At September 30, 2010, we had $42.1 million of fixed maturity securities, $117.2 million of marketable equity securities that were subject to market risk, of which $56.1 million were denominated in foreign currencies, primarily Swiss francs.  Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security.  At September 30, 2010, the model calculated a loss in fair value of $1 million.  For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities.  For investments denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $23.9 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect.  The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $7.2 million that would impact the foreign currency translation in shareholders’ equity.

Item 4:  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.  There was no change in the Company’s internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

We commenced implementation of a new accounting system during the third quarter of 2010 that is scheduled to be completed in multiple phases through the third quarter of 2011.  During each phase of the implementation, an appropriate level of employee training, testing of the system and monitoring of the financial results recorded in the system is conducted.  This migration to a new system represents a material change in internal control over financial reporting.  Accordingly, our system of internal control over financial reporting has been updated.

Changes in Internal Control Over Financial Reporting

Other than the foregoing, there have been no changes in our internal control over financial reporting that occurred in the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2010, however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the third quarter of 2010.  For more information on this dispute, see “Item 3. Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 1A:  Risk Factors

None

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  (Removed and Reserved)

Item 5:  Other Information

On August 13, 2010, the Company invested $2,000,000 in exchange for a Company subsidiary, Raven Investment Holdings, Inc., being issued 273,229 shares of Series D Convertible Preferred Stock of Synthonics, Inc.  Kenneth J. Slepicka, a director of the Company, is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics, Inc.

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

Date: November 5, 2010	PICO HOLDINGS, INC. By: /s/ Maxim C. W. Webb Maxim C. W. Webb Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer and Authorized Signatory)