Form 10-K
period 2010-12-31
PICO HOLDINGS INC /NEW
filed 2011-03-01
CIK 830122

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ☐ No ☒

At June 30, 2010, the aggregate market value of shares held by non-affiliates of the registrant  (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2010) was $524,542,749.*

___________________
*Excludes the Common Stock held in treasury and by executive officers, directors, and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2010.  This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On February 25, 2011, the registrant had 22,699,858 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2011 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.  Such Definitive Proxy Statement will be filed with the United States Securities and Exchange Commission not later than 120 days after the conclusion of the registrant’s fiscal year ended December 31, 2010.

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

As of December 31, 2010 our business is separated into five operating segments

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Insurance Operations in “Run Off”;
•	Corporate; and
•	Agribusiness Operations.

As of December 31, 2010, our major consolidated subsidiaries are (wholly – owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•	UCP, LLC (“UCP”) which acquires and develops partially-developed and finished residential housing lots in selected markets in California;
•
Nevada Land and Resource Company, LLC (“Nevada Land”)  which sells property in northern Nevada and also sells or leases certain sub – surface rights (such as mineral rights, water rights and geothermal rights) associated with Nevada Land’s property;

•	Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves; and
•	Citation Insurance Company (“Citation”), which is “running off” its property and casualty insurance and workers’ compensation loss reserves.

In addition, in December, 2010, we completed a transaction and invested $60 million in a  new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”). Northstar has also received a debt financing commitment of $100 million. Northstar will use the equity and debt funding to construct a canola seed crushing facility in Hallock, Minnesota. We anticipate that by the fourth quarter of 2012 the facility will be fully constructed and the production of canola oil and meal from the plant will commence.  We own approximately 88% of Northstar and consolidated the results of operations of the entity. For the year ended December 31, 2010 Northstar did not generate any results.  However, we expect that, as our equity funds and the third party debt financing is utilized to construct the canola seed crushing facility over the course of 2011 and 2012 and the plant becomes operational, Northstar will start to produce significant results of operations.

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

Water Resource and Water Storage Operations

Our Water Resource and Water Storage Operations are conducted through Vidler Water Company, Inc. and its subsidiaries; which we refer to collectively, as Vidler.

Vidler is a private company in the water resource development business in the southwestern United States.  Vidler develops new sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, or from acquiring unappropriated (previously unused) water.  Vidler also develops water storage infrastructure to facilitate the efficient allocation of available water supplies. Vidler is not a water utility, and does not currently intend to enter into regulated utility activities.

The inefficient allocation of available water between agricultural users and municipal or industrial users, or the lack of available known water supplies in a particular location, or inadequate infrastructure to fully utilize existing and new water supplies, provide opportunities for Vidler throughout the Southwest because:

•
certain areas of the Southwest experiencing long - term growth have insufficient known supplies of water to support their future growth.  Vidler identifies and develops new water supplies for communities with limited economic water resources to support future community growth.  In certain cases, to supply water from the water resources identified by Vidler, it may require regulatory approval to import the water from its source to where the demand is, or the permitting of the infrastructure required to convey the water, or both; and

•
infrastructure to recharge water will be required to store supplies during times of surplus to enable transfers from stored supplies in years where augmentation of existing supplies is required (for example, in drought conditions).

We entered the water resource development business through Vidler in 1995.  At the time, Vidler owned a limited quantity of water rights and related assets in Colorado.  Since then, Vidler has acquired or developed:

•
additional water rights and related assets, predominantly in Nevada and Arizona, two of the leading states in population growth over the past several years.  A water right is the legal right to divert water and put it to beneficial use.  Water rights are assets which can be bought and sold.  The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be exported.  We seek to acquire water rights at prices consistent with their current use, which, typically, is an agricultural use, with the expectation of an increase in value if the water right can be converted through the development process to a higher use, such as municipal and industrial use.  We acquire and develop our water resources with the expectation that these water resources will be  the most competitive source of water (the most economical source of water supply) to support new growth in municipalities or new commercial developments; and

•
a water storage facility in Arizona.  Vidler stores water for its own account at the Vidler Arizona Recharge Facility located approximately 70 miles west of Phoenix.  In addition, Vidler also purchases water for storage in the Phoenix, Arizona Active Management Area.

Vidler has also entered into “teaming” and joint development arrangements with third parties who have water assets but lack the capital or expertise to commercially develop these assets.  The first of these arrangements was a water delivery teaming agreement with Lincoln County Water District (“Lincoln/Vidler”), which is developing water resources in Lincoln County, Nevada.  Vidler has also entered into a joint development agreement with Carson City and Lyon County, Nevada to develop and provide water resources in Lyon County as well as a water banking agreement with Washoe County, Nevada.  We continue to explore additional teaming and joint development opportunities throughout the Southwest.

Vidler generates revenues by:

•	selling its developed water resources to real estate developers or industrial users who must secure an assured supply of water in order to receive permits for their commercial projects; and
•
storing water in Arizona from currently available surplus supplies, and then selling the stored water in future years to commercial developers or municipalities that have either exhausted their existing water supplies, or, in instances where our water represents the most economical source of water, for their commercial projects or communities.

The following table details the water rights and water storage assets owned by Vidler or its subsidiaries at December 31, 2010.  Please note that this is intended as a summary only.

Name of asset and approximate location	Brief Description	Present commercial use

WATER RESOURCES

Arizona:

Harquahala Valley ground water basin La Paz County 75 miles northwest of metropolitan Phoenix	3,840 acre-feet* of transferable groundwater 3,206 acres of real estate.	Leased to farmers.

Nevada:

Fish Springs Ranch, LLC (51% interest) Washoe County, 40 miles north of Reno
12,987 acre-feet of permitted water rights, 7,987 acre-feet of which are designated as water credits and are available for sale and use in the north valleys of Reno.
The exclusive right to the capacity of the pipeline to allow for the delivery of the water credits.
    7,544 acres of ranch land.
Vidler has constructed a total of 35 miles of pipeline to deliver an initial 8,000 acre-feet of water annually from Fish Springs Ranch to the north valleys of Reno, Nevada.

Lincoln County water delivery teaming agreement
Applications for more than 100,000 acre-feet of water rights through an agreement with Lincoln County.  It is currently anticipated that up to 40,000 acre-feet of the applications will be permitted over time, and the water put to use on projects approved in Lincoln County/northern Clark County, Nevada.

Lincoln/Vidler were awarded 7,240 acre–feet of permitted water rights in the Tule Desert Groundwater Basin in Lincoln County.

Vidler also owns approximately 598 acre–feet of permitted water rights in the Kane Springs Valley Basin in Lincoln County.

In addition, Lincoln/Vidler also owns 1,009 acre–feet of permitted agricultural - use water rights in Dry Lake Valley.

Lincoln/Vidler have an initial 2,900 acre–feet of water rights available for sale or lease in the Tule Desert Groundwater Basin, and the balance of 4,340 acre – feet of permitted water rights is the subject of staged pumping and development over the next several years.

Lincoln/Vidler closed a sale agreement of 1,000 acre-feet of permitted water rights in Kane Springs Valley Basin in Lincoln County with a developer. Vidler’s portion of the water rights is currently approximately 598 acre-feet.  Vidler has agreed to finance the sale of its water rights over the period ending April 2012 at 10% per annum.

Lincoln/Vidler is putting the agricultural use water rights to beneficial use on property owned by Vidler in Dry Lake Valley in Lincoln County.

Sandy Valley Near the Nevada/California state line near the Interstate 15 corridor	Water rights applications for 2,000 acre-feet.	Agreement to sell permitted water for proposed developments in Sandy Valley.

Muddy River water rights In the Moapa Valley, approximately 35 miles east of Las Vegas near the Interstate 15 corridor	267 acre-feet of water rights.	Currently leased to Southern Nevada Water Authority and available for specific development projects in the future.
Dry Lake Valley Lincoln County, Nevada	Approximately 795 acres of farmland and rangeland.	The property is being used by Lincoln/Vidler to put 1,009 acre–feet of agricultural use water rights to beneficial use.
Carson River Groundwater Carson City, Lyon County and Douglas County, Nevada
Approximately 1,200 acre–feet of municipal and industrial use water rights and approximately 3,500 acre–feet of  Carson River agricultural use water rights as well as options for approximately 2,000 acre–feet of Carson River agricultural use water rights. Collectively this totals the equivalent of over 4,000 acre–feet of municipal and industrial use water rights.

6 acres of ranch land.

950 acres of developable real estate.

Development and Improvement agreements with Carson City and Lyon County to provide water resources for planned future growth in Lyon County with a connection between the water systems of both municipalities.

Parceled into 4 developable lots.

Planned for development.

Other states:

Colorado water rights	Approximately 169 acre-feet of water rights.	66 acre-feet leased. 103 acre-feet are available for sale or lease.

Idaho Near Boise, Idaho	7,044 acre-feet of water rights and 1,886 acres of farm land.	The properties are leased and currently being farmed. Vidler has also entered into a geothermal lease agreement with a geothermal energy provider.

WATER STORAGE

Vidler Arizona Recharge Facility Harquahala Valley, Arizona Net Recharge Credits Harquahala Valley, Arizona and the Phoenix, Arizona metropolitan area
An underground water storage facility with permitted recharge capacity exceeding 1 million acre-feet and annual recharge capability of at least 35,000 acre-feet.

Vidler has net recharge credits of approximately 250,000 acre-feet in the Arizona Recharge Facility and approximately 10,000 acre-feet in an Arizona state owned storage site within the Phoenix Active Management Area.  In addition, Vidler has approximately 135,500 net recharge credits in storage in the Roosevelt Water Conservation District in the Phoenix Active Management Area.
Vidler is currently buying water and storing it for its own account.

*An acre-foot is a unit commonly used to measure the volume of water, being the volume of water required to cover an area of one acre to a depth of one foot, and is equivalent to approximately 325,850 gallons.  As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

Real Estate Operations

Our Real Estate Operations are primarily conducted through Nevada Land, which operates in northern Nevada, and UCP, which operates in California.

Nevada Land

In April 1997, we acquired Nevada Land, which at the time owned approximately 1.35 million acres of deeded real estate in northern Nevada, and certain water, mineral, and geothermal rights related to the property.  As of December 31, 2010, Nevada Land owned approximately 440,000 acres of land in northern Nevada.  Much of Nevada Land’s property is “checker-boarded” in square mile sections with publicly owned land.  The properties generally parallel the U.S. Interstate 80 corridor and the Humboldt River, from Fernley, in western Nevada, to Elko County, in northeast Nevada.

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

After acquiring Nevada Land, we completed a “highest and best use” study which divided the real estate into categories.  We developed strategies to maximize the value of each category, with the objective of monetizing assets once they had reached their highest and best use.  These strategies include:

•	the sale of land and water rights. There is demand for land and water rights for a variety of purposes including residential development, farming, ranching, and from industrial users;
•
the development of water rights.  Nevada Land has applied for additional water rights and where water rights are permitted, we anticipate that the value, productivity, and marketability of the related real estate will increase;

•	the management of mineral rights; and
•	the development of geothermal rights.

In recent years, Nevada Land has filed additional applications for approximately 41,500 acre-feet of water rights on its properties. Of these applications, approximately 14,400 acre-feet of water rights have been certificated and permitted, and applications are pending for approximately 27,100 acre-feet of water use for agricultural, municipal, and industrial use.  Potentially, some of these water rights could be utilized to support the growth of municipalities in northern Nevada, or alternative energy requirements.

UCP

We formed UCP in 2007 with the objective of acquiring attractive and well-located finished and partially-developed residential lots, primarily in select California markets.  As of December 31, 2010, UCP owns or controls a total of 490 finished lots (which includes 21 completed homes and 10  partially completed homes) and 4,711 potential lots in various stages of entitlement.  The finished and entitled lots are primarily located in and around the Central Valley, the Central Coast, and the Bay Area regions of California.  As of December 31, 2010, we have expended capital of over $108 million for the acquisition and development to date of these lots. Approximately $23 million of this capital has been financed by non–recourse, project specific debt.

We believe that, despite the conditions existing in the current housing market, there are still attractive opportunities for select real estate projects.  UCP acquires properties with compelling valuations (our purchase price has to be at a steep discount to our estimated replacement cost) in markets where there appear to be sound demand fundamentals constricted by a limited supply of buildable lots (finished lots) and declining resale home inventory.  While we are unable to predict when the housing market will recover, we anticipate, and are prepared, to hold and develop our projects for several years until homebuilders need to replenish their inventory of lots to satisfy increasing homeowner demand.

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

Once an insurance company has gone into “run off” and the last of its policies has expired, typically most revenues come from interest and dividend income, and realized gains and losses, from the investment of funds held in its insurance business in securities, principally stocks and bonds.  These assets are available to pay claims received by the insurance company.

During the “run off” process, as claims are paid, both the loss reserve liabilities and the corresponding fixed-income investment assets decrease.  Since investment income in this segment is expected to decline over time, we are attempting to minimize segment overhead expenses.  For example, during 2010 the PICO group office in Columbus, Ohio was closed, and Physicians relocated to smaller premises.

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

At December 31, 2010, Physicians had $1.9 million in medical professional liability loss reserves, net of reinsurance (claims reserves which have been transferred to the reinsurer).

Citation Insurance Company

In 1996, Physicians completed a reverse merger with Citation’s parent company.  In the past, Citation wrote various lines of commercial property and casualty insurance and workers’ compensation insurance, primarily in California and Arizona.  At the end of 2000, Citation ceased writing business and went into “run off”.

Prior to the reverse merger, Citation had been a direct writer of workers’ compensation insurance.  Since PICO did not wish to be exposed to that line of business, shortly after the merger was completed in 1997, Citation reinsured 100% of its workers’ compensation business with a subsidiary, Citation National Insurance Company (“CNIC”), and sold CNIC to Fremont Indemnity Company (“Fremont”).  Fremont merged CNIC into Fremont, and administered and paid all of the workers’ compensation claims which had been sold to it.  From 1997 until the second quarter of 2003, Citation booked the losses reported by Fremont, and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses.  This resulted in no net impact on Citation’s reserves and financial statements, and no net impact on our consolidated financial statements.

In June 2003, the California Department of Insurance obtained a conservation order over Fremont, and in July 2003, the California Superior Court placed Fremont in liquidation.  Since Fremont was in liquidation, it was no longer an admitted reinsurance company under the statutory basis of insurance accounting.  Consequently, Citation reversed the reinsurance recoverable from Fremont of approximately $7.5 million in its financial statements in the second quarter of 2003, and Citation assumed responsibility for the administration and payment of claims in the workers’ compensation book of business.  Citation was unsuccessful in court action to recover deposits reported as held by Fremont for Citation’s insureds.

We currently have a third-party administration agreement with Intercare Insurance Services to administer the handling and payment of claims for Citation’s workers’ compensation insurance “run off” book of business.

At December 31, 2010, Citation had $6.9 million in loss reserves, net of reinsurance, consisting of $421,000 for property and casualty insurance, principally in the artisans/contractors line of business, and approximately $6.5 million for workers’ compensation insurance.

Corporate

This segment consists of cash and fixed-income securities, a 37% equity interest in our unconsolidated affiliate spigit, Inc. (“spigit”), and other parent company assets and liabilities.  From time to time, we invest a portion of our liquid funds in high quality fixed-income securities to earn a higher return than is available from money market funds, which currently yield only negligible returns.  The Corporate segment also contains the deferred compensation investment assets held in trust for the benefit of several PICO officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities.

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

When we acquire an interest in a public company, we are prepared to play an active role, by, for example, encouraging companies to use proper financial criteria when making capital expenditure decisions, or by providing financing or strategic input.

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

At December 31, 2010, the majority of the publicly-traded equity securities held in this segment are deferred compensation assets; however, in previous years the Corporate segment contained strategic shareholdings in other public companies, most notably our holding in Jungfraubahn Holding AG (“Jungfraubahn”), which was sold in 2008.

Employees

At December 31, 2010, PICO had 57 employees.

Executive Officers

The executive officers of PICO are:

Name	Age	Position

John R. Hart	51	President, Chief Executive Officer and Director
Maxim C. W. Webb	49	Executive Vice President and Chief Financial Officer and Treasurer
John T. Perri	41	Vice President and Chief Accounting Officer
James F. Mosier	63	General Counsel and Secretary
W. Raymond Webb	49	Vice President, Investments

Mr. Hart has served as our President and Chief Executive Officer and as a member of our board of directors since 1996.  Mr. Hart also serves as an officer and/or director of our most significant subsidiaries, including Physicians Insurance Company of Ohio (director since 1993 and president and chief executive officer since 1995); Vidler Water Company, Inc. (director since 1995, chairman since 1997 and chief executive officer since 1998); Citation Insurance Company (director and chairman since 1996); Nevada Land and Resource Company, LLC (director, chairman, and chief executive officer since 1997); PICO European Holdings, LLC (sole director since 2008), UCP, LLC and its direct subsidiaries (since 2007), and PICO Northstar Management, LLC and its subsidiaries (since 2010).  From 1997 to 2006, Mr. Hart was a director of HyperFeed Technologies, Inc., an 80% owned subsidiary which was dissolved in 2009 following bankruptcy proceedings, where he served as chairman of the nominating committee and as a member of the compensation committee.

Mr. Webb has been Chief Financial Officer and Treasurer of PICO since May 2001.  Mr. Webb served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996.  Mr. Webb became an officer of Global Equity Corporation in November 1997 and Vice President, Investments of PICO in November 1998.  Mr. Webb serves as a director of UCP, LLC and its direct subsidiaries (since 2007), Physicians Insurance Company of Ohio (since January 2011), and PICO Northstar Management, LLC and its subsidiaries (since January 2011).

Mr. Perri became Vice President and Chief Accounting Officer in 2010.  He has served in various capacities since joining our company in 1998, including Financial Reporting Manager and Corporate Controller and Vice President, Controller of PICO from 2003 to 2010.

Mr. Mosier has served as General Counsel and Secretary of PICO since November 1996 and of Physicians since October 1984 and in various other executive capacities since joining Physicians in 1981.

Mr. Raymond Webb has been with our company since August 1999 as Chief Investment Analyst, and became Vice President, Investments in April 2003.

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

General economic conditions could have a material adverse effect on our financial results, financial condition and our ability to grow our businesses.

All of our businesses are sensitive to general economic conditions, both nationally and locally, as well as international economic conditions.  General poor economic conditions and the resulting effect of non-existent or slow rates of growth in the markets in which we operate could have a material adverse effect on the demand for both our real estate and water assets and the canola oil and meal products from our proposed new canola seed crushing business.  These poor economic conditions include higher unemployment, inflation, deflation, increased commodity costs, decreases in consumer demand, changes in buying patterns, a weakened dollar, general transportation and higher fuel costs, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect commercial and residential development and consumer demand for vegetable oil products.  Specifically, continued high national unemployment may delay any significant recovery of the residential real estate market, which could adversely affect the demand for our real estate and water assets.  Any prolonged lack of demand for our real estate and water assets could have a significant adverse effect on our revenues, results of operations, and cash flows. Poor economic conditions could also lead to a decrease in consumer demand for canola oil products and / or a decline in canola seed crushing margins which could have a material adverse effect on our cash flows from operations, results of operations and financial condition.

A prolonged continuation of the significant and sustained downturn that the homebuilding industry has experienced will materially adversely affect our business and results of operations.

The homebuilding industry is experiencing a significant and sustained downturn having been impacted by lack of consumer confidence and large supplies of resale and foreclosed homes.  These factors have resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern U.S. markets where our real estate and water assets are located, including Nevada, Arizona, California, Colorado, Idaho, and New Mexico.  Among other considerations, the continuation of the residential and commercial real estate development process is essential for our profitability.  Additionally, current economic credit conditions have adversely impacted global credit markets and have impacted liquidity in financial markets.  These conditions could adversely affect the availability and cost of capital.  Economic conditions, including restricted liquidity in financial markets, could adversely impact various development projects within the markets in which our real estate and water assets are located and this could materially affect our ability to monetize our assets.  Declines in the U.S. housing market have reduced revenues and profitability in our real estate and water resource businesses and may continue to do so in the future.

We may not be able to realize the anticipated value of our real estate and water assets in our projected timeframe, if at all.

We expect that the current slow growth of the economy will continue to have a near-term adverse effect on real estate market fundamentals.   Depending on how markets perform both in the short and long-term, the state of the economy, both nationally and locally in the markets where our assets are concentrated, could result in a decline in the value of our existing real estate and water assets, or result in our having to retain such assets for longer than we initially expected, which would negatively impact our rate of return on our real estate and water assets, cause us to divest such assets for less than our intended return on investment, or cause us to write-down such assets to realizable value.  Such events would adversely impact our financial condition, results of operations and cash flows.

The fair values of our real estate and water assets are linked to growth factors concerning the local markets in which our assets are concentrated and may be impacted by broader economic issues.

Both the demand and fair value of our real estate and water assets are significantly affected by the growth in population and the general state of the local economies, which are affected by factors such as the local level of employment and the availability of financing and interest rates, where (1) our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in Colorado, Idaho, and New Mexico and (2) our real estate development assets are located, primarily in California.  The continuing unemployment rate in these states, as well as issues related to the credit markets may deepen or prolong a slowdown of the local economies where our real estate and water assets are located.  This could materially and adversely affect the demand for and the fair value of our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment in these assets.

Our water activities are concentrated in a limited number of assets, making our growth and profitability vulnerable to conditions and fluctuations in certain limited local economies.

In the future, we anticipate that a significant amount of our revenues, results of operations and cash flows will come from a limited number of assets, including our water resources in Nevada and Arizona and our water storage operations in Arizona.  Water resources in this region are scarce and we may not be successful in continuing to acquire and develop additional water assets.  If we are unable to develop additional water assets, our revenues will be derived from a limited number of assets, primarily located in Arizona and Nevada.  Our two most significant assets are our water storage operations in Arizona and our water resources to serve the northern valleys of Reno, Nevada.  As a result of this concentration, our invested capital and results of operations will be vulnerable to the conditions and fluctuations in these local economies and potentially to changes in local government regulations.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona.  To date, we have stored approximately 250,000 acre feet at the facility for our own account.  In addition, we have approximately 145,500 acre feet of water stored in the Phoenix Active Management Area.  We have not stored any water on behalf of any customers, and have not as yet generated any revenue from the recharge facility or from the water stored in the Phoenix Active Management Area.  We believe that the best economic return on the assets arises from storing water when surplus water is available and selling this water in periods when water is in more limited supply.  However, we cannot be certain that we will ultimately be able to sell the stored water at a price sufficient to provide an adequate economic profit, if at all.

We have constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada.  As of December 31, 2010, the total cost of the pipeline project, including our water credits, capitalized on our balance sheet is approximately $101.1 million.  To date, Vidler has only entered into sale agreements for a very small proportion of the total amount of water that will be conveyed through the pipeline to the northern valleys of Reno and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all.  Furthermore, the principal buyers of this water are largely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area.  Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

Our future revenues are uncertain and depend on a number of factors that may make our revenues and profitability volatile.

We engage in various business activities, including water resource acquisitions, management, development, and sale and lease activities, real estate activities and agribusiness activities.  Our future revenues and profitability related to our water resource and storage operations will primarily be dependent on our ability to acquire, develop and sell or lease water and water rights.  In light of the fact that our water resource and storage operations represent a large percentage of our overall business at present, our long-term profitability will be affected by various factors, including the availability and timing of water resource acquisitions, regulatory approvals and permits associated with such acquisitions, transportation arrangements, and changing technology.  We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resource and water storage development projects.  Moreover, our profitability is significantly affected by changes in the market price of water.  Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic and technological factors as well as the relative strength of the residential, commercial, financial, and industrial real estate markets.  Additionally, to the extent that we possess junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders.  The factors described above are not within our control.  One or more of these factors could impact our revenues and profitability, negatively affect our financial condition and cash flows, and cause our results of operations to be volatile.

The construction and operation of our proposed canola seed crushing facility involves many risks associated with a start-up operation.

The construction and operation of our proposed canola seed crushing facility involves many risks which include: construction delays, cost overruns in excess of our budgeted construction and operational costs; inability to identify and hire experienced personnel to operate the facility; the potential for the breakdown of equipment and for performance to be below expected levels of output and efficiency; inability to maintain the facility at efficient operating levels sufficient to generate adequate cash flows; not obtaining and maintaining adequate feed-stock supply; and not maintaining and managing product price-risk efficiently.  Critically, we will need to sell the plant’s products (canola oil and meal) at market prices that are sufficient to generate adequate cash flows to service the debt financing used to partly fund the facility.  Additionally, we must be able to sell the plant’s products at prices that will allow us to generate an adequate and appropriate rate of return on our equity investment.  The planned facility has no operating history and may employ recently developed technology and equipment.  Moreover, due to the start-up nature of the proposed facility, we may have risks and issues that we are unable to foresee at this time.  As a result of the aforementioned risks, the new facility, once constructed, may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss.  In certain situations, if the new facility fails to achieve commercial operation, or performs below certain operating levels leading to inadequate or negative cash flows, certain covenants in the agreements governing the facility’s debt financing may be breached, rendering all of the facility’s debt immediately due and payable.  As a result, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

We cannot assure you that we will have the financing to fund the completion of construction of our proposed canola seed crushing facility.

The successful construction of the new canola facility depends, in part, on the successful syndication of the debt financing under agreements we have entered into.  We currently have an underwriting commitment from ING Capital LLC (“ING”), for approximately $90 million of the $158 million estimated cost of constructing the canola facility, as well as a commitment for approximately $10 million for a working capital facility once the plant is constructed.  However, this commitment is subject to a number of conditions including ING’s right to require us, under a Standby Purchase Agreement, to purchase up to a maximum of $50 million if the syndication of the total underwriting of $100 million has not been completed prior to April 15, 2011.  Our ability to obtain additional financing, if ultimately necessary under such a Standby Purchase Agreement will be highly dependent on the conditions of the capital markets that exist in the second quarter of 2011, among other things.  The capital and credit markets have recently been experiencing significant volatility and disruption. The then-prevailing risk appetite in the equity and debt markets, the general condition and sentiment of the credit markets, the general economic environment and other macroeconomic conditions that might exist at that time could prevent us from raising additional capital or obtaining additional financing either on satisfactory terms or at all.  If we need, but cannot obtain, sufficient capital to complete the construction of our proposed canola seed crushing facility as a result of negative conditions in the capital markets or otherwise, the equity we will have provided in the facility may become impaired and we may lose our entire investment in the facility.  Such a loss would lead to a material adverse effect on our financial condition, results of operations and cash flows.

In addition, if the ultimate cost of construction of the new canola facility is in excess of our estimate of $158 million, we will need to fund any such excess costs from existing cash resources or raise additional capital on satisfactory terms.  We cannot assure you that, in the event the plant costs more than our current estimate, we will have the resources or be able to raise additional capital to complete the construction of the proposed canola seed crushing facility.

We may not be able to successfully penetrate the canola oil and meal markets.

There is no guarantee that we will be able to successfully penetrate the canola oil and meal markets.  The canola processing business is highly competitive, and other companies presently in the market, or companies that could enter the market, could adversely affect profit margins for the products we intend to sell.  While we have agreements in place with an end user of both canola oil and meal for 100% of the products we produce from our proposed facility, we will be competing with other canola seed processors who may be capable of producing significantly greater quantities of canola products than us, and may achieve higher operating efficiencies and lower costs due to their scale.

If we do not successfully identify, select and manage acquisitions and investments, or if our acquisitions or investments otherwise fail or decline in value, our financial condition could suffer.

We acquire and invest in businesses and assets that we believe are undervalued or that will benefit from additional capital, restructuring of operations, strategic initiatives, or improved competitiveness through operational efficiencies.  If an acquired business, investment or asset fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations and cash flows.  Additionally, we may not be able to find sufficient opportunities to make our business strategy successful.  If we fail to successfully identify, select and manage acquisition and investment opportunities, our business, financial condition, the results of operations and cash flows could be materially affected.  Such business failures, declines in fair values, and/or failure to successfully identify, select and manage acquisitions or investments, could result in a negative return on equity.  We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and equity.

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

Our management of the operations of acquired businesses requires significant efforts, including the coordination of personnel, information technologies, research and development, sales and marketing, operations, taxation, regulatory matters, and finance.  These efforts result in additional expenses and involve significant amounts of our management’s time and could distract our management from the day-to-day operations of our business.  The diversion of our management’s attention from the day-to-day operations, or difficulties encountered in the integration process, could have a material adverse effect on our business, financial condition, and the results of operations and cash flows.  If we fail to integrate acquired businesses, personnel, resources, or assets into our operations successfully, we may be unable to achieve our strategic goals or an economic return and the value of your investment could suffer.

We operate in a variety of industries and market sectors, all of which are very competitive and susceptible to economic downturns and would be adversely affected by a recession.  We also look for opportunities in industries and market sectors in which we do not have any operating history.  For example, in 2010, we completed a business combination for a canola seed crushing operation, an agribusiness in which we have not had any previous operating experience.  A worsening of general economic or market conditions may require us to devote more of our management resources to newly acquired companies and may result in lower valuations for our businesses or investments or have a negative impact on the credit quality of our assets.

Our acquisitions may result in dilution to our shareholders and increase our exposure to additional liabilities.

We make selective acquisitions of companies that we believe could benefit from our resources of additional capital, business expertise, management direction and oversight, or existing operations.  We endeavor to enhance and realize additional value to these acquired companies through our influence and control.  Any acquisition could result in the use of a significant portion of our available cash, significant dilution to you, and significant acquisition-related charges.  Acquisitions may also result in the assumption of liabilities, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have a material adverse financial effect on us.  Moreover, we may need to incur debt obligations, in order to finance new acquisitions.  Additionally, our acquisitions and investments may yield low or negative returns for an extended period of time, which could temporarily or permanently depress our return on shareholders’ equity, and we may not realize the value of the funds invested.

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

We currently anticipate that our available capital resources and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months.  However, we cannot provide any assurance that such resources will be sufficient to fund the long-term growth of our business and acquisitions.  We may raise additional funds through public or private debt, equity or hybrid securities financings, including, without limitation, through the issuance of securities.

We may experience difficulty in raising necessary capital in view of the recent volatility in the capital markets and increases in the cost of finance.  Increasingly stringent rating standards could make it more difficult for use to obtain financing.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders.  The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations.  We cannot provide any assurance that any additional financing we may need will be available on terms favorable to us, or at all.  If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, respond to competitive pressures or otherwise execute our strategic plan would be significantly limited.  In any such case, our business, operating results or financial condition could be materially adversely affected

We are entering in to the homebuilding business and we will face significant competition in marketing and selling new homes.

We intend to enter the homebuilding business, in a limited manner, by building a small number of homes on certain of our finished residential lots that we own in California.  We aim to build homes only in those markets where we have identified that a sufficient demand exists for new homes.  However, the homebuilding industry is highly competitive and we will be competing with a number of national and local homebuilders in selling homes to satisfy expected demand.  Such competition could result in lower than anticipated sales volumes and/or profit margins that are below our expectations.  In addition, we will have to compete with the resale of existing homes, including foreclosed homes, which could also negatively affect the number and price of homes we are able to sell.

We may be subject to significant warranty, construction defect and liability claims in the ordinary course of our homebuilding business.

As a homebuilder, we may be subject to home warranty and construction defect claims arising in the ordinary course of business. We may also be subject to liability claims for injuries that occur in the course of construction activities.  Due to the inherent uncertainties in such claims, we cannot provide assurance that our insurance coverage or our subcontractors’ insurance and financial resources will be sufficient to meet any warranty, construction defect and liability claims we may receive in the future.  If we are subject to claims beyond our insurance coverage, our profit from our homebuilding activities may be less than we expect and our financial condition may be adversely affected.

We will be relying on the performance of our subcontractors to build horizontal infrastructure and homes according to our budget, timetable and quality.

We will rely on subcontractors to perform the actual construction of horizontal infrastructure (in the cases where we are completing the development of entitled lots to finished lots) and of the homes we are building on certain of our finished lots.  In certain cases, we will also rely on the subcontractor to select and obtain raw materials.  As a general contractor we will be closely overseeing the activities of our subcontractors.  Our subcontractors may fail to meet either our quality control or be unable to build and complete the horizontal infrastructure or homes in the expected timetable due to subcontractor related issues such as being unable to obtain sufficient materials or skilled labor, or due to external factors such as delays arising from severe weather conditions.  Any such failure by our subcontractors could lead to increases in construction costs and construction delays.  Such increases could negatively impact the price and number of finished lots and homes we are able to sell.

We may not receive all of the permitted water rights we expect from the water rights applications we have filed in Nevada.

We have filed certain water rights applications in Nevada, primarily as part of the water teaming agreement with Lincoln County.  We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required.  We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project.  These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, and legal and consulting costs for hearings with the State Engineer, and National Environmental Protection Act, or “NEPA”, compliance costs.  Until the State Engineer permits the water rights, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before Lincoln/Vidler is able to ascertain the final volume of water rights that will be permitted by the Nevada State Engineer. Any significant reduction in the volume of water awarded to us from our original base expectations of the amount of water that may be permitted could adversely affect our revenues, profitability, and cash flows.

Variances in physical availability of water, along with environmental and legal restrictions and legal impediments, could impact profitability.

We value our water assets, in part, based upon the volume (as measured in acre-feet) of water we anticipate from water rights applications and our permitted water rights.  The water and water rights held by us and the transferability of these rights to other uses, persons, and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado, Idaho, Nevada, and New Mexico.  The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions.  As a result, the volume of water anticipated from the water rights applications or permitted rights may not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement.  Additionally, we may face legal restrictions on the sale or transfer of some of our water assets, which may affect their commercial value.  If we are unable to transfer or sell our water assets, we may lose some or all of our anticipated returns, which may adversely affect our revenues, profitability and cash flows.

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

Our insurance subsidiaries hold significant positions in equities and fixed-income securities as part of their investment portfolios to cover payments for insurance claims and related costs established in our reserves for unpaid loss and loss adjustment expenses.  The fair values of the portfolios are subject to extreme volatility that affected most securities’ markets in 2008 and, to a lesser extent, 2009 and 2010.  For example, during 2008, our insurance company investment portfolios significantly declined in value as global equity and fixed-income markets in general declined in response to the weakening global economy and the tightening of credit availability and increased in value in 2009 and 2010 as debt and equity markets recovered.  As a result of the decline in value of our securities, our financial condition suffered and, in the future, any volatility in our insurance investment portfolios could adversely impact our financial condition and cash flows.  Furthermore, if the duration and extent of the declines in value of any of our securities are prolonged, we may have to provide other-than-temporary impairments against such securities which will adversely impact our profitability.  In addition, our insurance subsidiaries’ investment portfolios consist in part of thinly-traded U.S. and non-U.S. equities.  These equity securities are illiquid in nature and we cannot provide any assurance that we can timely, effectively, and efficiently liquidate and monetize those positions.

Our acquisitions of and investments in non-U.S. companies subject us to additional market and liquidity risks which could affect the value of our stock.

We have acquired, and may continue to acquire, businesses and securities in non-U.S. public companies and other assets or businesses not located in the U.S.  Typically, these non-U.S. securities are not registered with the SEC and regulation of these companies is under the jurisdiction of the relevant non-U.S country.  The respective non-U.S regulatory regime may limit our ability to obtain timely and comprehensive financial information for the non-U.S. companies in which we have invested.  In addition, if a non-U.S. company in which we invest were to take actions which could be deleterious to its shareholders, non-U.S. legal systems may make it difficult or time-consuming for us to challenge such actions.  These factors may affect our ability to acquire controlling stakes, or to dispose of our non-U.S. investments, or to realize the full fair value of our non-U.S. investments.  In addition, investments in non-U.S. countries may give rise to complex cross-border tax issues.  We aim to manage our tax affairs efficiently, but given the complexity of dealing with U.S. and non-U.S. tax jurisdictions, we may have to pay tax in both the U.S. and in non-U.S. countries, and we may be unable to offset any U.S. tax liabilities with non-U.S. tax credits.  If we are unable to manage our non-U.S. tax issues efficiently, our financial condition and the results of operations and cash flows could be adversely affected.  In addition, our base currency is United States dollars.  Accordingly, we are subject to foreign exchange risk through our acquisitions of stocks in non-U.S. public companies.  We attempt to mitigate this foreign exchange risk by borrowing funds in the same currency to purchase the equities.  Significant fluctuations in the non-U.S. currencies in which we hold investments or consummate transactions could negatively impact our financial condition and the results of operations and cash flows.  We also may be unable to effectively and efficiently repatriate funds into the U.S. upon monetization of assets, securities, or businesses not located in the U.S., which could have an impact on our liquidity

Volatile fluctuations in our insurance reserves could cause our financial condition to be materially misstated.

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

Beginning in 1994, our subsidiaries, Physicians and Citation, became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty.  The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks.  Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations.  The formula does not address all of the risks associated with the operations of an insurer.  The formula is intended to provide a minimum threshold measure of capital adequacy by an individual insurance company and does not purport to compute a target level of capital.  Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer.  As of December 31, 2010, all of our insurance subsidiaries’ risk-based capital results exceeded the Company Action Level.  However, we cannot assure you that insurance subsidiaries’ risk-based capital results will exceed the Company Action Level in the future.  If the risk-based capital of any of our insurance subsidiaries fails to exceed the Company Action Level, we will be subject to the regulatory action described above and our results of operations could suffer.

We may not be able to retain key management personnel we need to succeed, which could adversely affect our ability to successfully operate our businesses.

To run our day-to-day operations and to successfully manage newly acquired companies we must, among other things, continue to attract and retain key management.  We rely on the services of a small team of key executive officers.  If they depart, it could have a significant adverse effect upon our business.  Mr. Hart, our CEO, is key to the implementation of our strategic focus, and our ability to successfully develop our current strategy is dependent upon our ability to retain his services.  Also, increased competition for skilled management and staff employees in our businesses could cause us to experience significant increases in operating costs and reduced profitability.

We use estimates and assumptions in preparing financial statements in accordance with accounting principles generally accepted in the United States of America.

The preparation of our financial statements in conformity with United States GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of financial statements and the reported amount of revenues and expenses during the reporting period.  We regularly evaluate our estimates, which are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The results of these evaluations form the basis for our judgments about the carrying values of assets and liabilities and the reported amount of revenues and expenses that are not readily apparent from other sources.  The carrying values of assets and liabilities and the reported amount of revenues and expenses may differ by using different assumptions. In addition, in future periods, in order to incorporate all known experience at that time, we may have to revise assumptions previously made which may change the value of previously reported assets and liabilities.  This potential subsequent change in value may have a material adverse effect on our business, financial condition, and the results of operations and cash flows

Because our operations are diverse, analysts and investors may not be able to evaluate us adequately, which may negatively influence the price of our stock.

We are a diversified holding company with significant operations in a variety of business segments.  Each of these areas is unique, complex in nature, and difficult to understand.  In particular, the water resource business is a developing industry in the United States with very little historical data, very few experts and a limited following of analysts.  Because we are complex, analysts and investors may not be able to adequately evaluate our operations and enterprise as a going concern.  This could cause analysts and investors to make inaccurate evaluations of our stock, or to overlook PICO in general.  As a result, the trading volume and price of our stock could suffer and may be subject to excessive volatility

Fluctuations in the market price of our common stock may affect your ability to sell your shares.

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

Because our investment portfolios in our insurance companies are globally diversified, our business, financial condition, results of operations and cash flows may be adversely affected by:

•	political and economic instability;
•	exposure to fluctuations in exchange rates;
•	the imposition of governmental controls;
•	the need to comply with a wide variety of non-U.S. and U.S. tax laws;
•	volatile interest rates; and
•	general economic conditions outside the United States.

Changes in any or all of these factors could result in reduced market values of our investments, loss of assets, additional expenses, reduced investment income, and reductions in shareholders’ equity due to foreign currency fluctuations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 6,354 square feet in La Jolla, California for our principal executive offices.  Physicians leases approximately 1,200 square feet of office space in Lewis Center, Ohio for its operations.  Citation leases approximately 420 square feet of office space for a claims office in Orange County, California.  Vidler and Nevada Land lease approximately 6,859 square feet of office space in Carson City, Nevada.  UCP leases a total of approximately 6,344 square feet of office space in San Jose, California, Fresno, California, Morgan Hill, California, and Bellevue, Washington.  Northstar rents approximately 1,250 square feet of office space in Fargo, North Dakota.  We continually evaluate our current and future space capacity in relation to our business needs.  We believe that our existing facilities are suitable and adequate to meet our current business requirements, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Vidler, Nevada Land and UCP have significant holdings of real estate and water assets in the southwestern United States.  For a description of our real estate and water assets, see “Item 1-Operating Segments and Major Subsidiary Companies”.

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various litigation matters arising in the ordinary course of its business.  Certain of our insurance subsidiaries are frequently a party in claims proceedings and actions regarding insurance coverage, all of which are considered routine and incidental to our business.  Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

Neither we nor our subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indian relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress.  We anticipate ratification of this agreement; but we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the fourth quarter of 2010.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PICO”.  The following table sets out the quarterly high and low daily closing sale prices for the past two years as reported on the NASDAQ Global Select Market.  These reported prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions.

	2010		2009
	High	Low	High	Low
First Quarter	$37.35	$30.21	$31.40	$19.75
Second Quarter	$39.47	$28.12	$31.15	$27.01
Third Quarter	$33.09	$27.39	$33.77	$25.78
Fourth Quarter	$33.13	$28.55	$35.34	$29.93

On February 25, 2011, the closing sale price of our common stock was $29.49 and there were approximately 506 holders of record.

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

Company Stock Performance Graph

This graph compares the total return on an indexed basis of a $100 investment in PICO common stock, the Standard & Poor’s 500 Index, and the Russell 2000 Index.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year in that calendar year.

The stock price performance shown on the graph is not necessarily indicative of future price performance.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

10/1/10 - 10/31/10	-	-
11/1/10 - 11/30/10	-	-
12/1/10 - 12/31/10	-	-

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
OPERATING RESULTS	(In thousands, except share data)
Revenues:
Total investment income	$25,108	$(817)	$46,373	$19,788	$39,609
Sale of real estate and water assets	4,637	12,936	12,054	9,496	41,509
Other income	2,429	3,913	1,925	4,645	1,605
Total revenues	$32,174	$16,032	$60,352	$33,929	$82,723

Net income (loss) from continuing operations	$(14,072)	$(21,759)	$27,898	$(1,522)	$31,477
Loss from discontinued operations, net					(2,268)
Net income (loss)	(14,072)	(21,759)	27,898	(1,522)	29,209
Net loss attributable to noncontrolling interest	(2,900)	(3,724)	(733)	(252)	(34)
Net income (loss), attributable to PICO Holdings, Inc.	$(11,172)	$(18,035)	$28,631	$(1,270)	$29,243
PER COMMON SHARE BASIC AND DILUTED:
Net income (loss) from continuing operations	$(0.49)	$(0.86)	$1.52	$(0.07)	$2.10
Loss from discontinued operations, net					(0.15)
Net income (loss)	$(0.49)	$(0.86)	$1.52	$(0.07)	$1.95
Weighted Average Shares Outstanding – basic	22,653	20,927	18,835	18,321	14,995
Weighted Average Shares Outstanding - diluted	22,653	20,927	18,862	18,321	15,025

	As of December 31,
	2010	2009	2008	2007	2006
FINANCIAL CONDITION	(In thousands, except per share data)
Total assets	$692,502	$687,617	$592,634	$676,342	$549,043
Unpaid losses and loss adjustment expenses	$22,816	$24,175	$27,773	$32,376	$41,083
Debt	$45,743	$41,221	$42,382	$18,878	$12,721
Total liabilities	$121,778	$107,922	$114,888	$150,492	$143,816
Total PICO Holdings, Inc. shareholders' equity	$568,104	$582,643	$477,746	$525,851	$405,227
Book value per share (1)	$25.03	$25.79	$25.36	$27.92	$25.52

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

The population growth rate in the southwest has consistently been higher than the national rate for the past several years.  According to the 2010 U.S. Census, in the decade from 2000 to 2010, the population of Nevada grew by a total of 35.1% (702,294 people), Arizona grew by 24.6% (1,261,385 people), Colorado grew by 16.9% (727,935 people), Idaho grew by 21.1% (273,629 people), New Mexico grew by 13.2% (240,133 people) and California grew by 10% (3,382,308 people).  These southwestern state population growth statistics compares to a total national growth rate of 9.7% (27,323,632 people) and represents over 24% of the national growth over the same period.

However, the current and recent economic environment and housing slow-down in the U.S. has had the effect of significantly decreasing the rate of growth in the Southwest in 2008, 2009 and 2010 from earlier years in the decade 2000 to 2010. The Southwest’s population growth is still in excess of the national growth rate both on a collective basis and an individual state basis, with the exception of Arizona.  According to the Census Bureau’s annual estimate of state population changes for the period July 1, 2007 to April 1, 2010, Nevada’s growth rate was 5.2%, Arizona 0.5%, Colorado 3.9%, Idaho 4.6%, New Mexico 4.6% and California 2.8%.  These population growth statistics compare to the national total growth rate of 2.4% over the same period.

Currently, a significant portion of the Southwest’s water supplies come from the Colorado River.  The balance is provided by other surface rights, such as rivers and lakes, groundwater (water pumped from underground aquifers), and water previously stored in reservoirs or aquifers.  A prolonged drought (possibly in part due to increasing temperatures from climate change which can lead to a decreased snow pack runoff and therefore decreased surface water) and rapid population growth in the past twenty years have exacerbated the region’s general water scarcity.  In turn, this leads to an increased likelihood of conflict as additional stress is placed on the arid Southwest’s water resources.  Future water needs in the Southwest will have to be derived from the development of new supplies as well as conservation and recycling.

In 2005, the U.S. Department of the Interior published a study titled “Water 2025:  Preventing Crises and Conflict in the West”.  The study included a map of the western and southwestern states and highlighted the potential water supply crises by 2025.  Various areas were designated as having moderate, substantial, or highly likely water conflict potential (areas where existing supplies are not adequate to meet water demands for people, agricultural use, and for the environment).  Areas identified as having a highly likely or substantial conflict potential included western Nevada, southern Nevada, and the metropolitan Phoenix to Tucson region.  For more than a decade, we have concentrated our acquisition and development efforts on water assets that will serve these markets.

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

Under GAAP, certain of our water resource assets, unlike our real estate assets, are considered to be infinite-lived intangible assets.  GAAP requires that the estimate of fair values of infinite – lived intangible assets be based on discounted cash flows and to compare those estimates to the carrying values of such assets.  The dramatic slow-down in housing starts and sales will likely delay sales of some of our water assets. Consequently, we have adjusted our forecast of the timing and volume of water sales from our original projections for the discounted cash flow models for those assets.  However, we believe that the long-term demand for our assets, and their economic value, are substantially underpinned by the region’s long - term population growth trend and the increasing scarcity of sustainable water supplies to support that long - term growth.  The supply and demand factors which characterize water resources in the Southwest also present us with a continuing business opportunity to provide sustainable water resource solutions for economic development and communities throughout the region.

The following is a description and summary of our water resource and water storage assets at December 31, 2010.

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

At December 31, 2010, Vidler owned approximately 3,840 acre-feet of groundwater and the related land in the Harquahala Valley.  The Harquahala Valley is located in La Paz County and Maricopa County, approximately 75 miles northwest of metropolitan Phoenix, Arizona.  According to U.S. Census Bureau data, the population of Maricopa County increased almost 31% from April 1, 2000 to July 1, 2009, with the addition of more than 105,000 people per year.  We anticipate that, despite the current slow - down in population growth and development activity, the boundaries of the greater Phoenix metropolitan area will, in the long – term, continue to push out. This is likely to lead to demand for our land as well as our water to support growth within the Harquahala Valley itself.  The water can also be transferred for municipal use outside of the Harquahala Valley.

In addition, the area in and around the Harquahala Valley appears to be a desirable area to site solar power-generating plants, due to the high solarity in the region and its proximity to energy transmission lines.  The water assets owned by Vidler in this region, including our water storage credits - (see “Water Storage: Vidler Arizona Recharge Facility” below) - could potentially provide a water source for solar or other energy plants that might be constructed in this area.

Nevada

Vidler has acquired land and water rights in Nevada through the purchase of ranch properties (appropriating existing supplies of water), filing applications for new water rights (appropriating new supplies of water), and entering into teaming arrangements with parties owning water rights which they wish to develop.

1.	Lincoln County

The Lincoln County Water District and Vidler (“Lincoln/Vidler”) have entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects under the County’s master plan.  Under the agreement, proceeds from sales of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County.  Lincoln/Vidler has filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the county’s approved master plan.  We believe that this is the only known new source of water for Lincoln County.  Although it is hard to predict, Vidler currently anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use for planned projects in Lincoln County.

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

Tule Desert Groundwater Basin

Lincoln/Vidler jointly filed a permit application in 1998 for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada.  In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights, which Lincoln/Vidler subsequently sold in 2005, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”).  Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions, Vidler completed these additional engineering and scientific studies.

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

As of December 31, 2008, our carrying value for the applications for the additional 7,240 acre-feet was $16.4 million, which primarily represented the data collection, drilling and monitoring costs and expenses incurred to collect, interpret and submit the groundwater data to the Nevada State Engineer.  Under agreements in place with developers at the time of ruling, Vidler would only record approximately $4 million of revenue from the 396 acre-feet of water rights granted in the 2009 Ruling.  As such, the carrying value of the 396 acre–feet we had been awarded was written down to this estimated recoverable value, and we recorded a loss on impairment of approximately $12.4 million, before any related tax effects, in 2009.

On May 27, 2009, Lincoln/Vidler filed an appeal of the 2009 Ruling in Nevada District Court, as well as in U.S. federal court.

On April 15, 2010, Lincoln/Vidler and the Nevada State Engineer announced that they had concluded a Settlement Agreement with respect to the entire litigation between the parties.  The Settlement Agreement resulted in the granting to Lincoln/Vidler of the original Lincoln/Vidler Application of 7,240 acre-feet of water rights with an initial 2,900 acre-feet of water rights available for sale or lease by Lincoln/Vidler and the balance of the water rights (4,340 acre-feet) is the subject of staged pumping and development over the next several years.  The staged pumping development under the Settlement Agreement requires the continuing collection of recharge data and pumping data over the next several years by Lincoln/Vidler to further refine the modeling of the basin and potential impacts, if any, from deep aquifer pumping in the remote, unpopulated desert valley in Lincoln County, Nevada.

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

The Settlement Agreement results in Lincoln/Vidler obtaining up to an additional 6,844 acre–feet of permitted water rights in the Tule Desert Groundwater Basin.  However, our carrying value of approximately $4.2 million as of December 31, 2010, for the 396 acre–feet of water rights previously awarded will not change as a result of being awarded these additional permitted water rights under the Settlement Agreement.

Coyote Springs

In 2005, Lincoln/Vidler agreed to sell water to a developer as and when supplies were permitted from Lincoln/Vidler’s existing applications in Kane Springs, Nevada.  A hearing was completed in 2006 on a filing for water rights from Kane Springs, and in January, 2007, Lincoln/Vidler was awarded 1,000 acre-feet of permitted water rights.  The Nevada State Engineer has requested additional data before making a determination on the balance of the applications from this groundwater basin, where Lincoln/Vidler maintains priority applications for approximately 17,375 acre-feet of water.  The actual permits received may be for a lesser quantity, which cannot be accurately predicted.

In the fourth quarter of 2008, Lincoln/Vidler obtained the right-of-way over federally managed lands, on behalf of the developer, relating to a pipeline to convey the water rights from Kane Springs.  During 2009, Lincoln/Vidler agreed to amend the sale agreement with the developer for the 1,000 acre-feet of water rights which became effective on obtaining the right–of–way.  The sale price of the water rights is $8,052 per acre–foot for a total purchase price of approximately $8.1 million.  Vidler’s portion of the sale price is approximately $6 million.  Vidler agreed to finance the sale of its portion of the water rights over the period ending April 2012 at 10% per annum.  Principal payments under the agreement are due from the developer in April 2010, April 2011 and April 2012, and under this payment schedule we anticipate recording the revenue from Vidler’s portion of the sale of water rights on an installment-sale basis as and when principal payments are received.  For the year ended December 31, 2010, we recorded the sale of 149 acre feet for $1.2 million under the installment sale basis.

Dry Lake Valley

In December 2008, Vidler purchased approximately 795 acres and the appurtenant federal grazing allotments in Dry Lake Valley, Lincoln County, Nevada.  The real estate, which represents the only private property located in the Dry Lake Valley, was purchased in order to place water applications owned by Lincoln/Vidler to beneficial use.

In September, 2009, the Nevada State Engineer permitted 1,009 acre-feet of irrigation water rights to Lincoln/Vidler and, as a result, Lincoln/Vidler has drilled wells and installed irrigation systems to place the water to beneficial use.  Currently, the property and allotments are leased for cattle grazing and farming.

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

Lincoln/Vidler Water Rights Applications

Lincoln/Vidler has pending water rights applications filed with the Nevada State Engineer’s Office.  Prior to a law change in 2003, the law governing water rights required the Nevada State Engineer to act on an application within one year of its filing date or it was deemed cancelled.  A Nevada Supreme Court ruling in January, 2010, considered this new law with respect to 34 water right applications of Southern Nevada Water Authority (SNWA) that had been filed in 1989.  The Court reversed and remanded a lower court ruling requiring the lower court to either reopen the 34 water right applications for protests or to require SNWA to re-file new applications.  The Court indicated that “applicants cannot be punished for the State Engineer’s failure to follow his statutory duty.”  However, language in the opinion appeared to indicate that equity would require the applications to be reopened for protest but the early priority date of their applications would remain intact.

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

Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch, LLC (“Fish Springs”) which owns the Fish Springs Ranch and other properties totaling approximately 7,544 acres in Honey Lake Valley in Washoe County, approximately 40 miles north of Reno, Nevada.  In addition, Fish Springs owns 12,987 acre-feet of permitted water rights related to the properties of which 7,987 acre-feet are transferable to the Reno/Sparks area and designated as water credits.  Currently, there is no regulatory approval to export the additional volume of 5,000 acre-feet per year of water from Fish Springs Ranch to support development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

The Fish Springs Ranch water rights have been identified as an economical, sustainable, and proven new source of supply to support new growth in the north valley communities of Washoe County.  According to the Nevada State Demographer, from 2000 to 2009, the population of Washoe County (including Reno/Sparks) increased by almost 23% to approximately 416,000 people.  However, due to the recent recession and current economic conditions, including a high rate of unemployment in Washoe County, this rate of growth has slowed considerably and recently issued population growth estimates from the Nevada State Demographer are significantly lower than previous population projections. The prevailing economic conditions and, as a result, the uncertain timing of future development makes it difficult to predict when our water credit sales will occur.

During 2006, we began construction of a pipeline and an electrical substation to provide the power which will be required to pump the water to the north valleys.  Construction of the pipeline to convey the water from Fish Springs Ranch to a central storage tank in northern Reno was completed during 2008.  As of December 31, 2010, we have capitalized $101.1 million of direct pipeline costs and other related expenditure, including interest, plus the cost of our water credits, within the Real Estate and Water Assets section of our consolidated balance sheet.  As water is sold by Fish Springs and revenues are generated, the asset will be expensed as a cost of sale in our consolidated statement of operations in the period in which the associated revenues are recorded.

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

Since the dedication of the pipeline in July 2008, and, as a result, the Fish Springs water becoming available for sale, we sold 12.8 water credits during 2008 for sales proceeds of approximately $577,000.  (One water credit is equivalent to a water right of one acre-foot volume of water per annum in perpetuity).  There were no sales of Fish Springs’ water credits in 2010 or 2009.

In accordance with the Fish Springs partnership agreement, our 49% partner’s proportionate share of all costs related to the pipeline project, including a financing cost of the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points on Vidler’s funding of the pipeline related expenditures to the Fish Springs partnership, will be recouped from the revenues generated from the sale of Fish Springs water credits.

3. 3.	Carson City and Lyon County, Western Nevada

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

During 2009, Vidler substantially completed the infrastructure required to connect the Carson City water system with the Lyon County water system and the infrastructure is now sufficient to deliver an expected volume of water of at least 4,000 acre-feet per year.  As of December 31, 2010, we have expended a total of approximately $5.7 million to complete the connection infrastructure and we anticipate that further capital expenditures will be limited to approximately $2 million in order to recover the water in Lyon County as and when demand occurs.

Vidler has acquired and optioned water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights.  On completion of our re-designation development process of the agriculture designated water rights to municipal and industrial use, we anticipate that Vidler will have at least 4,000 acre-feet available for municipal use in Lyon County for future development, as and when demand occurs, principally by means of delivery through the new infrastructure constructed by Vidler.

However, due to the recent recession and other prevailing economic conditions, including a high rate of unemployment in Lyon County, the rate of growth of development in the Dayton corridor has slowed considerably. In addition, recently issued growth projections from the Nevada State Demographer are significantly lower than previous population projections. GAAP requires that the estimate of fair values of infinite – lived intangible assets be based on discounted cash flows and to compare those estimates to the carrying values of such assets. The dramatic slow-down in housing starts and sales in the Dayton corridor will likely delay sales of some of our Carson River water rights. Consequently, we have adjusted our forecast of the timing and volume of water sales from our original projections for the discounted cash flow models for this water resource asset. The revisions to the discounted cash flow model resulted in an impairment loss of $10.3 million which we recorded in the fourth quarter of 2010.  After the impairment charge, the carrying value of our Carson River water rights and associated infrastructure as of December 31, 2010 was $26.6 million.

4. 4.	Sandy Valley, Nevada

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

At December 31, 2010, Vidler owned approximately 267 acre-feet of Muddy River water rights and which are leased to Southern Nevada Water Authority.

Colorado

Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease:

•	in 2008, Vidler closed on the sale of approximately 3.9 acre-feet of water rights for $302,000;
•	in 2009, Vidler closed on the sale of approximately 1.6 acre–feet of water rights for $127,000; and
•	in 2010, Vidler closed on the sale of approximately 2.4 acre – feet of water rights for $174,000.

Vidler has 169 acre-feet of water rights remaining in Colorado, of which 103 acre-feet are available for sale or lease and 66 acre-feet have been leased.

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

WATER STORAGE

1.	Vidler Arizona Recharge Facility and Net Recharge Credits

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

Vidler is able to provide storage for users located both within Arizona and out of state (with approvals from the state of Arizona).  Potential users include industrial companies, power-generating companies, developers, and local governmental political subdivisions in Arizona, and out-of-state users such as municipalities and water agencies in Nevada and California.  The Arizona Water Banking Authority (“AWBA”) has the responsibility for intrastate and interstate storage of water for governmental entities.

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

Vidler has not yet generated any revenue from the facility.  We believe that the best economic return on the facility will come from storing water in surplus years for sale in dry years or when other need for the water arises.  Vidler has been recharging water for its own account since 1998, when the pilot plant was constructed.  At the end of 2010, Vidler had “net recharge credits” of approximately 250,000 acre-feet of water in storage at the facility as well as approximately 10,000 acre–feet of stored water at Arizona state owned storage sites within the Phoenix Active Management Area.

In January, 2010, Vidler acquired for $15.8 million a single-purpose limited liability company whose primary asset was approximately 126,000 acre–feet of stored water (“net recharge credits”) in the Roosevelt Water Conservation District (“RWCD”).  For the purposes of storing water, the RWCD is part of the Phoenix, Arizona Active Management Area (which corresponds to the Phoenix metropolitan area).  Accordingly, this stored water may be recovered and used anywhere in the Phoenix Active Management Area and could have a variety of uses for commercial developments within the Phoenix metropolitan area. During 2010, Vidler acquired more stored water and as of December 31, 2010, Vidler has approximately 135,500 acre–feet of net recharge credits stored in the RWCD.

2.	Semitropic, California

Vidler originally purchased an 18.5% right to participate in the Semitropic Water Banking and Exchange Program, which operates a 1 million acre-foot water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield, California.

In July, 2008, Vidler completed the sale of its remaining interest of 30,000 acre-feet of storage capacity at the Semitropic Water Banking and Exchange Program in a transaction with the San Diego County Water Authority.  The sale generated cash proceeds of $11.7 million and we recorded a net gain, as revenue, of $8.7 million in 2008.  In 2009, Vidler sold its entire inventory of water of approximately 10,252 acre-feet for total sale proceeds of approximately $3.1 million.  As a result of this sale, as of December 31, 2009 Vidler no longer owns any water assets in California.

OTHER PROJECTS

New Mexico Project

During 2009, Vidler commenced a new water resource development project in the state of New Mexico.  At this stage of the project, as of December 31, 2010, all expenditures relating to this venture have been expensed through the statement of operations as incurred, until such time we believe we have sufficient evidence that further expenditures will be recovered by subsequent cash flows generated from the sale of permitted water rights.  We have conducted geophysical surveys and applied for and were granted exploratory and monitoring well permits from the State Engineer’s Office of New Mexico.

Vidler has drilled exploratory and monitoring wells to prepare a groundwater flow model. Based on the groundwater model, we believe we have the scientific evidence to support the award of at least 1,200 acre – feet of permitted water rights by the New Mexico State Engineer’s Office. We will be presenting this evidence in legal hearings in 2012. Vidler has identified a demand of up to 1,500 acre-feet of water per annum in and around the project area of Santa Fe, Bernallilo and Sandoval counties in New Mexico.  The project is being developed in a partnership in which Vidler is the 95% owner.

Other

We continue to investigate and evaluate water and land opportunities in the southwestern United States, which meet our risk/reward and value criteria, and, in particular, assets which have the potential to add value to our existing assets.  We routinely evaluate the purchase of further water-righted properties or other water resources in the southwest and western United States, particularly Nevada, Arizona, Colorado, New Mexico and Idaho.  We also continue to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities in the southwestern states.

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

We recognize the sale of real estate when a transaction closes.  On closing, the entire sales price is recorded as revenue, and the associated cost basis is reported within cost of real estate sold.  Typically, since the date of closing determines the accounting period in which the revenue and cost of real estate are recorded, the reported results of our Real Estate Operations segment fluctuate from period to period, depending on the dates when transactions close.  Consequently, results for any one year are not necessarily indicative of results in future years.

Nevada Land

The continuing slow-down in U.S. real estate markets has affected Nevada Land’s 2010, 2009 and 2008 results of operations, when compared to prior years.  In 2010, 2009 and 2008, the volume of acreage sold declined by 99%, 97% and 91% respectively from 2006 activity, and the land sales revenues generated by Nevada Land in 2010, 2009 and 2008 declined by approximately 96%, 95% and 86% respectively from 2006 land sale revenues.  However, gross margin percentages on land sales (the total of sales less costs of sales divided by sales) have remained consistently high at over 70% throughout 2010, 2009 and 2008 compared to a gross margin percentage of approximately 67% in 2006.  In addition, Nevada Land owns several other rights, such as mineral rights, water rights and geothermal rights which are typically retained even when the surface right is sold as a land sale.  The annual lease and royalty income generated by Nevada Land has increased over 2010, 2009 and 2008 with revenues received of approximately $966,000, $658,000 and $628,000, respectively.

Despite the slow-down in real estate sales at Nevada Land, we are seeing strong development activity with respect to our geothermal rights and potential renewable energy sites, which appears to reflect the increased demand in the U.S. for alternative energy sources.  Nevada Land owns the geothermal rights to over 1.3 million acres in northern Nevada.  We hold the geothermal rights on property we still own, and we have retained the geothermal rights on all land sales that we have previously recorded.  Typically, we structure geothermal development agreements with power companies that incorporate a lease element, as well as a royalty on the actual energy generated from a geothermal plant.  We are currently a party to geothermal leases, over a total of  acres, in varying stages of development with five different power companies.  During 2009, Nevada Land generated income of $1 million from the sale of geothermal royalty rights on its property.

UCP

Since commencing operations in early 2008, UCP has focused on acquiring finished and entitled residential lots in and around the Fresno Metropolitan Area (the Central Valley area of California) as well as in certain locations in the Central Coast region of California, in particular, the Monterey region, and the Bay Area of California.  We believe that the residential real estate markets where UCP has acquired development properties are attractive in the long term due to high affordability ratios, favorable market demographics (population growth and diverse employment bases) and fundamental supply and demand forces arising from the existing balance of inventories of standing homes and lots and the demand for homes.  (See below for highlights of these factors in these regions of California).

In certain real estate projects that we own we intend to complete the construction of the horizontal infrastructure of some of our entitled properties (paper lots) to produce finished lots. In other cases we intend to complete or build homes on a limited number (currently budgeted at approximately 100 homes) of finished lots we own. We believe that the capital allocation for both horizontal infrastructure and building homes for these particular projects is justified based on our analysis of the supply and demand in the markets where these projects are located.

Throughout 2010, UCP continued the completion of required entitlements of UCP’s partially-entitled projects with the objective of owning fully–entitled residential development projects.  In addition, during 2010, UCP sold 9 lots and homes for total sales proceeds of $2.4 million.

East Garrison, Monterey County, California

During 2009, UCP closed on its most significant acquisition to date:  a 244 acre site in Monterey County, California (the “East Garrison Master–Planned Community”).  During the third quarter of 2009, UCP acquired a note for a discount to its face value for a total, including acquisition costs, of approximately $22.6 million.  As intended, UCP subsequently foreclosed on the underlying real estate that acted as security for the note.  As a result of this foreclosure, UCP acquired 1,400 entitled residential units consisting of the East Garrison Master–Planned Community.  East Garrison is located on the north–east corner of the historic former Fort Ord Army base just outside Monterey, California.  The East Garrison Master–Planned Community consists of three phases which are based on the timing of development as contained within the approved master plan.  Our intention is to complete the development of 441 partially finished lots in Phase 1 to fully finished lots (lots with all horizontal infrastructures such as electricity, gas and sewer lines as well as roads and curbs).  We estimate that the remaining costs associated with completing the 441 lots and other project costs will total approximately $14 million in the next two years prior to monetizing the Phase 1 lots.  We will monitor market conditions with respect to completing construction for finished lots in Phase 2 and 3, but currently we have no commitment to complete any construction related to Phases 2 and 3 of East Garrison.

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

Monterey County has a population of approximately 436,000.  The County’s population is forecast to experience population growth over the next ten years, growing to approximately 484,000 by 2020 (approximately 11% in total).  Within the Monterey Region, which consists of Monterey and Santa Cruz Counties, the employment base is estimated at approximately 329,000 workers, and spread across several industry segments.  In December 2010, the median price of a home in Monterey was approximately $325,000 and the affordability index (a measure of the ability of first time homebuyers to purchase a home based on the median household income) is approximately 64% compared to 19% in 2007.  Housing inventories in Monterey remained at low levels as in December 2010, there was approximately only 3.9 months of housing inventory based on current sales levels compared to 5.3 months in December 2009.

Central Valley Region, California

Fresno County is the tenth largest county in California by population and in 2010 had a population of over 950,000.  The county’s population is expected to grow to approximately 1.1 million by 2020 (a total of 16%).  Fresno County is also one of the leading counties in the United States for agriculture production, with a gross crop value exceeding $5.3 billion in 2009.  The employment base in Fresno is approximately 326,000 spread across a diversified set of industries:  the largest of which are government, trade transportation and utilities, agriculture, and education and health services.  As of December 2010, the median price of a home in the Fresno and Clovis areas was $152,000 (which is unchanged from December 2009) and the affordability index (a measure of the financial ability of U.S. families to buy a house based on the median household income) for first time homebuyers was 79% (compared to 76% in 2009).  Housing inventories in the Fresno and Clovis areas remained low during 2010.  In December 2010, in these areas, there was approximately 3.4 months of housing inventory based on current sales levels compared to 5.3 months in December 2009.

INSURANCE OPERATIONS IN “RUN OFF”

The operations of our insurance companies are in “run off,” which means handling and resolving claims on expired policies, but not writing any new business.  Typically, most of the revenues of an insurance company in “run off” come from investment income (interest from fixed-income securities and dividends from stocks) earned from deploying funds held as part of their insurance business in investment securities.  In addition, gains or losses are realized from the sale or impairment of investments.  Occasionally, earned premiums are recorded, which relate to reinsurance.

In broad terms, our insurance companies hold cash and fixed-income securities corresponding to their loss reserves and state capital and deposit requirements, and the remainder of the portfolio is invested in small-capitalization value stocks in the U.S. and selected foreign markets.  At December 31, 2010, the investment portfolios of Physicians and Citation consisted of cash of $14.2 million, fixed-income securities with a market value of $16 million, and stocks with a market value of $93.7 million.

We hold bonds issued by the U.S. Treasury, government-sponsored enterprises (namely Freddie Mac, FNMA, FHLB, and PEFCO) and State of California general obligations municipal bonds only to the extent required for capital under state insurance codes, or as required for deposits or collateral with state regulators.  Otherwise, the bond portfolios currently consist of domestic investment-grade corporate issues and one New Zealand dollar-denominated corporate issue, with 4 or less years to maturity.

At December 31, 2010, the insurance company bond portfolios consisted of (in thousands):

Issuer	Fair Value December 31, 2010	Percentage of Total Fair Value

U.S. Treasury	$4,073	26%
Government-sponsored enterprises	4,178	26%
State of California general obligations	3,254	20%
Domestic investment-grade corporate bonds	3,336	21%
Foreign corporate bond (no credit rating)	1,132	7%
	$15,973	100%

At December 31, 2010, the aggregate market value of Physicians’ and Citation’s bond portfolios was greater than amortized cost.

To protect the capital value of our bond portfolio from a decline in value that could be brought on by higher interest rates in the medium term, our bond investments are concentrated in issues maturing in 5 years or less.  At December 31, 2010, the duration of Physicians’ and Citation’s bond portfolios was 2.6 years.  The duration of a bond portfolio measures the amount of time it will take for the cash flows from scheduled interest payments and the maturity of bonds to equal the current value of the portfolio.  Duration indicates the sensitivity of the market value of a bond portfolio to changes in interest rates.  If interest rates increase, the market value of existing bonds will decline.  During periods when market interest rates decline, the market value of existing bonds increases.  Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates.  Duration of less than five years is generally regarded as medium term, and less than three years is generally regarded as short term.

Our insurance companies principally hold their liquid funds in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.  We do not own any domestic preferred stocks, mortgage-backed or asset-backed securities, collateralized debt obligations, auction-rate securities, or commercial paper, and we do not have any exposure to credit default swaps.

The equities component of the insurance company portfolios is concentrated in a limited number of asset-rich, small-capitalization value stocks.  These positions have been accumulated at a significant discount to our estimate of the private market value of each company’s underlying “hard” assets (land and other tangible assets).  At December 31, 2010, investments in the U.S. comprised approximately 40% of the stock portfolio; Switzerland, 34%; and New Zealand, 26%.

The fixed-income securities and common stocks in the insurance companies’ investment portfolios generated total returns of approximately -41% in 2008, 16% in 2009, and 10% in 2010.

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

At December 31, 2010, our medical professional liability reserves, after reinsurance, totaled $1.9 million, compared to $2.3 million at December 31, 2009, and $3.8 million at December 31, 2008.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	December 31,
	2010	2009	2008

Net direct reserves for medical professional liability insurance	$1,934	$2,338	$3,834

At December 31, 2010, our direct reserves, or reserves before reinsurance, represented the independent actuary’s best estimate.  We are continually reviewing our claims experience and projected claims trends in order to derive the most accurate estimate possible.

At December 31, 2010, approximately $267,000, or 14% of our direct reserves, were case reserves, which are the loss reserves established when a claim is reported to us.  Our provision for incurred but not reported claims (IBNR - which means the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us) was $720,000, or 37% of our direct reserves.  The loss adjustment expense reserves, totaling $947,000, or 49% of direct reserves, recognize the cost of handling claims over the next six years while Physicians’ loss reserves run off.

Over the past three years, the trends in open claims and claims paid have been:

	Year Ended December 31,
	2010	2009	2008

Open claims at the start of the year	6	10	12
New claims reported during the year	2	4	4
Claims closed during the year	(1)	(8)	(6)
Open claims at the end of the year	7	6	10

Total claims closed during the year	1	8	6
Claims closed with no indemnity payment		(8)	(6)
Claims closed with an indemnity payment	1	0	0

Total claims payments during the year	$342,000	$190,000	$315,000

PHYSICIANS INSURANCE COMPANY OF OHIO - CHANGE IN LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	Year Ended December 31,
	2010	2009	2008

Beginning reserves	$2,338	$3,834	$6,520
Loss and loss adjustment expense payments	(435)	(190)	(315)
Re-estimation of prior year loss reserves	31	(1,306)	(2,371)
Net medical professional liability insurance reserves	$1,934	$2,338	$3,834

Increase (decrease) in re-estimation as a percentage of beginning reserves	1.3%	(34.1)%	(36.4)%

In 2010, claims and loss adjustment expense payments were $434,000, accounting for all of the net decrease in reserves.  During 2010, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were slightly less than the actuary’s projections of future claims payments.  Reserves were increased in three of Physicians’ 20 accident years from 1976 until 1996, decreased in seven accident years, and there was no change in ten accident years.  This resulted in a net increase of $30,000, or approximately 1.3% of reserves at the start of the year.  The net increase in reserves was primarily due to slightly higher payments in 2010 than previously projected, and was principally recorded in Physicians’ IBNR.

In 2010, Physicians made net indemnity payments of $342,000, which represents the indemnity portion of one claim, which was slightly higher than the previously established case reserve.  At December 31, 2010, the average case reserve per open claim was approximately $36,000.  There were no changes in key actuarial assumptions in 2010.  Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments, either increases or decreases, in future years.  See “Critical Accounting Policies” and “Risk Factors”.

In 2009, claims and loss adjustment expense payments were $190,000, accounting for 13% of the net decrease in reserves.  During 2009, Physicians experienced favorable trends in both the “frequency”, or number of claims, and the “severity”, or size of claims.  Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were greater than the actuary’s projections of future claims payments.  Reserves were reduced in eight of Physicians’ 20 accident years from 1976 until 1996, increased in two accident years, and there was no change in ten accident years.  This resulted in a net reduction of $1.3 million, or approximately 34.1% of reserves at the start of the year.  The net reduction in reserves was primarily due to a decrease in claims frequency, and was recorded in Physicians’ IBNR.

In 2009, Physicians made a net indemnity payment of $1,000, which represents the indemnity portion of one claim.  Total claims payments in 2009 were less than anticipated.  At December 31, 2009, the average case reserve per open claim was approximately $75,000.  There were no changes in key actuarial assumptions in 2009.

In 2008, claims and loss adjustment expense payments were $315,000, accounting for 12% of the net decrease in reserves.  During 2008, Physicians experienced favorable trends in both the “frequency” and the “severity” of claims.  Independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were greater than the actuary’s projections of future claims payments.  Reserves were reduced in eight of Physicians’ 20 accident years from 1976 until 1996, resulting in a net reduction of $2.4 million, or approximately 36.4% of reserves at the start of the year.  The net reduction in reserves was primarily due to a decrease in claims frequency, and was recorded in Physicians’ reserve for IBNR.

In 2008, Physicians made net indemnity payments of $138,000, which represents the indemnity portion of three claims.  Total claims payments in 2008 were less than anticipated.  There were no changes in key actuarial assumption in 2008.

Since it is more than 15 years since Physicians wrote its last policy and the reserves for direct IBNR claims and IBNR loss adjustment expenses at December 31, 2010, total approximately $1.5 million, it is conceivable that the Company will experience further favorable development of reserves for reported losses, IBNR and loss adjustment expenses.  However, there is less potential for favorable development in future years than there has been in the past, as Physicians’ claim count shrinks.  In addition, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claim count statistics -- for example, the last claims to be resolved in “run off” could be the most complex and expensive to resolve.

Citation Insurance Company

Property and Casualty Insurance Loss Reserves

Citation went into “run off” from January 1, 2001.  At December 31, 2010, after ten years of “run off,” Citation had $421,000 in property and casualty insurance loss and loss adjustment expense reserves, after reinsurance.

Approximately 60% of Citation’s net property and casualty insurance reserves are related to one line of business, artisans/contractors liability insurance.  The remaining 40% is comprised of commercial property and casualty insurance reserves related to policies which expired in 2001.  As a general rule, based on state statutes of limitations, we do not believe that new commercial property and casualty insurance claims can be filed in California and Arizona, although in these states claims filing periods may be extended in certain limited circumstances.

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

Over the past three years, the trends in open claims and claims paid in the artisans/contractors line of business have been:

	Year Ended December 31,
	2010	2009	2008
Open claims at the start of the year	5	11	39
New claims reported or claims re-opened during the year	5	7	18
Claims closed during the year	(4)	(13)	(46)
Open claims at the end of the year	6	5	11

Total claims closed during the year	4	13	46
Claims closed with no payment	(3)	(10)	(24)
Claims closed with LAE payment only (no indemnity payment)		(1)	(11)
Claims closed with an indemnity payment	1	2	11

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

Changes in assumptions about future claim trends and the cost of handling claims can lead to significant increases and decreases in our property and casualty loss reserves.  In 2008, we reduced reserves by $2.3 million, or 74.3% of beginning reserves, principally due to reduced frequency and reduced severity of claims, which led the actuary to conclude that the “run off “of the artisans/contractors book of business would be completed sooner, and with lower claims and expense payments, than previously projected.  Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments, either increases or decreases, in future years.  In 2009, we increased reserves by $55,000, or approximately 8.5% of beginning reserves.  In 2010, we decreased reserves by $58,000, or approximately 10.7% of beginning reserves.

Since Citation’s property and casualty insurance claims reserves are now only $421,000, there is clearly limited scope for favorable development in future years.

There were no changes in key actuarial assumptions during the three years ended December 31, 2010.  See “Critical Accounting Policies” and “Risk Factors”.

At December 31, 2010, Citation’s net property and casualty reserves were carried at $421,000, approximately equal to the actuary’s best estimate.

CITATION INSURANCE COMPANY - PROPERTY AND CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	December 31,
	2010	2009	2008
Direct reserves	$518	$624	$741
Ceded reserves	(97)	(81)	(96)
Net reserves	$421	$543	$645

At December 31, 2010, $125,000 of Citation’s net property and casualty reserves (approximately 30%) were case reserves, $135,000 represented provision for IBNR claims (32%), and the loss adjustment expense reserve was $161,000 (38%).

CITATION INSURANCE COMPANY - CHANGE IN PROPERTY AND CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	Year Ended December 31,
	2010	2009	2008

Beginning reserves	$543	$645	$3,149
Loss and loss adjustment expense payments	(64)	(157)	(163)
Re-estimation of prior year loss reserves	(58)	55	(2,341)
Net property and casualty insurance reserves	$421	$543	$645

Increase (decrease) in re-estimation as a percentage of beginning reserves	(10.7)%	8.5%	(74.3)%

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

The nature of this line of business is that we receive a relatively small number (low frequency) of relatively large (high severity) claims.  Since this book of business is now more than 12 years old, the remaining claims tend to be severe, and likely to lead to claims payments for a prolonged period of time, although many have now exceeded the amount of risk we retain per claim, increasing the amount of reinsurance we can recover.

Although the last of Citation’s workers’ compensation policies expired in 1998, new workers’ compensation claims can still be filed for events which allegedly occurred during the term of the policy.  The state statute of limitations is ten years, but claim filing periods may be extended in some circumstances.

Over the past three years, the trends in open claims and claims paid in the workers’ compensation line of business have been:

	Year Ended December 31,
	2010	2009	2008

Open claims at the start of the year	120	142	172
New claims reported during the year	16	5	17
Claims reopened during the year		21	0
Claims closed during the year	(25)	(48)	(47)
Open claims at the end of the year	111	120	142

A significant number of the claims received in the past three years relate to asbestos.  During 2010, all 16 new claims related to asbestos, and in 2009 all five new claims related to asbestos.  At December 31, 2010, 28 of the 111 open claims were asbestos-related.  Our actuaries expect the asbestos claims to develop in a different pattern to workers’ compensation claims.  Typically, the asbestos claims are shared among numerous insurance carriers and result in relatively small loss and loss adjustment expense payments, with Citation’s share of the total settlements being less than 10%.  A $500,000 reserve for late reported asbestos claims was established in 2008.  This reserve stood at $450,000 at December 31, 2010.

At December 31, 2010, Citation had workers’ compensation reserves of $20.4 million before reinsurance and $6.5 million after reinsurance.  Citation purchased excess reinsurance to limit its potential losses in this line of business.  In general, we have retained the risk on the first $150,000 to $250,000 per claim.  Citation’s workers’ compensation reserves for the 1986 to 1997 policy years are reinsured with General Reinsurance Corporation, a subsidiary of Berkshire Hathaway, Inc.

CITATION INSURANCE COMPANY - WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	December 31,
	2010	2009	2008

Direct reserves	$20,363	$21,213	$23,198
Ceded reserves	(13,890)	(14,446)	(15,781)
Net reserves	$6,473	$6,767	$7,417

It is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves in the workers’ compensation line of business due to:

•	the long reporting “tail”; and
•	the extended period over which policy benefits are paid.

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
•
the creation of the new reserve of $500,000 for asbestos claims.  Citation did not previously have a separate reserve for asbestos claims, but an increasing number of asbestos claims had been received in 2008 and recently preceding years.  The reserve reflects the actuary’s projection of an increased frequency of low severity asbestos claims.

Following independent actuarial analysis during 2009, Citation decreased its workers’ compensation net loss reserves by approximately $94,000, or 1.3% of the $7.4 million in net reserves at the start of 2009.  Direct reserves were decreased by approximately $330,000, which was partially offset by a $236,000 decrease in the estimated reinsurance recoverable on our workers’ compensation loss reserves, resulting in a $94,000 decrease in net loss reserves.

Following independent actuarial analysis at September 30, 2010, and December 31, 2010, Citation increased its workers’ compensation net loss reserves by approximately $152,000, or 2.2% of the $6.8 million in net reserves at the start of 2010.  Direct reserves were decreased by approximately $626,000, which was partially offset by a $474,000 decrease in the estimated reinsurance recoverable on our workers’ compensation loss reserves, resulting in a $152,000 increase in net loss reserves.

CITATION INSURANCE COMPANY - CHANGE IN WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	Year Ended December 31,
	2010	2009	2008

Beginning net reserves	$6,767	$7,417	$6,053
Loss and loss adjustment expense payments	(446)	(556)	(891)
Re-estimation of prior year loss reserves	152	(94)	2,255
Net workers’ compensation insurance reserves	$6,473	$6,767	$7,417

Increase (decrease) in re-estimation as a percentage of adjusted beginning reserves	2.2%	(1.3)%	37.3%

Apart from the new reserve for late reported asbestos claims created in 2008 discussed above, there were no changes in key actuarial assumptions during the three years ended December 31, 2010.

At December 31, 2010, Citation’s net workers’ compensation reserves were carried at $6.5 million, approximately equal to the actuary’s best estimate.  Approximately $1.6 million of Citation’s net workers’ compensation reserves (25%) were case reserves, $3.1 million represented provision for IBNR claims (48%), and the loss adjustment expense reserve was $1.8 million (27%).

From the sale of CNIC in 1997 until September 30, 2004, the workers’ compensation claims were handled by Fremont and then the California Insurance Guarantee Association.  Since then, the workers’ compensation claims have been handled by a third-party administrator on Citation’s behalf.

CORPORATE

Until April 2008, the largest asset in this segment was a 22.5% shareholding in Jungfraubahn Holding AG.  Jungfraubahn is listed on the SIX Swiss Exchange, and operates railway and related tourism and transport activities in the Wengen region of the Swiss Alps.  On April 22, 2008, we sold our interest in Jungfraubahn for net proceeds of CHF75.5 million, or approximately US$75.3 million.  The sale of Jungfraubahn resulted in a gain of $46.1 million before taxes in our consolidated statement of operations for 2008.  However, the sale only had a minimal effect on shareholders’ equity and book value per share, as most of the gain and related tax effects had already been recorded in previous accounting periods as a net unrealized gain, in the Other Comprehensive Income component of Shareholders’ Equity.  Most of the sales proceeds were immediately converted into U.S. dollars, and later repatriated to the U.S.

At December 31, 2010, the largest asset in this segment is cash and cash equivalents of $30.1 million.  Our liquid funds are principally held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.  The parent company also owns three corporate bonds and a U.S. Treasury Bill, with a combined market value of $8.6 million.

From time to time, we make investments in small businesses, typically venture capital-type opportunities, which are reported in the Corporate segment.  At December 31, 2010, the most significant such business is spigit, a developer of social productivity software for enterprises, which has established a customer base including several companies in the Fortune 2000.

In October 2009, spigit received a $10 million equity investment from a global private equity firm, which reduced our majority ownership of spigit to a 37% equity interest.  Until October 2009, spigit was consolidated in our group financial statements.  Now that spigit is no longer a consolidated subsidiary, our investment in spigit is now carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we exercise significant influence over the operating and financial policies of spigit.  Our equity share of spigit’s net loss is recorded in our Statement of Operations in the line captioned “Equity in loss of unconsolidated affiliate”.

AGRIBUSINESS OPERATIONS

In December 2010, we completed a business combination and funded $60 million of equity finance to a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”), which will construct and operate a canola seed processing plant near Hallock, Minnesota.  It is anticipated that construction will be complete, and that the plant will commence production of canola oil and canola meal, in the fourth quarter of 2012.

For 2010, Northstar had no revenues or expenses.  However, we have reported Northstar as a separate segment in the accompanying consolidated financial statements.  We anticipate that Northstar will become a significant operating segment as the facility is constructed during 2011 and 2012, and the plant becomes operational.

As of December 31, 2010, the Agribusiness segment had total assets of $78.4 million, primarily consisting of PICO’s $60 million equity contribution.  The remaining $18.4 million of assets (including real estate and plant equipment), less $10 million of liabilities assumed, represent the $8.4 million equity contribution of our minority partner, which is largely owned by local farmers and business people.

Northstar is raising a further $100 million to complete the construction and development of the plant, and for working capital.  Northstar has received a $100 million non-recourse, senior secured construction loan commitment from ING Capital LLC (“ING”), which will serve as the administrative agent and lead arranger for the facility.  The credit facility is underwritten, but ING has the right to require PICO to raise up to $50 million of the facility, if the debt commitment is not fully syndicated by ING by April 15, 2011.  If ING has not fully syndicated the $100 milion financing by this date, we would have to raise up to $50 million through additional borrowings at Northstar, or the offering of equity, debt, or a combination of the two by the PICO parent company, and/or the sale of assets.  We expect to close on the entire construction loan financing at or around the end of the second quarter of 2011.  See “Liquidity and Capital Resources” and “Risk Factors”.

Construction of the plant began in January 2011.  Guaranteed Maximum Price construction, engineering, and technology contracts have been executed with Karges-Faulconbridge Inc., McGough Industrial Construction LLC, and Crown Iron Works.  Each of these firms has significant prior experience in the industry.

The plant will have initial crushing capacity of 1,000 tons per day.  Pending the completion of additional environmental permitting, it is estimated that the capacity can be increased to 1,500 tons per day at a cost of $10.5 million.

The plant is strategically located in northern Minnesota, 25 miles south of the Canadian border and approximately 150 miles north of Fargo, North Dakota, with approximately one million acres currently planted in canola within a 100 mile radius in the U.S. and Canada.  We believe that the plant’s location in the southeastern portion of the North American canola growing region is a comparative advantage, and will result in cost efficiencies.  The plant will also be in close proximity to Midwest markets for refined canola oil and for canola meal, which is used in dairy and poultry farming, and to transportation infrastructure.

Northstar has executed agreements with Land O’Lakes Purina Feed, LLC (“Land O’Lakes”), which is the largest North American consumer of protein meal.  The agreements commit Land O’Lakes to guarantee the sale of 100% of the plant’s canola oil and canola meal output for a period of five years at market-based prices.

Currently, domestic production of canola oil meets approximately 35% of domestic demand, and the other 65% is imported, primarily from Canada.  In developed countries, vegetable oil has overtaken animal fat in consumers’ diets, due to greater awareness of the health benefits of unsaturated fat in vegetable oil, and consumption of canola oil has grown more rapidly than other vegetable oils, partly because it has the lowest saturated fat content of edible oils.  Over the past ten years, U.S. consumption of canola oil has increased by 27% in total and 15% per capita.

Canola meal is the second most consumed protein meal in the world, after soybean meal.  The dairy industry is the primary consumer of canola meal in the U.S.  The amino acid profile of canola meal enhances the milk production of dairy cows.

CRITICAL ACCOUNTING POLICIES

This section describes the most important accounting policies affecting our assets and liabilities, and the results of our operations.  Since the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:

•	how we determine the fair value and carrying value of our water assets, real estate assets, and investments in equity and debt securities;
•	how we estimate the claims reserves liabilities of our insurance companies;
•	how we recognize revenue when we sell water assets and real estate assets, and calculate investment income from equity and debt securities; and
•	how we determine our income tax provision, deferred tax assets and liabilities and reserves for unrecognized tax benefits, as well as the need for valuation allowances on our deferred tax assets.
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

The following are the significant subjective estimates used in preparing our financial statements:

1.	Estimation of reserves in our insurance companies

Although we record reserves which our management believes are adequate, the actual losses paid could be greater than the reserves we have established.  We must estimate future claims and ensure that our loss reserves are adequate to pay those claims.  This process requires us to make estimates about future events.  As we learn of new claims and close existing claims, our estimates of projected claims payouts and reserves may change, which affects the size of our claims reserves.  The accuracy of these estimates will not be known for many years.  For example, part of our claims reserves cover “IBNR” claims (the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us yet).  In other words, in the case of IBNR claims, we must provide for claims which we do not know about yet.

Estimates of our future claims obligations have been volatile:

•
our medical professional liability reserves, after reinsurance, were increased by just $32,000 in 2010, but were reduced by $1.3 million in 2009 and $2.4 million in 2008,  after we concluded that Physicians’ claims reserves were greater than projected claims payments in 2009 and 2008;

•	after reinsurance, Citation’s property and casualty insurance loss reserves were decreased by $56,000 in 2010, increased by $55,000 in 2009, and decreased by $2.3 million in 2008; and
•	after reinsurance, Citation’s workers’ compensation loss reserves were increased by $152,000 in 2010, decreased by $94,000 in 2009, and increased by $2.3 million in 2008.

Our claims reserves will increase or decrease in the future.

In addition, we have to make judgments about the recoverability of reinsurance owed to us on the portion of our direct claims reserves which we have reinsured.  At December 31, 2010, Citation had $14.6 million in reinsurance recoverable on its loss reserves and claims paid, and Physicians had no reinsurance recoverable.

See “Insurance Operations In Run Off” and “Regulatory Insurance Disclosure” in Item 7.

2.	Carrying value of long-lived assets

Our principal long-lived assets are real estate and water assets owned by Vidler, and real estate assets owned by Nevada Land and UCP.  At December 31, 2010, the total carrying value of real estate and water assets was $355.6 million, or approximately 51% of total assets.  These real estate and water assets are carried at cost, less any recorded impairments.

Real Estate Assets

We review our long-lived real estate assets as facts and circumstances change, or if there are indications of impairment present, to ensure that the estimated undiscounted future cash flows, excluding interest charges, from the use and eventual disposition of these assets will at least recover their carrying value.  Cash flow forecasts are prepared for each discrete asset.  Our management, including the management at each operating company, engages in a rigorous process to prepare and review the cash flow models which utilize the most recent information available to us.  However, the process inevitably involves the significant use of estimates and assumptions, especially the estimated current and future demand for these assets, the estimated future market values of our assets, the timing of the disposition of these assets, the ongoing cost of maintenance and improvement of the assets, and the current and projected income being earned on the property and other uncertain future events.  As a result, our estimates are likely to change from period to period.  In addition, our estimates may change as unanticipated events transpire which would cause us to reconsider the current and future use of the assets.  In most cases, we have assumed sales of the related assets occurring over a two to seven year period and at current values for the asset.  We also assume that it will take several years for the market to absorb the asset following the initial sales.  If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.  We may own properties, particularly those purchased in the last several years, where the current fair value is below our carrying value; however, on an undiscounted basis, management is projecting future cash flows in excess of the carrying value for all of our real estate assets.  Accordingly, no impairment charges related to our real estate assets were recognized in the years ended December 31, 2010, 2009, or 2008.

Water Resource Assets

The impairment testing on our water resource assets, which consist primarily of certain of our water rights and the rights to use infrastructure to convey water in Nevada, is assessed under a different methodology.  Our water resources are infinite-lived intangible assets.  Accordingly, our water resource assets are not amortized (their value is not charged as an expense in our statement of operations over time) but the assets are carried at cost and reviewed for impairment at least annually during the fourth quarter and more regularly if a specific event occurs or there are changes in circumstances which suggest that the asset may be impaired.  Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions, including demand for residential and commercial real estate, changes in population, and increases or decreases in prices of similar assets.

To calculate the fair value of these types of assets, we use a discounted cash flow model, under which the future net cash flows from the asset are forecast and then discounted back to a present value in today’s dollars using a risk-adjusted discount rate specific to that project.  Preparing these cash flow models involves significant assumptions about revenues and expenses as well as the specific risks inherent in the assets.  If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference.  Our management, including the management of the operating subsidiaries, conducts these extensive reviews utilizing the most recent information available to us; however, the review process inevitably involves the significant use of estimates and assumptions, especially the estimated current and future price and demand for these assets, as well as the market values of our water assets, the timing of the disposition of these assets, uncertain future events such as the rate of new development to create demand to utilize the water assets, and the ongoing cost of maintenance and improvement of the assets.

In summary, the cash flow models for our infinite-lived intangible assets forecast initial sales to begin in approximately five years, and then increase until the assets are completely sold over a fifteen year period.  We have assumed sale proceeds for the assets that are based on our estimates of the likely future sales price per acre-foot.  These per-unit sale prices are estimated based on the demand and supply fundamentals in the markets which these assets serve.  The discount rates we have used in our cash flow models start with a risk-free rate (based on the yield of a 20 year U.S. Treasury bond) and then a risk premium is added, which is determined based on our assessment of the project-specific risks.  If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

In 2010, we recorded a $10.3 million impairment charge related to our water rights in Carson City and Lyon County in western Nevada.  This is the only impairment charge recorded on this asset and it reduced our carrying value from $36.9 million to $26.6 million.  Due to the prevailing economic conditions, including a high rate of unemployment in Lyon County, Nevada, there has been a prolonged and significant slow-down in real estate activity in the Dayton corridor, which had been a fast-growing region.  In addition, recently issued growth projections from the Nevada State Demographer project significantly lower population growth in the area than previously.  The dramatic slow-down in housing starts and sales in the Dayton corridor will likely delay sales of some of our Carson River water rights.  Consequently, we adjusted the forecast timing and volume of water sales from our original projections in the discounted cash flow models for this water resource asset.  The revisions to the discounted cash flow model resulted in the previous carrying value of the project exceeding the fair value estimated by the cash flow model.  As a result, we recorded an impairment charge for the difference during the fourth quarter of 2010.

At December 31, 2010, the present value of the forecast future cash flows for all of our other water resource assets exceeds the water resource asset’s carrying value.

In April 2009, we were awarded a much smaller quantity of water from the Tule Desert groundwater basin by the Nevada State Engineer than we expected.  Accordingly, we compared the fair value of the water we were awarded to our carrying value in developing the water resource, and recorded the difference as an impairment charge of $12.4 million in our statement of operations in the first quarter of 2009.  See Tule Desert Groundwater Basin section in the Water Resource and Water Storage segment of Item 7.

We determined that no impairment charges were necessary in 2008.

In our water resource and water storage business, we engage in project development.  This can require cash outflows to drill wells to prove that a “perennial yield”, or permanent supply, of water is available in situations where there is no guarantee that the project will ultimately be commercially viable.  If we determine that it is probable that the project will be commercially viable, the costs of developing the asset are capitalized (recorded as an asset in our balance sheet, rather than being charged as an expense).  If the project ends up being viable, in the case of a sale, the capitalized costs are included in the cost of real estate and water assets sold and applied against the purchase price.  In the case of a lease transaction, or when the asset is fully developed and ready for use, the capitalized costs are amortized (charged as an expense) in our income statement over time.

3.	Accounting for investments and investments in unconsolidated affiliates

At December 31, 2010, we owned marketable equity securities with a carrying value of approximately $110.4 million, investments in unconsolidated affiliates with a carrying value of $5.2 million and an investment held at a cost of $2.1 million.  Together, these investments account for approximately 17% of our total assets.  The equity securities are primarily small-capitalization value stocks listed in the U.S., Switzerland, and New Zealand.

Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies: fair value accounting or equity accounting.

All of the available-for-sale investments we currently own are carried at fair value on our balance sheet, with unrealized gains or losses included in shareholders’ equity.  Until the investment is sold and a gain or loss is realized, the impacts which the investment will have on the statement of operations are:

•	dividends received are recorded as income; and
•	impairment charges are expensed for any unrealized losses deemed to be other-than-temporary.

When we hold an investment where we have the ability to exercise significant influence over the company we have invested in, we would instead apply the equity method of accounting.

Since October 2009, we have applied the equity method of accounting to our current 37% interest in spigit.  Prior to October 2009, we held a majority and controlling interest in spigit, and we consolidated spigit in our group financial statements.  After spigit ceased to be a consolidated subsidiary, we applied the equity method as we believe that we can exercise significant influence over the operating and financial policies of spigit.  We apply the provisions of fair value accounting to all of our other equity securities and all of our debt securities.

During the period that we hold an investment, the equity method of accounting may have a different impact on our financial statements than fair value accounting would.  The most significant difference between the two policies is that, under the equity method, we include our share of the unconsolidated affiliate’s earnings or losses in our statement of operations, which also increases or decreases the carrying value of the investment on our balance sheet.  In addition, any dividends received from the affiliate reduce the carrying value of the investment on our balance sheet.  Under fair value accounting, the only income recorded in the statement of operations is from dividends, and other-than-temporary impairment charges, if applicable, are reported as a realized loss and reduce revenues correspondingly.  For securities classified as available-for-sale, unrealized gains and losses, net of related deferred taxes, are included in comprehensive income or loss in the shareholders’ equity section of our balance sheet.

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

The use of fair value accounting or the equity method can result in significantly different carrying values at specific balance sheet dates, and contributions to our statement of operations in any individual year during the course of the investment.  However, over the entire life of the investment, the total impact of the investment on shareholders’ equity will be the same whichever method is adopted.

When equity and debt securities where we apply fair value accounting are in an unrealized loss position, we regularly review whether the decline in market value is other-than-temporary.  We also evaluate our equity method investment each year to determine if any other-than-temporary impairment exists.  In general, these reviews require management to consider several factors, including the extent and duration of the decline in market value of the investee, specific adverse conditions affecting the investee’s business and industry, the financial condition of the investee, and the long term prospects of the investee.  Accordingly, management has to make important assumptions regarding our intent and ability to hold the security, and our assessment of the overall worth of the security.  Risks and uncertainties in our methodology for reviewing unrealized losses for other-than-temporary declines include our judgments regarding the overall worth of the issuer and its long term prospects, and our ability to obtain our assessment of the overall worth of the business.

In a subsequent quarterly review, if we conclude that an unrealized loss previously determined to be temporary is in fact other-than-temporary, an impairment loss will be recorded.  The other-than-temporary impairment charge on available-for-sale investments will have no impact on shareholders’ equity or book value per share, as the decline in market value will already have been recorded through shareholders’ equity.  If we impair an equity method investment, an impairment loss will affect shareholders’ equity.  In both cases, there will be an impact on reported income before and after tax, and on earnings per share, due to recognition of the unrealized loss and related tax effects.  When a charge for other-than-temporary impairment is recorded, our basis in the security is decreased.  Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations.

These accounting treatments for investments and investments in unconsolidated affiliates add volatility to our statements of operations.

We recorded other-than-temporary impairment charges in our consolidated statements of operations of $365,000 in 2010, $18.8 million in 2009, and $21.2 million in 2008 before income taxes.

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

Net investment income and realized gains or losses

We recognize investment income from interest and dividends as they are earned.  Dividends are recorded as income on the date that the stock trades “ex dividend” on the market where the stock trades.  Dividends with an “ex date” in one accounting period, but which are not paid until the next accounting period, are recorded as income on the “ex date”, in accordance with accrual accounting.  In the case of bonds acquired at a cost other than par value, net investment income includes amortization of premium, or accretion of discount, on the level yield method.

Realized investment gains and losses are included in revenues and can include any other-than-temporary impairment charges from declines in market prices (as discussed above).  The cost of investments sold is determined using an average cost basis, and sales are recorded on a trade date basis (the day on which the trade is executed).

5.	Income taxes

Our income tax expense, deferred tax assets and liabilities and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.  We are subject to income taxes in both the U.S. and foreign jurisdictions.  We have multiple state filing groups with different income tax generating abilities.  Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense.  In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent financial operations.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to the Company for tax reporting purposes, historical use of tax attributes, and availability of tax planning strategies. These assumptions require significant judgment about future events however, they are consistent with the plans and estimates we are using to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income or loss.

As of December 31, 2010, we have state income tax net operating loss carryfowards of $16.7 million that will begin to expire in 2015.

We believe that it is more likely than not that the benefit from these state NOL carryforwards and other deferred tax assets will not be realized.  In recognition of this risk, we have provided a valuation allowance of $3.6 million on the deferred tax assets relating to these state attributes.  If our assumptions change and we determine we will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2010 will be recognized as a reduction of income tax expense.  If our assumptions do not change, each year we could record an additional valuation allowance on the deferred tax assets on these state tax assets.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future.    We are not aware of any such changes that would have a material effect on the Company’s results of operations, cash flows or financial position.  The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions.

The accounting guidance for income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  The guidance also provides information on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax liabilities in accordance with accounting guidance on income taxes and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available.  Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities.  These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined.

Our unrecognized tax benefits include exposures from certain state income tax issues.  We believe that it is reasonably possible that approximately $369,000 of our currently remaining unrecognized tax benefits may be recognized by the end of 2011 as a result of a lapse of the statute of limitations.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

Shareholders’ Equity

At December 31, 2010, PICO had shareholders’ equity of $568.1 million ($25.03 per share), compared to $582.6 million ($25.79 per share) at the end of 2009, and $477.7 million ($25.36 per share) at the end of 2008.  Book value per share decreased by 3% in 2010 compared to an increase of 1.7% in 2009 and a decrease of 9.2% in 2008.

The principal factors leading to the $14.5 million decrease in shareholders’ equity during 2010 were:

•	a net loss of $11.2 million; and
•	a $5.7 million decrease in net unrealized appreciation in available-for-sale investments after-tax.

The principal factors leading to the $104.9 million increase in shareholders’ equity during 2009 were:

•	the issuance of 3.75 million new common shares, at $27 per share, for net proceeds of $95.7 million;
•	an increase in net unrealized appreciation in available-for-sale investments after-tax of $14.3 million and an increase in foreign currency translation of $8.2 million; which was offset by;
•	a net loss of $18 million.

The principal factors leading to the $48.2 million decrease in shareholders’ equity during 2008 were:

•	net income of $28.6 million; which was more than offset by;
•	a $70.9 million decrease in net unrealized appreciation in available-for-sale investments after-tax; and
•	a $10 million decrease in foreign currency translation, as foreign currencies where we hold investments depreciated relative to the U.S. dollar.

Total Assets and Liabilities

Total assets at December 31, 2010, were $692.5 million, compared to $687.6 million at December 31, 2009, an increase of $4.9 million.  During 2010, we purchased and capitalized development costs of real estate and water assets amounting to $64.6 million.  The acquisitions and expenditures were financed from existing cash resources and from non–recourse debt financing of $5.4 million. In addition, we used $60 million from existing cash resources to fund approximately 88% of the equity of a new venture, PICO Northstar Hallock (“Northstar”), formed to construct and operate a canola seed crushing facility in Hallock, Minnesota. Our partner in the Northstar venture contributed equity valued at $8.4 million for their approximately 12% share and this contribution consisted of $18.4 million of assets and $10 million of assumed liabilities.

During 2010, total liabilities increased by $13.9 million, from $107.9 million at December 31, 2009 to $121.8 million at December 31, 2010 as total borrowing increased by a net $4.5 million and deferred compensation payable increased by $6.7 million.

Net Income or Loss

PICO reported a net loss of $11.2 million for 2010 ($0.49 per share), compared to a net loss of $18 million for 2009 ($0.86 per share), and net income of $28.6 million ($1.52 per share) in 2008.

2010

The $11.2 million net loss primarily consisted of:

•	loss before taxes and noncontrolling interests of $19.8 million;
•
a $9.5 million benefit for income taxes. The effective tax rate for 2010 was 48%, which is higher than our federal corporate income tax rate of 35%. The difference is due to a number of different factors including recording the tax benefit of our equity share of the loss of our unconsolidated affiliate, spigit, the reversal of previously accrued tax liabilities and interest on uncertain tax positions, the accrual of state taxes and certain non – deductible compensation expense; and

•	a loss of $3.7 million from our equity share of the loss before taxes of our unconsolidated affiliate, spigit.

2009

The $18 million net loss primarily consisted of:

•	loss before taxes and noncontrolling interests of $40.7 million;
•
a $19.3 million benefit for income taxes.  The effective tax rate for 2009 was 47%, which is higher than our federal corporate income tax rate of 35%.  This difference is due to a number of different factors including the reversal of previously accrued interest and penalties on uncertain tax positions and the recognition of book and tax differences arising from the sale or deconsolidation of certain subsidiaries; and

•	a loss of $277,000 from our equity share of the loss before taxes of our unconsolidated affiliate, spigit.

2008

The $28.6 million net income primarily consisted of:

•	income before taxes and noncontrolling interests of $56.4 million; and
•
a $28.5 million provision for income taxes.  The effective tax rate for 2008 was 51%, which is higher than our federal corporate income tax rate of 35%, principally due to the recognition of $2.8 million of income taxes on previously untaxed earnings and profits of our wholly-owned subsidiary Global Equity AG, and state taxes of $2.8 million.  Other items reflected in the effective income tax rate include interest expense and penalties on uncertain tax positions, and operating losses with no associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return and unable to use the losses on their own separate tax return.

Noncontrolling Interests

On January 1, 2009, we adopted the new accounting pronouncement over noncontrolling interests in our consolidated financial statements.  We added back net losses to our consolidated statement of operations of $2.9 million in 2010, $3.7 million in 2009, and $733,000 in 2008 which represent the interests of noncontrolling shareholders in the losses of our consolidated, but less than wholly owned, subsidiaries.

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

Over the past three years, we have recorded:

•
a comprehensive loss of $16.9 million in 2010, consisting of a net loss of $11.2 million and a $5.7 million decrease in net unrealized appreciation in investments and a $23,000  net decrease in foreign currency translation;

•
comprehensive income of $4.5 million in 2009, consisting of a net loss of $18 million which was more than offset by net unrealized appreciation in investments of $14.3 million and an increase in foreign currency translation of $8.2 million; and

•
a comprehensive loss of $52.3 million in 2008, consisting of a $70.9 million decrease in net unrealized appreciation in investments and a $10 million net decrease in foreign currency translation, which were partially offset by the year’s net income of $28.6 million.

Operating Revenues

Thousands of dollars	Year Ended December 31,
	2010	2009	2008
Water Resource and Water Storage Operations	$3,066	$4,334	$11,272
Real Estate Operations	5,284	12,436	5,470
Corporate	6,336	220	45,766
Insurance Operations in Run Off	17,488	(958)	(2,156)
Total Revenues	$32,174	$16,032	$60,352

In 2010, total revenues were $32.2 million, compared to $16 million in 2009, and $60.4 million in 2008.

In 2010, revenues increased by $16.1 million from 2009.  This was primarily due to:

•	an increase of $18.4 million in Insurance Operations in Run Off, primarily due to an increase in net realized gains of $18.5 million;
•	Corporate segment revenues increased $6.1 million year over year, primarily due to an increase in deferred compensation revenues of $9.8 million; and
•	a decrease of $7.2 million in Real Estate Operations, principally due to $6.5 million lower sales at UCP.

In 2009, revenues decreased by $44.3 million from 2008.  This was primarily due to:

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

Costs and Expenses

Total costs and expenses in 2010 were $52 million, compared to $56.8 million in 2009, and $4 million in 2008.

The decrease in expenses of $4.8 million in 2010 compared to 2009 is largely due to the following factors:

•	The cost of sales in our Real Estate segment declined by $4.6 million in 2010 compared to 2009 due largely to the decrease in our California real estate transactions in 2010;
•
Costs in our Insurance Operations in Run Off increased by $1.8 million as the reserve development of $128,000 was unfavorable in 2010 compared to favorable reserve development of $1.3 million in 2009; and

•
Corporate segment expenses decreased by $1.8 million in 2010 compared 2009, primarily due to an increase in deferred compensation expense of $2 million which was more than offset by a decrease of $3.4 million in net foreign exchange expense.

The increase in expenses of $52.8 million in 2009 compared to 2008 is largely due to the due to the following factors:

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

•	Furthermore, our cost of sales for real estate increased by $5.6 million in 2009 compared to 2008 due largely to the increase in our California real estate transactions in 2009.

Income (Loss) Before Income Taxes and Noncontrolling Interests

Thousands of dollars	Year Ended December 31,
	2010	2009	2008

Water Resource and Water Storage Operations	$(18,240)	$(16,850)	$4,185
Real Estate Operations	(3,340)	(1,156)	366
Corporate	(13,121)	(20,994)	53,324
Insurance Operations in Run Off	14,863	(1,742)	(1,486)
Income (loss) before income taxes and noncontrolling interests	$(19,838)	$(40,742)	$56,389

In 2010, PICO recorded a net loss before income taxes and noncontrolling interests of $19.8 million, compared to a net loss of $40.7 million in 2009.  The $20.9 million year over year decrease in the net loss primarily resulted from:

•	a $7.9 million decrease in the net loss from the Corporate segment. This principally resulted from a net reduction in deferred compensation expense of $7.8 million;
•
a $2.2 million increase in the net loss from the Real Estate segment, primarily due to the net decrease in year over year gross margin (sales less cost of sales) of real estate transactions of $2 million; and

•	a $16.6 million higher contribution from the Insurance Operations in Run Off segment, primarily due to the $18.5 million year over year favorable change in realized gains (losses).

In 2009, PICO recorded a net loss before income taxes and noncontrolling interests of $40.7 million, compared to net income of $56.4 million in 2008.  The $97.1 million year-over-year decrease primarily resulted from:

•
a $74.3 million lower contribution from the Corporate segment.  This principally resulted from:  a decrease of $44.8 million in net realized gains (losses) primarily represented by the $46.1 million realized gain before taxes on the sale of Jungfraubahn Holding AG in 2008, a decrease in foreign exchange gains of $15.2 million and an increase in deferred compensation expense of $15.7 million;

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

Water Resource and Water Storage Operations

Thousands of dollars	Year Ended December 31,
	2010	2009	2008
Revenues:
Sale of real estate and water assets	$1,510	$3,203	$9,757
Net investment income	688	408	969
Other	868	723	546
Segment total revenues	3,066	4,334	11,272

Expenses:
Cost of real estate and water assets	(759)	(226)	(235)
Impairment of water assets	(10,316)	(12,378)
Depreciation and amortization	(1,168)	(1,076)	(1,099)
Overhead	(3,500)	(2,949)	(3,041)
Project expenses	(5,563)	(4,555)	(2,712)
Segment total expenses	(21,306)	(21,184)	(7,087)
Income (loss) before income taxes and noncontrolling interests	$(18,240)	$(16,850)	$4,185

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

Vidler generated total revenues of $3.1 million in 2010 compared to $4.3 million in 2009 and $11.3 million in 2008.

In 2010, the most significant sale of real estate and water assets was 149 acre–feet of water rights for $1.2 million in Kane Springs, Lincoln County, Nevada.

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

Net investment income has largely been generated from interest earned on the financed sale of water rights at Kane Springs and the temporary investment of cash proceeds raised from common stock offerings by PICO in June 2009 and February 2007.  In aggregate, the stock offerings raised net proceeds of $195.8 million, some of which has been allocated to Vidler for existing and new projects.  As a result of expenditures on new acquisitions of real estate and water assets and related infrastructure in the southwestern U.S. in 2008 and 2009, Vidler’s funds available for investment declined, leading to a lower level of net investment income in 2009 ($408,000) compared to 2008 ($969,000).  In 2010, almost all the investment income of $688,000 arises from interest earned on financed sales.

Other revenues for all periods presented consists largely of water and farm lease income.

Total segment expenses, including the cost of real estate and water assets sold, were $21.3 million in 2010, $21.2 million in 2009, and $7.1 million in 2008.

Total segment expenses in 2010 of $21.3 million were largely unchanged compared to 2009. The most significant charges in segment expenses in these years were an impairment charge of $10.3 million in 2010 and an impairment charge of $12.4 million in 2009. As noted in the Carson City and Lyon County section of Item 7, GAAP requires that the estimate of fair values of infinite – lived intangible assets be based on discounted cash flows and to compare those estimates to the carrying values of such assets. The dramatic slow-down in housing starts and sales in the Dayton corridor area of northern Nevada will likely delay sales of some of our Carson River water rights. Consequently, we have adjusted our forecast of the timing and volume of water sales from our original projections for the discounted cash flow models for this water resource asset. The revisions to the discounted cash flow model resulted in an impairment loss of $10.3 million which we recorded in the fourth quarter of 2010.  This is the only such impairment charge recorded on this asset.

In 2009, total expenses increased by $14.1 million compared to 2008.  The following item represents the most significant changes in expenses in 2009 compared to 2008. As noted above in the Tule Desert Groundwater Basin section of Item 7, in 2009 we were only awarded 396 acre–feet of water rights by the Nevada State Engineer instead of the expected amount of 7,240 acre–feet.  Due to this ruling in 2009, Vidler has written down the carrying value of these water rights to their estimated recoverable value and recorded a loss on impairment of $12.4 million in 2009.  There were no impairment charges recorded in 2008.

Overhead expenses consist of costs which are not related to the development of specific water assets, such as salaries and benefits, rent, and audit fees.  Overhead expenses were $3.5 million in 2010, $2.9 million in 2009, and $3 million in 2008.  The $551,000 increase in overhead from 2009 to 2010 was due to increased staff costs.

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

Project expenses were $5.6 million in 2010, $4.6 million in 2009, and $2.7 million in 2008.  The $1 million increase in project expenses in 2010 compared to 2009 and the $1.9 million increase in project expenses in 2009 compared to 2008  is largely due to expenditures, such as drilling and permit costs, to appropriate new water rights in New Mexico.  This project commenced in 2009 and no corresponding expenditures were incurred in 2008.  In addition, we  incurred increased legal costs in 2010 and 2009 compared to 2008 due to our legal appeals in state and federal court with respect to our Tule Desert Groundwater applications with the State Engineer of Nevada. The legal appeals ultimately led to the Settlement Agreement with the State Engineer of Nevada in 2010.

Real Estate Operations

Thousands of dollars	Year Ended December 31,
	2010	2009	2008
Revenues:
Sale of real estate – Nevada Land	$694	$818	$2,297
Sale of real estate - UCP	2,434	8,915
Net investment income	774	960	2,203
Other	1,382	1,743	970
Segment total revenues	5,284	12,436	5,470

Expenses:
Cost of real estate – Nevada Land	(34)	(232)	(673)
Cost of real estate - UCP	(1,722)	(6,090)
Operating expenses	(6,868)	(7,270)	(4,431)
Segment total expenses	(8,624)	(13,592)	(5,104)
Income (loss) before income taxes and noncontrolling interests	$(3,340)	$(1,156)	$366

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

In the following discussion, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

In 2010, UCP sold 9 finished lots (which included 8 homes) from two separate developments in and around the Fresno metropolitan area and the Central Coast area of California. These sales contributed to segment revenues in 2010 of $2.4 million and contributed a gross margin of $712,000 (29.3%)

In 2009, UCP sold 115 finished lots (including one model home and six partially completed homes) from four separate developments in and around the Fresno metropolitan area and the Central Coast area of California.  These sales contributed to segment revenues in 2009 of $8.9 million and contributed a gross margin of $2.8 million (31.7%).

UCP did not sell any lots or homes in 2008.

In 2010 Nevada Land recorded revenues of $694,000 from the sale of 1,451 acres compared to 2009 when Nevada Land recorded revenues of $818,000 from the sale of 6,630 acres of land.  In 2008, Nevada Land recorded revenues of $2.3 million from the sale of 17,097 acres of land.

In 2010, the gross margin on the sale of land at Nevada Land was $660,000 compared to $586,000 in 2009 and $1.6 million in 2008.  The gross margin percentage earned on the sale of this land was 95.1 % in 2010, compared to 71.6 % in 2009 and 70.7% in 2008.

Net investment income, arising from interest on financed sales as well as interest earned on liquid funds, contributed $774,000 in 2010, compared to $960,000  in 2009 and $2.2 million in 2008.  Net investment income declined in 2010 compared to 2009 and 2008 as interest rates on liquid funds declined in 2009 and the principal on notes receivable from financed sales declined due to repayments made throughout 2010 and 2009.

Other income in 2010 amounted to $1.4 million compared to $1.7 million in 2009 and $970,000 in 2008.  In 2009, $1 million of this other income arose from the sale of geothermal royalty rights at Nevada Land.  There was no corresponding income in 2010 and 2008.  The balance of the remaining other income in all periods presented arises from land leases, principally for grazing and mining use, and royalties primarily from geothermal agreements at Nevada Land.

Segment operating expenses were $6.9 million in 2010, compared to $7.3 million in 2009 and $4.4 million in 2008. Operating expenses in 2010 decreased slightly by $401,000 compared to 2009.  The increase in operating expenses in 2009 of $2.9 million compared to 2008  is due primarily to the start-up of real estate operations of UCP in California which commenced in early 2008.  The increased operating expenses in 2009 compared to 2008 primarily result from increased salaries and benefits expense as UCP added more staff to its business as well as increased carrying costs such as interest expense, property taxes and maintenance costs due to the increased number of developments that UCP now owns. As of December 31, 2010, UCP owned 490 finished lots and 4,711 potential lots in various stages of entitlement.  As of December 31, 2009, UCP owned 468 finished lots and 3,289 potential lots in various stages of entitlement compared to 389 finished lots and 1,501 potential lots in various stages of entitlement as of December 31, 2008.  In addition, in 2009, operating expenses included a charge of $807,000 which represented the complete write–off of a note connected to a property held by us for potential alternative energy development.  There were no corresponding charges in 2010 or 2008.

The $2.2 million increase in segment loss in 2010 compared to 2009 is largely due to the following combination of factors:

•	an increase in lease and royalty revenues at Nevada Land of $569,000 in 2010;
•	a $1 million increase in geothermal royalty sale income in 2009;
•	an decrease in gross margin of $2.1 million from land sales by UCP in 2010;
•	a decrease in investment income of $186,000 in 2010; and
•	an decrease in operating expenses of $401,000 in 2010.

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

•	a $1 million increase in geothermal royalty sale income in 2009;
•	an increase in gross margin of $2.8 million from land sales by UCP in 2009;
•	a decrease in investment income of $1.2 million in 2009; and
•	an increase in operating expenses of $2.9 million in 2009.

Given the general declines of real estate markets throughout the U.S in 2010, 2009 and 2008, we have reviewed the carrying value of certain of our real estate assets noting that the projected cash flows on an undiscounted basis exceeded the carrying value of the asset.  Accordingly, no impairment losses were recorded for our real estate assets in the periods presented.

Corporate

	Year Ended December 31,
	2010	2009	2008
Revenues:
Net realized gain (loss) on sale or impairment of investments	$3,665	$(3,106)	$41,717
Net investment income	2,564	2,003	3,760
Other	107	1,323	289
Segment total revenues	6,336	220	45,766

Recoveries (Expenses):
Stock-based compensation expense	(4,678)	(4,511)	(3,989)
Deferred compensation (expense) benefit	(7,508)	(5,495)	10,184
Net foreign exchange gain (loss)	3,234	(193)	15,020
Other	(10,505)	(11,015)	(13,657)
Segment total recoveries (expenses)	(19,457)	(21,214)	7,558
Income (loss) before income taxes and noncontrolling interests	$(13,121)	$(20,994)	$53,324

This segment consists of cash and temporary investments in fixed-income securities, a 37% interest in spigit, and other parent company assets and liabilities.

This segment also contains the deferred compensation assets held in trust for the benefit of several PICO officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities.  The officers concerned have deferred the majority of incentive compensation earned to date, and the proceeds from exercising Stock Appreciation Rights (“SAR”) in 2005.  The investment income and realized gains or losses from the deferred compensation assets are recorded as revenues in the year that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense or recovery.  The change in net unrealized appreciation or depreciation in the deferred compensation assets each year is not recorded in revenues, but it is charged to deferred compensation expense or recovery.  Consequently, due to the expenses or recoveries of expenses recorded due to unrealized appreciation or depreciation, in any one year deferred compensation can have an effect on segment results and income or loss before taxes and noncontrolling interests in the statement of operations.  However, once the deferred compensation has been distributed, over the lifetime of the assets, the revenues and deferred compensation expense offset, and there is no net effect on segment results and consolidated income or loss before taxes and noncontrolling interests.

Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, for example, rent for our head office, any stock-based compensation cost, and deferred compensation expense.  In any one year, Corporate segment expenses can be increased, or reduced, by one or more individually significant expense or benefit items which occur irregularly (for example, the recording of stock-based compensation expense when SAR are granted and vest), or fluctuate from period to period (for example, foreign currency gain or loss).  Consequently, typically Corporate segment expenses are not directly comparable from year to year.

Sale of Jungfraubahn

Until 2008, the largest asset in the Corporate segment was a 22.5% shareholding in Jungfraubahn, held by our Swiss subsidiary, Global Equity AG.  In April 2008, Global Equity AG sold its interest in Jungfraubahn for net proceeds of CHF75.5 million, or approximately US$75.3 million.  The sale of Jungfraubahn added $46.1 million to segment income in 2008, but the sale only had a minimal effect on shareholders’ equity and book value per share, as most of the gain and related tax effects had already been recorded in previous accounting periods as a net unrealized gain, in the Other Comprehensive Income component of Shareholders’ Equity.  Most of the sales proceeds were immediately converted into U.S. dollars.  As of December 31, 2010, all of Global Equity AG’s funds have been repatriated to the U.S.

Segment Result

The Corporate segment recorded revenues of $6.3 million in 2010, $220,000 in 2009, and $45.8 million in 2008.  These totals include revenues earned on deferred compensation assets of $5.7 million in 2010, negative $4.1 million in 2009, and negative $2.2 million in 2008.

In 2010, a $3.7 million net realized gain on the sale or impairment of holdings was recorded, which principally consisted of $3.8 million in gains on the sale of various portfolio holdings, which were partially offset by $144,000 in provisions for other-than-temporary impairment of various stocks.

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

During 2009, two small businesses ceased to be consolidated subsidiaries:

•
in October 2009, spigit received a $10 million equity investment from a global private equity firm.  As a result of this transaction, our majority ownership was reduced to a 37% equity interest, and spigit ceased to be a consolidated subsidiary.  The transaction placed a fair value of $9.2 million on our reduced interest in spigit, compared to its previous carrying value of approximately $1 million.  In accordance with GAAP, we recorded a non-cash gain of $8.2 million on the deconsolidation of spigit;

•
during the fourth quarter of 2009, we sold our interest in Global Equity, a Canadian corporation which holds interests in property syndicates and partnerships which were formed in Canada.  Although we reported a $5.5 million net realized loss on the sale of Global Equity, the transaction actually increased PICO’s Shareholders’ Equity by $1.1 million.  The sale resulted in a $6.6 million accumulated foreign exchange loss (which was already reflected in Shareholders’ Equity) being transferred from the Other Comprehensive Income portion of Shareholders’ Equity to the Statement of Operations.

The $5.8 million net realized loss on the sale or impairment of other holdings primarily consisted of:

•
$2.1 million in provisions for other-than-temporary impairment of various stocks held in deferred compensation accounts, which were in an unrealized loss position for most of 2009.  Based on the extent and the duration of the unrealized losses, we determined that the declines in market value were other-than-temporary.  Consequently, we recorded a charge to reduce our basis in the stocks from original cost, or previously written-down basis, to their market value on the date that the provision was recorded; and

•
$1.5 million in net realized gains on the disposal of bonds, which was more than offset by $5.2 million in provisions for other-than-temporary impairment of the bonds of three issuers held in deferred compensation accounts.  After evidence emerged that full collection of the principal and interest on bonds issued by these issuers was doubtful, we recorded provisions for other-than-temporary impairment, by writing the bonds down from amortized cost to market value on the date that the provision was recorded.  The market prices of the bonds of one of these issuers have subsequently recovered significantly.

In 2008, a $41.7 million net realized gain on the sale or impairment of holdings was recorded.  This principally consisted of the $46.1 million realized gain on the sale of Jungfraubahn, which was partially offset by a $4.3 million net realized loss on the sale or impairment of holdings in deferred compensation accounts.

In this segment, investment income includes interest on cash and short-term fixed-income securities.  Investment income totaled $2.6 million in 2010, $2 million in 2009, and $3.8 million in 2008.  Investment income fluctuates depending on the level of cash and temporary investments, and the level of interest rates.

The Corporate segment recorded expenses of $19.5 million in 2010 and $21.2 million in 2009, compared to a $7.6 million recovery of expenses in 2008.

As a result of these factors, the Corporate segment generated losses before investee income, income taxes, and non-controlling interest of $13.1 million in 2010 and $21 million in 2009, compared to income of $53.3 million in 2008.

In 2010, segment expenses of $19.5 million primarily consisted of:

•	a foreign exchange gain of $3.2 million, which reduced segment expenses (see “Foreign Exchange Gain (Loss)” below);
•	deferred compensation expense of $7.5 million (see “Deferred Compensation Expense” below);
•	stock-based compensation expense of $4.7 million (see “Stock-Based Compensation Expense” below); and
•	other parent company net overhead of approximately $10.5 million.

In 2009, segment expenses of $21.2 million primarily consisted of:

•	deferred compensation expense of $5.5 million;
•	stock-based compensation expense of $4.5 million;
•	operating expenses of $2.7 million from spigit from January 1, 2009 until the date that spigit was deconsolidated; and
•	other parent company net overhead of approximately $8.5 million, including management incentive compensation expense of $900,000.

In 2008, the $7.6 million segment recovery of expenses primarily consisted of:

•
foreign currency gains of $15 million.  These consist of the $11.8 million gain on the conversion of Jungfraubahn sale proceeds into U.S. dollars, a $1.4 million gain on a Swiss Franc tax receivable, as well as a $1.8 million benefit from the effect of appreciation in the Swiss Franc on an inter-company loan over 2008.  These gains were recorded as reductions in expenses;

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

Foreign Exchange Gain or Loss

The $3.2 million Foreign Exchange gain recorded in this segment in 2010 consisted of the following foreign exchange effects:

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

During accounting periods when the U.S. dollar depreciates relative to the Swiss Franc – such as the years 2010, 2009, and 2008 – under U.S. GAAP we are required to record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings, Inc. more U.S. dollars.  In PICO European’s financial statements, an equivalent loss is included in the foreign currency translation component of shareholders’ equity (since it owes PICO Holdings, Inc. more dollars); however, this is not reported in the consolidated statement of operations.  Consequently, we recorded benefits of $3.2 million in 2010, $1 million in 2009, and $1.8 million in 2008, which reduced expenses in this segment.

In addition, PICO European has loans denominated in Swiss Francs from a Swiss bank.  Any currency effect on the amount of the bank loans is offset by a corresponding currency effect on the related investment assets, and is not a component of the foreign exchange benefit or expense reported through the statement of operations discussed above.

U. S. dollars held by Global Equity AG

From the sale of Jungfraubahn in April 2008 until Global Equity AG was dissolved in 2010, Global Equity AG held U.S. dollars from time to time.  In 2008, there was a significant second foreign exchange item due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on the U.S. dollars held by Global Equity AG.

Since the Swiss Franc was Global Equity AG’s functional currency for financial reporting, Global Equity AG was required to record a benefit or expense through the statement of operations to reflect fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar affecting the U.S. dollars it held.  However, when Global Equity AG was consolidated into our group financial statements, we recorded an offsetting amount within Other Comprehensive Income, and, as a result, there was no net impact on consolidated shareholders’ equity.

During accounting periods when the U.S. dollar appreciates relative to the Swiss Franc -- such as the last eight months of 2008 -- Global Equity AG recorded income through the statement of operations to reflect the increase in value of the U.S. dollars it held, when expressed in Swiss Francs.  Consequently, an exchange rate benefit of $11.8 million reduced segment expenses in 2008.

Since all of Global Equity AG’s funds have been repatriated to the U.S., and the company was dissolved during 2010, this foreign exchange effect should not recur in the Corporate segment’s results of operations in future periods.

Swiss Franc Tax Receivable

During 2008 and 2009, there was a third foreign exchange item due to the effect of fluctuation in the Swiss Franc-U.S. dollar exchange rate on a receivable from the Swiss tax authorities, which was denominated in Swiss Francs.  Since the date that the Swiss Francs became receivable, the Swiss Franc had appreciated relative to the U.S. dollar, increasing the receivable when expressed in U.S. dollars.

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

Deferred Compensation Expense

Deferred compensation can affect the statement of operations as investment income and realized gains and losses on the sale or impairment of deferred compensation assets are recorded as revenues, and as deferred compensation expense or recovery, which fluctuates in line with the market value of the deferred compensation payable.

During accounting periods when the market value of the deferred compensation payable increases, such as 2009 and 2010, an expense is recorded in the Corporate segment.  Conversely, during accounting periods when the market value of the deferred compensation payable decreases, such as 2008, a recovery of deferred compensation expense is recorded, which reduces segment expenses.

Consequently, we recorded deferred compensation expense of $7.5 million in 2010 and $5.5 million in 2009, compared to a recovery of deferred compensation expense of $10.2 million in 2008.

Once the deferred compensation has been distributed, over the lifetime of the assets, the revenues and deferred compensation expense offset, and there is no net effect on segment results.  In other words, the participants bear the risk of the investment return on the deferred compensation assets, not PICO, similar to a defined contribution plan such as a 401(k) plan.

Stock-Based Compensation Expense

The Stock-Based Compensation Expense recognized in this segment principally consists of SAR and Restricted Stock Units (“RSU”).

SAR

On December 8, 2005, our shareholders approved the PICO Holdings, Inc. 2005 Long-Term Incentive Plan (the “2005 Plan”).  Under the 2005 Plan, when the holder exercises stock-settled SAR, the holder is issued new PICO common shares with a market value equal to the net in-the-money amount of the SAR.  This is calculated as the gross in-the-money value of the SAR exercised, based on the last sale price of our common stock on the NASDAQ Global Select Market on the date of exercise, less applicable withholding taxes.

On December 12, 2005, under the 2005 Plan, the Compensation Committee granted 2,185,965 stock-based SAR, with an exercise price of $33.76, to various officers, employees, and non-employee directors.  No compensation expense was recorded in 2008, 2009 or 2010 as these SAR were fully vested in a previous year.

During 2007, 486,470 stock-settled SAR were granted to four officers with an exercise price of $42.71 and are still outstanding and 172,939 stock-settled SAR were granted to one officer with an exercise price of $44.69, which expired worthless in 2010.  The exercise price of the SAR was the last sale price for PICO common stock on the NASDAQ Global Select Market on the day the SAR were granted.

The SAR expense for the 2007 grants was calculated based on the estimated fair value of the vested SAR as of the award date, and has now been fully recorded.  SAR expense related to the 2007 grant was $728,000 in 2010, $2.8 million in 2009, and $4 million in 2008.

At December 31, 2010 there are 1,335,609 SAR outstanding with an exercise price of $33.76 and 486,470 with an exercise price of $42.71.  The exercise prices of all granted SAR were higher than the closing PICO stock price at December 31, 2010 ($31.80).

There were no SAR grants in 2008, 2009 and 2010.

RSU

On March 3, 2009, under the 2005 Plan, the Compensation Committee granted 300,000 RSU to various officers.  The RSU awards vest on March 3, 2012.  On exercise, the officers will be issued one new share of PICO’s common stock for each RSU, less that number of shares of common stock equal in value to applicable withholding taxes.

Compensation expense for the 2009 RSU grant was $5.9 million which was calculated based on the closing sale price of PICO common stock on March 3, 2009 ($19.75) and is being recorded over the three-year vesting period.

RSU expense for the 2009 grant was $3.2 million in 2010, and $1.6 million in 2009.  In 2010, RSU expense included the remaining expense related to 160,000 RSU exercised by two officers who left the Company during the year.  As of December 31, 2010, there are 140,000 RSU from the 2009 grant outstanding.  We expect to record the remainder of the $1.1 million in compensation expense related to the RSU granted in 2009 over the period until the RSU vest in March 2012.

On October 28, 2010, under the 2005 Plan, the Compensation Committee granted 454,000 RSU to three of the Company’s officers.  The RSU awards vest on October 28, 2014.

Compensation expense for the 2010 RSU grant was $13.9 million which was calculated based on the closing sale price of PICO common stock on October 28, 2010 ($30.69) and is being recorded over the four-year vesting period.

RSU expense for the 2010 grant was $581,000 in 2010.  We expect to record the remainder of the $13.4 million in compensation expense related to the RSU granted in 2010 over the vesting period.

Equity In Loss of Unconsolidated Affiliate

In October 2009, spigit received a $10 million equity investment from a global private equity firm, which reduced our majority ownership of spigit to a 37% equity interest.  Until October 2009, spigit was consolidated in our group financial statements.  Now that spigit is no longer a consolidated subsidiary, our investment in spigit is carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we exercise significant influence over spigit’s operating and financial policies.  spigit’s results of operations are no longer included in the Corporate segment, but our equity share of spigit’s net loss is recorded in our Statement of Operations in the line captioned “Equity in loss of unconsolidated affiliate.”

Our equity share of spigit's loss before taxes was $3.7 million for 2010, and $277,000 for 2009.

Insurance Operations in “Run Off”

	Year Ended December 31,
	2010	2009	2008
Revenues:
Net investment income	$2,567	$2,568	$3,214
Net realized gain (loss) on sale or impairment of investments	14,849	(3,650)	(5,480)
Other	72	124	110
Segment total revenues (charges)	17,488	(958)	(2,156)
Underwriting (expenses) recoveries	(2,625)	(784)	670
Income (loss) before income taxes and noncontrolling interests	$14,863	$(1,742)	$(1,486)

Revenues and results in this segment vary considerably from year to year and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains or losses, and favorable or unfavorable development in our loss reserves.

Segment total revenues were $17.5 million in 2010, negative $958,000 in 2009, and negative $2.2 million in 2008.

Net investment income was $2.6 million in 2010, virtually unchanged from $2.6 million in 2009, and compared to $3.2 million in 2008.  Net investment income varies from year to year, depending on the amount of cash and fixed-income securities in the portfolio, the prevailing level of interest rates, and the level of dividends paid on the common stocks in the portfolio.

Net realized gains (losses) on the sale or impairment of investments were a $14.8 million gain in 2010, a $3.7 million loss in 2009, and a $5.5 million loss in 2008.  The higher net realized investment gain in 2010 was primarily due to an increase in sales from the insurance companies’ stock portfolios as a result of a strategic decision to take advantage of the recovery in global stock markets from the March 2009 lows to increase liquid funds.

The $14.8 million net realized investment gain recorded in 2010 principally consisted of $15.1 million in gains on the sale of various portfolio holdings, which was partially offset by $222,000 in provisions for other-than-temporary impairment of various stocks.  The stocks were in an unrealized loss position for most of 2010.  Based on the extent and the duration of the unrealized losses, we determined that the declines in market value are other-than-temporary.  Consequently, we recorded a charge to reduce our basis in the stocks from original cost, or previously written-down basis, to their market value at December 31, 2010.

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

In 2010, the “run off” insurance companies recorded total segment operating expenses of $2.6 million, which included an aggregate expense of $128,000 to strengthen reserves in certain lines of business.  See the Physicians and Citation sections of the “Company Summary, Recent Developments, and Future Outlook” portion of Item 7.

In 2009, the “run off” insurance companies recorded total segment operating expenses of $784,000 as regular loss and loss adjustment expense and operating expenses exceeded the aggregate benefit of $1.3 million from favorable reserve development.

In 2008, in aggregate, the “run off” insurance companies recorded benefits from favorable reserve development, which exceeded regular loss and loss adjustment expense and operating expenses, resulting in total segment recoveries of $670,000.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in publicly-traded securities in our insurance companies’ and deferred compensation investment portfolios.  On a consolidated basis, we had $114.8 million in cash and cash equivalents at December 31, 2010, compared to $154.5 million at December 31, 2009.  In addition to cash and cash equivalents at December 31, 2010, the consolidated group held fixed-income securities with a market value of $41 million, and publicly-traded equities with a market value of $110.4 million.

Our liquid funds are principally invested in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.

The cash and cash equivalents, fixed-income securities, and publicly-traded equities held in each segment at December 31, 2010 are:

•	the Water Resource and Water Storage Operations segment holds cash of $4.9 million;
•	the Real Estate Operations segment holds cash of $5.2 million;
•	the Agribusiness segment holds cash of $60 million;
•	the Insurance in “Run Off” segment holds cash of $14.6 million, fixed-income securities with a market value of $16 million, and equities with a market value of $93.7 million; and
•
the Corporate segment holds cash of $20.6 million, publicly-traded equity securities with a market value of $5.7 million, and fixed-income securities with a market value of $8.6 million.  In addition, cash of $9.5 million, fixed-income securities with a market value of $16.4 million, and equity securities with a market value of $11 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings or assets, and the proceeds of borrowings or offerings of equity and debt.  Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios.

In broad terms, the cash flow profile of our principal operating subsidiaries is:

•
To date, a substantial portion of Vidler's revenue has come from the one-time sale of strategic water assets.  These assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S.  The timing and size of sales and cash flows depend on a number of factors which are difficult to project, and provide no basis of comparison from one accounting period to another.  Vidler generates free cash flow when receipts from the sale of real estate and water assets exceed maintenance capital expenditure, development costs, financing costs, and operating expenses.  In the interim, Vidler finances its exploration and development costs from existing cash resources.  As of December 31, 2010, we anticipate that Vidler’s existing cash balance will cover budgeted overhead expenses and project expenses for the next 12 months.  The timing and size of Vidler’s project expenses are generally discretionary;

•
Although UCP made some initial sales of lots during 2009 and 2010, to date our focus has been on building the business through acquiring finished and partially-developed residential lots in selected California markets.  It is our intention that UCP will finance any additional  acquisitions internally with the proceeds from the sale of existing lots, and/or through external financing.  We do not expect UCP to be cash flow-positive until 2012 or 2013, by which time sales proceeds should exceed development costs and overhead.  As of December 31, 2010, we anticipate that UCP will require approximately $15.8 million of net funding over the next 12 months, for development costs and overhead on existing projects, including the East Garrison property in Monterey County, California;

•
In December 2010, we closed on an agreement to invest $60 million for an 88% ownership interest in a canola processing plant to be constructed and operated by Northstar near Hallock, Minnesota.  The plant is expected to be operational by the end of 2012.  The total cost of the facility and initial working capital requirements are estimated at $168 million.  Northstar is raising a further $100 million to complete the construction and development of the plant, and for working capital.  Northstar has obtained a $100 million non-recourse, senior secured construction loan commitment from ING.  The credit facility is underwritten, but ING has the right to require the Company to raise up to $50 million of the facility, if the debt commitment is not fully syndicated by ING by April 15, 2011.  If ING has not fully syndicated the $100 million financing by this date, we would have to raise up to $50 million through additional borrowings at Northstar, or the offering of equity, debt, or a combination of the two by the PICO parent company, and/or the sale of assets.  We expect to close on the construction loan facility in or around the end of the second quarter of 2011.  Construction of the plant began in January 2011.  We anticipate that the $60 million of cash used to fund Northstar to date will be drawn down to finance construction during the first six months of 2011;

•
Nevada Land is selling real estate which has reached its highest and best use.  Nevada Land’s principal sources of cash flow are the proceeds of cash real estate sales and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing.  These receipts and other revenues exceed Nevada Land’s operating and development costs, so Nevada Land is generating positive cash flow.  Over the 13 years since we acquired the company, Nevada Land has accumulated a significant cash balance from the sale of real estate, and other sources of income, net of expenses.  During 2010, Nevada Land made a distribution of $49.5 million to the Corporate segment; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation.  The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in the insurance companies’ investment portfolios, and recoveries from reinsurance companies.

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends.  In December 2010, Physicians paid a dividend of $5.1 million.  At December 31, 2010, the insurance companies had a combined total of $52.3 million in statutory surplus.  We are in the process of obtaining regulatory approval for Physicians to pay an extraordinary dividend of approximately $16.9 million in the first quarter of 2011.

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments.  When interest rates are at very low levels, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

Apart from the cash balances held in the Insurance Operations In “Run Off” segment and in the deferred compensation Rabbi Trusts in the Corporate segment, the cash in the rest of the group is generally unrestricted and can be freely transferred, and allocated to any segment, depending on the cash resources and cash requirements of the companies within the segment.

At December 31, 2010, excluding the cash in the insurance companies and the Rabbi Trusts, and the cash used to fund Northstar, the parent company and its operating subsidiaries had cash of $20.6 million, fixed-income securities with a market value of $8.6 million, and publicly-traded equity securities with a market value of $5.7 million.  During the first quarter of 2011, $5.5 million of the equity securities were sold.  In addition, as a result of various transactions during the first quarter of 2011, a further $3.1 million of cash was generated in the parent company, which is available to cover overhead or to allocate to new or existing projects in any segment.

Provided that the $100 million Northstar senior secured construction loan facility is fully syndicated by ING by April 15, 2011 as discussed above, we estimate that the parent company has sufficient cash and fixed-income securities to cover its cash needs for the next 12 months.  However, ING has the right to require the Company to raise up to $50 million of the facility, if ING has not fully syndicated the debt commitment by April 15, 2011, in which case we would have to raise up to $50 million through additional debt at Northstar, or a debt or equity offering, or a combination of the two by the PICO parent company, and/or the sale of assets.

We are currently budgeting for UCP to make significant sales in 2012 and beyond, which will provide cash that can be allocated to any segment.  However, if the budgeted sales for UCP do not occur as scheduled, and in the absence of significant sales in another segment, the parent company may require additional financing in 2011 or 2012, particularly if the Northstar construction loan facility is not fully syndicated by April 15, 2011, as discussed above.  Potential additional funding for the parent company could come from a number of sources, including debt, or a debt or equity offering, or a combination of the two, and/or the sale of assets.

As shown in the Consolidated Statements of Cash Flow, there was a $39.8 million net decrease in cash and cash equivalents in 2010, compared to a $58.2 million net increase in 2009, and a $25.5 million net increase in 2008.

Cash Flows From Operating Activities

During 2010, operating activities used $59.4 million in cash, compared to cash used of $28.2 million in 2009, and cash used of $100.9 million in 2008.

The most significant cash inflows from operating activities were:

•
in 2010,the cash proceeds of real estate and water assets sales by Vidler, UCP and Nevada Land, as well as payments on notes related to sales in previous periods, and an $11.1 million federal income tax refund arising from net operating losses incurred in 2009.  In addition, cash flow was provided by investment income from the Insurance Operations in “Run Off” segment and from liquid funds held in the other segments;

•
in 2009, tax refunds of $26.5 million, and the cash proceeds of real estate and water assets sales by Vidler, UCP and Nevada Land, as well as payments on notes related to sales in previous periods.  In addition, cash flow was provided by investment income from the insurance companies and from liquid funds held in other group companies; and

•
in 2008, cash land sales by Nevada Land and repayments on notes related to previous land sales, as well as investment income from the insurance companies and from liquid funds held in other group companies.

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

In 2010, we used cash of $59.2 million to acquire and develop real estate and water assets, which primarily reflected Vidler’s purchase of water for storage in the Phoenix metropolitan area for $15.8 million, and $33.6 million expended by UPC to acquire and develop lots.

In 2009, we paid a net $42.6 million to acquire and develop real estate and water assets for future development, including the purchase of the East Garrison note for $22.6 million.  We also assumed $5.3 million of debt related to properties we acquired.  In addition, $2.1 million was paid to two officers who took distribution of deferred compensation assets in accordance with pre-determined elections.

In 2008, we used cash of $53.6 million to acquire and develop real estate and water assets, and we assumed $14.4 million of debt related to properties we acquired.  We also paid $43.6 million in taxes, and we paid $11.5 million (and distributed $4.5 million in securities) to an officer who retired and withdrew his deferred compensation assets.

Cash Flows From Investing Activities

During 2010, investing activities provided $23.9 million of cash, compared to $1.5 million of cash used in 2009, and $132.9 million of cash provided in 2008.

The most significant cash inflows and outflows from investing activities were:

•
in 2010, proceeds from the maturity and call of bonds provided cash of $29.2 million, and we purchased $15.2 million of fixed-income securities.  These cash flows principally represented the temporary investment of liquid funds held by the parent company in high quality fixed-income securities, and activity in our insurance company portfolios and deferred compensation accounts.  Proceeds from the sale of stocks provided cash of $52 million, and we purchased $35.3 million of new equities, which primarily represented activity in our insurance company portfolios;

•
in 2009, an $18.1 million net increase in fixed-income securities.  We received cash of $4.3 million from the maturity or call of bonds, and used approximately $22.4 million to buy new bonds.  This principally reflected the temporary investment of $19.1 million of the parent company’s liquid funds in high quality fixed-income securities, and activity in our insurance company and deferred compensation investment portfolios.  We also generated $26 million from the sale of stocks, and used $9 million to buy new stocks in the insurance company investment portfolios and deferred compensation accounts; and

•
in 2008, the sale of equity securities provided net cash of $71.9 million, principally due to the sale of Jungfraubahn for approximately $75.3 million.  Excluding Jungfraubahn, we bought $26.3 million of equity securities, and sold $22.9 million, representing activity in our insurance and deferred compensation portfolios.  Proceeds from the maturity and call of bonds provided cash of $73.9 million, which primarily represented the maturity of temporary investments made with a portion of the proceeds of the February 2007 stock offering, and we used $9.3 million to buy new bonds.  In addition, we received cash proceeds of $11.7 million from the sale of Semitropic.

Cash Flows From Financing Activities

During 2010, financing activities used $2.2 million of cash, compared to cash provided of $84.8 million in 2009 and $8.3 million in 2008.

The most significant cash inflows and outflows from financing activities were:

•	in 2010, the repayment of $3 million of debt on ranch properties owned by Vidler;
•
in 2009, the sale of 3,750,000 newly-issued shares of PICO common stock at $27 per share in June 2009, for net cash proceeds of $95.7 million (after deducting approximately $5.5 million in underwriting commission and offering expenses).  We also borrowed $5.4 million (CHF5.8 million) under our Swiss Franc current account credit facility to purchase securities, and paid down the facility by $13.4 million (CHF14.3 million) with proceeds from the sale of securities.  Also Vidler repaid $2.9 million in notes on ranch properties during 2009; and

•
in 2008, an $8.2 million increase in Swiss Franc debt from our bank in Switzerland.  This represented borrowings of $4 million (CHF4.3 million) on our current account facility, and the proceeds of an additional fixed advance of $4.2 million (CHF4.5 million).

We currently have total borrowing capacity in Switzerland of $26.8 million (CHF25 million), consisting of $21.4 million (CHF20 million) of fixed advances due for repayment in 2011 and 2014, and a $5.4 million (CHF5 million) current account credit facility.  At December 31, 2010, only the $21.4 million (CHF20 million) of fixed advances were outstanding.

We intend to repay the $4.8 million (CHF4.5 million) fixed advance maturing in March 2011, utilizing available Swiss Franc cash held in the Insurance Operations in “Run Off” segment.  After this, the remaining fixed advances will be:

•	a fixed advance of $3.2 million (CHF3 million) maturing in February 2014, at a 3.81% interest rate; and
•	a fixed advance of $13.4 million (CHF12.5 million) maturing in May 2014, at a 3.72% interest rate.

Our only other debt consist of $23 million in non-recourse notes payable on properties owned by UCP, and $1.3 million in non-recourse notes payable on one of Vidler’s ranch properties.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Universal Shelf Registration Statement

In November 2007, we filed a universal shelf registration statement with the SEC for the periodic offering and sale of up to $400 million of debt securities, common stock, and warrants, or any combination thereof, in one or more offerings, over a period of three years.  The SEC declared the registration statement effective on December 3, 2007, and the registration statement ceased to be effective on December 3, 2010.

During 2009, we completed public offerings of PICO common stock of 3,750,000 shares at a price of $27 per share, under the universal shelf registration statement.  The aggregate gross proceeds were approximately $101.2 million.

Commitments and Supplementary Disclosures

1.	At December 31, 2010:

•	We had no “off balance sheet” financing arrangements.
•	We have not provided any debt guarantees.
•
We have no commitments to provide additional collateral for financing arrangements.  Our subsidiary PICO European has Swiss Franc debt which partially finance some of its investments in European equities.  The equities or Swiss Franc cash balances provide collateral for the debt.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2010 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt	$8,943	$36,263	$12	$525	$45,743
Interest on debt	2,311	3,128	101	360	5,900
Operating leases	691	1,553	374	1,181	3,799
Expected claim payouts	3,208	7,794	4,296	7,518	22,816
Other debt/obligations (primarily construction contracts (1))	109,713	16,267			125,980
Total	$124,866	$65,005	$4,783	$9,584	$204,238

In addition to the amounts shown in the table above, at December 31, 2010, we had recorded liabilities and potential interest of $788,000 for unrecognized tax benefits in accordance with the guidance on uncertain tax positions.  As of December 31, 2010, we believe that it is reasonably possible that the entire balance of uncertain tax positions will decrease within the next 12 months as a result of statutes closing.

(1) Primarily represents payments for construction commitments to build the canola oil processing plant near Hallock, Minnesota.  The Company has secured $100 million senior secured construction loan commitment to pay for these costs.  See Note 3, Debt, in the accompanying consolidated financial statements for additional information.  Future construction payments are recorded as an asset when paid.

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

The inherent uncertainty in estimating reserves is particularly extreme for lines of business in which both reported and paid losses develop over an extended period of time.  Several or more years may pass between the occurrence of the alleged event giving rise to a medical professional liability insurance or casualty loss or workers’ compensation claim, the reporting of the claim, and the final payment of the claim, if any.

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

Physicians and Citation had direct reserves (liabilities for unpaid losses and loss adjustment expenses before reinsurance reserves, which reduce our net unpaid losses and loss adjustment expenses) of $22.8 million at December 31, 2010, $24.2 million at December 31, 2009, and $27.8 million at December 31, 2008.

The payment of claims reduced direct reserves (before reinsurance) by $2 million in 2010, $2 million in 2009, and $1.4 million in 2008.

Although the reserves of each insurance company are certified annually by independent actuaries as required by state law, significant fluctuations in reserve levels can occur, based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.  In 2010, adjustments to prior year loss reserves increased liabilities for unpaid loss and loss adjustment expenses before reinsurance by $614,000.  Adjustments to prior year loss reserves, principally due to favorable reserve development, reduced liabilities for unpaid loss and loss adjustment expenses before reinsurance by $1.3 million in 2009 and $2.5 million in 2008.  See Note 10 of Notes to PICO’s Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses” and the Insurance Operations in “Run Off” portion of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for additional information regarding reserve changes.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT

The following table presents the development of balance sheet liabilities for 2000 through 2010 for medical professional liability insurance, and all property and casualty and workers’ compensation lines of business.  The table excludes reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial.

The “Net liability as originally estimated” line shows the estimated liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each indicated year.  The “Gross liability as originally estimated” line represents the estimated amounts of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, on an undiscounted basis, including IBNR losses.

Loss Reserve Development
(In thousands)

Year Ended December 31	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010

Net Liability as originally estimated:	$54,022	$44,905	$43,357	$36,602	$28,618	$21,971	$15,623	$11,804	$9,556	$8,742
Discount	0	0	0	0	0	0	0	0	0	0

Gross liability as originally estimated:	54,022	44,905	43,357	36,602	28,618	21,971	15,623	11,804	9,556	8,742

Cumulative payments as of:

One year later	7,210	6,216	6,513	4,227	3,425	2,747	1,363	903	941
Two years later	13,426	12,729	10,740	7,652	6,172	4,110	2,265	1,844
Three years later	19,939	16,956	14,165	10,399	7,535	5,012	3,206
Four years later	24,166	20,381	21,162	11,762	8,437	5,953
Five years later	27,591	25,167	22,525	12,664	9,378
Six years later	30,338	26,530	23,427	13,605
Seven years later	31,700	27,432	24,368
Eight years later	32,603	28,373
Nine years later	33,544
Ten years later

Liability re-estimated as of:

One year later	52,115	49,573	43,115	32,845	25,397	18,370	13,167	10,459	9,683
Two years later	56,782	49,331	39,358	29,623	23,834	15,914	11,821	10,585
Three years later	56,540	45,574	36,135	28,061	21,378	14,568	11,948
Four years later	52,784	42,352	34,574	25,605	20,033	14,695
Five years later	49,562	40,790	32,117	24,260	20,158
Six years later	47,999	38,334	30,773	24,385
Seven years later	45,544	36,988	30,898
Eight years later	44,198	37,114
Nine years later	44,324
Ten years later

Cumulative Redundancy (Deficiency)	9,698	7,791	12,458	12,217	8,460	7,276	3,675	1,219	(126)

								2008	2009	2010

Gross liability - end of year								27,681	24,083	22,730
Reinsurance recoverable								(15,877)	(14,527)	(13,988)
Net liability - end of year								11,804	9,556	8,742
Reinsurance recoverable								15,877	14,527	13,988
								27,681	24,083	22,730
Discontinued personal lines insurance								92	92	86
Liability to CIGA re: Workers' Compensation

Balance sheet liability								27,773	24,175	22,816

Gross re-estimated liability - latest								26,701	24,699
Re-estimated recoverable - latest								(16,116)	(15,017)
Net re-estimated liability - latest								10,585	9,682
Net cumulative redundency (deficiency)								1,219	(126)

The decrease or increase recorded each year includes all changes in amounts for prior periods made in the current year.  For example, the amount of reserve deficiency or redundancy related to a loss settled in 2003, but incurred in 2000, will be included in the decrease or increase amount for 2000, 2001, and 2002.  Conditions and trends that have led to changes in the liability in the past may not necessarily occur in the future.  For example, in several different years Physicians “commuted” (canceled) reinsurance contracts, and reversed the effect of the reinsurance contracts in its financial statements.  This significantly increased the estimate of net reserves for prior years by reducing the amount of loss and loss adjustment expense reserves recoverable from reinsurance for those years.  Accordingly, future increases or decreases cannot necessarily be extrapolated from this table.

The development table above differs from the development tables displayed in the Annual Statements of Physicians and Citation filed with the Departments of Insurance in their home states.  The development tables in the Annual Statements (Schedule P, Part-2) are prepared on the statutory basis of accounting, and exclude unallocated loss adjustment expenses.  The development table above, which is prepared on a GAAP basis, includes unallocated loss adjustment expenses.

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

Our insurance subsidiaries have established reserves based on actuarial estimates that we believe are adequate to meet the ultimate cost of losses arising from claims.  However, it has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims.  Our insurance companies recorded income from favorable reserve development in 2008 and 2009, but income was reduced by reserve increases in 2010.  If our reserves prove to be inadequate in future, our insurance companies would have to adjust their reserves and record a charge against income, which could have an adverse effect on our statement of operations and financial condition.

Reconciliation of Unpaid Loss and Loss Adjustment Expenses

An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2010, 2009, and 2008, is set out in Note 11 of Notes to Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses”.

Reinsurance

Our insurance subsidiaries seek to minimize the losses which could arise from significant individual claims and other events that cause unfavorable underwriting results, by reinsuring certain levels of risk with other insurance carriers.  Various reinsurance treaties are in place to limit our exposure levels.  See Note 9 of Notes to Consolidated Financial Statements, “Reinsurance.”  In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, our insurance subsidiaries are contingently liable in respect of the amounts covered by the reinsurance contracts.

Medical Professional Liability Insurance through Physicians Insurance Company of Ohio

In August 1995, Physicians sold its professional liability insurance business and related liability insurance business for physicians and other health care providers to Mutual Assurance, Inc. (“Mutual Assurance”).

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

See Note 9 of Notes to Consolidated Financial Statements, “Reinsurance” for reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2010.  In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, Citation remains contingently liable for the amounts covered by the reinsurance contracts.

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

See Note 9 of Notes to Consolidated Financial Statements, “Reinsurance”, for the reinsurance recoverable concentration for Citation’s workers’ compensation line of business as of December 31, 2010.  In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, Citation remains contingently liable for the amounts covered by the reinsurance contracts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk.  Market risk is the risk of loss arising from adverse changes in market interest rates or prices.  We currently have interest rate risk as it relates to fixed maturity securities, equity price risk as it relates to marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies.  Generally, our debt is short to medium term in nature and therefore approximate fair value.  At December 31, 2010, we had $41 million of fixed maturity securities, $6.7 million of which were denominated in New Zealand dollars, $110.4 million of marketable equity securities that were subject to market risk, $62.7 million of which were denominated primarily Swiss Francs.  Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For fixed maturity securities we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security.  At December 31, 2010, the model calculated a loss in fair value of $1.4 million.  For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities.  For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $22.1 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect.  The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $8.3 million that would impact the foreign currency translation in shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 and the Report of the Registered Independent Public Accounting Firm is included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except per share amounts) for 2010 and 2009 are shown below.  In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Net investment income and net realized gain	$4,538	$3,636	$6,822	$10,112
Sale of real estate and water assets	$1,598	$2,141	$51	$847
Total revenues	$6,602	$6,823	$7,497	$11,252
Gross profit	$550	$740	$46	$786
Net loss attributable to PICO Holdings, Inc.	$(4,062)	$(2,500)	$(1,318)	$(3,292)

Net loss per common share:
Basic and diluted	$(0.18)	$(0.11)	$(0.06)	$(0.15)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Net investment income and net realized gain (loss)	$(11,175)	$3,102	$(569)	$7,825
Sale of real estate and water assets	$310	$4,958	$536	$7,132
Total revenues (charges)	$(10,325)	$9,000	$965	$16,393
Gross profit	$230	$3,538	$229	$2,391
Net income (loss) attributable to PICO Holdings, Inc.	$(18,506)	$(2,358)	$(1,824)	$4,653

Net income (loss) per common share:
Basic	$(0.98)	$(0.12)	$(0.08)	$0.21

Diluted	$(0.98)	$(0.12)	$(0.08)	$0.20

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and 2009
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PICO Holdings, Inc.
La Jolla, CA

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 28, 2011, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Diego, CA
February 28, 2011

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(In thousands)

ASSETS	2010	2009
Available-for-sale investments:
Fixed maturities	$41,010	$50,575
Equity securities	110,410	118,327
Total available-for-sale investments	151,420	168,902
Other Investments	7,228	8,884
Total investments	158,648	177,786

Cash and cash equivalents	114,759	154,545
Notes and other receivables, net	9,251	15,412
Reinsurance receivables	14,551	15,013
Real estate and water assets, net	355,570	299,833
Property and equipment, net	12,590	1,328
Net deferred income taxes	20,039	11,165
Federal, foreign and state income taxes	905	8,879
Other assets	6,189	3,656
Total assets	$692,502	$687,617

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses	$22,816	$24,175
Debt	45,743	41,221
Deferred compensation	37,879	31,144
Other liabilities	15,340	11,382
Total liabilities	121,778	107,922

Commitments and Contingencies

SHAREHOLDERS' EQUITY
Common stock, $.001 par value; authorized 100,000 shares, 27,117 issued and 22,700 outstanding at December 31, 2010, and 27,020 issued and 22,596 outstanding at December 31, 2009	27	27
Additional paid-in capital	542,072	539,792
Retained earnings	88,830	100,002
Accumulated other comprehensive income	15,327	21,094
Less treasury stock, at cost (common shares: 4,417 in 2010 and 4,425 in 2009)	(78,152)	(78,272)
Total PICO Holdings Inc. shareholders’ equity	568,104	582,643
Noncontrolling interest in subsidiaries	2,620	(2,948)
Total shareholders' equity	570,724	579,695
Total liabilities and shareholders' equity	$692,502	$687,617

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2010, 2009 and 2008
(In thousands, except per share data)

	2010	2009	2008
Revenues:
Sale of real estate and water assets	$4,637	$12,936	$3,337
Net investment income	6,593	5,939	10,145
Net realized gain (loss) on sale and impairment of investments	18,515	(6,756)	36,227
Gain on sale of water storage			8,716
Other	2,429	3,913	1,927
Total revenues	32,174	16,032	60,352
Costs and expenses:
Operating and other costs	36,342	36,652	4,251
Impairment loss on real estate and water assets	10,316	12,378
Cost of real estate and water assets sold	2,515	6,548	908
Loss and loss adjustment expense (recovery)	128	(1,345)	(2,456)
Depreciation and amortization	1,355	1,290	1,260
Interest	1,356	1,251
Total costs and expenses	52,012	56,774	3,963
Income (loss) before income taxes and noncontrolling interest	(19,838)	(40,742)	56,389
Provision (benefit) for federal, foreign and state income taxes	(9,483)	(19,260)	28,491
Equity in loss of unconsolidated affiliate	(3,717)	(277)
Net income (loss)	(14,072)	(21,759)	27,898
Net loss attributable to noncontrolling interest	2,900	3,724	733
Net income (loss) attributable to PICO Holdings, Inc.	$(11,172)	$(18,035)	$28,631

Net income (loss) per common share – basic:	$(0.49)	$(0.86)	$1.52
Weighted average shares outstanding	22,653	20,927	18,835

Net income (loss) per common share – diluted:	$(0.49)	$(0.86)	$1.52
Weighted average shares outstanding	22,653	20,927	18,862

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2008
(In thousands)

	Total	Comprehensive Loss attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, January 1, 2008	$526,011		$89,406	$79,469	$23	$435,235	$(78,283)	$161
Changes in ownership of noncontrolling interest	572							572
Restricted stock awards	157					157
Stock-based compensation expense	3,989					3,989
Exercise of stock-settled stock appreciation rights, net of tax	(16)					(16)
Sale of treasury stock from deferred compensation plans	28					17	11
Comprehensive loss:
Net income (loss)	27,898	$28,631	28,631					(733)
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of deferred income tax of $42.5 million and reclassification adjustments of $54.2 million	(70,890)	(70,890)		(70,890)
Foreign currency translation	(10,003)	(10,003)		(10,003)
Other comprehensive loss	(80,893)	(80,893)
Comprehensive loss	(52,995)	$(52,262)
Ending balance, December 31, 2008	$477,746		$118,037	$(1,424)	$23	$439,382	$(78,272)

PICO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2009
(In thousands)

	Total	Comprehensive Income attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, December 31, 2008	$477,746		$118,037	$(1,424)	$23	$439,382	$(78,272)
Changes in ownership of noncontrolling interest	948					172		$776
Common stock offering, net of $5.4 million of offering expenses	95,731				4	95,727
Restricted stock awards	84					84
Stock-based compensation expense	4,427					4,427
Comprehensive loss:
Net loss	(21,759)	$(18,035)	(18,035)					(3,724)
Other comprehensive income, net of tax:
Unrealized gain on securities, net of deferred income tax of $10.5 million and reclassification adjustments of $5.1 million	14,285	14,285		14,285
Foreign currency translation	8,233	8,233		8,233
Other comprehensive income	22,518	22,518
Comprehensive Income	759	$4,483
Ending balance, December 31, 2009	$579,695		$100,002	$21,094	$27	$539,792	$(78,272)	$(2,948)

PICO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2010
(In thousands)

	Total	Comprehensive Loss attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, December 31, 2009	$579,695		$100,002	$21,094	$27	$539,792	$(78,272)	$(2,948)
Changes in ownership of noncontrolling interest	8,468							8,468
Stock-based compensation expense	4,678					4,678
Exercise of restricted stock unit	(2,086)					(2,086)
Income tax deficiencies on stock-based compensation	(448)					(448)
Disposition of treasury stock from deferred compensation plans	256					136	120
Comprehensive loss:
Net loss	(14,072)	$(11,172)	(11,172)					(2,900)
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of deferred income tax of $1.5 million and reclassification adjustments of $11.9 million	(5,744)	(5,744)		(5,744)
Foreign currency translation	(23)	(23)		(23)
Other comprehensive loss	(5,767)	(5,767)
Comprehensive loss	(19,839)	$(16,939)
Ending balance, December 31, 2010	$570,724		$88,830	$15,327	$27	$542,072	$(78,152)	$2,620

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(14,072)	$(21,759)	$27,898
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision (benefit) for deferred income taxes	(9,251)	1,466	2,676
Depreciation and amortization	1,699	1,726	1,354
Bad debt expense	501	807
Stock based compensation expense (including restricted stock awards)	4,678	4,511	4,157
(Gain) loss on sale or impairment of investments	(18,515)	6,756	(36,227)
Impairment losses on intangible assets	10,316	12,378
Gain on sale of water storage			(8,716)
Equity in loss of unconsolidated affiliate	3,717	277
Changes in assets and liabilities, net of effects of acquisitions:
Notes and other receivables	5,657	10,705	(7,234)
Real estate and water assets	(57,280)	(35,777)	(53,572)
Federal, foreign and state income taxes	9,003	(4,268)	(7,668)
Other assets	839	(685)	937
Unpaid losses and loss adjustment expenses	(1,359)	(3,598)	(4,603)
Deferred compensation	6,990	3,400	(20,301)
Other liabilities	(2,206)	(5,666)	(1,209)
Excess tax benefits from stock based payment arrangements	(709)		(62)
All other operating activities	585	1,505	1,704
Cash used in operating activities	(59,407)	(28,222)	(100,866)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale investments:
Fixed maturities	5,273	2,743	10,715
Equity securities	51,992	26,015	98,191
Proceeds from maturity of available-for-sale investments	23,968	1,531	63,193
Purchases of available-for-sale investments:
Fixed maturities	(15,218)	(22,337)	(9,295)
Equity securities	(35,260)	(8,980)	(26,323)
Real estate and water asset capital expenditure		(242)	(14,635)
Purchases of property and equipment	(6,874)
Proceeds on the sale of water storage			11,750
All other investing activities	9	(208)	(681)
Cash provided by (used in) investing activities	23,890	(1,478)	132,915

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses		95,731
Proceeds from debt		5,417	8,241
Repayment of debt	(2,958)	(16,303)
Excess tax benefits from stock based payment arrangements	709		62
Sale of PICO stock (from deferred compensation plans)			28
Cash provided by (used in) financing activities	(2,249)	84,845	8,331
Effect of exchange rate changes on cash	(2,020)	3,084	(14,855)
Net increase (decrease) in cash and cash equivalents	(39,786)	58,229	25,525
Cash and cash equivalents, beginning of year	154,545	96,316	70,791
Cash and cash equivalents, end of year	$114,759	$154,545	$96,316

Supplemental disclosure of cash flow information:
Cash paid during the year for:
(Refund) payment of federal, foreign and state income taxes	$(9,235)	$(26,537)	$43,586
Interest paid, net of amounts capitalized	$2,077	$967
Non-cash investing and financing activities:
Increase in assets from business combination	$18,447
Increase in liabilities from business combination	$10,001
Mortgage incurred to purchase real estate	$5,372	$5,255	$14,398
Distribution of debt and equity securities to settle deferred compensation liability			$4,501
Construction in progress costs incurred but not paid			$457

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a diversified holding company.

Currently PICO’s major activities include:

•	Owning and developing water resources and water storage operations in the southwestern United States;
•	Owning and developing real estate primarily in Nevada and California;
•	Building and operating (operational in late 2012) a canola oil crushing plant in Hallock, Minnesota;
•	Acquiring and financing businesses; and
•	“Running off” insurance loss reserves.

The following are the Company’s significant operating subsidiaries as of December 31, 2010.  All subsidiaries are wholly-owned except where indicated:

Vidler Water Company, Inc. (“Vidler”).  Vidler is a Nevada corporation.  Vidler’s business involves identifying end users, namely water utilities, municipalities or developers, in the southwestern United States, who require water, and then locating a source and supplying the demand, either by utilizing the company’s own assets or securing other sources of supply.  These assets comprise water resources in Colorado, Arizona, Idaho and Nevada, and a water storage facility and stored water in Arizona.

Nevada Land and Resource Company, LLC (“Nevada Land”).  Nevada Land is a Nevada limited liability company.  Nevada Land’s business includes selling and developing real estate, water and geothermal rights, and leasing property.

UCP, LLC (“UCP”).  UCP is a Delaware limited liability company which owns and develops real estate in and around the Central Valley and Central Coast of California.  UCP’s business is to acquire, develop and build residential lots, primarily in California.

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

PICO Northstar Hallock (“PICO NSH”).  In December 2010, the Company completed a business combination with Northstar Agri Industries (“Northstar”), an agribusiness concern that will build and operate a canola processing plant with an integrated refinery near Hallock, Minnesota. The new business venture will be operated within PICO NSH, but will do business as Northstar.  The Company owns 88% of the voting interest of PICO Northstar Hallock, a Delaware limited liability company.  During the next 12 to 18 months PICO NSH will build the plant that is expected to be operational in the fourth quarter of 2012.   The total cost of the plant is estimated to be $158 million. PICO has secured a $100 million non-recourse, senior secured construction loan facility that includes a $10 million working capital facility to finance inventory purchases and other working capital needs prior to commencing operations.

Investment in Unconsolidated Affiliate:

Investments where the Company owns at least 20% but not more than 50% of the voting interest and, or has the ability to exercise significant influence, but not control, over the investee are accounted for under the equity method of accounting.  Accordingly, the Company’s share of the income or loss of the affiliate is included in PICO’s consolidated results.  Currently, the Company owns 37% of the voting stock in spigit, Inc. (“spigit”), a privately held company that develops social productivity software.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling Interests:

The Company reports the results of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying consolidated financial statements.  In the statement of operations, the income or loss attributable to the noncontrolling interest is reported separately and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported within shareholders’ equity.  For the year ended December 31, 2010 and 2009, the noncontrolling interest reported on the statement of operations is primarily the 49% noncontrolling interest in Fish Springs Ranch, LLC.  During December of 2010, in conjunction with the business combination with Northstar, the Company recorded $8.4 million as the fair value of Northstar’s 12% interest in the newly formed entity.   See Note 17, Business Combination, for additional information about the acquisition.  For the year ended December 31 2008, the primary subsidiary that was reported as noncontrolling interest was spigit.

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period.  The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities.  While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2010 and December 31, 2009, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Revenue Recognition:

Sale of Real Estate and Water Assets

Revenue recognition on the sale of real estate and water assets conforms with accounting literature related to the sale of real estate, and is recognized in full when (a) there is a legally binding sale contract; (b) the profit is determinable (the collectability of the sales price is reasonably assured, or any amount that will not be collectible can be estimated); (c) the earnings process is virtually complete (the Company is not obligated to perform significant activities after the sale to earn the profit, meaning the Company has transferred all risks and rewards to the buyer); and (d) the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property.  If these conditions are not met, the Company records the cash received as deferred revenue until the conditions to recognize full profit are met.

Other Revenues:

Included in other revenues are various transactional results from sources not considered to be the core focus of the existing operating entities within the group.

Cost of Real Estate and Water Assets:

Cost of real estate and water assets sold includes direct costs of the acquisition of the asset less any impairment charges previously recorded against the asset, any development costs incurred to get the asset ready for use and any capitalized interest costs incurred during the development period.

Operating and Other Costs:

The Company reported a foreign currency gain $3.2 million in 2010, a loss of $193,000 during 2009, and a gain of $15 million in 2008.  In each year, the total gain included a foreign currency transaction gain resulting from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.  During 2008 only, the Company also reported an $11.8 million foreign currency gain within one of its wholly owned foreign subsidiaries in Switzerland that had invested in U.S. currency.  Such gain was the result of the appreciation of the U.S. dollar compared to the Swiss Franc.

Available-for-Sale Investments:

The Company’s investment portfolio at December 31, 2010 and 2009 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and domestic and foreign corporate bonds and marketable equity securities.  The Company classifies all investments, notwithstanding investments in unconsolidated affiliates, as available-for-sale.  Such investments are reported at fair value, with unrealized gains and losses, net of tax effects, recorded in accumulated other comprehensive income.

Other Investments:

The Company’s portfolio of other investments at December 31, 2010 and 2009 is comprised of the investment in spigit and a $2.1 million investment in Synthonics, a private company founded in part by a member of the Company’s Board of Directors.

Other-than-Temporary Impairment:

All of the Company’s investments are subject to a periodic impairment review.  The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  Factors considered in determining whether a loss is temporary on an equity security included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.  If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary.  Subsequent recoveries of such securities are reported as an unrealized gain and part of other comprehensive results in future periods.  Any subsequent gains on impaired securities are recognized only when sold.  Impairment charges of $365,000, $18.8 million and $21.2 million are included in realized losses for the years ended December 31, 2010, 2009 and 2008, respectively, related to various securities where the unrealized losses had been deemed other-than-temporary.

Net investment income includes amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value.  Realized investment gains and losses are included in revenues.  The cost of any equity security sold is determined using an average cost basis and specific identification for bond cost.  Sales and purchases of investments are recorded on the trade date.

The Company purchases debt and equity securities in the U.S. and abroad.  Approximately $62.7 million and $58 million of the Company’s available-for-sale investments at December 31, 2010, and 2009, respectively, were invested internationally.  The Company’s most significant foreign currency exposure is in Swiss Francs.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Real Estate and Water Assets:

Real estate and water assets include the cost of water rights, water storage, real estate, including raw land and real estate being developed and any real estate improvements.  Additional costs to develop or otherwise get real estate and water assets ready for their intended use are capitalized.  These costs typically include legal fees, engineering, consulting, direct cost of drilling or construction and any interest cost capitalized on qualifying assets during the development period.  The Company expenses all maintenance and repair costs on real estate and water assets.  The types of costs capitalized are consistent across periods presented; however, real estate development costs have increased during 2010 due to increased development activities.  Water rights consist of various water interests acquired or developed independently or in conjunction with the acquisition of real estate.  When applicable, water rights and real estate consist of an allocation of the original purchase price based on their relative fair values and include costs directly related to the acquisition.  Water storage typically includes the cost of the real estate and direct construction costs to build the site.  Real estate being developed includes the original purchase price of the land and any development costs incurred to get the asset ready for its intended use.  Amortization of real estate improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years.

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At December 31, 2010 and 2009, the Company had real estate of $4.3 million and $4.8 million, respectively, classified as held for sale.

Intangible Assets:

The Company’s intangible assets consist primarily of certain water rights and the exclusive right to use assets that the Company constructed and later dedicated to various municipalities.   These rights have indefinite useful lives and are therefore not amortized.  Intangible assets with indefinite lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts.  If the carrying value of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.  The Company completes its annual review in the fourth quarter of each year by calculating the fair value of the intangible assets using discounted cash flow models.  During 2010 and 2009, the Company recorded impairment charges of $10.3 million and $12.4 million, respectively.  No impairment charges were recorded during 2008.  See Note 4 for additional information.

Impairment of Long-Lived Assets:

The Company records an impairment charge when the condition exists where the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value.  Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount.  The Company prepares and analyzes cash flows at appropriate levels of grouped assets.  If the events or circumstances indicate that the remaining balance may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.  No impairment charges were recorded during the three years ended December 31, 2010, 2009 or 2008.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years and interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.  The note terms are typically non-recourse which allows the Company to recover the underlying property if and when a buyer defaults.  No significant provision for bad debts was required during the three years ended December 31, 2010.

Property and Equipment:

Property and equipment are carried at cost, net of accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated lives of the assets.  Buildings and leasehold improvements are depreciated over the shorter of the useful life or lease term and range from 15 to 20 years, office furniture and fixtures are generally depreciated over seven years, and computer equipment is depreciated over three years.  Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.  Gains or losses on the sale of property and equipment are included in other revenues.

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

The Company records net deferred tax assets to the extent these assets will more likely than not be realized.  In making such determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, tax planning strategies and recent financial operations.  If the Company determines that it would not be able to realize its deferred income tax assets in the future a valuation allowance is recorded.  At December 31, 2010, a valuation allowance of $3.6 million has been recorded for state deferred tax assets as the Company cannot conclude that it is more likely than not that future taxable income in the relevant taxing jurisdictions will be sufficient to realize the related income tax benefits for these assets.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2010, the Company had $221,000 accrued for interest and no penalties associated with uncertain tax positions.

The Company reported an income tax benefit of $9.5 million and $19.3 million in 2010 and 2009, respectively and income tax expense of $28.5 million for the year ended December 31, 2008.  The effective income tax rate for the three years ended December 31, 2010, was 48%, 47% and 51%, respectively.  The effective tax rate differs from the statutory rate in 2010 primarily due the tax benefit on basis differences in our unconsolidated affiliate.  In addition, in the three years ending December 31, 2010, the effective income tax rate differs from the U.S. federal rate due to one or more of the following: the recognition or reversal of interest expense and penalties on uncertain tax positions, operating losses without any associated tax benefit from subsidiaries that are excluded from the consolidated federal income tax return, certain non-deductible compensation expense, and state income tax charges.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

At December 31, 2010, the Company had one stock-based payment arrangement outstanding:

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

At December 31, 2010, and December 31, 2009, the Company had $37.9 million and $31.1 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the Board of Directors of the Company.  The assets of the plan are held in Rabbi Trust accounts.  Such trusts hold various investments that are consistent with the Company’s investment policy.  The investments are held in separate accounts, accounted for as available-for-sale investments, and are reported in the accompanying condensed consolidated balance sheets.  Assets of the trust will be distributed according to predetermined payout elections established by each participant.

The deferred compensation liability increased during 2010 primarily due to increases in the fair value of the invested assets offset by distributions of $973,000 to various participants.  Included in operating and other costs in the accompanying consolidated statements of operations for the year ended December 31, 2010 and 2009, is compensation expense of $7.5 million and $5.5 million, respectively.  For the year ended December 31, 2008, the Company reported a recovery in deferred compensation expense of $10.2 million.

Comprehensive Income:

Other comprehensive income or loss includes foreign currency translation and unrealized holding gains and losses, net of taxes on available-for-sale investments.  The components are as follows (in thousands):

	December 31,
	2010	2009
Net unrealized gain on securities	$20,108	$25,852
Foreign currency translation	(4,781)	(4,758)
Accumulated other comprehensive income	$15,327	$21,094

The accumulated balance is net of deferred income tax liability of $8.4 million and $9.8 million at December 31, 2010, and 2009, respectively.

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

For the years ended December 31, 2010 and 2009, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.  For the year ended December 31, 2008 the Company’s in-the-money stock-settled SAR were included in the diluted per share calculation using the treasury stock method (659,409 SAR were excluded because they were out-of-the-money).

Translation of Foreign Currency:

Financial statements of foreign operations are translated into U.S. dollars using average rates of exchange in effect during the year for revenues, expenses, realized gains and losses, and the exchange rate in effect at the balance sheet date for assets and liabilities.  Unrealized exchange gains and losses arising on translation are reflected within accumulated other comprehensive income or loss. Realized foreign currency gains or losses are reported within total costs and expenses in the statement of operations.

2.	INVESTMENTS

At December 31, the cost and carrying value of its available-for-sale investments were as follows (in thousands):

2010:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$4,911	$56	$(64)	$4,903
Municipal bonds	3,147	107		3,254
Corporate bonds	28,365	783	(675)	28,473
Government sponsored enterprises	4,193	187		4,380
	40,616	1,133	(739)	41,010
Marketable equity securities	80,664	30,687	(941)	110,410
Total	$121,280	$31,820	$(1,680)	$151,420

2009:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$1,106	$80		$1,186
Municipal bonds	3,175	64		3,239
Corporate bonds	21,217	2,278	$(2,224)	21,271
Government sponsored enterprises	24,764	329	(214)	24,879
	50,262	2,751	(2,438)	50,575
Marketable equity securities	81,935	37,009	(617)	118,327
Total	$132,197	$39,760	$(3,055)	$168,902

The amortized cost and carrying value of investments in fixed maturities at December 31, 2010, by contractual maturity, are shown below.  Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized	Carrying
	Cost	Value
Due in one year or less	$3,407	$3,466
Due after one year through five years	32,354	32,698
Due after five years	4,855	4,846
	$40,616	$41,010

Net investment income is as follows for each of the years ended December 31 (in thousands):

	2010	2009	2008
Investment income:
Fixed maturities	$3,020	$2,175	$2,618
Equity securities	2,215	2,479	2,965
Other, primarily cash balances	1,515	1,509	4,823
Total investment income	6,750	6,163	10,406
Investment expenses	(157)	(224)	(261)
Net investment income	$6,593	$5,939	$10,145

Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31 (in thousands):

	2010	2009	2008
Gross realized gains:
Fixed maturities	$4,272	$1,535	$52
Equity securities and other investments	14,709	16,573	58,247
Total gain	18,981	18,108	58,299
Gross realized losses:
Fixed maturities	(23)	(5,225)	(3,119)
Equity securities and other investments	(443)	(19,639)	(18,953)
Total loss	(466)	(24,864)	(22,072)
Net realized gain (loss)	$18,515	$(6,756)	$36,227

Realized Gains

Included in realized gains for 2010 is $6.3 million from the sale of various Swiss equity securities.   Included in realized gains for 2009 is a gain of $8.2 million gain recorded on the deconsolidation of, spigit (see Investment in Unconsolidated Affiliate, below).  During 2008, the Company sold its interest in Jungfraubahn Holding AG for $75.3 million resulting in pre-tax realized gain of $46.1 million.

Realized Losses

In addition to losses that result from sale transactions, realized losses also include impairment charges on securities.  During 2010, 2009 and 2008, the Company recorded other-than-temporary impairments of $365,000, $18.8 million and $21.2 million, respectively, on debt and equity securities to recognize what are expected to be other-than-temporary declines in value.  In addition, during 2009, the Company sold Global Equity Corporation, a previously consolidated subsidiary, which held investments in Canadian real estate partnerships, and reported a loss on the sale of $5.5 million.  The majority of the reported loss results from accumulated foreign currency adjustments of $6.6 million that were part of the carrying value of the subsidiary.  Such adjustments were previously recorded in other comprehensive income.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months (in thousands):

	2010		2009
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
US Treasury securities	$3,494	$64
Government sponsored enterprises			$17,961	$214
Corporate bonds	11,286	196	779	10
	14,780	260	18,740	224
Marketable equity securities	5,907	459	5,590	488
Total	$20,687	$719	$24,330	$712

	2010		2009
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$7,053	$479	$9,510	$2,214
Marketable equity securities	2,534	482	1,346	129
Total	$9,587	$961	$10,856	$2,343

Marketable equity securities:  The Company’s investments in marketable equity securities totaled $110.4 million at December 31, 2010, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets.  Equities are researched, and selected for purchase, on a case by case basis depending on the fundamental characteristics of the individual security.  The Company reviewed its equity securities throughout the year and at December 31, 2010, concluded that the investments in an unrealized loss position were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is due to normal market volatility.  During the years ended December 31, 2010, 2009 and 2008, the Company recorded $365,000, $13.6 million and $18.7 million, respectively, of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and U.S. Treasury Obligations: The Company owns various fixed maturities in its portfolio including U.S. Treasury, municipal and government sponsored enterprise bonds that are typically held to meet state regulatory capital and deposit requirements for the insurance companies.  The remainder of the bond portfolio consists of corporate bonds, which are researched, and selected for purchase, on a case by case basis depending on the maturity and yield-to-maturity of the bond available for purchase, and an analysis of the fundamental characteristics of the issuer.  At December 31, 2010, there are unrealized losses on certain U.S. Treasury bonds resulting from an increase in U.S. Treasury bond yields from historically low levels in the fourth quarter of 2010.  The Company does not consider the U.S. Treasury securities to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular securities, and to recover the entire amortized cost basis on maturity.  At December 31, 2010, there are unrealized losses on certain corporate bonds, which are primarily held in deferred compensation accounts.  The Company does not consider these corporate bonds to be other-than-temporarily impaired because the Company intends to hold, and will not be required to sell, these particular securities, and the Company expects to recover the entire amortized cost basis.  The Company believes that the unrealized losses are primarily attributable to the reduced availability of credit throughout the U.S. economy, which has affected the market prices of many corporate bonds.  During 2010, the Company did not record any impairment charges on fixed maturity securities.  During 2009 and 2008, the Company recorded impairment charges on corporate bonds of $5.2 million and $2.5 million, respectively, because the Company determined it would not recover the amortized cost basis due to deterioration of the underlying issuer's financial condition.

Fair Value Measurements:

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2010 and 2009, by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company owns $55.5 million of available-for-sale equity securities that trade on an over-the-counter bulletin board market.  During 2010, the Company transferred $18.7 million of those securities from Level 1 to Level 2 due to trading volumes lower than expectations, coupled with high bid/ask ratios, lack of current publicly available information, or few or no recent transactions.  A description of the Levels follows the table below.

At December 31, 2010 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Available-for-sale investments (A)	$132,677	$18,743		$151,420
Liabilities
Deferred compensation (B)	$37,879			$37,879

At December 31, 2009 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Available-for-sale investments (A)	$168,902			$168,902
Liabilities
Deferred compensation (B)	$31,144			$31,144

(A) Where there are quoted market prices that are readily available in an active market, securities are classified as Level 1 of the valuation hierarchy.  Level 1 available-for-sale investments are valued using quoted market prices multiplied by the number of shares owned and debt securities are valued using a market quote in an active market.  All Level 2 available-for-sale securities are one class because they all contain similar risks and are valued using market prices and include securities where the markets are not active, that is where there are few transactions, or the prices are not current or the prices vary considerably over time.  Inputs include directly or indirectly observable inputs such as quoted prices.  Level 3 available-for-sale securities include securities where valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

The following table sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the year ended December 31, 2010, by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset (in thousands):

Year Ended December 31, 2010

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
(1) Intangible asset (exclusive right to use infrastructure and associated water rights)			$26,630	$10,316

(1)
As of December 31, 2010, the Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $36.9 million that was written down to its implied fair value of $26.6 million, resulting in an impairment charge of $10.3 million, which was included in earnings for 2010.  The implied fair value was estimated based on a discounted cash flow model that incorporates estimates and assumptions about recognition of revenues and costs for the intangible asset.  See Note 4, Real Estate and Water Assets.

Year Ended December 31, 2009

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain/(Loss)
(2) Intangible asset (applications for water rights)		$3,953		$(12,378)
(3) Investment in unconsolidated affiliate		$9,162		$8,181

(2) As of March 31, 2009, the Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $16.4 million that was written down to its implied fair value of $4 million, resulting in an impairment charge of $12.4 million, which was included in earnings for 2009.  The implied fair value was estimated as the revenues the Company estimated it will receive on the sale of the intangible asset.

(3)During the fourth quarter of 2009, the Company had a non-recurring fair value measurement for spigit, a consolidated subsidiary that was deconsolidated when the Company’s voting ownership was diluted from 74% to 37% after a new investor purchased newly-issued shares of spigit for $10 million.  The transaction resulted in a gain of approximately $8.2 million before income taxes.  The fair value was based upon the price paid by the new investor.

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

--	Debt: Carrying amounts for these items approximates fair value because they are based on current interest rates.

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at December 31, 2010 (in thousands).

	December 31, 2010
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$114,759	$114,759
Investments with fixed maturities	$41,010	$41,010
Equity securities	$110,410	$110,410
Notes and other receivables, net	$9,251	$9,251
Reinsurance receivables	$14,551	$14,551
Financial liabilities:
Debt	$45,743	$45,743

Investment in Unconsolidated Affiliate:

 During 2009, the Company deconsolidated spigit and changed its accounting from consolidation to the equity method of accounting due to the reduction in voting ownership from over 50% to approximately 37%.  The Company maintained its 37% interest during 2010.  The Company’s share of the loss of spigit during 2010 was $3.7 million.  During 2009, for the period from deconsolidation to the end of 2009 the Company’s share of the loss was $277,000.

The following is unaudited summarized financial information of spigit as of and for the year ended December 31, 2010 and for the three months ended December 31, 2009 (in thousands):

	2010	2009
Current assets	$6,602	$10,649
Non current assets	$656	$295
Current liabilities	$8,598	$1,852
Revenue	$4,815	$681
Gross margin	$3,843	$681
Loss from continuing operations and net loss	$10,140	$749

During the fourth quarter of 2009, the Company recorded a gain on deconsolidation of approximately $8.2 million before income taxes, which is included in the caption, net realized gain (loss) on sale and impairment of investments, in the accompanying consolidated statements of operations.

The carrying value of the investment is $5.2 million and $8.9 million at December 31, 2010 and 2009 respectively and is reported in other investments in the accompanying balance sheets.

In February 2011, spigit raised $10 million from an existing owner of the business at a pre-money valuation of $75 million.

3.	DEBT:

At December 31, 2010, a PICO subsidiary had four loan facilities with a Swiss bank for a maximum of $26.8 million (25 million CHF) used to finance the purchase of investment securities in Switzerland.  The loan facilities may be cancelled immediately by either party by written notice and do not impose any financial or operational restrictions on the Company.  The total Swiss borrowings bear interest at a weighted average of 3.9% and are collateralized by the Company’s Swiss investments.

At December 31, 2010, the Company’s total mortgage debt of $24.3 million has a weighted average interest rate of 7.1% and is due at various dates between 2011 and 2036.  During 2010, the Company financed the purchase and development of real estate with $5.4 million of debt at a weighted annual interest rate of 9.6%.

At December 31, 2010, the Company had secured a $100 million non-recourse, senior secured construction loan facility commitment in conjunction with the acquisition of Northstar to finance construction and other costs of the canola processing plant and integrated refinery that will be built near Hallock, Minnesota.  The total financing required to get the plant operational including working capital needs is estimated to be $168 million.  ING Capital LLC (“ING”) is underwriting the $100 million credit facility; however the Company entered into a stand-by purchase agreement whereby if ING does not fully syndicate the entire $100 million by April 15, 2011, ING have the right to require the Company to raise up to $50 million.  The credit facility includes a $10 million working capital facility.  The financing is expected to close at the end of the second quarter of 2011.

The Company capitalized $670,000 and $863,000 of interest in 2010 and 2009, respectively, related to construction and real estate development costs.  The following is a detail of the Company’s debt at December 31, 2010 and 2009 (in thousands):

	2010	2009
Swiss Debt:
4.4% fixed due in 2011	$4,821	$4,347
3.7% fixed due in 2014	13,392	12,074
3.8% fixed due in 2014	3,214	2,898

Mortgage Debt:
4% to 4.50% fixed payment due from 2011 - 2012	8,849	7,079
6% to 6.50% fixed payments due from 2009 - 2036	4,982	11,560
8% fixed payments due from 2009 - 2013	1,291	1,659
10% fixed payments due from 2012 - 2013	7,590
12% fixed payments due from 2011 - 2014	1,604	1,604
	$45,743	$41,221

The Company’s future minimum principal debt repayments for the years ending December 31 are as follows (in thousands):

Year
2011	$8,943
2012	13,108
2013	2,474
2014	20,681
2015	12
Thereafter	525
Total	$45,743

4.	REAL ESTATE AND WATER ASSETS:

The cost assigned to the various components of real estate and water assets at December 31, is as follows (in thousands):

	2010	2009
Real estate	$172,001	$127,530
Real estate improvements, net of accumulated amortization of $7.4 million in 2010 and $6.5 million in 2009	8,830	10,450
Water and water rights	73,625	60,739
Pipeline rights and water credits at Fish Springs	101,114	101,114
	$355,570	$299,833

For the three years ended December 31, 2010, amortization of leasehold improvements was $880,000, $852,000 and $902,000, respectively.

Impairment Loss during 2010:

During the fourth quarter of 2010, the Company completed its annual impairment test for intangible assets which include certain water rights and the exclusive right to use assets that the Company constructed and later dedicated to various municipalities.  These assets are located in select markets in Nevada, primarily in Washoe and Lyon counties.  The fair values are calculated using discounted cash flow models that incorporate a wide range of assumptions including current asset pricing and future escalation, absorption and timing of sales, future costs, and discount rates.   Given the growth projections issued in the fourth quarter of 2010 from the Nevada State Demographer are significantly lower than previous population projections and the dramatic and prolonged slow-down in housing starts and sales in the Dayton corridor area of Lyon County, will likely result in the delay of sales of some of our Carson River water rights.  Consequently, we have adjusted our assumptions and judgments for the forecast of the timing and volume of water sales from our original projections for the discounted cash model for our Carson River water rights.  These changes in assumptions and judgments resulted in a fair value of $26.6 million compared to a carrying value of $36.9 million for our Carson River water rights.  Consequently, an impairment charge of $10.3 million was recorded to write off the excess of carrying value over the fair value.  This is the only such impairment charge recorded on this asset.

Impairment Loss during 2009:

Lincoln/Vidler jointly filed a permit application in 1998 for 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada.  In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights, which Lincoln/Vidler subsequently sold in 2005, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”).  Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions Vidler subsequently performed these additional engineering and scientific studies.

During 2008, Lincoln/Vidler submitted comprehensive and substantial evidence to the Nevada State Engineer to support its permit applications as required by the 2002 Ruling.  On April 29, 2009, the Nevada State Engineer issued a ruling with respect to such applications (the “2009 Ruling”).  The 2009 Ruling determined that the perennial yield of the groundwater recharge in the Tule Desert Groundwater Basin was likely in the range of 2,500 to 5,000 acre-feet per year.  The Nevada State Engineer further concluded that it would permit the appropriation of only one-half of the upper end of that range, or 2,500 acre-feet.  Since 2,100 acre-feet had already been appropriated to and permitted to Lincoln/Vidler under the 2002 Ruling, the Nevada State Engineer found that only 396 acre-feet of unappropriated water remained in the Tule Desert Groundwater Basin.  Accordingly, the 2009 Ruling granted Lincoln/Vidler 396 acre-feet of additional permitted water rights, instead of the applied for 7,240 acre-feet of water rights.

The carrying value of the applications for the additional 7,240 acre-feet was $16.4 million before the ruling, which primarily represented costs incurred for the data collection, drilling and monitoring costs and expenses incurred to collect, interpret and submit the groundwater data to the Nevada State Engineer.  Under agreements in place with developers at the time of ruling, Vidler would only record approximately $4 million of revenue from the 396 acre-feet of water rights granted in the 2009 Ruling.  As such, the carrying value of the 396 acre–feet we had been awarded was written down to this estimated recoverable value, and we recorded a loss on impairment of approximately $12.4 million during 2009.

The Company did not identify any other impairment on its real estate or water assets during the year ended December 31, 2010, 2009 or 2008.

Settlement of the Tule Desert Groundwater Basin Litigation

On May 27, 2009, Lincoln/Vidler filed an appeal of the 2009 Ruling in Nevada District Court, as well as in U.S. Federal Court.

On April 15, 2010, Lincoln/Vidler and the Nevada State Engineer announced that they had concluded a Settlement Agreement with respect to the entire litigation between the parties.  The Settlement Agreement resulted in the granting to Lincoln/Vidler of the original Lincoln/Vidler Application of 7,240 acre-feet of water rights with an initial 2,900 acre-feet of water rights available for sale or lease by Lincoln/Vidler and the balance of the water rights (4,340 acre-feet) is the subject of staged pumping and development over the next several years.  The staged pumping development under the Settlement Agreement requires the continuing collection of recharge data and pumping data over the next several years by Lincoln/Vidler to further refine the modeling of the basin and potential impacts, if any, from deep aquifer pumping in the remote, unpopulated desert valley in Lincoln County, Nevada.

The Settlement Agreement results in Lincoln/Vidler obtaining up to an additional 6,844 acre–feet of permitted water rights in the Tule Desert Groundwater Basin.

Fish Springs Pipeline Rights and Water Credits:

At December 31, 2010 and 2009, pipeline rights and water credits at Fish Springs Ranch included $92.7 million of direct construction costs, $6.4 million for the 7,987 acre-feet of water credits and $2 million of capitalized interest.  As the Company sells water credits to end users, the costs of the pipeline rights will be reported as cost of water sold.  No water credits were sold during 2010 or 2009.  During 2008, the Company sold 12.8 acre-feet of water credits for $577,000 and reported cost of water sold of $158,000.

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

There is 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch.  The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area.  The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year.  The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water.  Currently Fish Springs does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.  Consequently, for the year ended December 31, 2008, the Company accrued settlement expense of $7.3 million.  In January 2008, the Company paid $3.1 million to the Tribe but the final payment of $3.6 million for the balance owed had not been paid as of December 31, 2010.

5.	NOTES AND OTHER RECEIVABLES, NET:

Notes and other receivables consisted of the following at December 31 (in thousands):

	2010	2009
Notes receivable, net	$6,503	$10,344
Interest receivable	424	1,054
Other receivables	2,324	4,014
	$9,251	$15,412

Notes and other receivables include amounts due for the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, and current economic trends.  The notes are typically secured by the asset which allows the Company to recover the underlying property if and when a buyer defaults.  No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during the three years ended December 31, 2010.

6.	FEDERAL, FOREIGN AND STATE CURRENT AND DEFERRED INCOME TAX:

The Company and its U.S. subsidiaries file a consolidated federal income tax return.  Non-U.S. subsidiaries file tax returns in various foreign countries and companies that are less than 80% owned file separate federal income tax returns.  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes (in thousands):

	2010	2009
Deferred tax assets:
Deferred compensation	$15,633	$12,580
Basis difference on investment	127	1,100
Impairment charges on securities	8,149	11,012
Impairment charges on water assets	8,425	4,647
Net operating losses and tax credit carryforwards (primarily state attributes)	1,998	2,254
Legal settlement expense	1,337	1,352
Accumulated foreign currency translation adjustments	2,154	2,337
Unearned revenue	597	543
Employee benefits, including stock-based compensation	4,927	6,034
Other	6,356	3,195
Total deferred tax assets	49,703	45,054
Deferred tax liabilities:
Unrealized appreciation on securities	10,826	12,154
Revaluation of real estate and water assets	5,493	5,102
Foreign receivables	5,024	3,717
Real estate installment sales	1,589	3,918
Excess tax basis in subsidiary	1,795	2,262
Other	1,322	2,686
Total deferred tax liabilities	26,049	29,839
Valuation allowance on state tax assets	(3,615)	(4,050)
Net deferred income tax asset	$20,039	$11,165

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to the Company for tax reporting purposes, historical use of tax attributes, and availability of tax planning strategies.

The Company has reported losses in recent years; however the Company does not have any history of expired tax attributes, and has appreciated assets which it could sell prior to the expiration of the tax attributes. As of December, 31, 2010, the Company  has concluded that the results of future transactions and the availability of unrealized gains on our investments support that it is "more likely than not" that the federal deferred tax assets will be realized.  Certain of the state deferred tax assets including $16.7 million of state income tax net operating loss carryforwards that will begin to expire in 2015 are not more likely than not to be realized and consequently, a full valuation allowance has been established to offset state deferred tax assets.  However, if assumptions about future transactions or the availability of unrealized gains on appreciated assets should change, the Company may be required to record additional valuation allowances on the remaining deferred tax assets and new deferred tax assets that are recognized in future periods, or it could reduce such valuation allowance to reflect the potential for future realization.

As of December 31, 2010, the Company has federal foreign tax credit carryforwards of approximately $1 million, as a result of foreign taxes paid in the foreign jurisdiction. These carryforwards will begin to expire in 2019.
Pre-tax income or loss from continuing operations for the years ended December 31, was under the following jurisdictions (in thousands):

	2010	2009	2008
United States	$(16,142)	$(40,523)	$(7,352)
Foreign	(3,696)	(219)	63,741
Total pre-tax income (loss)	$(19,838)	$(40,742)	$56,389

Income tax expense or benefit from continuing operations for each of the years ended December 31 consists of the following (in thousands):

	2010	2009	2008
Current tax expense (benefit):
United States Federal and state	$(1,277)	$(20,634)	$13,755
Foreign	1,045	(92)	12,060
	(232)	(20,726)	25,815
Deferred tax expense (benefit):
United States Federal and state	(9,250)	704	2,680
Foreign	(1)	762	(4)
	(9,251)	1,466	2,676
Total income tax provision (benefit)	$(9,483)	$(19,260)	$28,491

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows (in thousands):

	2010	2009	2008
Federal income tax provision at statutory rate	$(6,943)	$(14,260)	$19,736
Change in valuation allowance	(221)	3,249	834
State taxes, net of federal benefit	692	(5,209)	2,774
Change in liability for uncertain tax positions	(1,687)	(2,476)	1,720
Nondeductible compensation	337	311	273
Previously untaxed earnings and profits from foreign subsidiaries		(1,710)	2,773
Equity in loss of unconsolidated affiliate	(1,301)	(97)
Basis difference on sale of subsidiary		2,402
Deferred Compensation – amounts no longer subject to §162(m)		(2,000)
Other	(360)	530	381
Total income tax provision (benefit)	$(9,483)	$(19,260)	$28,491

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	2010	2009	2008
Balance at beginning of year	$2,592	$12,608	$3,277
Additions for tax positions related to the current year			9,331
Reductions due to expiration of assessment period	(2,025)	(10,016)
Balance at end of year	$567	$2,592	$12,608

Included in the balance of unrecognized tax benefits at December 31, 2010, is $369,000 of tax benefit that, if recognized, would affect the effective tax rate.  The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2010, the Company had accrued approximately $221,000 in interest and no penalties associated with uncertain tax positions.  The decrease in balance on unrecognized tax benefits was primarily as a result to the closure of an open tax year for various state income tax issues.  As of December 31, 2010, the Company believes that it is reasonably possible that remaining balance of the unrecognized tax benefits may decrease within the next 12 months as a result of statutes closing.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.  As of December 31, 2010, the Company’s statute is open from 2007 forward for federal and from 2004 for state tax purposes.  The Company's 2008 federal income tax return is under examination by the U.S. Internal Revenue Service and the Company's 2006 through 2008 California income tax returns are under examination by the California Franchise Tax Board. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or results of operations.

7.	PROPERTY AND EQUIPMENT, NET:

The major classifications of the Company’s fixed assets are as follows at December 31 (in thousands):

	2010	2009
Office furniture, fixtures and equipment	$4,946	$3,809
Buildings and improvements	770	705
Construction in progress	10,460
	16,176	4,514
Accumulated depreciation	(3,586)	(3,186)
Property and equipment, net	$12,590	$1,328

Construction in progress represents amounts recorded from the business combination with Northstar.  Such costs are primarily payments previously made for design plans and refinery equipment for the canola crushing plant being constructed in Hallock, Minnesota.  The plant is estimated to cost approximately $158 million and is expected to be completed and placed in service in the fourth quarter of 2012.  See Note 17, Business Combinations for more information.

Depreciation expense was $448,000, $373,000 and $358,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

8.	SHAREHOLDERS’ EQUITY:

The Company completed public offerings of its common stock of 3,750,000 shares in 2009 at a price of $27 per share.  The aggregate net proceeds from the offerings were approximately $95.7 million, after deducting $5.5 million in underwriting commission and offering expenses.  The offerings were made pursuant to the Company’s universal shelf registration statement on Form S-3 that was declared effective on December 3, 2007.

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

A summary of activity of the RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2010	300,000	5,286
Granted	454,000	5,600
Exercised	(160,000)
Forfeited		(1,400)
Vested		(5,286)
Outstanding and unvested at December 31, 2010	594,000	4,200
Unrecognized compensation cost, expected to be recognized over the next 4 years (in thousands)	$14,428	$43

Restricted Stock Unit Awards (RSU):

Granted in 2010 and 2009:

On October 29, 2010 and March 3, 2009, the Company granted 454,000 RSU which vest on October 29, 2014 and 300,000 RSU which vest of March 3, 2012, respectively to certain officers of the Company.  These awards entitle the recipient, who must be continuously employed by the Company until the vesting date, unless employment contracts stipulate otherwise, the right to receive one share of PICO common stock with no monetary payment required.  RSU do not vote and are not entitled to receive dividends.  The total fair value of the awards was $13.9 million and $5.9 million for the 2010 and 2009 grants, respectively based on the Company’s closing stock price on their respective date of grant.  Compensation expense is recognized ratably over the vesting period for each grant.  The Company recorded $3.8 million and $1.6 million of compensation expense for the awards during 2010 and 2009, respectively.  No compensation expense for RSU was recorded during 2008 since none were outstanding.

Exercised in 2010:

During 2010, 160,000 RSU were exercised as two officers left the Company.  After payment of applicable withholding taxes, the Company issued 91,896 newly-issued shares of common stock in satisfaction of the awards.

Restricted Stock Awards (RSA):

Granted in 2010 and 2009:

In May of each year since 2008, and as part of a duly adopted revised director annual compensation program, the Company has issued 700 RSA (or a proration of such amount based on the director’s start date) to each non-employee director of the Company.  Each award vests one year from the date of grant.  Until vested, the awards are held in escrow; however, the shares can be voted and the holder is entitled to any dividends.  Once vested, common stock of the Company is distributed to the recipient.  Each award is valued at the Company’s closing stock price on the date of grant and the compensation expense is recognized over the vesting period of the award.

Stock-Settled Stock Appreciation Right:

There were no SAR granted or exercised during 2010 or 2009. However, 173,000 SAR expired worthless during 2010.  During 2008, 12,000 SAR were exercised at a market price of $46.58 resulting in the issuance of 1,620 newly-issued common shares.

On December 12, 2005, the Company granted 2,185,965 stock-settled SAR at an exercise price of $33.76 per share (being the market value of the company’s stock at the date of grant) that vested on that date.  During 2008, the Company granted 659,409 SAR in five separate grants to various members of management.  Upon exercise, the Company will issue newly issued shares equal to the in-the-money value of the exercised SAR, net of the applicable federal, state and local withholding taxes.

Compensation expense recognized for SAR during the three years ended December 31, 2010 was $728,000, $2.8 million and $4 million, respectively.  The total income tax benefit recognized in the statement of operations was $255,000, $1 million and $1.4 million in 2010, 2009 and 2008, respectively.

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

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	0%
Expected forfeiture rate	0%

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining
Outstanding at January 1, 2010	1,995,018	$36.89	6.5 years
Granted
Exercised
Expired	(172,939)	$44.69
Outstanding and exercisable at December 31, 2010	1,822,079	$36.15	5.5 years

At December 31, 2010, none of the outstanding SAR were in-the-money.

A summary of the status of the Company’s unvested SAR as of December 31, 2010, and changes during the year then ended is as follows:

	SAR	Weighted Average Grant Date Fair Value
Unvested at January 1, 2010	57,646	$18.93
Granted
Vested	57,646	18.93
Unvested at December 31, 2010	-0-

At December 31, 2010, there was no unrecognized compensation cost related to unvested SAR.

9.	REINSURANCE:

In the normal course of business, the Company’s insurance subsidiaries have entered into various reinsurance contracts with unrelated reinsurers.  The Company’s insurance subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying risk.  Reinsurance contracts do not relieve the Company’s insurance subsidiaries from their obligations to policyholders.  All reinsurance assets and liabilities are shown on a gross basis in the accompanying consolidated financial statements.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.  Such amounts are included in “reinsurance receivables” in the consolidated balance sheets at December 31 as follows (in thousands):

	2010	2009
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense	$13,987	$14,527
Reinsurance recoverable on paid losses and loss expenses	564	486
Reinsurance receivables	$14,551	$15,013

Unsecured reinsurance risk is concentrated in the companies shown in the table below along with their AM Best Rating.  The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2010

	Reported Claims	Unreported Claims	Reinsurer Balances
General Reinsurance (A.M Best rating: A++)	$6,653	$7,254	$13,907
Swiss Reinsurance America Corp (A.M. Best rating: A)	195	112	307
All others	212	125	337
	$7,060	$7,491	$14,551

The following is the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31 for losses and loss adjustment expense or recovery:

	2010	2009	2008
Direct	$618	$(1,596)	$(2,070)
Assumed			(145)
Ceded	(490)	251	(241)
	$128	$(1,345)	$(2,456)

10.	RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

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

Management prepares its statutory financial statements of Physicians in accordance with accounting practices prescribed or permitted by the Ohio Department of Insurance.  Conversely, management prepares its statutory financial statements for Citation in accordance with accounting practices prescribed or permitted by the California Department of Insurance. Prescribed statutory accounting practices include guidelines contained in various publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules.  Permitted statutory accounting practices encompass all accounting practices not so prescribed.  The prescribed accounting practices of the Ohio Department of Insurance do not allow for discounting of claim liabilities.  Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31 (in thousands):

	2010	2009	2008
Balance at January 1	$24,175	$27,773	$32,376
Less reinsurance recoverable	(14,527)	(15,877)	(16,653)
Net balance at January 1	9,648	11,896	15,723
Incurred loss and loss adjustment expense (recovery) for prior accident year claims	128	(1,345)	(2,456)
Payments for claims occurring during prior accident years	(947)	(903)	(1,370)
Net change for the year	(819)	(2,248)	(3,826)
Net balance at December 31	8,829	9,648	11,897
Plus reinsurance recoverable	13,987	14,527	15,876
Balance at December 31	$22,816	$24,175	$27,773

Physicians did not report any material development in its reserves during 2010 but reported positive development of $1.3 million and $2.4 million, during December 31, 2009 and 2008, respectively in its medical professional line of business.  There were no material changes in reserves within Citation during 2010. However, in 2009, Citation’s property and casualty line reported positive development of $2.3 million offset by adverse development in its workers’ compensation line of $2.3 million.  In 2008, Citation’s property and casualty and workers’ compensation lines of business reported positive development of $1.2 million.

11.	INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFITS:

Incentive Compensation Plans:

Certain officers of PICO Holdings are eligible to receive an annual incentive compensation award based on the growth of the Company’s book value per share during the year.  To earn an award, the increase in book value per share must exceed a threshold of 80% of the annual total return of the S&P 500 for the previous five years.  If the increase in book value per share exceeds this threshold, the incentive compensation award is 7.5% of the increase in book value per share, multiplied by the number of shares outstanding at the beginning of the year.  The resulting award is paid in cash.  No compensation was earned under this plan during 2010 or 2008.  For the year ended December 31, 2009, the book value per share was in excess of the threshold and an award of $900,000, less applicable withholding taxes was paid to the participants.

Certain officers of Vidler Water Company are eligible to receive an annual incentive award based on the combined net income, after certain adjustments, of Vidler and Nevada Land.  No such award was earned in 2010 or 2009.  For the year ended December 31, 2008, Vidler and NLRC had combined net income and an award of $195,000, less applicable withholding taxes was paid to the participants.

All employees of UCP, provided they meet certain requirements, can be eligible to receive an annual incentive compensation award based on generating returns on the sale of real estate projects that are in excess of certain hurdles on equity capital provided by the Company.  No compensation has been earned under this plan.

Employee Benefits:

The Company maintains a 401(k) defined contribution plan covering substantially all employees of the Company.  Matching contributions are based on a percentage of employee compensation.  In addition, the Company may make a discretionary profit sharing contribution at the end of the fiscal year within limits established by the Employee Retirement Income Securities Act.  Total contribution expense to the plan for the years ended December 31, 2010, 2009 and 2008 was $643,000, $519,000 and $468,000, respectively.

12.	REGULATORY MATTERS:

The regulations of the Departments of Insurance in the states where the Company’s insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions.  Based upon statutory financial statements filed with the insurance departments as of December 31, 2010, $3.2 million was available for distribution by the Company’s wholly owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company’s insurance subsidiaries are domiciled.  At December 31, 2010, the total statutory surplus in the insurance companies that would require Department of Insurance approval before distribution was $52.3 million.

13.	COMMITMENTS AND CONTINGENCIES:

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2014.  Rent expense for the years ended December 31, 2010, 2009 and 2008 for office space was $745,000, $788,000 and $670,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2011	$691
2012	625
2013	563
2014	365
2015	374
Thereafter	1,181
Total	$3,799

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress.  The Company anticipates ratification of this agreement; however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during 2010.

14.	RELATED-PARTY TRANSACTIONS:

The Company has an employment agreement with Mr. John R. Hart, President and Chief Executive Officer.  This is the only employment agreement at the Company.  Mr. Hart’s employment agreement which was effective in May of 2007, and amended in 2009, expires on December 31, 2012.  The agreement provided for an initial base salary of $1.2 million, subject to an annual cost of living adjustment each year during the term of the employment agreement, with an increase in 2008 to $1.7 million.  Currently, Mr. Hart’s annual salary is $2 million.  Mr. Hart is entitled to termination benefits under his employment agreement that amount to $3.7 million, less salary paid to date from January 2009, if he is terminated for any reason other than cause, death or disability. In addition, the agreement stipulates an incentive award based on the increase in book value per share during the fiscal year, above a threshold.  The threshold above which an incentive award is earned is 80% of the S&P 500 total return for the five previous years.  If the increase in book value per share exceeds this threshold, the incentive award is equal to 7.5% multiplied by the number of shares outstanding at the beginning of the fiscal year.  For 2010 and 2008, the growth in book value per share did not exceed the threshold and no incentive award was earned.  For 2009, the increase in book value per share did exceed the threshold and an incentive award of $509,000 was earned.

On December 31, 2010, the Company and Maxim C.W. Webb, Executive Vice President, Chief Financial Officer and Treasurer entered into an agreement to modify the terms of Mr. Webb's employment with the Company (the “Agreement”). Pursuant to the Agreement, Mr. Webb's prior employment agreement dated March 3, 2009 was surrendered and terminated.  Mr. Webb's employment with the Company continues on an at will basis and he is eligible to receive severance benefits only in accordance with the Company's current benefit plans that are available to employees of the Company generally.  The Agreement provides for a base salary of $500,000.  The Agreement further provides for Mr. Webb to receive an annual incentive award as summarized in the disclosure regarding Incentive Compensation Plans above in Note 11.

The Company has agreements with its President and CEO, and certain other officers and non-employee Directors, to defer compensation into Rabbi Trust accounts held in the name of the Company.  The total value of the deferred compensation obligation for all participants at December 31, 2010 is $37.9 million and is included in accompanying consolidated balance sheets.  This total includes a fair value of $718,000 of PICO stock with the balance in various publicly traded equities and bonds.  Within these accounts at December 31, 2010, the following officers and non-employee Directors are the beneficiaries of the following number of PICO common shares:  Mr. John Hart owns 19,940 PICO shares; and Mr. Carlos Campbell owns 2,644 PICO shares.  The trustee for the accounts is Union Bank.  The accounts are subject to the claims of outside creditors, and the shares of PICO common stock held in the accounts are reported as treasury stock in the consolidated financial statements.

On August 13, 2010, the Company invested $2 million in exchange for 273,229 shares of Series D Convertible Voting Preferred Stock of Synthonics, Inc.  Kenneth J. Slepicka, a Director of the Company, is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics, Inc.  The investment is held at cost and classified as other investment in the accompanying consolidated financial statements.

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

The following table includes unaudited information for the Company’s insurance subsidiaries reported on a statutory basis as of and for each of the three years ended December 31, 2010 (in thousands):

	2010	2009	2008
Physicians Insurance Company of Ohio:
Policyholders’ surplus	$43,113	$50,823	$43,749
Statutory net income (loss)	$322	$(4,302)	$(6,303)
Citation Insurance Company:
Policyholders’ surplus	$20,207	$20,109	$15,242
Statutory net income (loss)	$1,651	$(1,200)	$(3,788)

Both Citation and Physicians meet the minimum risk based capital requirements under the applicable insurance regulations.

16.	SEGMENT REPORTING:

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

Currently, the major businesses that constitute operating and reportable segments are owning and developing water resources and water storage operations through Vidler; owning and developing real estate and the related mineral, water and geothermal rights through Nevada Land and UCP; “running off” the property and casualty and workers’ compensation loss reserves of Citation and the medical professional liability loss reserves of Physicians; building and operating a canola oil processing plant through Northstar, and the acquisition and financing of businesses.

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

Agribusiness Operations

This segment was started during the fourth quarter of 2010 in conjunction with the business combination with Northstar.  The Company owns 88% of Northstar’s  results of operations.  Operations in this segment will consist of running the canola crushing refinery that will generate revenues from the sale of the resulting canola oil and meal.  The Company is building the plant that is expected to be operational in the fourth quarter of 2012 at an estimated cost of $158 million. Once in operations, the agribusiness segment is expected to comprise a significant total of the consolidated results of operations of the Company.

Segment information by major operating segment follows (in thousands):

	Real Estate Operations	Water Resources and Water Storage Operations	Insurance Operations in Run Off	Agribusiness Operations	Corporate	Consolidated
2010
Total revenues	$5,284	$3,066	$17,488		$6,336	$32,174
Net investment income	774	688	2,567		2,564	6,593
Depreciation and amortization	59	1,168	4		124	1,355
Income (loss) before income taxes and noncontrolling interest	(3,340)	(18,240)	14,863		(13,121)	(19,838)
Equity in loss of unconsolidated affiliate					(3,717)	(3,717)
Total assets	146,897	226,496	155,407	$78,448	85,254	692,502
Capital expenditure	113	399	3	5,838	521	6,874

2009
Total revenues (charges)	$12,436	$4,334	$(958)		$220	$16,032
Net investment income	960	408	2,568		2,003	5,939
Depreciation and amortization	43	1,076	3		168	1,290
Loss before income taxes and noncontrolling interest	(1,156)	(16,850)	(1,742)		(20,994)	(40,742)
Equity in loss of unconsolidated affiliate					(277)	(277)
Total assets	149,217	207,565	161,689		169,146	687,617
Capital expenditure	61	325	21		43	450

2008
Total revenues	$5,470	$11,272	$(2,156)		$45,766	$60,352
Net investment income	2,203	969	3,214		3,759	10,145
Depreciation and amortization	20	1,099	1		140	1,260
Income (loss) before income taxes and noncontrolling interest	366	4,185	(1,486)		53,324	56,389
Total assets	97,592	225,870	157,186		111,986	592,634
Capital expenditure	82	15,039			229	15,350

Segment information by significant geographic region (in thousands):

	United States	Europe	Consolidated
2010
Total revenues	$32,173	$1	$32,174
Net investment income	6,593		6,593
Loss before income taxes and noncontrolling interest	(19,735)	(103)	(19,838)
Long-lived assets	368,160		368,160

2009
Total revenues	$16,013	$19	$16,032
Net investment income	5,933	6	5,939
Loss before income taxes and noncontrolling interest	(40,590)	(152)	(40,742)
Long-lived assets	301,161		301,161

2008
Total revenues	$11,223	$49,129	$60,352
Net investment income	9,046	1,099	10,145
Income (loss) before income taxes and noncontrolling interest	(3,645)	60,034	56,389
Long-lived assets	273,227		273,227

17.	BUSINESS COMBINATION:

In December 2010, the Company completed a business combination with Northstar Agri Industries. The business plan is to build and operate a canola oil crushing plant in Hallock, Minnesota that is expected to become operational in the fourth quarter of 2012.

The transaction was accounted for using authoritative guidance related to business combinations.  At the date of the combination, PICO contributed $60 million for an 88% ownership and Northstar Agri contributed various assets and liabilities in exchange for a 12% interest valued at $8.4 million.  The Company expenses all acquisition related costs.  Such costs for this transaction were not significant.

The transaction resulted in an increase of $18.4 million of assets, primarily $3.3 million in real estate where the plant will be built, $10.5 million in equipment and engineering design plans and goodwill of $4.7 million offset by liabilities of $10 million.  The goodwill was measured as the excess of the fair value of the contribution plus the liabilities less the identifiable assets.  As the Company continues to assess the assets and liabilities contributed, additional change in the allocation may result.

The values assigned to the assets contributed were based on the fair values of the individual assets.  The fair values of the liabilities were based on current amounts due under construction and other contract obligations.  There were no significant revenues or earnings of the previous business in 2010, 2009 or 2008.

The following is the allocation of the purchase price (in thousands):

Fair value of contribution	$8,446

Allocation of Contribution:
Real estate	$3,285
Equipment	7,295
Design plans	3,165
Goodwill	4,702
Total assets	18,447
Liabilities	(10,001)
$8,446

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.  We commenced implementation of a new accounting system during the third quarter of 2010 that is scheduled to be completed in multiple phases through the fourth quarter of 2011.  During each phase of the implementation, an appropriate level of employee training, testing of the system and monitoring of the financial results recorded in the system is conducted.  This migration to a new system represents a material change in internal control over financial reporting.  Accordingly, our system of internal control over financial reporting has been updated.
There were no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of PICO Holdings, Inc.
La Jolla, CA

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

San Diego, CA
February 28, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2011 annual meeting of shareholders, to be filed on or before April 30, 2011 and is incorporated herein by reference.  The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in our definitive 2011 proxy statement and is incorporated herein by reference.  Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in our 2011 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our 2011 definitive proxy statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in our definitive 2011 proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the section headed “Fees Paid to Deloitte & Touche LLP” in our definitive 2011 proxy statement and is incorporated herein by reference.

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
10.5†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and Union Bank of California, N.A. relating to a Deferred Compensation Plan originally established in December 31, 1997. (7)

10.6†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and Union Bank of California, N.A. relating to a Deferred Compensation Plan originally established in December 7, 2004. (8)

10.7†
Trust for PICO Deferred Holdings, LLC Non-Employee Director Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and Union Bank of California, N.A. relating to a Deferred Compensation Plan originally established in September 25, 2001. (9)

10.8†	PICO Deferred Holdings, LLC Deferred Compensation Plan. (10)
10.9†	Employment Agreement dated May 7, 2007, by and between PICO Holdings, Inc. and John R. Hart. (11)
10.10†	Amendment to Employment Agreement, effective as of January 1, 2009, by and between PICO Holdings, Inc. and John R. Hart. (12)
10.11†	Amendment to PICO Holdings, Inc. 2005 Long-Term Incentive Plan 2009 Restricted Stock Unit Award Agreement, dated as of April 2, 2009 by and between the Company and W. Raymond Webb. (13)
10.12†	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada. (14)
10.13†	Termination of Mr. Maxim C. W. Webb’s Employment Agreement dated March 3, 2009, effective December 31, 2010. (15)
10.14†	Form of certain amended and restated definitive agreements by and between PICO Northstar Management, LLC, a subsidiary of the Company, and Northstar Agri Industries, LLC. (16)
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.

(1)	Incorporated by reference to with the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(3)	Incorporated by reference to Form S-3 filed with the SEC on November 20, 2007.
(4)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005, and filed with the SEC on November 8, 2005.
(5)	Incorporated by reference to Form 8-K filed with the SEC on March 9, 2009.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.
(7)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 1, 2010.
(8)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 1, 2010.
(9)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 1, 2010.
(10)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 1, 2010.
(11)	Incorporated by reference to Form 8-K filed with the SEC on May 9, 2007.
(12)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 2, 2009.
(13)	Incorporated by reference to Form 8-K filed with the SEC on April 7, 2009.
(14)	Incorporated by reference to the Quarterly Report filed on Form 10-Q with the SEC on November 7, 2007.
(15)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(16)	Incorporated by reference to Form 8-K filed with the SEC on December 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 25, 2011 by the following persons in the capacities indicated.

/s/ Ronald Langley	Chairman of the Board
Ronald Langley

/s/ John R. Hart	Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Chief Financial Officer and Treasurer
Maxim C. W. Webb	(Principal Financial Officer)

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ Kristina M. Leslie	Director
Kristina M. Leslie

/s/ Richard D. Ruppert, MD	Director
Richard D. Ruppert, MD

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka

/s/ Julie H. Sullivan, Ph.D.	Director
Julie H. Sullivan, Ph.D.