Form 10-Q
period 2011-03-31
PICO HOLDINGS INC /NEW
filed 2011-05-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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
Yes ☐ No ☒
On May 6, 2011, the registrant had 22,700,004 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended March 31, 2011

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Available for sale investments:
Fixed maturities	$42,949	$41,010
Equity securities	77,959	110,410
Total available-for-sale investments	120,908	151,420
Other Investments	5,778	7,228
Total investments	126,686	158,648

Cash and cash equivalents	109,443	114,759
Notes and other receivables, net	8,888	9,251
Reinsurance receivables	14,213	14,551
Real estate and water assets, net	371,267	355,570
Property and equipment, net	21,156	12,590
Net deferred income taxes	22,884	20,039
Federal, foreign and state income taxes	971	905
Other assets	6,867	6,189
Total assets	$682,375	$692,502

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses	$22,279	$22,816
Debt	47,279	45,743
Deferred compensation	35,801	37,879
Other liabilities	11,559	15,340
Total liabilities	116,918	121,778

Commitments and Contingencies

Common stock, $.001 par value; authorized 100,000 shares, 27,117 issued and 22,700 outstanding at March 31, 2011 and at December 31, 2010	27	27
Additional paid-in capital	543,202	542,072
Retained earnings	86,725	88,830
Accumulated other comprehensive income	11,855	15,327
Treasury stock, at cost (common shares: 4,417 in 2011 and in 2010)	(78,152)	(78,152)
Total PICO Holdings, Inc. shareholders’ equity	563,657	568,104
Noncontrolling interest in subsidiaries	1,800	2,620
Total shareholders' equity	565,457	570,724
Total liabilities and shareholders' equity	$682,375	$692,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Sale of real estate and water assets	$876	$1,598
Net investment income	1,183	1,389
Net realized gain on sale and impairment of investments	5,251	3,149
Other	368	466
Total revenues	7,678	6,602
Costs and expenses:
Operating and other costs	9,387	11,288
Cost of real estate and water assets sold	478	1,048
Depreciation and amortization	329	325
Interest	146	503
Total costs and expenses	10,340	13,164
Loss before income taxes	(2,662)	(6,562)
Benefit for federal, foreign, and state income taxes	(1,311)	(2,277)
Equity in loss of unconsolidated affiliate	(1,574)	(558)
Net loss	(2,925)	(4,843)
Net loss attributable to the noncontrolling interests	820	781
Net loss attributable to PICO Holdings, Inc.	$(2,105)	$(4,062)

Net loss per common share – basic and diluted:	$(0.09)	$(0.18)
Weighted average shares outstanding	22,700	22,596

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands)

	Total	Comprehensive Loss attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Income	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, January 1, 2011	$570,724		$88,830	$15,327	$27	$542,072	$(78,152)	$2,620
Stock-based compensation expense	1,130					1,130
Comprehensive loss:
Net loss	(2,925)	$(2,105)	(2,105)					(820)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(2,777)	(2,777)		(2,777)
Foreign currency translation	(695)	(695)		(695)
Other comprehensive loss	(3,472)	(3,472)
Comprehensive loss	(6,397)	$(5,577)
Ending balance, March 31, 2011	$565,457		$86,725	$11,855	$27	$543,202	$(78,152)	$1,800

	Total	Comprehensive Loss attributable to PICO Holdings, Inc.	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock	Paid-in Capital	Treasury Stock, at Cost	Non- controlling Interest
Beginning balance, January 1, 2010	$579,695		$100,002	$21,094	$27	$539,792	$(78,272)	$(2,948)
Stock-based compensation expense	805					805
Comprehensive loss:
Net loss	(4,843)	$(4,062)	(4,062)					(781)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(1,188)	(1,188)		(1,188)
Foreign currency translation	(73)	(73)		(73)
Other comprehensive loss	(1,261)	(1,261)
Comprehensive loss	(6,104)	$(5,323)
Ending balance, March 31, 2010	$574,396		$95,940	$19,833	$27	$540,597	$(78,272)	$(3,729)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
OPERATING ACTIVITIES:
Net cash used in operating activities	$(22,881)	$(31,553)

INVESTING ACTIVITIES:
Purchases of investments	(5,925)	(11,301)
Proceeds from sale of investments	35,396	9,277
Proceeds from maturity of investments	1,044	1,820
Purchases of property and equipment	(8,462)	(316)
Other investing activities, net	684
Net cash provided by (used in) investing activities	22,737	(520)

FINANCING ACTIVITIES:
Repayments of debt	(4,860)
Net cash used in financing activities	(4,860)

Effect of exchange rate changes on cash	(312)	422

DECREASE IN CASH AND CASH EQUIVALENTS	(5,316)	(31,651)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,759	154,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$109,443	$122,894

SUPPLEMENTAL CASH FLOW INFORMATION:
Payment for federal, foreign and state income taxes		$410
Interest paid, net of amounts capitalized	$525	$480
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate	$6,087	$619

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, real estate and water assets, deferred income taxes, stock-based compensation and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2011, and December 31, 2010, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At March 31, 2011, the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "Plan"). The Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants.  A total of 2,654,000 shares of common stock are issuable under the Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights (“SAR”), restricted stock awards (“RSA”), performance shares, performance units, restricted stock units (“RSU”), deferred compensation awards and other stock-based awards.  The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes.  Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO Holdings common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

The Company has three different equity incentive awards outstanding under the Plan at March 31, 2011 and during the three months ended March 31, 2011 and 2010, the Company recorded $1.1 million and $805,000 of stock based compensation expense, respectively.
A summary of activity of the RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2011	594,000	4,200
Granted		146
Outstanding at March 31, 2011	594,000	4,346
Unrecognized compensation cost (in thousands)	$13,327	$18

Stock-Settled Stock Appreciation Rights:
There were no SAR granted or exercised during the three months ended 2011 or 2010. However, 10,000 SAR expired worthless during 2011.

Compensation expense recognized for SAR for the three months ended March 31, 2011 and 2010, was zero and $273,000 respectively.  At March 31, 2011, there was no unrecognized compensation cost related to unvested SAR.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2011	1,822,079	$36.15	5.5 years
Expired	(10,000)	$33.76
Outstanding and exercisable (none unvested) at March 31, 2011	1,812,079	$36.16	5.2 years

At March 31, 2011, none of the outstanding SAR were in-the-money.

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

At March 31, 2011 and December 31, 2010, the Company had $35.8 million and $37.9 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.  The assets of the plan are held in Rabbi Trust accounts.  Such accounts hold various investments that are consistent with the Company’s investment policy, and accounted and reported for as available-for-sale securities in the accompanying condensed consolidated balance sheets.  Assets of the trust will be distributed according to predetermined payout elections established by each employee or member of the board of directors.

The deferred compensation liability decreased by $2.1 million during the three months ended March 31, 2011 primarily due to $3.3 million in distributions of plan assets to participants offset by an increase in the fair value of the assets of $1.2 million. Included in operating and other costs in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 is compensation expense of $1.2 million and $2.4 million, respectively.

Real Estate and Water Assets:

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the assets, the asset is available for sale in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next year.  At March 31, 2011 and December 31, 2010, the Company had $15 million and $4.3 million of real estate classified as held for sale.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, current economic trends and underlying value of the real estate.  The notes are typically secured by the assets which allows the Company to recover the underlying property if and when a buyer defaults.  No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during the three months ended March 31, 2011 and 2010.

Operating and Other Costs:

For the three months ended March 31, 2011, and 2010 the Company reported a foreign currency gain of $417,000 and loss of $545,000, respectively.  The foreign currency gain or loss results primarily from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries.

Provision for Income Taxes:

The Company's provision for income tax expense includes federal, foreign and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities.  The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.
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
The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  For the three months ended March 31, 2011 and 2010, the Company recorded approximately $7,000 and $39,000, respectively, in interest related to uncertain tax positions.
The Company reported an income tax benefit of $1.3 million and $2.3 million for the three months ended 2011 and 2010, respectively. The effective income tax rate for the three months ended March 31, 2011, and 2010 was 49%, and 35%, respectively. The effective tax rate differs from the statutory rate primarily due to the recognition or reversal of interest expense and penalties on uncertain tax positions, certain non-deductible compensation expense, and the tax benefit of our share of the loss of our unconsolidated affiliate.

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

For the three months ended March 31, 2011 and 2010, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive.

3.  Comprehensive Loss

Comprehensive income or loss, net of income tax is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Net loss	$(2,925)	$(4,843)
Other comprehensive loss, net of tax:
Unrealized depreciation on available-for-sale securities	(2,777)	(1,188)
Foreign currency translation	(695)	(73)
Total other comprehensive loss, net of tax	(3,472)	(1,261)
Comprehensive loss	(6,397)	(6,104)
Comprehensive loss attributable to the noncontrolling interest	820	781
Comprehensive loss attributable to PICO Holdings, Inc.	$(5,577)	$(5,323)

Total comprehensive loss for the three months ended March 31, 2011 and 2010 is net of a deferred income tax benefit of $2.8 million and $1.5 million, respectively.

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2011	December 31, 2010

Net unrealized appreciation on available-for-sale investments	$17,331	$20,108
Foreign currency translation	(5,476)	(4,781)
Accumulated other comprehensive income	$11,855	$15,327

The accumulated balance is net of deferred income tax liability of $6.7 million at March 31, 2011 and $8.4 million at December 31, 2010.

The following table reports the cost and carrying value of available for sale investments at March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$6,509	$47	$(80)	$6,476
Municipal bonds	3,140	150		3,290
Corporate bonds	28,377	917	(235)	29,059
Government sponsored enterprises	3,987	137		4,124
	42,013	1,251	(315)	42,949
Marketable equity securities	52,695	26,421	(1,157)	77,959
Total	$94,708	$27,672	$(1,472)	$120,908

December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$4,911	$56	$(64)	$4,903
Municipal Bonds	3,147	107		3,254
Corporate bonds	28,365	783	(675)	28,473
Government sponsored enterprises	4,193	187		4,380
	40,616	1,133	(739)	41,010
Marketable equity securities	80,664	30,687	(941)	110,410
Total	$121,280	$31,820	$(1,680)	$151,420

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	2011		2010
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury securities	$5,965	$86	$3,494	64
Corporate bonds	3,678	80	11,286	196
	9,643	166	14,780	260
Marketable equity securities	11,091	1,130	5,907	459
Total	$20,734	$1,296	$20,687	$719

	2011		2010
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$7,313	$149	$7,053	$479
Marketable equity securities	307	27	2,534	482
Total	$7,620	$176	$9,587	$961

Marketable Equity Securities:  The Company’s investments in marketable equity securities totaled $78 million at March 31, 2011, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets.  Equities are researched, and selected for purchase, on a case by case basis depending on the fundamental characteristics of the individual security.  The Company reviewed its equity securities in an unrealized loss position, and concluded that these investments were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is normal market volatility.  During the three months ended March 31, 2011 and 2010, the Company recorded zero and $160,000, respectively of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and U.S. Treasury Obligations: The Company owns various fixed maturity bonds in its portfolio.  The U.S. Treasury, municipal and government sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements for the insurance companies.  The remainder of the bond portfolio consists of corporate bonds, which are researched, and selected for purchase, on a case by case basis depending on the maturity and yield-to-maturity of the bond available for purchase, and an analysis of the fundamental characteristics of the issuer.  At March 31, 2011, there were unrealized losses on certain U.S. Treasury bonds resulting from an increase in U.S. Treasury bond yields from historically low levels in the fourth quarter of 2010. The Company does not consider the U.S. Treasury securities to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular securities, and to recover the entire amortized cost basis on maturity. At March 31, 2011, there are unrealized losses on certain corporate bonds, which are primarily held in deferred compensation accounts. The Company does not consider these corporate bonds to be other-than-temporarily impaired because the Company intends to hold, and will not be required to sell, these particular securities, and the Company expects to recover the entire amortized cost basis. The Company believes that the unrealized losses are primarily attributable to the reduced availability of credit throughout the U.S. economy, which has affected the market prices of many corporate bonds. During the three months ended March 31, 2011 and 2010, the Company did not record any impairment charges on fixed maturity securities.

Fair Value Measurements:
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The Company owns $47.8 million of available-for-sale equity securities that trade on over-the-counter bulletin board markets. At March 31, 2011, the Company classified $15.7 million of those securities as Level 2 due to the trading volumes being lower than expectations, coupled with wide bid/ask spreads, lack of current publicly available information, or few or no recent transactions. A description of the Levels follows the table below.

At March 31, 2011 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2011
Available-for-sale securities (A)	$105,179	$15,729		$120,908
Liabilities
Deferred compensation (B)	$35,801			$35,801

At December 31, 2010 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Available-for-sale securities (A)	$132,677	$18,743		$151,420
Liabilities
Deferred compensation (B)	$37,879			$37,879

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

Investment in Unconsolidated Affiliate (spigit inc.):

During the three months ended March 31, 2011, spigit, inc. raised additional capital and as a result, ownership dropped from 37% to 32%. The Company's share of spigit's loss was $1.6 million in the first quarter of 2011, and $558,000 in the first quarter of 2010.

The following is unaudited summarized financial information of spigit as of and for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31, 2011	March 31, 2010
Revenues	$1,980	$859
Gross profit	$1,430	$859
Loss from continuing operations and net loss	$5,233	$1,508
The carrying value of the investment was $3.8 million and $5.2 million at March 31, 2011 and December 31, 2010 respectively, and is reported in other investments in the accompanying balance sheets.

4.  Disclosures About Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

—
Cash and Cash Equivalents: Carrying amounts for these items approximate fair value because of the short maturity of these instruments. The majority of the Company’s cash is held in the Federated Government Obligations Money Market.

—
Investments in fixed maturities and equity securities: Fair values are estimated based on quoted market prices, or dealer quotes for the actual or comparable securities. The Company regularly evaluates the carrying value of securities to determine whether there has been any diminution in value that is other-than-temporary.

—	Debt: Carrying amounts for these items approximates fair value because they are based on current interest rates.

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at March 31, 2011 (in thousands).

	March 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$109,443	$109,443
Investments with fixed maturities	$42,949	$42,949
Equity securities	$77,959	$77,959
Notes and other receivables net	$8,888	$8,888
Reinsurance receivable	$14,213	$14,213
Financial liabilities:
Debt	$47,279	$47,279

5.  Segment Reporting

PICO is a diversified holding company engaged in five operating and reportable segments:  Water Resource and Water Storage Operations, Real Estate Operations, Corporate, Insurance Operations in Run Off, and Agribusiness Operations.

The accounting policies of the reportable segments are the same as those described in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.  Management analyzes segments using the following information:

Segment assets (in thousands):

	March 31, 2011	December 31, 2010
Total Assets:
Water Resource and Water Storage Operations	$229,146	$226,496
Real Estate Operations	161,147	146,897
Corporate	78,446	85,254
Insurance Operations in Run Off	145,084	155,407
Agribusiness Operations	68,552	78,448
	$682,375	$692,502

During the three months ended March 31, 2011, total assets in the real estate operations increased $14.3 million primarily due to acquisitions and development of real estate at UCP. Total assets in the agribusiness operations decreased $9.9 million during the first quarter of 2011 due to the payment of assumed liabilities. Total real estate and water assets increased by $15.7 million primarily due to the activity in UCP.

Segment revenues and income or loss before taxes (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Water Resource and Water Storage Operations	$353	$344
Real Estate Operations	1,171	1,979
Corporate	1,366	2,153
Insurance Operations in Run Off	4,786	2,126
Agribusiness Operations	2
Total revenues	$7,678	$6,602

Income (Loss) Before Taxes:
Water Resource and Water Storage Operations	$(1,580)	$(2,822)
Real Estate Operations	(1,740)	(894)
Corporate	(3,092)	(4,269)
Insurance Operations in Run Off	4,135	1,423
Agribusiness Operations	(385)
Loss before income taxes	$(2,662)	$(6,562)

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the first quarter of 2011.

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

Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q.

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

As of March 31, 2011 our business is separated into five operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Corporate;
•	Insurance Operations in “Run Off”; and
•	Agribusiness Operations

As of March 31, 2011, our major consolidated subsidiaries are (wholly – owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•	UCP, LLC (“UCP”), which acquires and develops partially-developed and finished residential housing lots in selected markets in California and Washington;
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
•
PICO Northstar Hallock, LLC, doing business as Northstar Agri Industries ("Northstar"), which is constructing a canola seed crushing facility in Hallock, Minnesota. We anticipate the plant to be fully constructed and to commence operations in 2012.

RESULTS OF OPERATIONS—THREE MONTHS ENDED MARCH 31, 2011 AND 2010

PICO Shareholders’ Equity

At March 31, 2011, we reported shareholders’ equity of $563.7 million ($24.83 per share), compared to $568.1 million ($25.03 per share) at December 31, 2010.  The $4.4 million decrease in shareholders’ equity for the first three months of 2011 was primarily due to a $5.6 million comprehensive loss.  Book value per share decreased by $0.20, or 0.8%, during the first three months of 2011.

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

For the first quarter of 2011, we reported comprehensive loss of $5.6 million which consisted primarily of a $2.8 million net decrease in unrealized appreciation in investments and a net loss of $2.1 million.

Segment Results of Operations

Our segment revenues and loss before taxes for the first quarter of 2011 and 2010 were:

	Three Months Ended
Thousands of dollars	March 31,
	2011	2010
Revenues:
Water Resource and Water Storage Operations	$353	$344
Real Estate Operations	1,171	1,979
Corporate	1,366	2,153
Insurance Operations in “Run Off”	4,786	2,126
Agribusiness Operations	2
Total revenues	$7,678	$6,602

Income (loss) before income taxes:
Water Resource and Water Storage Operations	$(1,580)	$(2,822)
Real Estate Operations	(1,740)	(894)
Corporate	(3,092)	(4,269)
Insurance Operations in “Run Off”	4,135	1,423
Agribusiness Operations	(385)
Loss before income taxes	$(2,662)	$(6,562)

The focus of our operations is building long – term shareholder value.  Our revenues and results of operations (income or loss before income taxes can fluctuate widely from period to period.  For example, we recognize revenue from the sale of real estate and water assets when specific transactions close, and as a result, sales of real estate and water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year.

First Quarter Net Loss

Our first quarter year-over-year net loss before income taxes decreased by $3.9 million.  The primary component of this decrease was $2.7 million increase in our net income before tax primarily from net realized investment gains in the insurance in run off segment.

First Quarter Revenues

Our first quarter revenues were $7.7 million in 2011, compared to $6.6 million in 2010, an increase of $1.1 million year-over-year.  This change was primarily due to a year-over-year increase of $2.7 million in the insurance in run off segment offset by a $787,000 decrease in our corporate segment.  The insurance segment increase is primarily a result of increases in net realized gains on investments during 2011, compared to 2010.

First Quarter Costs and Expenses

First quarter costs and expenses were $10.3 million in 2011, compared to $13.2 million in 2010, a decrease in year-over-year expenses of $2.9 million.  This decrease in year over year costs and expenses is primarily due to a reduction in operating expenses of $1.2 million in the water resource and water storage operations segment, and a reduction of $2 million in the corporate segment.

First Quarter Income Taxes and Noncontrolling Interest in Subsidiaries

In the first quarter of 2011, we reported a net loss of $2.1 million ($0.09 per share). We recorded a $1.3 million tax benefit and the noncontrolling interests reported a loss of $820,000.

We reported a net loss of $2.3 million ($0.08 per share) for the first quarter of 2010 after a $2.3 million tax benefit.  During the three months ended March 31, 2010, the noncontrolling interests reported a loss of $781,000.

Our effective tax rate for the first quarter of 2011 and 2010 was 49% and 35% respectively, compared to the federal corporate income tax rate of 35%. The difference is primarily due to the tax benefit of our share of the loss of our unconsolidated affiliate, offset by non-deductible compensation expense.

Our most significant subsidiary that is not wholly-owned is Fish Springs Ranch, LLC (“Fish Springs”).  Most of the losses attributable to the noncontrolling interests in our subsidiaries relate to our 49% partner’s share of the financing cost charged to Fish Springs by our wholly-owned subsidiary, Vidler, on the expenditures incurred to develop our water resources at Fish Springs Ranch.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended
Thousands of dollars	March 31,
	2011	2010
Revenues:
Sale of real estate and water assets	$74	$20
Net investment income	150	167
Other	129	157
Total revenues	353	344

Costs and expenses:
Cost of real estate and water assets	(5)	(6)
Depreciation and amortization	(290)	(278)
Overhead	(871)	(939)
Project expenses	(767)	(1,943)
Total costs and expenses	(1,933)	(3,166)
Loss before income taxes	$(1,580)	$(2,822)

Our water resource and water storage operations are conducted through Vidler and its subsidiaries.  Over the past few years, several large sales of real estate and water assets have generated most of Vidler's revenues.  Since the date of closing generally determines the accounting period in which revenues and cost of sales are recorded, Vidler's reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close.  Consequently, sales of real estate and water assets for any individual quarter are not indicative of likely revenues for future quarters or the full financial year.

Segment Revenues

There were no significant sales of real estate and water assets in the first quarter of 2011 and 2010.  Revenues generated in the first quarter of 2011 and 2010 consisted primarily of lease income from our ranch and farm properties and interest from the financing of certain water asset sales.

Segment Expenses

Overhead expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.  Overhead expenses of $871,000 in the first quarter of 2011 were not significantly different when compared to overhead expenses in the first quarter of 2010 of $939,000.

Project expenses consist of costs related to the development of existing water resources, such as operating and maintenance costs and professional fees.  Project expenses fluctuate from period to period depending on activity with Vidler's various water resource projects.  Costs related to the development of water resources which meet the criteria to be recorded as an asset in our financial statements are capitalized and charged to cost of sales in the period that revenue is recognized.  Project expenses principally relate to:

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

Project expenses were $767,000 in the first quarter of 2011, compared to $1.9 million in the first quarter of 2010.  The year-over-year decrease of $1.2 million is largely due to the reduction in expenses for exploration and drilling costs for the exploration phase of our water resource development project in New Mexico. These costs were expensed through the statement of operations as incurred in the first quarter of 2010. In the first quarter of 2011 approximately $1.2 million of development costs were capitalized with respect to this project as, after the recent completion of our groundwater model, we now consider the project more likely than not to generate revenues from permitted water rights sufficient to recover our capitalized costs. In the future, we do not anticipate incurring any further significant development costs associated with this project and we expect to present our scientific evidence to support the award of at least 1,200 acre - feet of permitted water rights to the New Mexico's State Engineer's Office in 2012.

Net Recharge Credits in Arizona

During the first quarter of 2011, Vidler acquired further water for storage (net recharge credits) in Arizona. As of March 31, 2011 we have over 400,000 net recharge credits (approximately 150,000 net recharge credits in the Phoenix Active Management Area and approximately 250,000 net recharge credits in our water storage facility in the Harquahala Valley).

REAL ESTATE OPERATIONS

	Three Months Ended
Thousands of dollars	March 31,
	2011	2010
Revenues:
Sale of real estate – Nevada Land		$78
Sale of real estate UCP	$802	1,501
Net investment income	146	160
Lease income and other	223	240
Total revenues	1,171	1,979

Costs and expenses:
Cost of real estate – Nevada Land		(7)
Cost of real estate - UCP	(473)	(1,035)
Operating expenses	(2,438)	(1,831)
Total costs and expenses	(2,911)	(2,873)
Loss before income taxes	$(1,740)	$(894)

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

Segment Assets

UCP continues to purchase and develop finished and partially-entitled residential lots. Primarily, these residential lots are located in select California markets; however, in the first quarter of 2011 we made our first acquisition outside California when we acquired 134 finished lots in the metro Seattle area of Washington state.  As of March 31, 2011, UCP owns or controls a total of 621 finished lots (which includes nineteen completed homes and 9 partially completed homes) and 4,730 potential lots in various stages of entitlement.  As of March 31, 2011, we have expended capital of approximately $122.5 million for the acquisition and development to date of these lots. Approximately $29.1 million of this capital has been financed by non-recourse, project specific debt.

Segment Revenues

In the first quarter of 2011, segment total revenues were $1.2 million.  UCP sold three completed homes in the first quarter of 2011 for total sales proceeds of $802,000. The gross margin on these sales was approximately 41%. Net investment income, primarily consisting of interest earned on land sales contracts where Nevada Land has provided vendor financing on prior period sales, was $146,000, and other revenues (primarily lease and royalty income from Nevada Land's properties) were $223,000. Nevada Land did not sell any land in the first quarter of 2011.

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

Segment Results of Operations

The first quarter segment loss increased from a loss of $894,000 in the first quarter of 2010 to a loss of $1.7 million in the first quarter of 2011.  The year over year increase in the net loss of $846,000 is due primarily to a combination of the following factors:

•	a decrease in the gross margin generated by the sale of land and homes at UCP of $137,000;
•	a decrease in the gross margin generated by land sales at Nevada Land of $71,000; and
•	an increase in overhead and interest expense of $607,000 as UCP continues to expand its operations.

CORPORATE

	Three Months Ended
Thousands of dollars	March 31,
	2011	2010
Revenues:
Net realized gain on sale or impairment of investments	$761	$1,508
Net investment income	605	611
Other		34
Total revenues	1,366	2,153

Costs and expenses:
Stock-based compensation expense	(1,130)	(805)
Deferred compensation expense	(1,162)	(2,383)
Foreign exchange gain (loss)	417	(545)
Other	(2,583)	(2,689)
Total costs and expenses	(4,458)	(6,422)
Loss before income taxes	$(3,092)	$(4,269)

This segment consists of cash and fixed-income securities, a 32% interest in spigit, inc. (see investment in unconsolidated affiliate below), and other parent company assets, liabilities and assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors.

Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, such as rent for our head office, stock-based compensation expense, and deferred compensation expense.  In any one period, corporate segment expenses can increase or decrease by one or more individually significant expense or benefit items which occur irregularly, such as the recording of stock-based compensation expense, or which fluctuate from period to period, for example, foreign currency gain or loss.  Consequently, typically corporate segment expenses are not directly comparable from year to year.

Segment Revenues

The corporate segment recorded revenues of $1.4 million in the first quarter of 2011, compared $2.2 million in the first quarter of 2010.  These totals include revenues earned on deferred compensation assets of $516,000 in the first quarter of 2011, and $2 million in the first quarter of 2010.

The $787,000 year-over-year decrease in segment revenues is principally due to a $747,000 reduction in net realized investment gains. Realized investment gains in this segment fluctuate from period to period, and arise primarily as a result of activity in our deferred compensation investment portfolios.

Segment Expenses

First quarter segment expenses decreased by approximately $2 million year over year, due to the net effect of a number of expense items.  The decrease was principally due to a $1.2 million reduction in deferred compensation expense year over year, and a $962,000 favorable change in net foreign exchange gain.

Deferred Compensation Expense

The investment income and realized gains or losses from the deferred compensation assets are recorded as revenues in the period that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense or recovery.  The change in net unrealized appreciation or depreciation in the deferred compensation assets each period is not recorded in revenues, but it is charged to compensation expense or loss.   Once the deferred compensation has been distributed, over the lifetime of the assets, the revenues and deferred compensation expense offset, and there is no net effect on segment results.  In other words, the participants bear the risk of the investment return on the deferred compensation assets.

When the market value of the underlying assets increases such as the first quarters of 2010 and 2011, an expense is recorded to reflect the increase in the payable.  Deferred compensation expense was $1.2 million in the first quarter of 2011, compared to $2.4 million in the first quarter of 2010.

Stock-Based Compensation Expense

The stock-based compensation expense recognized in this segment principally consists of costs related to Restricted Stock Units (“RSU”). For the three months ended March 31, 2011 and 2010, the Company recorded $1.1 million and $805,000 in stock-based compensation expense for all stock-based awards. The year over year increase was due to the expense related to additional RSU granted in 2010.

We expect to record the remaining $13.3 million of unrecognized stock-based compensation expense ratably until the last award vests in October 2014.

Foreign Exchange Gain or Loss

The foreign exchange gain recorded in this segment for the first quarter of 2011 results primarily from an inter-company loan denominated in Swiss Francs with our wholly-owned subsidiary PICO European Holdings, LLC.

Segment expenses were reduced by a $417,000 foreign exchange gain in the first quarter of 2011, compared to a loss of $545,000 in the first quarter of 2010. The majority of this increase in the foreign exchange gain resulted from the fluctuation in the exchange rates between the Swiss Franc and US dollar and the impact that had on the inter-company loan balance.

 Investment in Unconsolidated Affiliate

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in the corporate segment.  At March 31, 2011, the most significant such business was spigit inc., a developer of social productivity software for enterprises, which has established a customer base including several companies in the Fortune 2000.

Our investment in spigit is carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we can exercise significant influence over the operating and financial policies of spigit.

During the three months ended March 31, 2011, spigit raised additional capital and as a result, our ownership dropped from 37% to 32%. Our share of spigit's loss is recorded in our statement of operations in the line captioned “Equity in loss of unconsolidated affiliate”, and was $1.6 million in the first quarter of 2011, and $558,000 in the first quarter of 2010. The increase in the loss was due primarily to increased overhead and other expenses reported by spigit.

INSURANCE OPERATIONS IN “RUN OFF”

	Three Months Ended
Thousands of dollars	March 31,
	2011	2010
Revenues:
Net investment income	$280	$451
Net realized gain on sale or impairment of investments	4,489	1,642
Other	17	33
Total revenues	4,786	2,126

Total costs and expenses	(651)	(703)
Income before income taxes	$4,135	$1,423

This segment consists of Physicians and Citation, whose operations are in “run off”.  This means that Physicians and Citation are handling and resolving claims on expired policies, but not writing any new business.

Once an insurance company is in “run off” and the last of its policies have expired, typically most revenues come from net investment income (interest from fixed-income securities and dividends from stocks) earned from deploying funds held as part of their insurance business in investment securities.  In addition, realized gains or losses arise from the sale or impairment of the securities held. These assets are available to pay claims received by the insurance company.

Revenues and results in this segment vary considerably from period to period and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains and losses, and development in our loss reserves.

Net Realized Investment Gain or Loss

The $4.5 million net realized investment gain reported in the first quarter of 2011 consisted of realized gains on the sale of various portfolio holdings.

The $1.6 million net realized investment gain reported in the first quarter of 2010 primarily consisted of $1.8 million in realized gains on the sale of various portfolio holdings, which were partially offset by $159,000 in charges for other-than-temporary impairment of our holdings in various equities. The increased net realized investment gains in 2011 were primarily attributable to additional sales.

Physicians Loss Reserves

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	March 31, 2011	December 31, 2010
Direct Reserves for medical professional liability insurance	$1,870	$1,934

  There were no unusual trends in claims during the first three months of 2011.

Citation Loss Reserves

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	March 31, 2011	December 31, 2010
Property & Casualty Insurance
Direct Reserves	$510	$518
Ceded Reserves	(97)	(97)
Net property and casualty insurance reserves	413	421

Workers’ Compensation
Direct Reserves	19,899	20,363
Ceded Reserves	(13,498)	(13,890)
Net workers’ compensation insurance reserves	6,401	6,473
Total net reserves	$6,814	$6,894

•	Direct reserves for workers' compensation claims declined by $464,000, which was partially offset by the recovery of $392,000 from our reinsurers.

No unusual trends in claims were noted during the first three months of 2011.

AGRIBUSINESS OPERATIONS

Three Months Ended
Thousands of dollars	March 31,
2011
Revenues:
Net investment income	$2
Total revenues	2

Total costs and expenses	(387)
Loss before income taxes	$(385)

In December 2010, we completed a business combination and funded $60 million of equity to finance a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”), which will construct and operate a canola seed processing plant near Hallock, Minnesota.  It is anticipated that construction will be complete, and that the plant will commence production of canola oil and canola meal, in the fourth quarter of 2012. The plant will have initial crushing capacity of 1,000 tons per day.  Pending the completion of additional environmental permitting, it is estimated that the capacity can be increased to 1,500 tons per day at a cost of approximately $10.5 million.

Construction of the plant began in January 2011.  Guaranteed Maximum Price construction, engineering, and technology contracts have been executed with Karges-Faulconbridge Inc., McGough Industrial Construction LLC, and Crown Iron Works.  Each of these firms has significant prior experience in the industry. As of March 31, 2011 construction - in progress of the plant was approximately $18.9 million.

Operating expenses in the quarter ended March 31, 2011 primarily represent salaries and benefits of the personnel in place to oversee the construction and operation of the plant but also include operating expenses such as insurance and office costs. In future quarters we expect operating expenses to increase as more staff is recruited for all aspects of the future operation of the plant.

Northstar is raising a further $100 million to complete the construction and development of the plant, and for working capital.  Northstar has received a $100 million non-recourse, senior secured construction loan commitment from ING Capital LLC (“ING”), which will serve as the administrative agent and lead arranger for the facility.  The credit facility is underwritten, but ING has the right to require the Company to raise up to $50 million of the facility, if the facility is not fully syndicated by ING by May 31, 2011.  If ING has not fully syndicated the credit facility by this date, we would have to raise up to $50 million through our existing cash resources and, potentially, through additional borrowings at Northstar, or the offering of equity, debt, or a combination of the two by the PICO parent company, and/or the sale of assets.  We expect to close on the entire construction loan financing at or around the end of the second quarter of 2011.  See “Liquidity and Capital Resources”

LIQUIDITY AND CAPITAL RESOURCES—THREE MONTHS ENDED MARCH 31, 2011 AND 2010

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in publicly-traded securities in our insurance companies' and deferred compensation investment portfolios.  On a consolidated basis, we had
$109.4 million in cash and cash equivalents at March 31, 2011, compared to $114.8 million at December 31, 2010.  In addition to cash and cash equivalents, at March 31, 2011 the consolidated group held fixed-income securities with a market value of $42.9 million, and publicly-traded equities with a market value of $78 million.

Our liquid funds are principally invested in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.

The cash and cash equivalents, fixed-income securities, and publicly-traded equities held in each segment at March 31, 2011 are:

•	the water resource and water storage operations segment holds cash of $5.6 million;
•	the real estate operations segment holds cash of $5.9 million;
•
the insurance operations in “run off” segment holds cash of $30.9 million, fixed-income securities with a market value of $17.4 million, and publicly-traded equities with a market value of $65.6 million;

•
the corporate segment holds cash of $19.4 million, fixed-income securities with a market value of $8.6 million, and a publicly-traded equity with a market value of $1.2 million.  In addition, cash of $6.8 million, fixed-income securities with a market value of $16.9 million, and publicly-traded equities with a market value of $11.2 million are held in deferred compensation Rabbi Trusts within the corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities; and

•	the agribusiness operations segment holds cash of $40.8 million.

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

In broad terms, the cash flow profile of our principal operating subsidiaries is:

•
To date, a substantial portion of Vidler's revenue has come from the one-time sale of strategic water assets.  These assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S.  The timing and size of sales and cash flows depend on a number of factors which are difficult to project, and provide no basis of comparison from one accounting period to another.  Vidler generates free cash flow when receipts from the sale of real estate and water assets exceed maintenance capital expenditure, development costs, financing costs, and operating expenses.  In the interim, Vidler finances its exploration and development costs from existing cash resources.  As of March 31, 2011, we anticipate that Vidler's existing cash balance will cover budgeted overhead expenses and project expenses for the next 12 months.  The timing and size of Vidler's project expenses are generally discretionary;

•
Although UCP made some initial sales of lots during 2009, 2010, and the first quarter of 2011, to date our focus has been on building the business through acquiring finished and partially-developed residential lots in selected California markets and in metropolitan Seattle, Washington.  It is our intention that UCP will finance any additional acquisitions or development costs internally with the proceeds from the sale of existing lots, and/or through external financing.

•
In December 2010, we closed on an agreement to invest $60 million for an 88% ownership interest in a canola processing plant to be constructed and operated by Northstar near Hallock, Minnesota.  The plant is expected to be operational by the end of 2012.  The total cost of the facility and initial working capital requirements are estimated at $168 million.  Northstar is raising a further $100 million to complete the construction and development of the plant, and for working capital.  Northstar has obtained a $100 million non-recourse, senior secured construction loan commitment from ING.  The credit facility is underwritten, but ING has the right to require the Company to purchase up to $50 million of the facility, if the facility is not fully syndicated by ING by May 31, 2011.  If ING has not fully syndicated the credit facility by this date, we would have to raise up to $50 million through our existing cash resources and, potentially, through additional borrowings at Northstar, or the offering of equity, debt, or a combination of the two by the PICO parent company, and/or the sale of assets.  We expect to close on the construction loan facility in or around the end of the second quarter of 2011.  Construction of the plant began in January 2011.  During the first quarter of 2011, $19.2 million of the $60 million of cash used to fund Northstar was drawn down to finance construction. We anticipate that the remaining $40.8 million of cash used to fund Northstar to date will be drawn down during the second and third quarters of 2011;

•
Nevada Land is selling real estate which has reached its highest and best use.  Nevada Land's principal sources of cash flow are the proceeds of cash real estate sales and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing.  These receipts and other revenues exceed Nevada Land's operating and development costs, so Nevada Land is generating positive cash flow; and

•
Investment income more than covers the operating expenses of the “run off” insurance companies, Physicians and Citation.  The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in the insurance companies' investment portfolios, and recoveries from reinsurance companies.

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends.  At March 31, 2011, the insurance companies had a combined total of $72.1 million in statutory surplus.  We are in the process of obtaining regulatory approval for Physicians to pay an extraordinary dividend of approximately $16.9 million.

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments.  When interest rates are at very low levels, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

The fixed-income securities held by our insurance companies consist of bonds with 10 years or less to maturity (in thousands):

	Fair Value	Percentage of Total
Issuer	March 31, 2011	Fair Value
U.S. Treasury	$5,647	32%
Government-sponsored enterprises	4,124	24%
State of California general obligations	3,290	19%
Domestic investment-grade corporate bonds	3,141	18%
Foreign corporate bond (no credit rating)	1,176	7%
	$17,378	100%

Apart from the cash balances held by the insurance companies and in the deferred compensation Rabbi Trusts in the Corporate segment, the cash in the rest of the group is generally unrestricted and can be freely transferred, and allocated to any segment, depending on the cash resources and cash requirements of the companies within the segment.

At March 31, 2011, excluding the cash in the insurance companies and the Rabbi Trusts, and the cash used to fund Northstar, the parent company and its operating subsidiaries had cash of $30.9 million, which is available to cover overhead or to allocate to new or existing projects in any segment. In addition, the parent company and its operating subsidiaries had fixed-income securities with a market value of $8.6 million, and a publicly-traded equity security with a market value of $1.2 million at March 31, 2011.

We estimate that the parent company has sufficient cash and fixed-income securities to cover its cash needs for the next 12 months.  However, ING has the right to require the Company to purchase up to $50 million of the facility, if ING has not fully syndicated the credit facility by May 31, 2011. If ING has not fully syndicated the credit facility by this date, we would have to raise up to $50 million through our existing cash resources and, potentially, through additional debt at Northstar, or a debt or equity offering, or a combination of the two by the PICO parent company, and/or the sale of assets.

We are currently budgeting for UCP to make significant sales in 2012 and beyond, which will provide cash that can be allocated to any segment.  However, if the budgeted sales for UCP do not occur as scheduled, and in the absence of significant sales in another segment or receipt of extraordinary dividends from Physicians, the parent company may require additional financing in 2011 or 2012, particularly if the Northstar construction loan facility is not fully syndicated by May 31, 2011, as discussed above.  Potential additional funding for the parent company could come from a number of sources, including debt, or a debt or equity offering, or a combination of the two, and/or the sale of assets.

As shown in our condensed consolidated statements of cash flow, cash and cash equivalents decreased by $5.3 million in the first quarter of 2011, compared to a $31.7 million net decrease in the first quarter of 2010.

Cash Flows From Operating Activities

During the first quarter of 2011, operating activities used $22.9 million in cash.  The principal operating cash outflow was $9.9 million for real estate and water assets, which primarily reflected $8 million expended by UCP to acquire and develop lots net of debt financing of $6.1 million.  Other operating cash outflows included project expenses at Vidler, and overhead expenses.  The principal operating cash inflows were lot sales by UCP, and investment income from the Insurance Operations in “Run Off” segment and from liquid funds held in the other segments.

During the first quarter of 2010, operating activities used $31.6 million in cash.  The principal operating cash outflow was $30.3 million for real estate and water assets, which primarily reflected Vidler's purchase of water in storage in metropolitan Phoenix, Arizona area for $15.8 million, and $13.6 million expended by UCP to acquire and develop lots.

Cash Flows From Investing Activities

Investing activities provided $22.7 million of cash in the first quarter of 2011.  Proceeds from the maturity and call of bonds provided cash of $1 million, and we purchased $3.4 million of fixed-income securities, which principally reflects activity in our insurance company portfolios. Proceeds from the sale of stocks provided cash of $35.4 million, and we purchased $2.5 million of new equities.

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

Cash Flows From Financing Activities

Financing activities used $4.9 million of cash in the first quarter of 2011. This represented the repayment of a $4.9 million (CHF4.5 million) fixed advance which matured in March 2011, utilizing available Swiss Franc cash held in the Insurance Operations in “Run Off” segment.

There were no cash flows from financing activities in the first quarter of 2010.

We currently have total borrowing capacity in Switzerland of $22.3 million (CHF20.5 million), consisting of $16.9 million (CHF15.5 million) of fixed advances due for repayment in 2014, and a $5.4 million (CHF5 million) current account credit facility.  At March 31, 2011, only the $16.9 million (CHF15.5 million) of fixed advances were outstanding:

•	a fixed advance of $3.3 million (CHF3 million) maturing in February 2014, at a 3.81% interest rate; and
•	a fixed advance of $13.6 million (CHF12.5 million) maturing in May 2014, at a 3.72% interest rate.

Our only other debt consist of $29.1 million in non-recourse notes payable on properties owned by UCP, and $1.3 million in non-recourse notes payable on one of Vidler's ranch properties.

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

Universal Shelf Registration Statement

On April 4, 2011, we filed an immediately effective universal shelf registration statement for the periodic offering and sale of up to $400 million of common stock, preferred stock, debt securities, purchase contracts, and warrants, or any combination thereof, in one or more offerings, over a period of three years.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to fixed maturity securities, equity price risk as it relates to marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our debt is short to medium term in nature and therefore approximate fair value. At March 31, 2011, we had $42.9 million of fixed maturity securities, $6.8 million of which were denominated in New Zealand dollars, $78 million of marketable equity securities that were subject to market risk, $27.3 million of which were denominated primarily in Swiss Francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.
We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At March 31, 2011, the model calculated a loss in fair value of $1 million. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $15.6 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $4 million that would impact the foreign currency translation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

We commenced implementation of a new accounting system during the third quarter of 2010 that is scheduled to be completed in multiple phases through 2011.  During each phase of the implementation, an appropriate level of employee training, testing of the system and monitoring of the financial results recorded in the system is conducted.  This migration to a new system represents a material change in internal control over financial reporting.  Accordingly, our system of internal control over financial reporting has been updated.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 20211, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2011, however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the first quarter of 2011.

Item 1A:  Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (our “2010 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2010 Form 10-K.

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

PICO HOLDINGS, INC.

Date:	May 9, 2011	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)