Form 10-Q
period 2011-06-30
PICO HOLDINGS INC /NEW
filed 2011-08-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 033-36383
PICO HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation)	33-36383 (Commission File Number)	94-2723335 (IRS Employer Identification No.)

7979 Ivanhoe Avenue, Suite 300
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
Yes ☐ No ☒
On August 9, 2011, the registrant had 22,704,904 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Six Months Ended June 30, 2011

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements
PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Available-for-sale investments:
Fixed maturities	$36,727	$41,010
Equity securities	66,791	110,410
Total available-for-sale investments	103,518	151,420
Other Investments	3,636	7,228
Total investments	107,154	158,648

Cash and cash equivalents	101,810	114,759
Notes and other receivables, net	8,795	9,251
Reinsurance receivables	13,648	14,551
Real estate and water assets, net	369,837	355,570
Property and equipment, net	45,247	12,590
Net deferred income taxes	25,950	20,039
Other assets	11,302	7,094
Total assets	$683,743	$692,502

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses	$21,986	$22,816
Debt	50,203	45,743
Deferred compensation	36,712	37,879
Other liabilities	11,199	15,340
Total liabilities	120,100	121,778

Commitments and Contingencies

Common stock, $.001 par value; authorized 100,000 shares, 27,122 issued and 22,705 outstanding at June 30, 2011, and 27,117 issued and 22,700 outstanding at December 31, 2010	27	27
Additional paid-in capital	544,331	542,072
Retained earnings	88,810	88,830
Accumulated other comprehensive income	7,369	15,327
Treasury stock, at cost (common shares: 4,417 in 2011 and in 2010)	(78,152)	(78,152)
Total PICO Holdings, Inc. shareholders’ equity	562,385	568,104
Noncontrolling interest in subsidiaries	1,258	2,620
Total shareholders' equity	563,643	570,724
Total liabilities and shareholders' equity	$683,743	$692,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Sale of real estate and water assets	$6,837	$2,141	$7,712	$3,739
Net investment income	1,295	1,973	2,478	3,363
Net realized gain on sale and impairment of investments	7,259	1,663	12,510	4,813
Other	563	1,046	931	1,510
Total revenues	15,954	6,823	23,631	13,425
Costs and expenses:
Operating and other costs	6,247	7,903	15,634	19,191
Cost of real estate and water assets sold	5,446	1,401	5,924	2,448
Depreciation and amortization	335	328	664	653
Interest		405	146	909
Total costs and expenses	12,028	10,037	22,368	23,201
Income (loss) before income taxes	3,926	(3,214)	1,263	(9,776)
Provision (benefit) for federal, foreign, and state income taxes	730	(867)	(582)	(3,144)
Equity in loss of unconsolidated affiliate	(2,143)	(914)	(3,717)	(1,472)
Net income (loss)	1,053	(3,261)	(1,872)	(8,104)
Net loss attributable to the noncontrolling interests	1,032	761	1,852	1,542
Net income (loss) attributable to PICO Holdings, Inc.	$2,085	$(2,500)	$(20)	$(6,562)

Net income (loss) per common share – basic:
Net income (loss) per common share	$0.09	$(0.11)	$—	$(0.29)
Weighted average shares outstanding	22,700	22,611	22,700	22,603

Net income (loss) per common share – diluted:
Net income (loss) per common share	$0.09	$(0.11)	$—	$(0.29)
Weighted average shares outstanding	22,964	22,611	22,700	22,603

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, Shares	Treasury Stock, at Cost	Non- controlling Interest	Comprehensive Loss attributable to PICO Holdings, Inc.	Total
Beginning balance, January 1, 2011	27,117	$27	$542,072	$88,830	$15,327	4,417	$(78,152)	$2,620		$570,724
Stock-based compensation expense	5		2,259							2,259
Changes in ownership of noncontrolling interest								490		490
Comprehensive loss:
Net loss				(20)				(1,852)	$(20)	(1,872)
Other comprehensive loss, net of tax:
Unrealized loss on securities					(7,483)				(7,483)	(7,483)
Foreign currency translation					(475)				(475)	(475)
Other comprehensive loss									(7,958)	(7,958)
Comprehensive loss									$(7,978)	$(9,830)
Ending balance, June 30, 2011	27,122	$27	$544,331	$88,810	$7,369	4,417	$(78,152)	$1,258		$563,643

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, Shares	Treasury Stock, at Cost	Non- controlling Interest	Comprehensive Loss attributable to PICO Holdings, Inc.	Total
Beginning balance, January 1, 2010	27,020	$27	$539,792	$100,002	$21,094	4,425	$(78,272)	$(2,948)		$579,695
Stock-based compensation expense	6		2,496							2,496
Exercise of restricted stock unit	46		(764)							(764)
Comprehensive loss:
Net loss				(6,562)				(1,542)	$(6,562)	(8,104)
Other comprehensive loss, net of tax:
Unrealized loss on securities					(2,997)				(2,997)	(2,997)
Foreign currency translation					(360)				(360)	(360)
Other comprehensive loss									(3,357)	(3,357)
Comprehensive loss									$(9,919)	$(11,461)
Ending balance, June 30, 2010	27,072	$27	$541,524	$93,440	$17,737	4,425	$(78,272)	$(4,490)		$569,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
OPERATING ACTIVITIES:
Net cash used in operating activities	$(25,998)	$(42,980)

INVESTING ACTIVITIES:
Purchases of investments	(8,002)	(21,016)
Proceeds from sale of investments	58,235	19,658
Proceeds from maturity of investments	2,386	2,512
Purchases of property and equipment	(32,885)	(536)
Other investing activities, net	(102)
Net cash provided by investing activities	19,632	618

FINANCING ACTIVITIES:
Repayments of debt	(5,014)
Excess tax benefits from share based payment arrangements		379
Net cash provided by (used in) financing activities	(5,014)	379

Effect of exchange rate changes on cash	(1,569)	787

DECREASE IN CASH AND CASH EQUIVALENTS	(12,949)	(41,196)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,759	154,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$101,810	$113,349

SUPPLEMENTAL CASH FLOW INFORMATION:
Payment for federal, foreign, and state income taxes	$16	$831
Interest paid, net of amounts capitalized	$525	$425
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate	$7,446	$1,329

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, unpaid losses and loss adjustment expenses, real estate and water assets, deferred income taxes, stock-based compensation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2011, and December 31, 2010, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At June 30, 2011, the Company had one stock-based payment arrangement outstanding:

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

The Company has three different equity incentive awards outstanding under the Plan at June 30, 2011, and during the three and six months ended June 30, 2011, the Company recorded $1.1 million and $2.3 million of stock-based compensation expense, respectively. During the three and six months ended June 30, 2010, the company recorded $1.7 million and $2.5 million of stock-based compensation expense, respectively.

A summary of activity of the RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2011	594,000	4,200
Granted		5,046
Vested		(4,200)
Outstanding at June 30, 2011	594,000	5,046
Unrecognized compensation cost (in thousands)	$12,225	$136

Stock-Settled Stock Appreciation Rights:
There were no SAR granted or exercised during the six months ended 2011 or 2010. However, 10,000 SAR expired worthless during 2011.
There was no compensation expense recognized for SAR during the three and six months ended June 30, 2011 as there were no unvested SAR in those periods. Compensation expense recognized for SAR for the three and six months ended June 30, 2010, was $273,000 and $546,000 respectively. At June 30, 2011, there are no unvested SAR.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2011	1,822,079	$36.15	5.5 years
Expired	(10,000)	$33.76
Outstanding and exercisable at June 30, 2011	1,812,079	$36.16	5 years

At June 30, 2011, none of the outstanding SAR were in-the-money.

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

At June 30, 2011 and December 31, 2010, the Company had $36.7 million and $37.9 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.  The assets of the plan are held in Rabbi Trust accounts.  Such accounts hold various investments that are consistent with the Company’s investment policy, and accounted and reported for as available-for-sale securities in the accompanying condensed consolidated balance sheets.  Assets of the trust will be distributed according to predetermined payout elections established by each participant.

The deferred compensation liability decreased by $1.2 million during the six months ended June 30, 2011 primarily due to $3.4 million in distributions of plan assets to participants, offset by an increase in the fair value of the assets of $2.2 million. Included in operating and other costs in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2011 is compensation expense of $1.1 million and $2.2 million, respectively. For the three and six months ended June 30, 2010, operating and other costs includes a recovery of compensation expense of $673,000 and an expense of $1.7 million, respectively.

Real Estate and Water Assets:

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the assets, the asset is available for sale in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next year.  At June 30, 2011 and December 31, 2010, the Company had $6.8 million and $4.3 million of real estate classified as held for sale.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, current economic trends and underlying value of the real estate.  The notes are typically secured by the assets which allows the Company to recover the underlying property if and when a buyer defaults.  No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during the six months ended June 30, 2011 and 2010.

Operating and Other Costs:

Operating and other costs include a foreign currency gain or loss that results primarily from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries. For the three and six months ended June 30, 2011 the Company reported a foreign currency gain of $2.4 million and $2.8 million, respectively.  For the three and six months ended June 30, 2010, the Company reported a foreign currency loss of $629,000 and $1.2 million, respectively.

Provision for Income Taxes:

The Company's provision for income tax expense includes federal, foreign, and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities.  The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

The Company evaluates the likelihood of the realization of its deferred tax assets, and adjusts the carrying amount of the deferred tax assets by a valuation allowance to the extent the future realization of the deferred tax assets is judged to be not more likely than not. The Company considers all available positive and negative evidence when assessing the likelihood of future realization of its deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carry forward periods available to the Company for tax reporting purposes, historical use of tax attributes, and availability of tax planning strategies. If certain evidence trends negatively or events do not transpire as expected, additional valuation allowance could be required.
The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  For the three and six months ended June 30, 2011 and 2010, there were no significant amounts recorded for interest or penalties related to uncertain tax positions.
The effective income tax reported for the three and six months ended June 30, 2011, was a tax provision of 19%, and a tax benefit of 46%, respectively, and a tax benefit of 27% and 32% for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2011, the effective rate differs from the statutory rate primarily due to recording tax benefit on the loss from unconsolidated affiliates in the tax provision, while the loss that creates that benefit is recorded below the tax provision on a separate line in the accompanying financial statements, offset by certain non-deductible compensation expense. The effective rate in 2010 includes the aforementioned items and also includes certain foreign tax expense.
At June 30, 2011, a valuation allowance of $4.1 million has been recorded for state deferred tax assets as the Company cannot conclude that it is more likely than not that future taxable income in the relevant taxing jurisdictions will be sufficient to realize the related income tax benefits for these assets.

Debt:
On June 13, 2011, Northstar entered into a credit agreement with various lenders and ING Capital, LLC.  Under the agreement, the lenders have committed to loan Northstar up to (i) $89.5 million pursuant to senior secured, multi-draw term loans to fund construction of the project and (ii) $10.5 million pursuant to a senior secured revolving credit facility to fund working capital upon project completion.  Interest will accrue under the facility at a variable rate. Repayment of interest on the term loans will be made quarterly and repayment of principal will be amortized over five years beginning upon the earlier of project construction completion and April 15, 2013. The revolving credit facility will be available until the earlier of the fifth anniversary of project construction completion and April 15, 2018.  Repayment of the loans may be accelerated by the lenders in the event certain covenants or conditions are not met. As of June 30, 2011, Northstar has not drawn any amounts under the term loans as it has funded construction entirely out of the $60 million investment made in December 2010. However, Northstar will make its first draw in mid-August 2011.

Under the original terms of the credit facility underwriting, ING had the right to require PICO to purchase up to $50 million if the facility was not fully syndicated by May 31, 2011. As of June 30, 2011, ING had syndicated $83.3 million of the $100 million resulting in a total commitment of up to $16.7 million due from PICO. Pursuant to the terms of the credit agreement, the Company expects any term loans made by PICO will be immediately refinanced into preferred membership units.

In connection with the credit agreement, PICO also entered into an agreement to contribute capital with ING under which it agreed to make further equity contributions to Northstar to cover any cost overruns in project construction. As of June 30, 2010, no cost overruns have been projected.

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance that requires the presentation of comprehensive income to report the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, applied on a prospective basis. The Company does not expect the updated guidance to have a material impact on the presentation of the condensed consolidated financial statements.

2.  Net Income or Loss Per Share

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

For the six months ended June 30, 2011 and the three and six months ended 2010, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive. For the three months ended June 30, 2011, the Company's RSU were included in the diluted per share calculation using the treasury stock method (the SAR outstanding were excluded because they were out-of-the money).

3.  Comprehensive Loss

Comprehensive income or loss, net of income tax is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss)	$1,053	$(3,261)	$(1,872)	$(8,104)
Other comprehensive loss, net of tax:
Unrealized depreciation on available-for-sale securities	(4,707)	(1,810)	(7,483)	(2,997)
Foreign currency translation	221	(286)	(475)	(360)
Total other comprehensive loss, net of tax	(4,486)	(2,096)	(7,958)	(3,357)
Comprehensive loss	(3,433)	(5,357)	(9,830)	(11,461)
Comprehensive loss attributable to the noncontrolling interest	1,032	761	1,852	1,542
Comprehensive loss attributable to PICO Holdings, Inc.	$(2,401)	$(4,596)	$(7,978)	$(9,919)

Total comprehensive loss is net of a deferred income tax benefit of $3.1 million and $1.5 million for the three months ended June 30, 2011 and 2010, respectively, and $5.9 million and $3 million, for the six months ended June 30, 2011 and 2010, respectively.

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2011	December 31, 2010

Net unrealized appreciation on available-for-sale investments	$12,625	$20,108
Foreign currency translation	(5,256)	(4,781)
Accumulated other comprehensive income	$7,369	$15,327

The accumulated balance is net of deferred income tax liability of $4 million at June 30, 2011 and $8.4 million at December 31, 2010.

The following table reports the cost and carrying value of available-for-sale investments at June 30, 2011 and December 31, 2010 (in thousands):

June 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$6,506	$102	$(11)	$6,597
Municipal bonds	3,133	222		3,355
Corporate bonds	23,421	821	(211)	24,031
Government sponsored enterprises	2,628	116		2,744
	35,688	1,261	(222)	36,727
Marketable equity securities	48,104	19,594	(907)	66,791
Total	$83,792	$20,855	$(1,129)	$103,518

December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$4,911	$56	$(64)	$4,903
Municipal Bonds	3,147	107		3,254
Corporate bonds	28,365	783	(675)	28,473
Government sponsored enterprises	4,193	187		4,380
	40,616	1,133	(739)	41,010
Marketable equity securities	80,664	30,687	(941)	110,410
Total	$121,280	$31,820	$(1,680)	$151,420

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	2011		2010
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury securities	$1,018	$11	$3,494	$64
Corporate bonds			11,286	196
	1,018	11	14,780	260
Marketable equity securities	7,973	773	5,907	459
Total	$8,991	$784	$20,687	$719

	2011		2010
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$7,204	$211	$7,053	$479
Marketable equity securities	3,638	134	2,534	482
Total	$10,842	$345	$9,587	$961

Marketable Equity Securities:  The Company’s investments in marketable equity securities totaled $66.8 million at June 30, 2011, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets.  Equity securities are researched, and purchased, on a case by case basis depending on the fundamental characteristics of the individual security.  The Company reviewed its equity securities in an unrealized loss position, and concluded that these investments were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses is normal market volatility.  During the three and six months ended June 30, 2011, the Company recorded $38,000 of other-than-temporary impairment charges on marketable equity securities. During the three and six months ended June 30, 2010, the Company recorded $150,000 and $311,000, respectively, of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and U.S. Treasury Obligations: The Company owns various fixed maturity bonds in its portfolio. The U.S. Treasury, municipal and government-sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements for the insurance companies. The remainder of the bond portfolio consists of corporate bonds, which are researched, and purchased, on a case by case basis depending on the maturity and yield-to-maturity of the bond, and an analysis of the fundamental characteristics of the issuer.  At June 30, 2011, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. During the three and six months ended June 30, 2011, and 2010 the Company did not record any impairment charges on investments in fixed maturity securities.

Fair Value Measurements:
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The Company owns $35 million of available-for-sale equity securities that trade on over-the-counter bulletin board markets. At June 30, 2011, the Company classified $15.4 million of those securities as Level 2 due to the trading volumes being lower than expectations, coupled with wide bid/ask spreads, lack of current publicly available information, or few or no recent transactions. A description of the levels follows the table below.

At June 30, 2011 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2011
Available-for-sale securities (A)	$88,083	$15,435		$103,518
Liabilities
Deferred compensation (B)	$36,712			$36,712

At December 31, 2010 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Available-for-sale securities (A)	$132,677	$18,743		$151,420
Liabilities
Deferred compensation (B)	$37,879			$37,879

(A) Where there are quoted market prices that are readily available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 available-for-sale investments are valued using quoted market prices multiplied by the number of shares owned and debt securities are valued using a market quote in an active market. All Level 2 available-for-sale securities are one class because they all contain similar risks and are valued using market prices and include securities where the markets are not active, that is where there are few transactions, or the prices are not current or the prices vary considerably over time. Inputs include directly or indirectly observable inputs such as quoted prices. Level 3 available-for-sale securities would include securities where valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

Investment in Unconsolidated Affiliate (spigit inc.):

During the six months ended June 30, 2011, spigit, inc. raised additional capital and as a result, the Company's ownership dropped from 37% to 32%. The Company's share of spigit's loss was $2.1 million and $3.7 million for the three and six months ended June 30, 2011, respectively, and $914,000, and $1.5 million for the three and six months ended June 30, 2010, respectively.

The following is unaudited summarized financial information of spigit, inc. for the six months ended June 30, 2011 and 2010 (in thousands):

	June 30, 2011	June 30, 2010
Revenues	$3,906	$1,605
Gross profit	$2,574	$1,605
Loss from continuing operations and net loss	$(11,616)	$(3,978)

The carrying value of the investment was $1.6 million and $5.2 million at June 30, 2011 and December 31, 2010 respectively, and is reported in other investments in the accompanying balance sheets.

4.  Disclosures About Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

—
Cash and Cash Equivalents: Carrying amounts for these items approximate fair value because of the short maturity of these instruments. The majority of the Company’s cash is held in the Federated Government Obligations Money Market Fund.

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

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at June 30, 2011 (in thousands).

	June 30, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$101,810	$101,810
Fixed maturities	$36,727	$36,727
Equity securities	$66,791	$66,791
Notes and other receivables, net	$8,795	$8,795
Reinsurance receivable	$13,648	$13,648
Financial liabilities:
Debt	$50,203	$50,203

5.  Segment Reporting

PICO is a diversified holding company engaged in five operating and reportable segments:  Water Resource and Water Storage Operations, Real Estate Operations, Corporate, Insurance Operations in Run Off, and Agribusiness Operations.

The accounting policies of the reportable segments are the same as those described in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.  During the three months ended June 30, 2011, the insurance in run off segment paid a dividend to the corporate segment, consisting of cash, a publicly traded equity security, and a subsidiary holding various investments in publicly traded equity securities, changing the composition of both segments. As a result, all prior period results, including total assets, revenues, and income or loss before taxes for the insurance in run off segment and corporate segment have been restated to reflect the change in the segment composition as of the beginning of the earliest period presented in this report.

Management analyzes segments using the following information:

Segment assets (in thousands):

	June 30, 2011	December 31, 2010
Total Assets:
Water Resource and Water Storage Operations	$227,856	$226,496
Real Estate Operations	158,509	146,897
Corporate	121,766	125,789
Insurance Operations in Run Off	106,875	114,872
Agribusiness Operations	68,737	78,448
	$683,743	$692,502

Segment Assets:

During the six months ended June 30, 2011, total assets in the real estate operations increased $11.6 million primarily due to acquisitions and development of real estate at UCP. Total assets in the agribusiness operations decreased $9.7 million during the six months ended June 30, 2011 primarily due to the payment of assumed liabilities.

Consolidated Assets:

On a consolidated basis, during the six months ended June 30, 2011, total real estate and water assets increased by $14.3 million primarily due to the activity in UCP, total investments decreased $51.5 million primarily due to sale of equity securities, and property and equipment increased $32.7 million primarily from construction costs for the canola plant being built in Hallock, MN.

Segment revenues and income or loss before taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Water Resource and Water Storage Operations	$336	$1,780	$688	$2,125
Real Estate Operations	7,172	1,746	8,343	3,725
Corporate	2,377	1,885	4,876	4,827
Insurance Operations in Run Off	6,063	1,412	9,716	2,748
Agribusiness Operations	6		8
Total revenues	$15,954	$6,823	$23,631	$13,425

Income (Loss) Before Taxes:
Water Resource and Water Storage Operations	$(1,482)	$(1,069)	$(3,062)	$(3,891)
Real Estate Operations	(239)	(775)	(1,980)	(1,670)
Corporate	458	(2,367)	(1,636)	(6,114)
Insurance Operations in Run Off	5,776	997	8,914	1,899
Agribusiness Operations	(587)		(973)
Income (loss) before income taxes	$3,926	$(3,214)	$1,263	$(9,776)

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. No material developments occurred relating to this dispute or the settlement agreement during the first six months of 2011.

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

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “target”, “projects”, “contemplates”, “predicts”, “potential”, “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q.Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our 2010 Annual Report on Form 10-K and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q.

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

As of June 30, 2011 our business is separated into five operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Corporate;
•	Insurance Operations in “Run Off”; and
•	Agribusiness Operations

As of June 30, 2011, our major consolidated subsidiaries are (wholly – owned unless noted):

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

RESULTS OF OPERATIONS— THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

PICO Shareholders’ Equity

At June 30, 2011, we reported shareholders’ equity of $562.4 million, or $24.77 per share, compared to $568.1 million, or $25.03 per share at December 31, 2010.  The $5.7 million decrease in shareholders’ equity for the first half of 2011 was primarily due to an $8 million comprehensive loss.  Book value per share decreased by $0.26, or 1%, during the first half of 2011.

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

For the second quarter of 2011, we reported comprehensive loss of $2.4 million which consisted primarily of a $4.7 million net decrease in unrealized appreciation in investments offset by net income of $2.1 million.

For the first half of 2011, we reported comprehensive loss of $8 million.  This comprehensive loss primarily consisted of a $7.5 million net decrease in unrealized appreciation in investments and a $475,000 loss on foreign currency translation.

Segment Results of Operations

Our segment revenues and income or loss before taxes for the second quarter and first half of 2011 and 2010 were:

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Water Resource and Water Storage Operations	$336	$1,780	$688	$2,125
Real Estate Operations	7,172	1,746	8,343	3,725
Corporate	2,377	1,885	4,876	4,827
Insurance Operations in “Run Off”	6,063	1,412	9,716	2,748
Agribusiness Operations	6		8
Total revenues	$15,954	$6,823	$23,631	$13,425

Income (loss) before income taxes:
Water Resource and Water Storage Operations	$(1,482)	$(1,069)	$(3,062)	$(3,891)
Real Estate Operations	(239)	(775)	(1,980)	(1,670)
Corporate	458	(2,367)	(1,636)	(6,114)
Insurance Operations in “Run Off”	5,776	997	8,914	1,899
Agribusiness Operations	(587)		(973)
Income (loss) before income taxes	$3,926	$(3,214)	$1,263	$(9,776)

The focus of our operations is building long – term shareholder value.  Our revenues and results of operations (income or loss before income taxes) can fluctuate widely from period to period.  For example, we recognize revenue from the sale of real estate and water assets when specific transactions close, and as a result, sales of real estate and water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year. The current and recent economic environment and housing slow-down in the U.S. has significantly decreased the rate of growth in the Southwest and demand for certain of our water and real estate assets. We anticipate that this current weakness and lack of demand will persist for several years and then be followed by a slow recovery. In this future recovery period, we expect demand to rebound and ultimately lead to an increase in sales activity in many of our markets. Given the general declines of real estate markets, we continue to review the carrying value of certain of our water and water resource assets noting that the projected cash flows exceeded the carrying value of the asset. Accordingly, no impairment losses were recorded in the six months ended June 30, 2011.

Second Quarter Revenues

Our second quarter revenues were $16 million in 2011, compared to $6.8 million in 2010, an increase of $9.1 million year-over-year.  This increase was primarily due to a year over year increase in sales of real estate at UCP of $5.7 million, and a $4.7 million year over year increase in realized gains reported in the insurance in run off segment.

Second Quarter Costs and Expenses

Second quarter costs and expenses were $12 million in 2011, compared to $10 million in 2010, an increase in year-over-year expenses of $2 million.  This increase in expenses is primarily due to an increase in cost of land sold of $4.7 million from sales of real estate by UCP, offset by a reduction in foreign currency loss of $3 million.

Second Quarter Net Income (Loss)

Our second quarter year-over-year net income before income taxes increased by $7.1 million.  The primary components of this increase was a year-over-year increase in net realized investment gains reported in the insurance in run off segment of $4.7 million and a year over year decrease in foreign exchange loss of $3 million reported in the corporate segment.

Second Quarter Income Taxes and Noncontrolling Interest in Subsidiaries

In the second quarter of 2011, we reported net income of $2.1 million, or $0.09 per share. We recorded a $730,000 tax provision and the noncontrolling interests reported a loss of $1 million.

We reported a net loss of $2.5 million, or $0.11 per share for the second quarter of 2010 after an $867,000 tax benefit.  During the three months ended June 30, 2010, the noncontrolling interests reported a loss of $761,000.

Our effective tax rate for the second quarter of 2011 and 2010 was 19% and 27% respectively, compared to the Federal corporate income tax rate of 35%. The difference is primarily due to the tax benefit of our share of the loss of our unconsolidated affiliate, offset by non-deductible compensation expense.

Our most significant subsidiary that is not wholly-owned is Fish Springs Ranch, LLC (“Fish Springs”).  Most of the losses attributable to the noncontrolling interests in our subsidiaries relate to our 49% partner’s share of the financing cost charged to Fish Springs by our wholly-owned subsidiary, Vidler, on the expenditures incurred to develop our water resources at Fish Springs Ranch.

First Half Net Income (Loss)

Our income before income taxes increased by $11 million in the first half of 2011 compared to the first half of 2010. This increase was due primarily to an increase in year over year net realized gains of $7.2 million in the insurance in run - off segment and a $4 million year over year reduction in foreign currency loss in the corporate segment.

First Half Revenues

First half revenues were $23.6 million in 2011, compared to $13.4 million in 2010, an increase of $10.2 million year-over-year.  This increase is due primarily to an increase in the sale of real estate reported in the real estate segment of $5.1 million and an increase of $7.2 million in net realized gains on the sale of securities held in our insurance in run-off segment.

First Half Costs and Expenses

First half costs and expenses were $22.4 million in 2011, compared to $23.2 million in 2010, a year-over-year decrease of $833,000. This decrease is due primarily to a $4 million favorable change in the foreign exchange gain, a $1.9 million reduction in project costs in the water and water resource segment, offset by a $4.2 million increase in the cost of real estate sold reported in the real estate segment and a $981,000 increase in overhead costs in the agribusiness segment.

First Half Income Taxes and Noncontrolling Interest in Subsidiaries

In the first half of 2011, we reported a net loss of $20,000. We recorded a $582,000 tax benefit and the noncontrolling interests reported a loss of $1.9 million.

We reported a net loss of $6.6 million, or $0.29 per share for the first half of 2010 after a $3.1 million tax benefit.  During the six months ended June 30, 2010, the noncontrolling interests reported a loss of $1.5 million.

Our effective tax rate for the first half of 2011 and 2010 was a benefit of 46% and a provision of 32% respectively, compared to the Federal corporate income tax rate of 35%. The difference is primarily due to the tax benefit of our share of the loss of our unconsolidated affiliate, offset by non-deductible compensation expense.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Sale of real estate and water assets	$9	$1,208	$63	$1,228
Net investment income	6	220	156	387
Other	321	352	469	510
Total revenues	336	1,780	688	2,125

Costs and expenses:
Cost of real estate and water assets	(2)	(714)	(7)	(720)
Depreciation and amortization	(295)	(278)	(584)	(556)
Overhead	(1,066)	(654)	(1,937)	(1,595)
Project expenses	(455)	(1,203)	(1,222)	(3,145)
Total costs and expenses	(1,818)	(2,849)	(3,750)	(6,016)
Loss before income taxes	$(1,482)	$(1,069)	$(3,062)	$(3,891)

Our water resource and water storage operations are conducted through Vidler Water Company, Inc. and its subsidiaries ("Vidler").  Over the past few years, several large sales of real estate and water assets have generated most of Vidler's revenues.  Since the date of closing generally determines the accounting period in which revenues and cost of sales are recorded, Vidler's reported revenues and income fluctuate from quarter to quarter depending on the dates when specific transactions close.  Consequently, sales of real estate and water assets for any individual quarter are not indicative of likely revenues for future quarters or the full financial year.

Segment Revenues

There were no significant sales of real estate and water assets in the second quarter and first half of 2011.  Revenues generated in the second quarter and first half of 2011 consisted primarily of lease income from our ranch and farm properties and interest from the financing of certain water asset sales. In the second quarter and first half of 2010 Vidler sold 149 acre - feet of water rights in Kane Springs, Lincoln County, Nevada which generated revenues of $1.2 million in both periods.

Segment Expenses

Overhead expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.  Overhead expenses of $1.1 million in the second quarter of 2011 were higher by $412,000 when compared to overhead expenses in the second quarter of 2010 of $654,000.

Overhead expenses were $1.9 million for the first half of 2011 compared to $1.6 million in the first half of 2010, an increase of $342,000 year over year. This increase was largely due to increased salaries and benefits and other corporate expenses year over year.

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

Project expenses were $455,000 in the second quarter of 2011, compared to $1.2 million in the second quarter of 2010, and $1.2 million in the first half of 2011 compared to $3.1 million in the first half of 2010.  The second quarter and first half year-over-year decrease in project expenses of $748,000 and $1.9 million, respectively, is largely due to the reduction in expenses for exploration and drilling costs for the exploration phase of our water resource development project in New Mexico. These costs were expensed through the statement of operations as incurred in the first quarter and the first half of 2010. In the first half of 2011 approximately $1.5 million of development costs were capitalized with respect to this project as, after the recent completion of our groundwater model, we now consider the project more likely than not to generate revenues from permitted water rights sufficient to recover our capitalized costs. In the future, we do not anticipate incurring any further significant development costs associated with this project and we expect to present our scientific evidence to support the award of up to 1,010 acre - feet of permitted water rights to the New Mexico's State Engineer's Office in 2012.

Net Recharge Credits in Arizona

During 2011, we acquired a further 6,000 acre-feet of water for storage (net recharge credits) in Arizona. As of June 30, 2011 we own over 402,000 net recharge credits (approximately 152,000 net recharge credits are held in the Phoenix Active Management Area and approximately 250,000 net recharge credits are held in our water storage facility in the Harquahala Valley).

REAL ESTATE OPERATIONS

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Sale of real estate – Nevada Land	$211		$211	$78
Sale of real estate UCP	6,637	$933	7,439	2,434
Net investment income	133	183	280	343
Lease income and other	191	630	413	870
Total revenues	7,172	1,746	8,343	3,725

Costs and expenses:
Cost of real estate – Nevada Land	(20)		(20)	(7)
Cost of real estate - UCP	(5,424)	(687)	(5,897)	(1,722)
Operating expenses	(1,967)	(1,834)	(4,406)	(3,666)
Total costs and expenses	(7,411)	(2,521)	(10,323)	(5,395)
Loss before income taxes	$(239)	$(775)	$(1,980)	$(1,670)

Currently our businesses in the real estate operations segment are largely conducted through Nevada Land & Resource Company, LLC ("Nevada Land") and its operations in Nevada; and UCP, LLC and its subsidiaries ("UCP") and its operations in California and Washington.

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

Segment Assets

UCP continues to purchase and develop finished and partially-entitled residential lots. Primarily, these residential lots are located in select California markets; however, in the first half of 2011 we made our first acquisition outside California when we acquired 134 finished lots in the metro Seattle area of Washington state.  As of June 30, 2011, UCP owns or controls a total of 563 finished lots (which includes 17 completed homes) and 4,730 potential lots in various stages of entitlement.  As of June 30, 2011, we have expended capital of approximately $120.8 million for the acquisition and development to date of these lots. Approximately $30.5 million of this capital has been financed by non-recourse, project specific debt.

Segment Revenues

In the second quarter of 2011, segment total revenues were $7.2 million.  UCP sold 11 completed homes and 47 finished lots in the second quarter of 2011 for total sales proceeds of $6.6 million. The gross margin on these sales was approximately 18%. In addition, Nevada Land also sold 640 acres of real estate in the second quarter for total revenues of $211,000. Net investment income, primarily consisting of interest earned on real estate sales contracts where Nevada Land has provided vendor financing on prior period sales, was $133,000, and other revenues (primarily lease and royalty income from Nevada Land's properties) were $191,000.

In the first half of 2011, segment revenues were $8.3 million. UCP contributed revenues of $7.4 million in the period from the sale of 14 homes and 47 finished lots.  The sale of these properties generated a gross margin of approximately 20.7%.  Nevada Land generated $398,000 from lease and royalty income in the first half of 2011 as well as net investment income of $280,000 primarily consisting of interest earned on real estate sales contracts where Nevada Land has provided vendor financing

In the second quarter of 2010, segment total revenues were $1.7 million. UCP contributed revenues of $933,000 in the period from the sale of one model home, and two partially finished homes.  The sale of these properties generated a gross margin of approximately 26%.  Nevada Land did not sell any real estate in the second quarter of 2010, but generated $578,000 from lease and royalty income in the second quarter of 2010 as well as net investment income of $183,000 primarily consisting of interest earned on real estate sales contracts where Nevada Land has provided vendor financing.

In the first half of 2010, segment revenues were $3.7 million. UCP contributed revenues of $2.4 million in the period from the sale of two model homes, six partially finished homes and one finished lot.  The sale of these properties generated a gross margin of approximately 29%.  Nevada Land generated $793,000 from lease and royalty income in the first half of 2010 as well as net investment income of $343,000 primarily consisting of interest earned on real estate sales contracts where Nevada Land has provided vendor financing.

Segment Results of Operations

The second quarter segment loss decreased from a loss of $775,000 in the second quarter of 2010 to a loss of $239,000 in the second quarter of 2011.  The year over year decrease in the net loss of $536,000 is due primarily to a combination of the following factors:

•	an increase in the gross margin generated by the sale of land and homes at UCP of $967,000;
•	an increase in the gross margin generated by land sales at Nevada Land of $191,000;
•	a decrease in lease and other income at Nevada Land of $439,000; and
•	an increase in overhead and interest expense of $133,000 as UCP continues to expand its operations.

The first half segment loss increased from a loss of $1.7 million in the first half of 2010 to a loss of $2 million in the first half of 2011. The year over year increase in the net loss of $310,000 is due primarily to a combination of the following factors:

•	an increase in the gross margin generated by the sale of land and homes at UCP of $830,000;
•	an increase in the gross margin generated by land sales at Nevada Land of $120,000;
•	a decrease in lease and other income at Nevada Land of $457,000; and
•	an increase in overhead and interest expense of $740,000 as UCP continues to expand its operations.

CORPORATE

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Net realized gain on sale or impairment of investments	$1,538	$612	$3,426	$2,906
Net investment income	831	1,225	1,443	1,840
Other	8	48	7	81
Total revenues	2,377	1,885	4,876	4,827

Costs and expenses:
Stock-based compensation expense	(1,129)	(1,692)	(2,259)	(2,496)
Deferred compensation expense	(1,085)	673	(2,247)	(1,710)
Foreign exchange gain (loss)	2,408	(629)	2,825	(1,174)
Other	(2,113)	(2,604)	(4,831)	(5,561)
Total costs and expenses	(1,919)	(4,252)	(6,512)	(10,941)
Income (loss) before income taxes	$458	$(2,367)	$(1,636)	$(6,114)

This segment consists of cash and fixed-income securities, PICO European Holdings, LLC (“PICO European”), a 32% interest in spigit, inc. ("spigit" -- see "Investment in Unconsolidated Affiliate" below). The corporate segment also contains the other assets and liabilities of the parent company, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors.

During the second quarter of 2011, Physicians Insurance Company of Ohio paid a dividend to a wholly-owned subsidiary of the Company, which is reported in the corporate segment. The dividend included a 100% interest in PICO European, which holds the group's portfolio of interests in Swiss stocks as well as debt denominated in Swiss Francs. Our segment results for all periods in the table above and elsewhere in this Quarterly Report have been restated to include PICO European in the corporate segment, instead of the insurance operations in “run off” segment, and may differ from the segment results reported in previous periods.

Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, such as rent for our head office, stock-based compensation expense, and deferred compensation expense.  In any one period, Corporate segment expenses can increase or decrease due to one or more individually significant expense or benefit items which occur irregularly, such as the recording of stock-based compensation expense, or which fluctuate from period to period, for example, foreign currency gain or loss.  Consequently, typically corporate segment expenses are not directly comparable from period to period.

Segment Revenues

The corporate segment recorded revenues of $2.4 million in the second quarter of 2011, compared to $1.9 million in the second quarter of 2010.

The $492,000 year-over-year increase in segment revenues is principally due to a $926,000 increase in net realized investment gains, which was partially offset by a $394,000 reduction in net investment income. Realized investment gains in this segment fluctuate from period to period, and arise primarily as a result of activity in PICO European and our deferred compensation investment portfolios.

In the first six months of 2011, segment revenues were $4.9 million, compared to $4.8 million in the first six months of 2010.  Net realized investment gains increased $520,000, and net investment income decreased by $397,000 year over year

Segment Expenses

Second quarter segment expenses decreased by approximately $2.3 million year over year, due to the net effect of a number of expense items.  The year over year decrease was principally due to a $3 million favorable change in net foreign exchange gain and a $563,000 reduction in stock-based compensation expense, which were partially offset by a $1.8 million increase in deferred compensation expense.

First half segment expenses decreased by approximately $4.4 million year-over-year, primarily due to a $4 million favorable change in net foreign exchange gain.

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

In accounting periods when the market value of the underlying investment assets increases, such as the second quarter and first half of 2011 and the first half of 2010, an expense is recorded to reflect the increase in the payable.  In periods when the market value of the underlying investment assets decreases, such as the second quarter of 2010, a benefit is recorded to reflect the decrease in the payable, which reduces segment expenses.

Stock-Based Compensation Expense

The stock-based compensation expense recognized in this segment principally consists of costs related to restricted stock units (“RSU”).

Stock-based compensation expense for all stock-based awards was $1.1 million in the second quarter of 2011, compared to $1.7 million in the second quarter of 2010. For the first half of 2011, stock-based compensation expense was $2.3 million, compared to $2.5 million in the first half of 2010. The year over year decrease primarily related to RSU expense. In 2010, stock-based compensation expense was higher due to the recording of the balance of the unrecognized compensation costs that was expensed when an officer, who left the Company during the second quarter of 2010, exercised RSU. There was no similar exercise of RSU and related expense in 2011, however this year over year reduction in RSU expense was partially offset by the recognition in 2011 of RSU expense for new awards of RSU granted in the third quarter of 2010.

As of June 30, 2011, there was $12.4 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests in October 2014.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily results from the effect of fluctuation in the exchange rate between the Swiss Franc and US dollar on the amount of an inter-company loan to PICO European, which is denominated in Swiss Francs.

Segment expenses were reduced by a $2.4 million foreign exchange gain in the second quarter of 2011, compared to a loss of $629,000 in the second quarter of 2010. Segment expenses were reduced by a $2.8 million foreign exchange gain in the first half of 2011, compared to a loss of $1.2 million in the first half of 2010.

 Investment in Unconsolidated Affiliate (spigit, Inc.)

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in the corporate segment.  At June 30, 2011, the most significant such business was spigit, which is a developer of social productivity software for enterprises, with an established customer base including several companies in the Fortune 2000.

Our investment in spigit is carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we can exercise significant influence over the operating and financial policies of spigit.

During the first half of 2011, spigit raised additional capital and as a result, our ownership dropped from 37% to 32%. Our share of spigit's loss is recorded in our Statement of Operations in the line captioned “Equity in loss of unconsolidated affiliate,” and was $2.1 million in the second quarter of 2011, and $3.7 million in the first half of 2011, compared to $914,000 in the second quarter of 2010, and $1.5 million in the first half of 2010. The increase in loss year over year is primarily due to increased sales and marketing costs and other expenses as spigit continues to rapidly expand its operations

INSURANCE OPERATIONS IN “RUN OFF”

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Net investment income	$318	$345	$590	$793
Net realized gain on sale or impairment of investments	5,721	1,051	9,084	1,907
Other	24	16	42	48
Total revenues	6,063	1,412	9,716	2,748

Total costs and expenses	(287)	(415)	(802)	(849)
Income before income taxes	$5,776	$997	$8,914	$1,899

This segment consists of Physicians Insurance Company of Ohio ("Physicians") and Citation Insurance Company ("Citation"), whose operations are in “run off”.  This means that Physicians and Citation are processing and resolving claims on expired policies, but not writing any new business.

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

During the second quarter of 2011, Physicians paid a dividend to a wholly-owned subsidiary of the Company, which is reported in the corporate segment. The dividend included a 100% interest in PICO European, which holds the group's portfolio of interests in Swiss stocks as well as debt denominated in Swiss Francs. Our segment results for all periods in the table above and elsewhere in this Quarterly Report have been restated to include PICO European in the corporate segment, instead of the insurance operations in “run off” segment, and may differ from the segment results reported in previous periods.

Net Realized Investment Gains

Net realized investment gains were $5.7 million in the second quarter of 2011, and $9.1 million in the first half of 2011, consisting principally of realized gains on the sale of various portfolio holdings, which were partially offset by a $38,000 charge for other-than-temporary impairment of an equity security.

Net realized investment gains on the sale of various portfolio holdings were $1.1 million in the second quarter of 2010, and $1.9 million in the first half of 2010. There were no charges for other-than-temporary impairment of securities in this segment during the first six months of 2010.

We determined that none of the bonds held by the insurance companies were impaired as of June 30, 2011 and June 30, 2010.

Physicians Loss Reserves

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	June 30, 2011	December 31, 2010
Direct Reserves for medical professional liability insurance	$1,865	$1,934

  There were no unusual trends in claims during the first six months of 2011.

Citation Loss Reserves

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	June 30, 2011	December 31, 2010
Property & Casualty Insurance
Direct Reserves	$501	$518
Ceded Reserves	(97)	(97)
Net property and casualty insurance reserves	404	421

Workers’ Compensation
Direct Reserves	19,620	20,363
Ceded Reserves	(13,360)	(13,890)
Net workers’ compensation insurance reserves	6,260	6,473
Total net reserves	$6,664	$6,894

Direct reserves for workers' compensation claims declined $743,000, which was partially offset by the recovery of $530,000 from our reinsurers.

No unusual trends in claims were noted during the first six months of 2011.

AGRIBUSINESS OPERATIONS

	Three Months Ended	Six Months Ended
Thousands of dollars	June 30,	June 30,
	2011	2011
Revenues:
Net investment income	$6	$8
Total revenues	6	8

Total costs and expenses	(593)	(981)
Loss before income taxes	$(587)	$(973)

In December 2010, we completed a business combination and funded $60 million of equity to finance a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”), which will construct and operate a canola seed processing plant near Hallock, Minnesota.  It is anticipated that construction will be complete, and that the plant will commence production of canola oil and canola meal, by the fourth quarter of 2012. The plant will have initial crushing capacity of 1,000 tons per day.  Pending the completion of additional environmental permitting, it is estimated that the capacity can be increased to 1,500 tons per day at a cost of approximately $10.5 million. In making its investment, PICO contributed the $60 million in exchange for an approximately 88% equity stake in PICO Northstar, LLC (“PNS”). PNS then contributed all of its assets to Northstar, its wholly owned subsidiary.

Construction of the plant began in January 2011.  Guaranteed Maximum Price construction, engineering, and technology contracts have been executed with Karges-Faulconbridge Inc., McGough Industrial Construction LLC, and Crown Iron Works.  Each of these firms has significant prior experience in the industry. As of June 30, 2011 construction - in progress of the plant was approximately $42 million.

Operating expenses in the three and six months ended June 30, 2011 primarily represent salaries and benefits of the personnel in place to oversee the construction and operation of the plant but also include operating expenses such as insurance and office costs. In future quarters we expect operating expenses to increase as more staff is recruited for all aspects of the future operation of the plant.

On June 13, 2011, Northstar and PNS entered into a Credit Agreement (the "Credit Agreement") with various lenders (the "Lenders") and ING Capital, LLC ("ING"), as agent for the Lenders.  Under the Credit Agreement, the Lenders have committed to loan Northstar up to (i) $89.5 million pursuant to senior secured, multi-draw term loans to fund construction of the project and (ii) $10.5 million pursuant to a senior secured revolving credit facility to fund working capital upon project completion.  Interest will accrue under the facility at a variable rate as set forth in the Credit Agreement. Repayment of interest on the term loans will be made quarterly and repayment of principal will be amortized over five years beginning upon the earlier of project construction completion and April 15, 2013. The revolving credit facility will be available until the earlier of the fifth anniversary of project construction completion and April 15, 2018.  Repayment of the loans may be accelerated by the Lenders in the event certain covenants or conditions are not met as set forth in the Credit Agreement. As of the date hereof, Northstar has not drawn any amounts under the term loans as it has funded construction entirely out of the $60 million investment we made in December 2010. We expect Northstar to make its first draw in mid-August 2011.

In connection with the Credit Agreement, PICO entered into a Standby Purchase Agreement with ING under which ING has the right to cause PICO to become a Lender under the Credit Agreement. We expect that ING will exercise such rights prior to Northstar's first draw down under the Credit Agreement and that our total commitment will be up to $16.7 million. Pursuant to the terms of the Credit Agreement, we expect any term loans made by PICO will be immediately refinanced into preferred membership units in PNS.

In connection with the Credit Agreement, PICO also entered into an Agreement to Contribute Capital with ING under which it agreed to make further equity contributions to PNS in an amount to cover any cost overruns in project construction. As of the date hereof, no cost overruns have been projected.

LIQUIDITY AND CAPITAL RESOURCES—SIX MONTHS ENDED JUNE 30, 2011 AND 2010

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in publicly-traded securities.  On a consolidated basis, we had $101.8 million in cash and cash equivalents at June 30, 2011, compared to $114.8 million at December 31, 2010.  In addition to cash and cash equivalents, at June 30, 2011 the consolidated group held fixed-income securities with a market value of $36.7 million, and publicly-traded equities with a market value of $66.8 million.

Our liquid funds are principally invested in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.

The cash and cash equivalents, fixed-income securities, and publicly-traded equities held in each segment at June 30, 2011 are:

•	the Water Resource and Water Storage Operations segment holds cash of $4.4 million;
•	the Real Estate Operations segment holds cash of $4.7 million;
•
the Insurance Operations In “Run Off” segment holds cash of $18.9 million, fixed-income securities with a market value of $16.7 million, and publicly-traded equities with a market value of $27.7 million;

•
the Corporate segment holds cash of $47.6 million, fixed-income securities with a market value of $8.7 million, and publicly-traded equities with a market value of $27.4 million.  In addition, cash of $12.9 million, fixed-income securities with a market value of $11.3 million, and publicly-traded equities with a market value of $11.7 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities; and

•	the Agribusiness Operations segment holds cash of $13.3 million.

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

•
Although UCP made some initial sales of lots during 2009, 2010, and the first half of 2011, to date our focus has been on building the business through acquiring finished and partially-developed residential lots in selected California markets and in metropolitan Seattle, Washington.  It is our intention that UCP will finance any additional acquisitions or development costs internally, from the proceeds of the sale of existing lots, and/or through external financing;

•
In December 2010, we invested $60 million for an 88% ownership interest in a canola processing plant to be constructed and operated by Northstar near Hallock, Minnesota.  The plant is expected to be operational by the fourth quarter of 2012.  The total cost of the facility and initial working capital requirements are estimated at $168 million.   During the third quarter of 2011, Northstar closed on commitments for $83.3 million of the $100 million non-recourse, senior secured construction loan facility.  Under the original terms of the credit facility underwriting, ING had the right to require the Company to purchase up to $50 million if the facility was not fully syndicated by May 31, 2011. Consequently, we will fund up to $16.7 million from our existing cash resources. Construction of the plant started in January 2011.  During the first half of 2011, $46.7 million of the $60 million of cash used to fund Northstar was drawn down to finance the construction of the canola processing plant. We anticipate that the remaining $13.3 million of cash used to fund Northstar will be drawn down during the third quarter of 2011 and Northstar will then draw down funds under the credit facility to complete construction and fund initial working capital requirements;

•
Nevada Land is selling real estate which has reached its highest and best use.  Nevada Land's principal sources of cash flow are the proceeds of cash real estate sales and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing.  These receipts and other revenues generally exceed Nevada Land's operating and development costs, so Nevada Land is generating slight positive cash flow;

•
PICO European holds a portfolio of small-capitalization value stocks which are publicly traded in Switzerland. The portfolio is partially financed with Swiss Franc loans from a Swiss bank, to provide a natural hedge against fluctuation in the Swiss Franc-U.S. dollar exchange rate for a portion of the portfolio. During the first half of 2011, the sale of equity securities from this portfolio generated $14.5 million in cash; and

•
Investment income substantially covers the operating expenses of the “run off” insurance companies, Physicians and Citation.  The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in the insurance companies' investment portfolios, and recoveries from reinsurance companies.

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. At June 30, 2011, the insurance companies had a combined total of $51.9 million in statutory surplus.

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments.  When interest rates are at very low levels, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

The fixed-income securities held by our insurance companies consist of bonds with 10 years or less to maturity (in thousands):

	Fair Value	Percentage of Total
Issuer	June 30, 2011	Fair Value
U.S. Treasury	$5,767	35%
Government-sponsored enterprises	2,744	16%
State of California general obligations	3,355	20%
Domestic investment-grade corporate bonds	3,094	19%
Foreign corporate bonds	1,720	10%
	$16,680	100%

Apart from the cash balances held by the insurance companies, PICO European, and in the deferred compensation Rabbi Trusts in the Corporate segment, the cash in the rest of the group is generally unrestricted and can be freely transferred, and allocated to any segment, depending on the cash resources and cash requirements of the companies within the segment.

At June 30, 2011, excluding the cash in the insurance companies, PICO European, the Rabbi Trusts, and Northstar, the parent company and its operating subsidiaries had cash of $45.6 million, which is available to cover overhead or to allocate to new or existing projects in any segment. In addition, the parent company and its operating subsidiaries had fixed-income securities with a market value of $8.7 million, and publicly-traded equity securities with a market value of $6.7 million at June 30, 2011.

We estimate that we have sufficient cash and fixed-income securities to cover our cash needs for the next 12 months. We are currently budgeting additional sales of real estate in UCP in 2012 and beyond, which may provide cash that can be allocated to any segment.  However, if the budgeted sales in UCP do not occur as scheduled, and in the absence of significant sales in another segment, we may begin to defer significant expenditures and may also require additional financing in 2012 or 2013.  In the long-term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding was needed, we could implement any one of, or a combination of the following: defer significant expenditures, sell assets, dividend cash from the insurance segment, and raise cash from debt or equity offerings.

As shown in our condensed consolidated statements of cash flow, cash and cash equivalents decreased by $12.9 million in the first six months of 2011, compared to a $41.2 million net decrease in the first six months of 2010.

Cash Flows From Operating Activities

During the first half of 2011, operating activities used $26 million in cash.  The principal operating cash outflow was for acquisition and development costs of real estate and water assets, which is comprised of $10.8 million used by UCP to acquire and develop residential housing lots and $2.1 million used by Vidler to acquire and develop water assets in the southwestern U.S. Other operating cash outflows included project expenses at Vidler, and overhead expenses.  The principal operating cash inflows were lot sales by UCP, and investment income from the insurance operations in “run off” segment and from liquid funds held in the other segments.

During the first half of 2010, operating activities used $43 million in cash.  The principal operating cash outflow was $34.8 million for real estate and water asset purchases, primarily Vidler's purchase of water in storage in metropolitan Phoenix, Arizona area for $15.8 million, and $17.6 million used by UCP to acquire and develop lots.

Cash Flows From Investing Activities

Investing activities provided $19.6 million of cash in the first half of 2011.  Proceeds from the sale of stocks provided cash of $52 million, and we purchased $5 million of new equities, which principally reflects activity in our insurance company portfolios and PICO European. Proceeds from the maturity and call of bonds provided cash of $8.6 million, and we purchased $3 million of fixed-income securities, which principally reflects activity in our deferred compensation and insurance company portfolios. We expended $32.9 million on plant and equipment, substantially consisting of construction of Northstar's canola processing plant.

Investing activities provided $618,000 of cash in the first half of 2010.  Proceeds from the maturity and call of bonds provided cash of $7.5 million, and we purchased $10.5 million of fixed-income securities, which principally represented the temporary investment of liquid funds held by the parent company in high quality fixed-income securities. Proceeds from the sale of stocks provided cash of $12.1 million, and we purchased $10.6 million of new equities.

Cash Flows From Financing Activities

Financing activities used $5 million of cash in the first half of 2011. This represented the repayment of a $5 million (CHF4.5 million) fixed advance which matured in March 2011, utilizing cash denominated in Swiss Francs held by PICO European.

Financing activities provided $379,000 of cash in the first half of 2010.

We currently have total borrowing capacity in Switzerland of $24.4 million (CHF20.5 million), consisting of $18.5 million (CHF15.5 million) of fixed advances due for repayment in 2014, and a $5.9 million (CHF5 million) current account credit facility.  At June 30, 2011, only the $18.5 million (CHF15.5 million) of fixed advances were outstanding:

•	a fixed advance of $3.6 million (CHF3 million) maturing in February 2014, at a 3.81% interest rate; and
•	a fixed advance of $14.9 million (CHF12.5 million) maturing in May 2014, at a 3.72% interest rate.

Excluding the $100 million Northstar non-recourse senior secured construction loan facility, our only other debt is $30.5 million in non-recourse notes payable on properties owned by UCP, and $1.3 million in non-recourse notes payable on one of Vidler's ranch properties.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Universal Shelf Registration Statement

On April 4, 2011, we filed an immediately-effective universal shelf registration statement for the periodic offering and sale of up to $400 million of common stock, preferred stock, debt securities, purchase contracts, and warrants, or any combination thereof, in one or more offerings, over a period of three years.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to fixed maturity securities, equity price risk as it relates to marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our debt is short to medium term in nature and therefore approximate fair value. At June 30, 2011, we had $36.7 million of fixed maturity securities, $7.4 million of which were denominated in New Zealand dollars, and $66.8 million of marketable equity securities that were subject to market risk, $20.8 million of which were denominated primarily in Swiss Francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.
We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At June 30, 2011, the model calculated a loss in fair value of $823,000. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $13.4 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $2.6 million that would impact the foreign currency translation in shareholders’ equity.

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

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2011, however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the second quarter of 2011.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  (Removed and Reserved)

Item 5:  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO. (1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Form of Indenture relating to Debt Securities. (3)
10.1	Credit Agreement dated June 13, 2011, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to the Form S-3 filed with Securities and Exchange Commission on November 20, 2007.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	August 9, 2011	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)