Form 10-Q
period 2011-09-30
PICO HOLDINGS INC /NEW
filed 2011-11-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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
Yes ☐ No ☒
On November 9, 2011, the registrant had 22,704,904 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Nine Months Ended September 30, 2011

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements
PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Available-for-sale investments:
Fixed maturities	$39,436	$41,010
Equity securities	48,856	110,410
Total available-for-sale investments	88,292	151,420
Other investments	2,060	7,228
Total investments	90,352	158,648

Cash and cash equivalents	94,374	114,759
Notes and other receivables, net	9,924	9,251
Reinsurance receivables	13,446	14,551
Real estate and water assets, net	352,861	355,570
Property and equipment, net	74,129	12,590
Net deferred income taxes		20,039
Other assets	13,559	7,094
Total assets	$648,645	$692,502

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses	$21,385	$22,816
Debt	63,059	45,743
Deferred compensation	35,794	37,879
Other liabilities	12,908	15,340
Total liabilities	133,146	121,778

Commitments and contingencies

Common stock, $.001 par value; authorized 100,000 shares, 27,122 issued and 22,705 outstanding at September 30, 2011, and 27,117 issued and 22,700 outstanding at December 31, 2010	27	27
Additional paid-in capital	545,470	542,072
Retained earnings	38,889	88,830
Accumulated other comprehensive income	825	15,327
Treasury stock, at cost (common shares: 4,417 in 2011 and in 2010)	(78,152)	(78,152)
Total PICO Holdings, Inc. shareholders’ equity	507,059	568,104
Noncontrolling interest in subsidiaries	8,440	2,620
Total shareholders' equity	515,499	570,724
Total liabilities and shareholders' equity	$648,645	$692,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Sale of real estate and water assets	$14,444	$51	$22,156	$3,791
Net investment income	872	1,619	3,350	4,981
Net realized gain on sale and impairment of investments	5,781	5,203	18,291	10,016
Other	443	624	1,374	2,134
Total revenues	21,540	7,497	45,171	20,922
Costs and expenses:
Operating and other costs	8,787	9,566	24,424	28,758
Impairment loss on real estate and water assets	16,224		16,224
Cost of real estate and water assets sold	9,922	5	15,845	2,453
Depreciation and amortization	428	351	1,091	1,003
Interest		328	146	1,237
Total costs and expenses	35,361	10,250	57,730	33,451
Loss before income taxes	(13,821)	(2,753)	(12,559)	(12,529)
Provision (benefit) for federal, foreign, and state income taxes	27,342	(1,613)	26,759	(4,757)
Equity in loss of unconsolidated affiliate	(1,576)	(942)	(5,293)	(2,413)
Net loss	(42,739)	(2,082)	(44,611)	(10,185)
Noncontrolling interests	(7,182)	764	(5,330)	2,305
Net loss attributable to PICO Holdings, Inc.	$(49,921)	$(1,318)	$(49,941)	$(7,880)

Net loss per common share – basic and diluted:	$(2.20)	$(0.06)	$(2.20)	$(0.35)
Weighted average shares outstanding	22,700	22,657	22,700	22,621

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE LOSS - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, Shares	Treasury Stock, at Cost	Non- controlling Interest	Comprehensive Loss attributable to PICO Holdings, Inc.	Total
Beginning balance, January 1, 2011	27,117	$27	$542,072	$88,830	$15,327	4,417	$(78,152)	$2,620		$570,724
Stock-based compensation expense	5		3,398							3,398
Changes in ownership of noncontrolling interest								490		490
Comprehensive loss:
Net loss				(49,941)				5,330	$(49,941)	(44,611)
Other comprehensive loss, net of tax:
Unrealized loss on securities					(12,746)				(12,746)	(12,746)
Foreign currency translation					(1,756)				(1,756)	(1,756)
Other comprehensive loss									(14,502)	(14,502)
Comprehensive loss									$(64,443)	$(59,113)
Ending balance, September 30, 2011	27,122	$27	$545,470	$38,889	$825	4,417	$(78,152)	$8,440		$515,499

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, Shares	Treasury Stock, at Cost	Non- controlling Interest	Comprehensive Loss attributable to PICO Holdings, Inc.	Total
Beginning balance, January 1, 2010	27,020	$27	$539,792	$100,002	$21,094	4,425	$(78,272)	$(2,948)		$579,695
Stock-based compensation expense	5		3,838							3,838
Exercise of restricted stock unit	92		(2,086)							(2,086)
Stock-based compensation income tax benefits (deficiencies)			(1,157)							(1,157)
Disposition of treasury stock from deferred compensation plans			136				120			256
Comprehensive loss:
Net loss				(7,880)				(2,305)	$(7,880)	(10,185)
Other comprehensive loss, net of tax:
Unrealized loss on securities					(1,323)				(1,323)	(1,323)
Foreign currency translation					(400)				(400)	(400)
Other comprehensive loss									(1,723)	(1,723)
Comprehensive loss									$(9,603)	$(11,908)
Ending balance, September 30, 2010	27,117	$27	$540,523	$92,122	$19,371	4,425	$(78,152)	$(5,253)		$568,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010
OPERATING ACTIVITIES:
Net cash used in operating activities	$(26,590)	$(56,033)

INVESTING ACTIVITIES:
Purchases of investments	(13,468)	(29,258)
Proceeds from sale of investments	72,857	24,168
Proceeds from maturity of investments	2,386	22,608
Purchases of property and equipment	(61,757)	(932)
Other investing activities, net	(102)	9
Net cash provided by (used in) investing activities	(84)	16,595

FINANCING ACTIVITIES:
Debt issuance costs	(4,107)
Repayment of debt	(7,508)	(2,590)
Proceeds from debt	18,886
Net cash provided by (used in) financing activities	7,271	(2,590)

Effect of exchange rate changes on cash	(982)	(1,189)

DECREASE IN CASH AND CASH EQUIVALENTS	(20,385)	(43,217)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	114,759	154,545

CASH AND CASH EQUIVALENTS, END OF PERIOD	$94,374	$111,328

SUPPLEMENTAL CASH FLOW INFORMATION:
Payment for federal, foreign, and state income taxes	$16	$2,463
Interest paid, net of amounts capitalized	$97	$1,225
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate	$5,276	$2,970

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, unpaid losses and loss adjustment expenses, real estate and water assets, deferred income taxes, stock-based compensation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2011, and December 31, 2010, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

At September 30, 2011, the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the "Plan"): The Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors, and consultants.  A total of 2,654,000 shares of common stock are issuable under the Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights (“SAR”), restricted stock awards (“RSA”), performance shares, performance units, restricted stock units (“RSU”), deferred compensation awards, and other stock-based awards.  The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes.  Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO Holdings common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

The Company has three different equity incentive awards outstanding under the Plan at September 30, 2011, and during the three and nine months ended September 30, 2011, the Company recorded $1.1 million and $3.4 million of stock-based compensation expense, respectively. During the three and nine months ended September 30, 2010, the company recorded $1.3 million and $3.8 million of stock-based compensation expense, respectively.

A summary of activity of the RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2011	594,000	4,200
Granted		5,046
Vested		(4,200)
Outstanding at September 30, 2011	594,000	5,046
Unrecognized compensation cost (in thousands)	$11,124	$98

Stock-Settled Stock Appreciation Rights:
There were no SAR granted or exercised during the nine months ended 2011 or 2010. However, 10,000 SAR expired worthless during the nine months ended September 30, 2011.
There was no compensation expense recognized for SAR during the three and nine months ended September 30, 2011 as there were no unvested SAR in those periods. Compensation expense recognized for SAR for the three and nine months ended September 30, 2010, was $182,000 and $728,000 respectively. At September 30, 2011, there are no unvested SAR.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2011	1,822,079	$36.15	5.5 years
Expired	(10,000)	$33.76
Outstanding and exercisable at September 30, 2011	1,812,079	$36.15	5 years

At September 30, 2011, none of the outstanding SAR were in-the-money.

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

At September 30, 2011 and December 31, 2010, the Company had $35.8 million and $37.9 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.  The assets of the plan are held in Rabbi Trust accounts.  Such accounts hold various investments that are consistent with the Company’s investment policy, and accounted and reported for as available-for-sale securities in the accompanying condensed consolidated balance sheets.  Assets of the trust will be distributed according to predetermined payout elections established by each participant.

The deferred compensation liability decreased by $2.1 million during the nine months ended September 30, 2011 primarily due to $3.4 million in distributions of plan assets to participants, offset by an increase in the fair value of the assets of $1.3 million. Included in operating and other costs in the accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2011 is a recovery of compensation expense of $918,000 and an expense of $1.3 million, respectively. For the three and nine months ended September 30, 2010, operating and other costs includes compensation expense of $3.8 million and $5.5 million, respectively.

Real Estate and Water Assets, Impairment of Intangible Assets:

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the assets, the asset is available for sale in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next year.  At September 30, 2011 and December 31, 2010, the Company had $6.3 million and $4.3 million of real estate classified as held for sale, respectively.

The Company's intangible assets consist primarily of certain water rights, water credits, and the exclusive right to use assets that the Company constructed and later dedicated to various municipalities located in select markets in Nevada, primarily in Washoe and Lyon counties. The rights have indefinite useful lives and are therefore not amortized. Intangible assets with indefinite lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts.

In response to specific events and changes in circumstances during the third quarter of 2011, the Company completed impairment testing for its intangible assets. The fair value of these assets is calculated using discounted cash flow models that incorporate a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, and timing of sales, and costs. These models are sensitive to minor changes in any of the input variables. Given the dramatic and prolonged slow-down in housing starts and sales in the North Valleys of Reno, Nevada, and the recent decline in market prices for similar assets, the Company adjusted its assumptions and judgments in the model for the price, timing and absorption of water sales from our prior projections for the Fish Springs water credits and pipeline rights and Carson Lyon water assets. These changes in assumptions and judgments resulted in a fair value of the Fish Springs asset of approximately $84.9 million compared to its carrying value of $101.1 million. Consequently, an impairment charge of $16.2 million was recorded in the third quarter of 2011, to reduce the carrying value to fair value. This is the only such impairment charge recorded on this asset and there were no other impairment charges on any other intangible assets recorded in the period.
Due to the impairment charge recorded on the Fish Springs water asset, the Company reassessed the previous method of attributing the 49% partner's share of the losses at Fish Springs. Accordingly, the Company reversed previously attributed losses amounting to $7.4 million in the third quarter of 2011 such that the 49% partner's noncontrolling interest balance is now zero.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years, with interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, current economic trends and underlying value of the real estate.  The notes are typically secured by the assets which allows the Company to recover the underlying property if and when a buyer defaults. No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during the nine months ended September 30, 2011 and 2010.

Operating and Other Costs:

Operating and other costs include a foreign currency gain or loss that results primarily from a Swiss Franc denominated loan from PICO Holdings to one of its subsidiaries. For the three and nine months ended September 30, 2011 the Company reported a foreign currency loss of $1.7 million and a gain of $1.1 million, respectively.  For the three and nine months ended September 30, 2010, the Company reported a foreign currency gain of $2.9 million and $1.8 million, respectively.

Accounting for Income Taxes:

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

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.  If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. As a result of the analysis of all available evidence as of September 30, 2011, the Company concluded that it was not more likely than not that the deferred tax assets would be realized and accordingly, a full valuation allowance was established against the net deferred tax assets in the amount of $32.2 million.

The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Reliance on future U.S. taxable income as an indicator that a valuation allowance is not required is difficult when there is negative evidence such as the Company's cumulative losses in recent years. In considering the evidence as to whether a valuation allowance is needed, the existence of cumulative losses in recent years is a factor that is accorded significant weight in the Company's assessment. As a result, a determination was made that there was not sufficient positive evidence to enable the Company to conclude that it was more likely than not that these deferred tax assets would be realized. Therefore, the Company has provided a full valuation allowance against the Company's net deferred tax assets. This assessment will continue to be undertaken in the future. The Company's results of operations may be impacted in the future by the Company's inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. The Company's results of operations might be favorably impacted in the future by reversals of valuation allowances if the Company is able to demonstrate sufficient positive evidence that the Company's deferred tax assets will be realized. Furthermore, any income reported in future periods from the sale of assets or the operations of PICO Northstar Hallock, LLC ("Northstar"), an 88% owned subsidiary, which is constructing a canola seed crushing facility in Hallock, Minnesota would represent objective positive evidence and may result in a full or partial reversal of the valuation allowance.
The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.
The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  For the nine months ended September 30, 2011 and 2010, the Company recorded approximately $24,000 and $116,000, respectively, in interest related to uncertain tax positions.

The Company reported an income tax expense of $26.8 million and an income tax benefit of $4.8 million for the nine months ended September 30, 2011 and 2010, respectively. The effective income tax rate for the three and nine months ended September 30, 2011, was a tax provision of 198%, and 213%, respectively, and a tax benefit of 59% and 38% for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2011, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the net deferred tax assets. The effective rate differs from the statutory rate in 2010 primarily due to foreign taxes, recording a tax benefit on the loss from unconsolidated affiliates in the tax provision, while the loss that creates that benefit is recorded below the tax provision on a separate line in the accompanying financial statements, offset by non-deductible compensation expense.

Debt:
During the nine months ended September 30, 2011, Northstar entered into a credit agreement with various lenders and ING Capital, LLC.  Under the agreement, the lenders have committed to loan Northstar up to (i) $89.5 million pursuant to senior secured, multi-draw term loans to fund construction of the project and (ii) $10.5 million pursuant to a senior secured revolving credit facility to fund working capital upon project completion.  Interest will accrue under the facility at a variable rate that is currently 5%. Repayment of interest on the term loans will be made quarterly and repayment of principal will be the earlier of the fifth anniversary of the project construction completion date and April 15, 2018. The revolving credit facility will be available until the earlier of either the fifth anniversary of project construction completion or April 15, 2018.  Repayment of the loans may be accelerated by the lenders in the event certain covenants or conditions are not met. As of September 30, 2011, Northstar had drawn $17 million under the loan (which includes $2.8 million from PICO that is eliminated in consolidation).

The credit agreement contains the following significant financial covenants:

•
Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any Fiscal Quarter to be more than 0.60 to 1.00. Debt to adjusted capitalization ratio - as of any date, the ratio of (a) Total debt as of such date to (b) the sum of (i) total debt as of such date plus (ii) PICO Northstar, LLC's (parent company of Northstar) consolidated shareholders' equity as of such date plus (iii) an amount equal to the difference of (x) an amount equal to development expenses in an amount not to exceed $8.4 million incurred in connection with the canola seed processing plant and integrated refinery but solely to the extent such development expenses are treated as current expenses (and are not capitalized) on the financial statements of Northstar in accordance with U.S. GAAP minus (y) the amount of development expenses referenced in clause (x) above that would have been amortized as of such date in accordance with U.S. GAAP had such development expenses been capitalized and not currently expensed.

•
Debt Service Coverage Ratio: Northstar will not permit its debt service coverage ratio to be less than 1.75 to 1.00 as of the last day of any fiscal quarter, beginning with the second full fiscal quarter ending after the project construction completion date, calculated for the four consecutive fiscal quarter period ending on each such date. Debt service coverage ratio - for any period, the ratio of (a) earnings before interest, taxes, depreciation and amortization (EBITDA) of Northstar and any of its subsidiaries for such period less (i) consolidated capital expenditures for such period (excluding that portion of consolidated capital expenditures that is financed by indebtedness (other than the obligations)) less (ii) permitted tax distributions with respect to such period less (iii) any other distributions made by the PICO Northstar, LLC to its members during such period to (b) debt service for such period.

•
Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $60 million. Net worth - as of any date, is the amount by which Northstar's total assets exceed its total liabilities, determined on a consolidated basis in accordance with U.S. GAAP.

The Company was in compliance with all financial covenants related to the credit agreement at September 30, 2011.

In connection with the credit agreement, PICO entered into a standby purchase agreement with ING, under which ING has the right to cause PICO to become a lender under the credit agreement. Under the original terms of the credit facility underwriting, ING had the right to require PICO to purchase up to $50 million if the facility was not fully syndicated by May 31, 2011. As of September 30, 2011, ING had syndicated $83.3 million of the $100 million resulting in a total commitment of up to $16.7 million due from PICO. Subsequent to September 30, 2011, PICO assigned $10 million of its $16.7 million commitment to third parties. Pursuant to the terms of the credit agreement, the Company expects any term loans held by PICO will be refinanced into preferred membership units of Northstar.

PICO also entered into an agreement with ING under which it agreed to make further equity contributions to Northstar to cover any cost overruns in project construction. As of September 30, 2011, no cost overruns have been projected.

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for the Company beginning July 1, 2012 but is not expected to have a material impact on the condensed consolidated financial statements.

In June 2011, the FASB issued guidance that requires the presentation of comprehensive income to report the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, applied on a prospective basis. The Company will conform presentation when this guidance becomes effective and does not expect the change to have a material impact on the presentation of the condensed consolidated financial statements.

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

For the three and nine months ended September 30, 2011 and 2010, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive.

3.  Comprehensive Loss

Comprehensive income or loss, net of income tax is comprised of the following (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss)	$(42,739)	$(2,082)	$(44,611)	$(10,185)
Other comprehensive loss, net of tax:
Unrealized depreciation on available-for-sale securities	(5,263)	1,675	(12,746)	(1,323)
Foreign currency translation	(1,282)	(41)	(1,756)	(400)
Total other comprehensive loss, net of tax	(6,545)	1,634	(14,502)	(1,723)
Comprehensive loss	(49,284)	(448)	(59,113)	(11,908)
Noncontrolling interest	(7,182)	764	(5,330)	2,305
Comprehensive loss attributable to PICO Holdings, Inc.	$(56,466)	$316	$(64,443)	$(9,603)

Total comprehensive loss is net of a deferred income tax charge of $26 million and a benefit of $1.5 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, total comprehensive loss is net of a deferred income tax charge of $20 million and a benefit of $4.5 million, respectively.

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2011	December 31, 2010

Net unrealized appreciation on available-for-sale investments	$7,362	$20,108
Foreign currency translation	(6,537)	(4,781)
Accumulated other comprehensive income	$825	$15,327

The accumulated balance is net of deferred income tax liability of $407,000 at September 30, 2011 and $8.4 million at December 31, 2010.

The following table reports the cost and carrying value of available-for-sale investments at September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$7,057	$225	$(2)	$7,280
Municipal bonds	3,126	266		3,392
Corporate bonds	25,972	629	(548)	26,053
Government sponsored enterprises	2,627	84		2,711
	38,782	1,204	(550)	39,436
Marketable equity securities	38,203	12,469	(1,816)	48,856
Total	$76,985	$13,673	$(2,366)	$88,292

December 31, 2010	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$4,911	$56	$(64)	$4,903
Municipal bonds	3,147	107		3,254
Corporate bonds	28,365	783	(675)	28,473
Government sponsored enterprises	4,193	187		4,380
	40,616	1,133	(739)	41,010
Marketable equity securities	80,664	30,687	(941)	110,410
Total	$121,280	$31,820	$(1,680)	$151,420

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	2011		2010
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury securities	$552	$2	$3,494	$64
Corporate bonds	8,444	161	11,286	196
	8,996	163	14,780	260
Marketable equity securities	11,247	1,057	5,907	459
Total	$20,243	$1,220	$20,687	$719

	2011		2010
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$7,043	$387	$7,053	$479
Marketable equity securities	3,726	759	2,534	482
Total	$10,769	$1,146	$9,587	$961

Marketable Equity Securities:  The Company’s investments in marketable equity securities totaled $48.9 million at September 30, 2011, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets.   At September 30, 2011, the Company reviewed all of its equity securities in an unrealized loss position and concluded certain securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses on those securities was normal market volatility. The securities that were other-than-temporarily were recorded as an impairment loss and amounted to $988,000 and $1 million, respectively, for the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, the Company recorded $36,000 and $347,000, respectively, of other-than-temporary impairment charges on marketable equity securities.

Corporate Bonds and U.S. Treasury Obligations: The Company owns various fixed maturity bonds in its portfolio. The U.S. Treasury, municipal, and government-sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements for the insurance companies. The remainder of the bond portfolio consists of corporate bonds, which are purchased on a case by case basis depending on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer.  At September 30, 2011, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. During the three and nine months ended September 30, 2011, and 2010, the Company did not record any impairment charges on investments in fixed maturity securities.

Fair Value Measurements:
The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2011, and December 31, 2010, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The Company owns $29.8 million of available-for-sale equity securities that trade on over-the-counter bulletin board markets. At September 30, 2011, the Company classified $19.1 million of those securities as Level 2 due to the trading volumes being lower than normal, coupled with wide bid/ask spreads, lack of current publicly available information, or few or no recent transactions. A description of the levels follows the table below.

At September 30, 2011 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2011
Available-for-sale securities (A)	$69,158	$19,134		$88,292
Liabilities
Deferred compensation (B)	$35,794			$35,794

At December 31, 2010 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Available-for-sale securities (A)	$132,677	$18,743		$151,420
Liabilities
Deferred compensation (B)	$37,879			$37,879

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

(B) Deferred compensation plans are compensation plans directed by the Company and structured as a Rabbi Trust for certain executives and non-employee directors. The investment assets of the Rabbi Trust are valued using quoted market prices multiplied by the number of shares held in each trust account including the shares of PICO common stock held in the trusts. The related deferred compensation liability represents the fair value of the investment assets.

The following table sets forth the Company's non-financial assets that were measured at fair value on a non-recurring basis for the nine months ended September 30, 2011, by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
(1) Intangible asset (exclusive right to use infrastructure)			$84,900	$16,224
(1) As of September 30, 2011, the Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $101.1 million that was written down to its implied fair value of $84.9 million, resulting in an impairment charge of $16.2 million, which was included in earnings for 2011.  The implied fair value was calculated using a discounted cash flow model that incorporated a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, and timing of sales, and costs. Given the continued dramatic and prolonged slow-down in housing starts and sales in the North Valleys of Reno, Nevada, and the recent decline in market prices for similar assets, the Company adjusted its assumptions and judgments in the model by reducing the price, lengthening the timing of absorption of water sales from the original projections.

Investment in Unconsolidated Affiliate (spigit inc.):

During the nine months ended September 30, 2011, spigit, inc. raised additional capital and as a result, the Company's ownership dropped from 37% to 32%. The Company's share of spigit's loss was $1.6 million and $5.3 million for the three and nine months ended September 30, 2011, respectively, and $942,000, and $2.4 million for the three and nine months ended September 30, 2010, respectively. The carrying value of the investment was zero and $5.2 million at September 30, 2011 and December 31, 2010 respectively, and is reported in other investments in the accompanying balance sheets.

As the total losses recorded to date on the investment in spigit have reduced the carrying value to zero at September 30, 2011, the Company will not accrue any additional losses reported by spigit unless the Company decides to invest more capital into the operations. There are no plans or obligations to invest additional capital at this time.

The following is unaudited summarized financial information of spigit, inc. for the nine months ended September 30, 2011 and 2010 (in thousands):

	September 30, 2011	September 30, 2010
Revenues	$6,093	$3,035
Gross profit	$3,746	$2,671
Loss from continuing operations and net loss	$(18,335)	$(6,584)

4.  Disclosures About Fair Value of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such fair value:

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

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at September 30, 2011 (in thousands).

	September 30, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$94,374	$94,374
Fixed maturities	$39,436	$39,436
Equity securities	$48,856	$48,856
Notes and other receivables, net	$9,924	$9,924
Reinsurance receivable	$13,446	$13,446
Financial liabilities:
Debt	$63,059	$63,059

5.  Segment Reporting

PICO is a diversified holding company engaged in five operating and reportable segments:  Water Resource and Water Storage Operations, Real Estate Operations, Corporate, Insurance Operations in Run Off, and Agribusiness Operations.

The accounting policies of the reportable segments are the same as those described in the Company’s 2010 Annual Report on Form 10-K filed with the SEC.  During the nine months ended September 30, 2011, the insurance in run off segment paid a dividend to the corporate segment, consisting of cash, a publicly traded equity security, and a subsidiary holding various investments in publicly traded equity securities, changing the composition of both segments. As a result, all prior period segment results, including total assets, revenues, and income or loss before taxes for the insurance in run off segment and corporate segment have been restated to reflect the change in the segment composition as of the beginning of the earliest period presented in this report.

During the third quarter of 2011, the Company signed an agreement to sell Nevada Land and Resource Company, a wholly owned subsidiary of the Company, that is a component of the real estate segment.

Management analyzes segments using the following information:

Segment assets (in thousands):

	September 30, 2011	December 31, 2010
Total Assets:
Water Resource and Water Storage Operations	$204,315	$226,496
Real Estate Operations	162,344	146,897
Corporate	108,507	125,789
Insurance Operations in Run Off	87,518	114,872
Agribusiness Operations	85,961	78,448
	$648,645	$692,502

Segment Assets:

During the nine months ended September 30, 2011, total assets of the water resource and water storage operations decreased $22.2 million, primarily due to the $16.2 million impairment charge recorded during the three months ended September 30, 2011. Total assets in the real estate operations increased $15.4 million primarily due to acquisitions and development of real estate at UCP. Assets in the corporate segment decreased $17.3 million primarily due to the recording of the valuation allowance on the net deferred tax assets offset by an increase in assets due to a dividend from the insurance operations in run off segment. Insurance operations in run-off decreased $27.4 million primarily as a result of a dividend paid to the corporate segment.

Consolidated Assets:

On a consolidated basis, during the nine months ended September 30, 2011, total investments decreased $68.3 million primarily due to the sale of equity securities, and property and equipment increased $61.5 million primarily from construction costs for the canola plant being built in Hallock, MN. During the nine months ended September 30, 2011, the total deferred tax assets of the Company declined $20 million due to the full valuation allowance recorded during the period.

Segment revenues and income or loss before taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Water Resource and Water Storage Operations	$384	$375	$1,073	$2,499
Real Estate Operations	14,585	611	22,928	4,336
Corporate	1,672	2,883	6,548	7,711
Insurance Operations in Run Off	4,898	3,628	14,614	6,376
Agribusiness Operations	1		8
Total revenues	$21,540	$7,497	$45,171	$20,922

Income (Loss) Before Taxes:
Water Resource and Water Storage Operations	$(17,470)	$(2,731)	$(20,532)	$(6,622)
Real Estate Operations	2,244	(792)	265	(2,462)
Corporate	(2,368)	(2,480)	(4,006)	(8,594)
Insurance Operations in Run Off	4,468	3,250	13,382	5,149
Agribusiness Operations	(695)		(1,668)
Loss before income taxes	$(13,821)	$(2,753)	$(12,559)	$(12,529)

6.  Commitments and Contingencies

The Company is subject to various other litigation matters that arise in the ordinary course of its business.  Certain of our insurance subsidiaries are frequently a party in claims proceedings and actions regarding insurance coverage, all of which are considered routine and incidental to our business.  Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material adverse effect on the consolidated financial position, results of operations, or cash flows of the Company.  Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the "Derivative Actions").   The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote.  On September 30, 2011, the Company removed each of the Derivative Actions to the United States District Court, Southern District of California.  On  October 7, 2011, the Company filed motions to dismiss each of the Derivative Actions.  On October 13, 2011, the plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego, and on October 24, 2011 the plaintiff in each of the Derivative Actions filed an opposition to the Company's motions to dismiss.  On October 31, 2011, the Company filed an opposition to the plaintiffs' motions to remand and reply briefs in support of the Company's motions to dismiss.  On November 7, 2011, the plaintiff in each of the Derivative Actions filed a reply brief in support of their motions to remand.  Hearings  on the motions to dismiss and motions to remand will be held upon request of the Court. We do not believe the results of this litigation will result in a material impact to the Company's financial statements.

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. No material developments occurred relating to this dispute or the settlement agreement during the first nine months of 2011.

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

As of September 30, 2011 our business is separated into five operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Corporate;
•	Insurance Operations in “Run Off”; and
•	Agribusiness Operations

As of September 30, 2011, our major consolidated subsidiaries are (wholly – owned unless noted):

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
•
PICO Northstar Hallock, LLC, an 88% owned subsidiary, doing business as Northstar Agri Industries ("Northstar"), which is constructing a canola seed crushing facility in Hallock, Minnesota. We anticipate the plant to be fully constructed and to commence operations in 2012.

RESULTS OF OPERATIONS— THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Overview of Economic Conditions and Impact on Results of Operations:

The current economic environment and housing slow-down in the U.S. has significantly decreased the rate of growth in the Southwest and demand for our water and real estate assets in certain markets. Specific events occurred in those markets during the third quarter of 2011 that caused us to update our discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights and our Carson Lyon water assets. The changes in assumptions relate to the sales price of our water assets and the timing of future estimated sales. As a result of updating our discounted cash flow models, the estimated fair value of our Fish Springs water asset was calculated at $84.9 million compared to its carrying value of $101.1 million. Consequently, during the third quarter, we recorded the $16.2 million difference as an impairment charge to reflect the decrease in the estimated fair value of the asset. Continued deterioration in the markets in which we operate has the potential to cause additional impairment charges on our real estate and water assets.

In addition, given the total cumulative losses reported by the Company over the past three years, we determined that it is not likely we will be able to realize our deferred income tax assets in the near future. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.  We considered all the possible sources of taxable income when assessing the realization of the deferred tax assets and given the conditions currently existing in certain of the markets in which we operate, the near - term prospects for significant income sufficient to absorb our deferred tax assets are in doubt. As a result, we have recorded a $32.2 million valuation allowance as part of our tax provision in our results of operations that reduced our net deferred tax asset to zero at September 30, 2011. We anticipate that the current weakness and lack of demand in certain of our markets will persist for several years and then be followed by a slow recovery. In this future recovery period, we expect demand to rebound and ultimately lead to an increase in sales activity in these markets. We also believe the operating results of the canola seed crushing plant we are constructing together with future sales from our real estate assets will lead to significant reported income. If and when we realize significant sales of real estate and water assets and / or the canola seed crushing plant generates sufficient income such that our total cumulative three year reported results is positive, we may then be able to reverse all or part of the valuation allowance on our deferred tax assets.

The focus of our operations is building long – term shareholder value.  Our revenues and results of operations can and do fluctuate widely from period to period.  For example, we recognize revenue from the sale of real estate and water assets when specific transactions close, and as a result, sales of real estate and water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year.

PICO Shareholders’ Equity

At September 30, 2011, we reported shareholders’ equity of $507.1 million, or $22.33 per share, compared to $568.1 million, or $25.03 per share at December 31, 2010.  The $61 million decrease in shareholders’ equity for the first nine months of 2011 was primarily due to a $64.4 million comprehensive loss.  Comprehensive loss includes a net loss of $49.9 million which reflects the $16.2 million impairment charge on our Fish Springs water asset and a $26.8 million provision for federal, foreign and state income tax that includes a $32.2 million valuation allowance recorded on the net deferred tax assets. Book value per share decreased by $2.70, or 11%, during the first nine months of 2011.

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

For the third quarter of 2011, we reported comprehensive loss of $56.5 million which consisted primarily of a $5.3 million net decrease in unrealized appreciation in investments and a net loss of $49.9 million.

For the first nine months of 2011, we reported comprehensive loss of $64.4 million.  This comprehensive loss consisted of a net loss of $49.9 million, a $12.7 million net decrease in unrealized appreciation in investments, and a $1.8 million loss on foreign currency translation.

Segment Results of Operations

Our segment revenues and income or loss before taxes for the third quarter and first nine months of 2011 and 2010 were:

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Water Resource and Water Storage Operations	$384	$375	$1,073	$2,499
Real Estate Operations	14,585	611	22,928	4,336
Corporate	1,672	2,883	6,548	7,711
Insurance Operations in “Run Off”	4,898	3,628	14,614	6,376
Agribusiness Operations	1		8
Total revenues	$21,540	$7,497	$45,171	$20,922

Income (loss) before income taxes:
Water Resource and Water Storage Operations	$(17,470)	$(2,731)	$(20,532)	$(6,622)
Real Estate Operations	2,244	(792)	265	(2,462)
Corporate	(2,368)	(2,480)	(4,006)	(8,594)
Insurance Operations in “Run Off”	4,468	3,250	13,382	5,149
Agribusiness Operations	(695)		(1,668)
Loss before income taxes	$(13,821)	$(2,753)	$(12,559)	$(12,529)

Third Quarter Revenues

Our third quarter revenues were $21.5 million in 2011, compared to $7.5 million in 2010, an increase of $14 million year-over-year.  This increase was primarily due to a year-over-year increase in sales of real estate at UCP of $14.2 million, and a $1.7 million year-over-year increase in net realized gains reported in the insurance in run-off segment.

Third Quarter Costs and Expenses

Third quarter costs and expenses were $35.4 million in 2011, compared to $10.3 million in 2010, an increase in year-over-year expenses of $25.1 million.  This increase in expenses is primarily due to an increase in cost of real estate sold of $9.9 million from sales of real estate by UCP and an impairment charge in our water resource and water storage segment of $16.2 million in 2011 with no corresponding charge in 2010.

Third Quarter Net Loss Before Income Taxes

Our third quarter year-over-year net loss before income taxes increased by $11.1 million.  The primary components of this increased year-over-year loss was the impairment charge at Vidler of $16.2 million partially offset by the increased year-over-year real estate gross margin at UCP of $4.4 million.

Third Quarter Income Taxes and Noncontrolling Interest in Subsidiaries

In the third quarter of 2011, we reported a net loss of $49.9 million, or $2.20 per share. We recorded a $27.3 million tax provision and the noncontrolling interests reported a credit of $7.2 million.

Our most significant subsidiary that is classified as noncontrolling interest is Fish Springs Ranch, LLC (“Fish Springs”).   Due to the impairment charge recorded on the Fish Springs water asset we reassessed our previous method of attributing our 49% partner's share of the losses at Fish Springs. Accordingly, we have reversed these previously attributed losses amounting to $7.4 million in the third quarter of 2011 such that our 49% partner's noncontrolling interest balance is now zero.

We reported a net loss of $1.3 million, or $0.06 per share for the third quarter of 2010 after a $1.6 million tax benefit.  During the three months ended September 30, 2010, the noncontrolling interests reported a loss of $764,000.

Our effective tax rate for the third quarter of 2011 and 2010 was a tax provision of 198% compared to a tax benefit of 59% respectively, compared to the Federal corporate income tax rate of 35%. The difference is primarily due to the full valuation allowance recorded on our deferred tax assets recorded in the third quarter of 2011.

First Nine Months Revenues

Our revenues during the first nine months were $45.2 million in 2011, compared to $20.9 million in 2010, an increase of $24.3 million year-over-year.  This increase is due primarily to an increase in the sale of real estate reported in the real estate segment of $19.4 million and an increase of $8.9 million in net realized gains on the sale of securities held in our insurance in run-off segment.

First Nine Months Costs and Expenses

Our costs and expenses during the first nine months were $57.7 million in 2011, compared to $33.5 million in 2010, a year-over-year increase of $24.3 million. This increase in costs and expenses is due primarily to an impairment charge of $16.2 million in the water resource and water storage segment in 2011, with no corresponding charge in 2010, an increase of $14.1 million in the cost of sales of real estate recorded in the real estate segment which were partially offset by a year-over-year reduction in project expenses recorded in the water resource and water storage segment of $3.2 million.

First Nine Months Net Loss Before Income Taxes

Our loss before income taxes decreased by $30,000 in the first nine months of 2011 compared to the first nine months of 2010. This decreased loss was due primarily to an increase in the gross margin of real estate sales at UCP of $5.2 million and an increase in year-over-year net realized gains of $8.9 million in the insurance in run-off segment, offset by an impairment charge of $16.2 million recorded in the water resource and water storage segment with no corresponding charge in 2010.

First Nine Months Income Taxes and Noncontrolling Interest in Subsidiaries

In the first nine months of 2011, we reported a net loss of $49.9 million, or $2.20 per share, which included a $26.8 million tax provision and the noncontrolling interests reported a credit of $5.3 million.

Due to the impairment charge recorded on the Fish Springs water asset we reassessed our previous method of attributing our 49% partner's share of the losses at Fish Springs. Accordingly, we have reversed these previously attributed losses amounting to $5.9 million in the first nine months of 2011 such that our 49% partner's noncontrolling interest balance is now zero.

We reported a net loss of $7.9 million, or $0.35 per share for the first nine months of 2010 after a $4.8 million tax benefit.  During the nine months ended September 30, 2010, the noncontrolling interests reported a loss of $2.3 million.

Our effective tax rate for the first nine months of 2011 and 2010 was a tax provision of 213% and a tax benefit of 38% respectively, compared to the Federal corporate income tax rate of 35%. For the nine months ended September 30, 2011 the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on our net deferred tax assets. The effective rate differs from the statutory rate in 2010 primarily due to foreign taxes, recording a tax benefit on the loss from unconsolidated affiliates in the tax provision, while the loss that creates that benefit is recorded below the tax provision on a separate line in the accompanying financial statements, and offset by non-deductible compensation expense.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Sale of real estate and water assets	$151	$17	$213	$1,245
Net investment income	6	151	163	538
Other	227	207	697	716
Total revenues	384	375	1,073	2,499

Costs and expenses:
Cost of real estate and water assets	(33)	(4)	(40)	(724)
Impairment of water assets	(16,224)		(16,224)
Depreciation and amortization	(297)	(301)	(882)	(857)
Overhead	(705)	(916)	(2,642)	(2,509)
Project expenses	(595)	(1,885)	(1,789)	(5,031)
Total costs and expenses	(17,854)	(3,106)	(21,577)	(9,121)
Loss before income taxes	$(17,470)	$(2,731)	$(20,504)	$(6,622)

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

Segment Revenues

There were no significant sales of real estate and water assets in the third quarter and first nine months of both 2011 and 2010.  Revenues generated in the third quarter and first nine months of 2011 and 2010 consisted primarily of lease income from our ranch and farm properties and interest from the financing of certain water asset sales. In addition, in the first nine months of 2010, Vidler sold 149 acre-feet of water rights in Kane Springs, Lincoln County, Nevada which generated revenues of $1.2 million.

Impairment of Water Assets

The current economic environment and housing slow-down in the U.S. has significantly decreased the rate of growth in the Southwest and demand for our water and real estate assets in certain markets. Specific events occurred in those markets during the third quarter of 2011 that caused us to update our discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights and our Carson Lyon water assets. The changes in assumptions relate to the sales price of our water assets and the timing of future estimated sales. As a result of updating our discounted cash flow models, the fair value of our Fish Springs water asset was estimated at $84.9 million compared to its carrying value of $101.1 million. Consequently, during the third quarter, we recorded the $16.2 million difference as an impairment charge to reflect the decrease in the estimated fair value of the asset. There were no other impairment charges during the quarter.

Segment Expenses

Overhead expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.

Overhead expenses were $2.6 million for the first nine months of 2011 compared to $2.5 million in the first nine months of 2010, an increase of $133,000 year-over-year. This increase was largely due to increased salaries and benefits of Vidler employees' year-over-year.

Project expenses consist of costs related to the development of existing water resources, such as operating and maintenance costs and professional fees.  Project expenses fluctuate from period to period depending on activity with Vidler's various water resource projects.  Costs related to the development of water resources which meet the criteria to be recorded as an asset in our financial statements are capitalized and charged to cost of sales in the period that revenue is recognized.  Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement);
•	the utilization of water rights at Fish Springs Ranch as a future municipal water supply for the north valleys of the Reno, Nevada area;
•	the operation of our farm properties in Idaho and maintenance of the associated water rights; and
•	the exploration and drilling costs of Vidler’s water resource development project in New Mexico.

Project expenses were $595,000 in the third quarter of 2011, compared to $1.9 million in the third quarter of 2010, and $1.8 million in the first nine months of 2011 compared to $5 million in the first nine months of 2010.  The third quarter and first nine months year-over-year decrease in project expenses of $1.3 million and $3.2 million, respectively, is largely due to the reduction in expenses for exploration and drilling costs for the exploration phase of our water resource development project in New Mexico. These costs were expensed through the statement of operations as incurred in the first quarter and the first nine months of 2010. In the first nine months of 2011 approximately $1.8 million of development costs were capitalized with respect to this project as, after the recent completion of our groundwater model, we now consider the project more likely than not to generate revenues from permitted water rights sufficient to recover our capitalized costs. In the future, we do not anticipate incurring any further significant development costs associated with this project and we expect to present our scientific evidence to support the award of up to 1,010 acre - feet of permitted water rights to the New Mexico's State Engineer's Office in 2012.

Net Recharge Credits in Arizona

During 2011, we acquired a further 6,000 acre-feet of water for storage (net recharge credits) in Arizona. As of September 30, 2011 we own over 402,000 net recharge credits (approximately 152,000 net recharge credits are held in the Phoenix Active Management Area and approximately 250,000 net recharge credits are held in our water storage facility in the Harquahala Valley).

REAL ESTATE OPERATIONS

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Sale of real estate – Nevada Land	$77	$34	$288	$112
Sale of real estate UCP	14,216		21,655	2,434
Net investment income	93	192	373	536
Lease income and other	199	385	612	1,254
Total revenues	14,585	611	22,928	4,336

Costs and expenses:
Cost of real estate – Nevada Land	(25)		(44)	(7)
Cost of real estate - UCP	(9,864)		(15,761)	(1,722)
Operating expenses	(2,452)	(1,403)	(6,858)	(5,069)
Total costs and expenses	(12,341)	(1,403)	(22,663)	(6,798)
Income (loss) before income taxes	$2,244	$(792)	$265	$(2,462)

Currently our businesses in the real estate operations segment are largely conducted through UCP, LLC and its subsidiaries ("UCP") and its operations in California and Washington and Nevada Land & Resource Company, LLC ("Nevada Land") and its operations in Nevada.

In September, 2011 we announced a definitive agreement to sell Nevada Land for $31 million. Close of escrow for this transaction is scheduled for December, 2011. If the transaction closes, no future revenues from any land sales or lease and royalty income at Nevada Land will be recorded by us in future periods.

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

Segment Assets

UCP continues to purchase and develop finished and partially-entitled residential lots. Primarily, these residential lots are located in select California markets; however, in the first nine months of 2011 we made two acquisitions outside California when we acquired 385 finished lots and 348 potential lots in the Central Puget Sound market area of Seattle, Washington.  As of September 30, 2011, UCP owns or controls a total of 847 finished lots (which includes 9 completed homes and 7 partially completed homes) and 5,036 potential lots in various stages of entitlement.  As of September 30, 2011, we have invested capital of approximately $120.2 million for the acquisition and development of these lots. Approximately $30.5 million of this capital has been financed by non-recourse, project specific debt.

Segment Revenues

In the third quarter of 2011, segment total revenues were $14.6 million.  UCP sold 8 homes, 6 finished lots and 64 partially entitled lots in the third quarter of 2011 for total sales proceeds of $14.2 million. The gross margin on these sales was approximately 31%. Net investment income, primarily consisting of interest earned on real estate sales contracts where Nevada Land has provided vendor financing on prior period sales, was $93,000, and other revenues (primarily lease and royalty income from Nevada Land's properties) were $199,000.

In the first nine months of 2011, segment revenues were $22.9 million. UCP contributed revenues of $21.7 million in the period from the sale of 22 homes, 53 finished lots and 64 partially entitled lots.  The sale of these properties generated a gross margin of approximately 27.2%.  Nevada Land generated $612,000 from lease and royalty income in the first nine months of 2011 as well as net investment income of $373,000 primarily consisting of interest earned on real estate sales contracts where Nevada Land has provided vendor financing.

In the third quarter of 2010, segment total revenues were $611,000. UCP did not have any sales in the third quarter of 2010.  Nevada Land generated $385,000 from lease and royalty income in the third quarter of 2010, as well as net investment income of $192,000 primarily consisting of interest earned on land sales contracts where Nevada Land has provided vendor financing.

In the first nine months of 2010, segment revenues were $4.3 million. UCP contributed revenues of $2.4 million in the period from the sale of two model homes, six partially finished homes and one finished lot.  The sale of these properties generated a gross margin of approximately 29%.  Nevada Land generated $1.3 million from lease and royalty income in the first nine months of 2010 as well as net investment income of $536,000 primarily consisting of interest earned on real estate sales contracts where Nevada Land has provided vendor financing.

Segment Results of Operations

The third quarter segment loss decreased from a loss of $792,000 in the third quarter of 2010 to net income of $2.2 million in the third quarter of 2011.  The year-over-year increase in net income of $3 million is due primarily to an increase in the gross margin generated by the sale of land and homes at UCP of $4.4 million; partially offset by an increase in overhead of $1 million due to commissions on the sale of real estate and other operating costs as UCP continues to expand its operations.

The first nine months segment loss decreased from a loss of $2.5 million in the first nine months of 2010 to net income of $265,000 in the first nine months of 2011. The year-over-year increase in net income of $2.7 million is due primarily to an increase in the gross margin generated by the sale of land and homes at UCP of $5.2 million; partially offset by an increase in overhead of $1.7 million due to commissions on the sale of real estate and other operating costs as UCP continues to expand its operations.

CORPORATE

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Net realized gain on sale or impairment of investments	$1,105	$2,199	$4,531	$5,105
Net investment income	572	660	2,016	2,500
Other	(5)	24	1	106
Total revenues	1,672	2,883	6,548	7,711

Costs and expenses:
Stock-based compensation expense	(1,139)	(1,342)	(3,398)	(3,838)
Deferred compensation recovery (expense)	918	(3,821)	(1,329)	(5,531)
Foreign exchange gain (loss)	(1,744)	2,939	1,081	1,765
Other	(2,075)	(3,139)	(6,908)	(8,701)
Total costs and expenses	(4,040)	(5,363)	(10,554)	(16,305)
Loss before income taxes	$(2,368)	$(2,480)	$(4,006)	$(8,594)

This segment consists of cash and fixed-income securities, PICO European Holdings, LLC (“PICO European”), a 32% interest in spigit, inc. ("spigit" -- see "Investment in Unconsolidated Affiliate" below). The Corporate segment also contains the remaining assets and liabilities of the parent company which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors.

During the first nine months of 2011, Physicians Insurance Company of Ohio paid a dividend to a wholly-owned subsidiary of the Company, which is reported in the Corporate segment. The dividend included a 100% interest in PICO European, which holds the group's portfolio of interests in Swiss stocks as well as debt denominated in Swiss Francs. Our segment results for all periods in the table above and elsewhere in this Quarterly Report have been restated to include PICO European in the Corporate segment, instead of the Insurance Operations in “Run Off” segment, and may differ from the segment results reported in previous periods.

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

Segment Revenues

The corporate segment recorded revenues of $1.7 million in the third quarter of 2011, compared to $2.9 million in the third quarter of 2010.

The $1.2 million year-over-year decrease in segment revenues is principally due to a $1.1 million decrease in net realized investment gains. Realized investment gains in this segment fluctuate from period to period, and arise primarily as a result of activity in PICO European and our deferred compensation investment portfolios.

In the first nine months of 2011, segment revenues were $6.5 million, compared to $7.7 million in the first nine months of 2010.  Net realized investment gains decreased $574,000, and net investment income decreased by $484,000 year-over-year.

Segment Expenses

Third quarter segment expenses decreased approximately $1.3 million year-over-year, due to the net effect of a number of expense items.  The year-over-year decrease was principally due to a $4.7 million decrease in deferred compensation expense.

Nine months segment expenses decreased by approximately $5.8 million year-over-year, primarily due to a $4.2 million decrease in deferred compensation expense.

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

In accounting periods when the market value of the underlying investment assets increases, such as the first nine months of 2010 and 2011 and the third quarter of 2010, an expense is recorded to reflect the increase in the payable.  In periods when the market value of the underlying investment assets decreases, such as the third quarter of 2011, a benefit is recorded to reflect the decrease in the payable, which reduces segment expenses.

Stock-Based Compensation Expense

The stock-based compensation expense recognized in this segment principally consists of costs related to restricted stock units (“RSU”).

Stock-based compensation expense for all stock-based awards was $1.1 million in the third quarter of 2011, compared to $1.3 million in the third quarter of 2010. For the first nine months of 2011, stock-based compensation expense was $3.4 million, compared to $3.8 million in the first nine months of 2010. The year-over-year decrease primarily related to the recording of the balance of the unrecognized compensation costs which was expensed when two officers, who left the Company during the first nine months of 2010, exercised RSU. There was no similar exercise of RSU and related expense in 2011; however, the year-over-year reduction in RSU expense, was partially offset by the recognition in 2011 of RSU expense for new awards of RSU granted in 2010.

As of September 30, 2011, there was $11.2 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests in October 2014.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily results from the effect of fluctuation in the exchange rate between the Swiss Franc and U.S. dollar on the amount of an inter-company loan to PICO European, which is denominated in Swiss Francs.

Segment expenses were increased by a $1.7 million foreign exchange loss in the third quarter of 2011, compared to a gain of $2.9 million, which reduced segment expenses, in the third quarter of 2010. Segment expenses were reduced by a $1.1 million foreign exchange gain in the first nine months of 2011, compared to a gain of $1.8 million in the first nine months of 2010.

 Investment in Unconsolidated Affiliate (spigit, inc.)

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in the corporate segment.  At September 30, 2011, the most significant such business was spigit, which is a developer of social productivity software for enterprises, with an established customer base including several companies in the Fortune 2000.

Our investment in spigit is carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we can exercise significant influence over the operating and financial policies of spigit.

During the first nine months of 2011, spigit raised additional capital and as a result, our ownership dropped from 37% to 32%. Our share of spigit's loss is recorded in our Statement of Operations in the line captioned “Equity in loss of unconsolidated affiliate,” and was $1.6 million in the third quarter of 2011, and $5.3 million in the first nine months of 2011, compared to $942,000 in the third quarter of 2010, and $2.4 million in the first nine months of 2010. The increase in loss year-over-year is primarily due to increased sales and marketing costs and other expenses as spigit continues to rapidly expand its operations.

The total losses recorded to date on the investment in spigit has reduced the carrying value to zero at September 30, 2011. Consequently, the Company will not accrue any additional losses reported by spigit unless the Company decides to invest more capital into the operations. There are no plans or obligations to invest any further capital at this time.

INSURANCE OPERATIONS IN “RUN OFF”

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Net investment income	$206	$615	$796	$1,408
Net realized gain on sale or impairment of investments	4,676	3,004	13,760	4,910
Other	16	9	58	58
Total revenues	4,898	3,628	14,614	6,376

Total costs and expenses	(430)	(378)	(1,232)	(1,227)
Income before income taxes	$4,468	$3,250	$13,382	$5,149

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

During the first nine months of 2011, Physicians paid a dividend to a wholly-owned subsidiary of the Company, which is reported in the Corporate segment. The dividend included a 100% interest in PICO European, which holds the group's portfolio of interests in Swiss stocks as well as debt denominated in Swiss Francs. Our segment results for all periods in the table above and elsewhere in this Quarterly Report have been restated to include PICO European in the Corporate segment, instead of the Insurance Operations in “Run Off” segment, and may differ from the segment results reported in previous periods.

Net Realized Investment Gains

Net realized investment gains were $4.7 million in the third quarter of 2011, consisting principally of realized gains on the sale of various portfolio holdings, which were partially offset by a $974,000 charge for other-than-temporary impairment of equity securities. Net realized investment gains were $13.8 million in the first nine months of 2011, consisting principally of realized gains on the sale of various portfolio holdings, which were partially offset by a $1 million charge for other-than-temporary impairment of equity securities.

Net realized investment gains on the sale of various portfolio holdings were $3 million in the third quarter of 2010, and $4.9 million in the first nine months of 2010. There were no charges for other-than-temporary impairment of securities in this segment during the first nine months of 2010.

We determined that none of the bonds held by the insurance companies were impaired as of September 30, 2011, and September 30, 2010.

Physicians Loss Reserves

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	September 30, 2011	December 31, 2010
Direct Reserves for medical professional liability insurance	$1,825	$1,934

  There were no unusual trends in claims during the first nine months of 2011.

Citation Loss Reserves

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	September 30, 2011	December 31, 2010
Property & Casualty Insurance
Direct Reserves	$494	$518
Ceded Reserves	(97)	(97)
Net property and casualty insurance reserves	397	421

Workers’ Compensation
Direct Reserves	19,066	20,363
Ceded Reserves	(12,925)	(13,890)
Net workers’ compensation insurance reserves	6,141	6,473
Total net reserves	$6,538	$6,894

Direct reserves for workers' compensation claims declined $1.3 million, which was partially offset by the recovery of $966,000 from our reinsurers.

No unusual trends in claims were noted during the first nine months of 2011.

AGRIBUSINESS OPERATIONS

	Three Months Ended	Nine Months Ended
Thousands of dollars	September 30,	September 30,
	2011	2011
Revenues:
Net investment income	$1	$2
Other income		6
Total revenues	1	8

Total costs and expenses	(696)	(1,676)
Loss before income taxes	$(695)	$(1,668)

In December 2010, we completed a business combination and funded $60 million of equity to finance a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”). Northstar's business is to construct and operate a canola seed processing plant near Hallock, Minnesota.  It is anticipated that construction will be complete, and that the plant will commence production of canola oil and canola meal, by the fourth quarter of 2012. The plant will have initial crushing capacity of 1,000 tons per day.  Pending the completion of additional environmental permitting, it is estimated that the capacity can be increased to 1,500 tons per day at a cost of approximately $10.5 million. In making its investment, PICO contributed the $60 million in exchange for an approximately 88% equity stake in PICO Northstar, LLC (“PNS”). PNS then contributed all of its assets to Northstar, its wholly owned subsidiary.

Construction of the plant began in January 2011.  We signed a guaranteed maximum price construction contract with, McGough Industrial Construction LLC, as well as, fixed price engineering and technology contracts with Karges Faulconbridge, Inc. and Crown Iron Works respectively.  Each of these firms has significant prior experience in the industry. As of September 30, 2011, the plant was approximately 50% complete and we had capitalized expenditures of approximately $70.8 million.

Operating expenses in the three and nine months ended September 30, 2011 primarily represent salaries and benefits of the personnel in place to oversee the construction and operation of the plant but also include operating expenses such as insurance and office costs. In future quarters we expect operating expenses to increase as more staff is recruited for all aspects of the future operation of the plant.

On June 13, 2011, Northstar and PNS entered into a Credit Agreement (the "Credit Agreement") with various lenders (the "Lenders") and ING Capital, LLC ("ING"), as agent for the Lenders.  Under the Credit Agreement, the Lenders have committed to loan Northstar up to (i) $89.5 million pursuant to senior secured, multi-draw term loans to fund construction of the project and (ii) $10.5 million pursuant to a senior secured revolving credit facility to fund working capital upon project completion.  Interest will accrue under the facility at a variable rate as set forth in the Credit Agreement. Repayment of interest on the term loans will be made quarterly and repayment of principal will be amortized over five years beginning upon the earlier of either project construction completion or April 15, 2013. The revolving credit facility will be available until the earlier of either the fifth anniversary of project construction completion or April 15, 2018.  Repayment of the loans may be accelerated by the Lenders in the event certain covenants or conditions are not met as set forth in the Credit Agreement. As of September 30, 2011, $17 million has been drawn under the facility (which includes $2.8 million from PICO Holdings, that is eliminated in consolidation).

In connection with the Credit Agreement, PICO entered into a Standby Purchase Agreement with ING under which ING has the right to cause PICO to become a Lender under the Credit Agreement. Under the Standby Purchase Agreement the total value of terms loans put to PICO as a Lender amounted to $16.7 million. Subsequent to September 30, 2011 PICO has assigned $10 million of its $16.7 million term loan to third parties. Under the terms of the term loan assignments, the pro - rata share of the assigned term loan draws by PICO to Northstar prior to the assignments will be refunded to PICO by the third parties. Pursuant to the terms of the Credit Agreement, we expect any remaining term loans made by PICO (as of the date hereof totaling $6.7 million) will be refinanced into preferred membership units in PNS.

In connection with the Credit Agreement, PICO also entered into an Agreement to Contribute Capital with ING under which it agreed to make further equity contributions to PNS in an amount to cover any cost overruns in project construction. As of the date hereof, no cost overruns are projected.

In October, 2011, Northstar entered into a six month swap agreement with an international bank as the counterparty. The swap agreement begins at the time of estimated production (October, 2012) for 10,000 tons per month (approximately one - third of anticipated capacity) and swaps the floating price of the crush margin (the margin produced from the sale of canola oil and canola meal less the cost of canola seed) for a fixed price for a period of six months. We expect to enter in to further swap agreements over the course of the next few months with the same counterparty for up to 80% of estimated future production.

LIQUIDITY AND CAPITAL RESOURCES—NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in publicly-traded securities.  On a consolidated basis, we had $94.4 million in cash and cash equivalents at September 30, 2011, compared to $114.8 million at December 31, 2010.  In addition to cash and cash equivalents, at September 30, 2011 the consolidated group held fixed-income securities with a market value of $39.4 million, and publicly-traded equities with a market value of $48.9 million.

Our liquid funds are principally invested in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.

The cash and cash equivalents, fixed-income securities, and publicly-traded equities held in each segment at September 30, 2011 are:

•	the Water Resource and Water Storage Operations segment holds cash of $2.8 million;
•	the Real Estate Operations segment holds cash of $7.8 million;
•
the Insurance Operations In “Run-Off” segment holds cash of $22.7 million, fixed-income securities with a market value of $20.2 million, and publicly-traded equities with a market value of $18.4 million;

•
the Corporate segment holds cash of $43.4 million, fixed-income securities with a market value of $8.6 million, and publicly-traded equities with a market value of $23.3 million.  In addition, cash of $17.4 million, fixed-income securities with a market value of $10.6 million, and publicly-traded equities with a market value of $7.2 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities; and

•	the Agribusiness Operations segment holds cash of $322,000.

Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings or assets, and the proceeds of borrowings or offerings of equity and debt.  Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios.

In broad terms, the cash flow profile of our segments is:

Water Resource and Water Storage Operations

•To date, a substantial portion of Vidler's revenue has come from the one-time sale of strategic real estate and water assets.  These assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S.  The timing and size of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one accounting period to another.  Vidler generates free cash flow when receipts from the sale of real estate and water assets exceed capital expenditures, development costs, financing costs, and other operating expenses.  In the interim, Vidler finances its exploration and development costs from existing cash resources.  The timing and size of Vidler's project expenses are generally discretionary.

Real Estate Operations

•Although UCP made some initial sales of lots during 2009, 2010, and the first nine months of 2011, to date our focus has been on building the business through the acquisition of finished and partially-developed residential lots in selected California markets and in metropolitan Seattle, Washington.  It is our intention that UCP will finance any additional acquisitions or development and construction costs internally, from the proceeds of the sale of existing lots, and/or through external financing.

•Nevada Land is selling real estate which has reached its highest and best use.  Nevada Land's principal sources of cash flow are the proceeds of cash real estate sales and collections of principal and interest on sales contracts where Nevada Land has provided vendor financing.  These receipts and other revenues generally exceed Nevada Land's operating and development costs, so Nevada Land is generating slight positive cash flow. In September 2011, we entered into a definitive agreement to sell Nevada Land for $31 million in cash. A non-refundable deposit of $1 million was received in September 2011, and escrow is scheduled to close in December 2011.

Corporate

•PICO European holds a portfolio of small-capitalization value stocks which are publicly traded in Switzerland. The portfolio is partially financed with Swiss Franc loans from a Swiss bank, to provide a natural hedge against fluctuation in the Swiss Franc-U.S. dollar exchange rate for a portion of the portfolio. During the first nine months of 2011, the sale of equity securities from this portfolio generated $15 million in cash, and we repaid a $5 million fixed advance from Swiss Franc cash generated by the sales.

Insurance Operations in "Run Off"

•Investment income substantially covers the operating expenses of the “run off” insurance companies, Physicians and Citation.  The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in the insurance companies' investment portfolios, and recoveries from reinsurance companies.

•The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. At September 30, 2011, the insurance companies had a combined total of $51.2 million in statutory surplus.

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments.  When interest rates are at very low levels, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

The fixed-income securities held by our insurance companies consist of bonds with 10 years or less to maturity (in thousands):

	Fair Value	Percentage of Total
Issuer	September 30, 2011	Fair Value
U.S. Treasury	$6,449	32%
Government-sponsored enterprises	2,711	13%
State of California general obligations	3,392	17%
Domestic investment-grade corporate bonds	5,086	25%
Foreign corporate bonds	2,579	13%
	$20,217	100%

Agribusiness Operations

•In December 2010, we invested $60 million for an 88% ownership interest in a canola processing plant to be constructed and operated by Northstar near Hallock, Minnesota.  The plant is expected to be operational by the fourth quarter of 2012.  The total cost of the loan and initial working capital requirements is estimated at $168 million.  During the third quarter of 2011, Northstar closed on commitments from debt financiers for $83.3 million of the $100 million non-recourse, senior secured construction loan facility. Under the terms of the underwriting agreement, PICO agreed to purchase the $16.7 million of the facility which had not been syndicated to other investors. Subsequent to September 30, 2011, PICO assigned $10 million of its $16.7 million term loan to third party lenders. Construction of the plant started in January 2011.  During the first nine months of 2011, all of the $60 million of our equity funding to Northstar was drawn down to finance the construction of the canola processing plant. Northstar is now drawing down funds from the credit facility to complete construction and fund initial working capital requirements, including $17 million during the third quarter of 2011, (which includes $2.8 million from PICO Holdings, that is eliminated in consolidation).

Apart from the cash balances held by the insurance companies, PICO European, and in the deferred compensation Rabbi Trusts in the Corporate segment, the cash in the rest of the group is generally unrestricted and can be freely transferred, and allocated to any segment, depending on the cash resources and cash requirements of the companies within the segment.

At September 30, 2011, excluding the cash in the insurance companies, PICO European, the Rabbi Trusts, and Northstar, the parent company and its operating subsidiaries had cash of $43.2 million, which is available to cover overhead or to allocate to new or existing projects in any segment. In addition, the parent company and its operating subsidiaries had fixed-income securities with a market value of $8.6 million, and publicly-traded equity securities with a market value of $6 million at September 30, 2011.

We estimate that we have sufficient cash and fixed-income securities to cover our cash needs for the next 12 months. We are currently budgeting additional sales of real estate in UCP in 2012 and beyond, which may provide cash which can be allocated to any segment.  In addition, escrow on the sale of Nevada Land is scheduled to close in December 2011. However, if the budgeted sales in UCP and/or the sale of Nevada Land do not occur as scheduled, and in the absence of significant sales in another segment, we may begin to defer significant expenditures and may also require additional financing in 2012 or 2013.  In the long term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could implement any one of, or a combination of, the following: defer significant expenditures, sell assets, dividend cash from the Insurance Operations in “Run Off” segment, and raise cash from debt or equity offerings.

As shown in our condensed consolidated statements of cash flow, cash and cash equivalents decreased by $20.4 million in the first nine months of 2011, compared to a $43.2 million net decrease in the first nine months of 2010.

Cash Flows From Operating Activities

During the first nine months of 2011, operating activities used $26.6 million in cash.  The principal operating cash outflow was $19.5 million for acquisition and development costs of real estate and water assets, primarily consisting of approximately $21.9 million (net of non - recourse financing of $5.3 million) used by UCP to acquire and develop residential housing lots and approximately $2.3 million used by Vidler to acquire and develop water assets in the southwestern U.S. In addition, Northstar used $6.7 million for various expenses including insurance, deposits and financing costs. Other operating cash outflows included project expenses at Vidler, and group overhead expenses.  The principal operating cash inflows were lot and home sales by UCP of $21.7 million, and investment income from the Insurance Operations in “Run Off” segment and from liquid funds held in the other segments.

During the first nine months of 2010, operating activities used $56 million in cash.  The principal operating cash outflow was $43.8 million for real estate and water assets, which primarily reflected Vidler's purchase of water in storage in metropolitan Phoenix, Arizona area for $15.8 million, and $26.7 million expended by UCP to acquire and develop lots.  Other operating cash outflows included project expenses at Vidler, and overhead expenses.  The principal operating cash inflows were the sale of real estate and water assets by Vidler and lot sales by UCP, and investment income from the Insurance Operations in “Run Off” segment and from liquid funds held in the other segments.

Cash Flows From Investing Activities

Investing activities used $84,000 of cash in the first nine months of 2011.  Proceeds from the sale of stocks provided cash of $66.6 million, and we purchased $6.7 million of new equities, which principally reflects activity in our insurance company portfolios, PICO European, and deferred compensation portfolios. Proceeds from the maturity and call of bonds provided cash of $2.4 million, and we purchased $6.7 million of new fixed-income securities, which principally reflects activity in our deferred compensation and insurance company portfolios. We expended $61.8 million on plant and equipment, substantially consisting of construction of Northstar's canola processing plant.

Investing activities provided $16.6 million of cash in the first nine months of 2010.  Proceeds from the maturity and call of bonds provided cash of $26.6 million, and we purchased $13.9 million of fixed-income securities, which principally represented the purchase of fixed-income securities in our insurance company portfolios and deferred compensation accounts. Proceeds from the sale of stocks provided cash of $20.2 million, and we purchased $15.4 million of new equities, which primarily represented activity in our insurance company portfolios.

Cash Flows From Financing Activities

Financing activities provided $7.3 million of cash in the first nine months of 2011. Cash of $17 million was borrowed from the Northstar debt facility ($14.2 million of which is reflected in the statement of cash flows , representing the proportion of the total facility provided by third parties and $2.8 million, which is eliminated on consolidation) Subsequent to September 30, 2011, PICO assigned approximately 60% of the amount of the debt facility it had agreed to purchase to third party lenders, and recovered approximately 60% of the $2.8 million cash outflow during the third quarter. In addition, UCP borrowed $4.7 million under various arrangements used to finance development costs for its real estate projects.

PICO European used $5 million (4.5 million Swiss Francs, or “CHF”) to pay down a fixed advance which matured in March 2011, and UCP repaid $2.5 million of non recourse debt financing when a project was sold in the third quarter.

Financing activities used $2.6 million of cash in the first nine months of 2010, representing the repayment of borrowings on a farm property owned by Vidler.

We currently have total borrowing capacity in Switzerland of $22.6 million (CHF20.5 million), consisting of $17.1 million (CHF15.5 million) of fixed advances due for repayment in 2014, and a $5.5 million (CHF5 million) current account credit facility.  At September 30, 2011, only the $17.1 million (CHF15.5 million) of fixed advances were outstanding:

•	a fixed advance of $3.3 million (CHF3 million) maturing in February 2014, at a 3.81% interest rate; and
•	a fixed advance of $13.8 million (CHF12.5 million) maturing in May 2014, at a 3.72% interest rate.

Apart from the Northstar non-recourse senior secured construction loan facility, our only other debt is $30.5 million in non-recourse notes payable on properties owned by UCP, and a $1.3 million non-recourse note payable on one of Vidler's ranch properties.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to fixed maturity securities, equity price risk as it relates to marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. Generally, our debt is short to medium term in nature and therefore approximate fair value. At September 30, 2011, we had $39.4 million of fixed maturity securities, $8.2 million of which were denominated in New Zealand dollars, and $48.9 million of marketable equity securities that were subject to market risk, $22.1 million of which were denominated primarily in Swiss Francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.
We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At September 30, 2011, the model calculated a loss in fair value of $804,000. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $8.1 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $1 million that would impact the foreign currency translation in consolidated shareholders’ equity.

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

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2011, however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the third quarter of 2011.

PICO Holdings, Inc:
On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the "Derivative Actions").  The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote.  On September 30, 2011, the Company removed each of the Derivative Actions to the United States District Court, Southern District of California.  On October 7, 2011, the Company filed motions to dismiss each of the Derivative Actions.  On October 13, 2011, the plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego, and on October 24, 2011 the plaintiff in each of the Derivative Actions filed an opposition to the Company's motions to dismiss.  On October 31, 2011, the Company filed an opposition to the plaintiffs' motions to remand and reply briefs in support of the Company's motions to dismiss. On November 7, 2011, the plaintiff in each of the Derivative Actions filed a reply brief in support of their motions to remand.  Hearings  on the motions to dismiss and motions to remand will be held upon request of the Court. We do not believe the results of this litigation will result in a material impact to the Company's financial statements.

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
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  (Removed and Reserved)

Item 5:  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO. (1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Form of Indenture relating to Debt Securities. (3)
10.1	Amended and restated employment agreement with John R. Hart (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to the Form S-3 filed with Securities and Exchange Commission on November 20, 2007.
(4)
Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2011. This is a compensatory plan, contract or arrangement in which directors or executive officers may participate.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	November 9, 2011	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)