Form 10-K
period 2011-12-31
PICO HOLDINGS INC /NEW
filed 2012-02-29
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL PERIOD ENDED December 31, 2011
OR
☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 033-36383
PICO HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

California (State or other jurisdiction of incorporation)	94-2723335 (IRS Employer Identification No.)
7979 Ivanhoe Avenue, Suite 300 La Jolla, California 92037

(Address of Principal Executive Offices)
Registrant’s Telephone Number, Including Area Code
(888) 389-3222
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $.001	NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ☐ No ☒

At June 30, 2011, the aggregate market value of shares held by non-affiliates of the registrant  (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2011) was $658,442,216.*
___________________
*Excludes the Common Stock held in treasury and by executive officers, directors, and stockholders whose ownership exceeds 5% of the Common Stock outstanding at June 30, 2011.  This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On February 29, 2012, the registrant had 22,699,858 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2012 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

As of December 31, 2011 our business is separated into five operating segments

•	Water Resource and Water Storage Operations;

•	Real Estate Operations;

•	Insurance Operations in “Run Off”;

•	Corporate; and

•	Agribusiness Operations.

As of December 31, 2011, our major consolidated subsidiaries are (wholly – owned unless noted):

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

•
PICO Northstar Hallock, LLC doing business as Northstar Agri Industries ("Northstar"). Northstar is an 88% owned subsidiary whose business is to construct and operate a canola seed crushing facility near Hallock, Minnesota.

The address of our main office is 7979 Ivanhoe Avenue, Suite 300, La Jolla, California 92037, and our telephone number is (888) 389-3222.

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

Operating Segments and Major Subsidiary Companies

The following is a description of our operating segments and major subsidiaries.  Unless otherwise indicated, we own 100% of each subsidiary.  The following discussion of our segments should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. See Note 16, “Segment Reporting,” in the accompanying consolidated financial statements for financial information for each of our operating segments and geographic areas. Additional information regarding the performance of and recent developments in our operating segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Water Resource and Water Storage Operations

Our Water Resource and Water Storage Operations are conducted through Vidler Water Company, Inc. and its subsidiaries; which we refer to collectively as Vidler.

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

We entered the water resource development business through Vidler in 1995.  At the time, Vidler owned a limited quantity of water rights and related assets in Colorado.  Since then, Vidler has acquired or developed:

•
additional water rights and related assets, predominantly in Nevada and Arizona, two of the leading states in population growth over the past two decades.  A water right is the legal right to divert water and put it to beneficial use.  Water rights are assets which can be bought and sold.  The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be moved from one location to another. We seek to acquire water rights at prices consistent with their current use, which, typically, is an agricultural use, with the expectation of an increase in value if the water right can be converted through the development process to a higher use, such as municipal and industrial use.  We acquire and develop our water resources with the expectation that these water resources will be  the most competitive source of water (the most economical source of water supply) to support new growth in municipalities or new commercial developments; and

•
a water storage facility in Arizona.  Vidler stores water for its own account at the Vidler Arizona Recharge Facility located approximately 70 miles west of Phoenix.  In addition, Vidler also purchases water for storage in the Phoenix, Arizona Active Management Area.

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

Vidler can generate revenues by:

•
selling its developed water resources to project developers including real estate developers or industrial users who must secure an assured supply of water in order to receive permits for their commercial projects;

•	selling its developed water resource to water utilities, municipalities and other government agencies for their specific needs, including to support population growth;

•
storing water in Arizona from available surplus supplies, and then selling the stored water in future years to commercial developers or municipalities that have either exhausted their existing water supplies, or, in instances where our water represents the most economical source of water, for their commercial projects or communities; and

•	leasing its water, farmland or ranch land while further developing the water resource.

The following table details the water rights and water storage assets owned by Vidler or its subsidiaries at December 31, 2011.  Please note that this is intended as a summary only.

Name of asset and approximate location	Brief Description	Present commercial use

WATER RESOURCES

Arizona:

Harquahala Valley ground water basin La Paz County Approximately 70 miles northwest of metropolitan Phoenix
9,877 acre-feet* of transferable groundwater, of which 3,840 acre-feet is transferable and 6,037 can be used for the development of Vidler property within Harquahala. Also includes 3,206 acres of real estate.

Leased to farmers.

Nevada:
Fish Springs Ranch, LLC (51% interest) Washoe County, 40 miles north of Reno
12,987 acre-feet of permitted water rights, 7,987 acre-feet of which are designated as water credits and are available for sale and use in the north valleys of Reno.
The exclusive right to the capacity of the pipeline to allow for the delivery of the water credits.
    7,544 acres of ranch land.
Vidler constructed a 35 mile pipeline to deliver an initial 8,000 acre-feet of water annually from Fish Springs Ranch to the north valleys of Reno, Nevada.

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

Lincoln/Vidler sale agreement of 1,000 acre-feet of permitted water rights in Kane Springs Valley Basin in Lincoln County with a developer was amended in December, 2011. Vidler’s portion of the water rights is currently approximately 598 acre-feet. The revised agreement provides for the sale of 98 acre-feet by August, 2012 with the remaining 500 acre-feet to be granted as a 5-year option to the developer beginning September 2012.

Lincoln/Vidler is putting the agricultural use water rights to beneficial use on property owned by Vidler in Dry Lake Valley in Lincoln County. The water is currently leased out for use in a construction project.

Sandy Valley Near the Nevada/California state line near the Interstate 15 corridor	Water rights applications for 2,000 acre-feet.	Agreement to sell permitted water for proposed developments in Sandy Valley.

Muddy River water rights In the Moapa Valley, approximately 35 miles east of Las Vegas near the Interstate 15 corridor	267 acre-feet of water rights.	Currently leased to Southern Nevada Water Authority and available for specific development projects in the future.
Dry Lake Valley Lincoln County, Nevada	Approximately 795 acres of farmland and rangeland.	The property is being used by Lincoln/Vidler to put 1,009 acre–feet of agricultural use water rights to beneficial use.
Dodge Flat Lincoln County, Nevada	1,428 acre-feet of permitted water rights, and 1,068 acres of land.
The Dodge Flat water assets previously held at Nevada Land were excluded from the sale and contributed to Vidler. The water rights at Dodge Flat could be used for municipal and industrial purposes in the Fernley region of Lyon County.

Carson River Groundwater Carson City, Lyon County and Douglas County, Nevada
Approximately 1,200 acre–feet of municipal and industrial use water rights and approximately 3,500 acre–feet of Carson River agricultural use water rights as well as options for approximately 1,650 acre–feet of Carson River agricultural use water rights. Collectively this totals the equivalent of over 4,000 acre–feet of municipal and industrial use water rights.

Six acres of ranch land.

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

Vidler has net recharge credits of approximately 250,000 acre-feet in the Vidler Recharge Facility and approximately 10,000 acre-feet in Central Arizona Project owned storage sites within the Phoenix Active Management Area.  In addition, Vidler has approximately 141,000 net recharge credits in storage in the Roosevelt Water Conservation District in the Phoenix Active Management Area.
Vidler has purchased water and stored it for its own account for use in future years.

*An acre-foot is a unit commonly used to measure the volume of water, being the volume of water required to cover an area of one acre to a depth of one foot, and is equivalent to approximately 325,850 gallons.  As a rule of thumb, one acre-foot of water would sustain two families of four persons each for one year.

Real Estate Operations

Our Real Estate Operations are conducted through UCP, which operates in California and Washington. Our real estate operations previously included the sale of real estate and lease income from Nevada Land & Resource Company ("Nevada Land") which owned real estate and certain water, mineral and geothermal rights in northern Nevada. However, we sold the remaining acres of real estate held by Nevada Land in December 2011 and, accordingly, the segment results will no longer include the sale of real estate or lease income from Nevada Land.

UCP

We formed UCP in 2007 with the objective of acquiring attractive and well-located finished and partially-developed residential lots, primarily in select California markets.  As of December 31, 2011, UCP owns or controls a total of 939 finished lots (which includes 8 completed homes and 6 partially completed homes) and 4,942 potential lots in various stages of entitlement.  The finished and entitled lots are primarily located in and around the Central Valley, the Central Coast, and the Bay Area regions of California and the Puget Sound Market Area of Washington.  As of December 31, 2011, we have a carrying value of approximately $119 million for the acquisition and development to date of these lots. Approximately $30 million of this capital has been financed by non–recourse, project specific debt.

We believe that, despite the depressed conditions existing in the current housing market, there are still attractive opportunities for select real estate projects.  UCP acquires properties with compelling valuations (our purchase price has to be at a discount to the estimated replacement cost) in markets where there appear to be sound demand fundamentals. In 2010, UCP formed a new subsidiary, Benchmark Communities, LLC to expand its operations in to the homebuilding business. Benchmark Communities has started building and selling homes on certain lots in our real estate portfolio where we believe there is a strong probability of generating a significant increase in absolute return.

Insurance Operations in “Run Off”

This segment consists of Physicians Insurance Company of Ohio and Citation Insurance Company.

Physicians Insurance Company of Ohio

Until 1995, Physicians wrote medical professional liability insurance, mostly in the state of Ohio.  In 1995, we concluded that maximum value would be obtained by selling the prospective book of business (the opportunity to renew existing policies and to write new policies) and placing Physicians in “run off” (resolving claims on expired policies, but not writing any new business).  Physicians wrote its last policy in 1995; however, claims can be filed until 2017 related to events which allegedly occurred during the period when Physicians provided coverage.

Insurance companies in “run off” generate the funds to pay claims from the maturity of fixed-income securities, the sale of investments, and collections from reinsurance companies (specialized insurance companies from which other insurance companies purchase reinsurance to limit potential claims losses).

Once an insurance company is in “run off” and the last of its policies has expired, typically most revenues come from interest and dividend income, and realized gains and losses from investments.  These assets are available to pay claims received by the insurance company.

During the “run off” process, as claims are paid, both the loss reserve liabilities and the corresponding fixed-income investment assets decrease.  Since investment income in this segment is expected to decline over time, we strive to reduce segment overhead expenses when possible.

We regularly evaluate the strategic alternatives for our "run off" insurance companies, particularly as their claims reserves have diminished significantly. Currently Physicians’ own claims personnel manage the “run off”, which we believe ensures a high standard of claims handling for our policyholders and, from the Company’s perspective, ensures the most careful examination of claims made to minimize loss and loss adjustment expense payments.

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

At December 31, 2011, Physicians had $1.3 million in medical professional liability loss reserves, net of reinsurance (claims reserves which have been transferred to the reinsurer).

Citation Insurance Company

In 1996, Physicians completed a reverse merger with Citation’s parent company.  In the past, Citation wrote various lines of commercial property and casualty insurance and workers’ compensation insurance, primarily in California and Arizona.  At the end of 2000, Citation ceased writing business and went into “run off.”

Prior to the reverse merger, Citation wrote workers’ compensation insurance.  To avoid exposure to that line of business, shortly after the merger was completed in 1997, Citation reinsured 100% of its workers’ compensation business with a subsidiary, Citation National Insurance Company (“CNIC”), and sold CNIC to Fremont Indemnity Company (“Fremont”).  Fremont merged CNIC into Fremont, and administered and paid all of the workers’ compensation claims.  From 1997 until the second quarter of 2003, Citation booked the losses reported by Fremont, and recorded an equal and offsetting reinsurance recoverable from Fremont, as an admitted reinsurer, for all losses and loss adjustment expenses.  This resulted in no net impact on Citation’s reserves and financial statements, and no net impact on our consolidated financial statements.

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

We currently have a third-party administration agreement with Intercare Insurance Services to administer the handling and payment of claims for Citation’s workers’ compensation insurance and property and casualty insurance “run off” books of business.

At December 31, 2011, Citation had $6.7 million in loss reserves, net of reinsurance, consisting of $267,000 for property and casualty insurance, principally in the artisans/contractors line of business, and approximately $6.5 million for workers’ compensation insurance.

Corporate

This segment consists of cash and fixed-income securities, a 30% equity interest in our unconsolidated affiliate Spigit, Inc. (“Spigit”), and other parent company assets and liabilities.  From time to time, we invest a portion of our liquid funds in high quality fixed-income securities to earn a higher return than is available from money market funds, which currently yield only negligible returns.  The Corporate segment also contains the deferred compensation investment assets held in trust for the benefit of several PICO officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities.

PICO seeks to acquire businesses and interests in businesses which we identify as undervalued based on fundamental analysis, that is, our assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow.  Typically, the business will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets.  As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics.  We are also interested in acquiring businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

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

At December 31, 2011, the majority of the publicly-traded equity securities held in this segment are deferred compensation assets; however, in previous years the Corporate segment contained strategic shareholdings in other public companies, most notably our holding in Jungfraubahn Holding AG (“Jungfraubahn”), which was sold in 2008.

Agribusiness Operations

In December 2010, we completed a business combination and funded $60 million of equity to finance a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”). Northstar's business is to construct and operate a canola seed processing plant near Hallock, Minnesota.

During 2011 Northstar completed a $100 million debt financing comprising an $89.5 million senior secured term loan to fund the completion of the construction of the canola seed processing plant and a $10.5 million senior secured revolving credit facility to fund working capital upon project completion.

We anticipate that construction will be complete, and that the plant will commence production of canola oil and canola meal, by the third quarter of 2012. The plant will have initial crushing capacity of 1,000 tons per day.  Pending the completion of additional environmental permitting, we estimate that the capacity can be increased to 1,500 tons per day at a cost of approximately $10.5 million.

Currently, domestic production of canola oil meets approximately 35% of domestic demand, and the other 65% is imported, primarily from Canada. In developed countries, vegetable oil has overtaken animal fat in consumers' diets, due to greater awareness of the health benefits of unsaturated fat in vegetable oil, and consumption of canola oil has grown more rapidly than other vegetable oils, partly because it has the lowest saturated fat content of edible oils. Over the past ten years, U.S. consumption of canola oil has increased by 27% in total and 15% per capita.

Canola meal is the second most consumed protein meal in the world, after soybean meal. The dairy industry is the primary consumer of canola meal in the U.S. The amino acid profile of canola meal enhances the milk production of dairy cows.

Employees

At December 31, 2011, PICO had 70 employees.

Executive Officers

The executive officers of PICO are:

Name	Age	Position
John R. Hart	52	President, Chief Executive Officer and Director
Maxim C. W. Webb	50	Executive Vice President and Chief Financial Officer and Treasurer
John T. Perri	42	Vice President and Chief Accounting Officer
James F. Mosier	64	General Counsel and Secretary
W. Raymond Webb	50	Vice President, Investments

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

Mr. Webb has been Chief Financial Officer and Treasurer of PICO since May 2001.  Mr. Webb served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996.  Mr. Webb became an officer of Global Equity Corporation in November 1997 and Vice President, Investments of PICO in November 1998.  Mr. Webb serves as a director of UCP, LLC and its direct subsidiaries (since 2007), Physicians Insurance Company of Ohio (since January 2011), Citation Insurance Company (since January 2011) and PICO Northstar Management, LLC and its subsidiaries (since January 2011).

Mr. Perri became Vice President and Chief Accounting Officer in 2010.  He has served in various capacities since joining our company in 1998, including Financial Reporting Manager and Corporate Controller and Vice President, Controller from 2003 to 2010.

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

All of our businesses are sensitive to general economic conditions, both nationally and locally, as well as international economic conditions.  General poor economic conditions and the resulting effect of non-existent or slow rates of growth in the markets in which we operate could have a material adverse effect on the demand for both our real estate and water assets and the canola oil and meal products from our proposed new canola seed crushing business.  These poor economic conditions include higher unemployment, inflation, deflation, increased commodity costs, decreases in consumer demand, changes in buying patterns, a weakened dollar, general transportation and higher fuel costs, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect commercial and residential development and consumer demand for vegetable oil products.  Specifically, continued high national or regional unemployment may delay any significant recovery of the residential real estate market, which could adversely affect the demand for our real estate and water assets.  Any prolonged lack of demand for our real estate and water assets could have a significant adverse effect on our revenues, results of operations, and cash flows. Poor economic conditions could also lead to a decrease in consumer demand for canola oil products and / or a decline in canola seed crushing margins which could have a material adverse effect on our future cash flows from operations, results of operations and financial condition.

A prolonged continuation of the significant and sustained downturn that the homebuilding industry has experienced will materially adversely affect our business and results of operations.

The homebuilding industry is continuing to experience a significant and sustained downturn having been impacted by lack of consumer confidence and large supplies of resale and foreclosed homes.  These factors have resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern U.S. markets where our real estate and water assets are located, including the states of Nevada, Arizona, California, Colorado, Idaho, and New Mexico.  Among other considerations, the continuation of the residential and commercial real estate development process is essential for our profitability.  Additionally, current economic credit conditions have adversely impacted global credit markets and have impacted liquidity in financial markets.  These conditions could adversely affect the availability and cost of capital.  Economic conditions, including restricted liquidity in financial markets, could adversely impact various development projects within the markets in which our real estate and water assets are located and this could materially affect our ability to monetize our assets.  Continued declines in the U.S. housing market have reduced revenues and profitability in our real estate and water resource businesses from prior years and may continue to do so in the future.

We may not be able to realize the anticipated value of our real estate and water assets in our projected time frame, if at all.

We expect that the current slow growth of the economy will continue to have a near-term adverse effect on real estate market fundamentals.   Depending on how markets perform both in the short and long-term, the state of the economy, both nationally and locally in the markets where our assets are concentrated, could result in a decline in the value of our existing real estate and water assets, or result in our having to retain such assets for longer than we initially expected, which would negatively impact our rate of return on our real estate and water assets, cause us to divest such assets for less than our intended return on investment, or cause us to incur further impairments on the book values of such assets to estimated fair value.  Such events would adversely impact our financial condition, results of operations and cash flows.

The fair values of our real estate and water assets are linked to growth factors concerning the local markets in which our assets are concentrated and may be impacted by broader economic issues.

Both the demand and fair value of our real estate and water assets are significantly affected by the growth in population and the general state of the local economies, which are affected by factors such as the local level of employment and the availability of financing and interest rates, where (1) our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in Colorado, Idaho, and New Mexico and (2) our real estate development assets are located, primarily in California and to a lesser extent, Washington.  The continuing high unemployment rate in these states, as well as issues related to the credit markets may deepen or prolong a slowdown of the local economies where our real estate and water assets are located.  This could materially and adversely affect the demand for and the fair value of our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment in these assets.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona.  To date, we have stored approximately 250,000 acre-feet at the facility for our own account.  In addition, we have approximately 151,000 acre-feet of water stored in the Phoenix Active Management Area.  We have not stored any water on behalf of any customers, and have not as yet generated any revenue from the recharge facility or from the water stored in the Phoenix Active Management Area.  We believe that the best economic return on the assets arises from storing water when surplus water is available and selling this water in periods when water is in more limited supply.  However, we cannot be certain that we will ultimately be able to sell the stored water at a price sufficient to provide an adequate economic profit, if at all.

We have constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada.  As of December 31, 2011, the total cost of the pipeline project, including our water credits, (net of impairment charges incurred to date) carried on our balance sheet is approximately $84.9 million.  To date, Vidler has only entered into sale agreements for a very small proportion of the total amount of water that will be conveyed through the pipeline to the northern valleys of Reno and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all.  Furthermore, the principal buyers of this water are largely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area.  Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

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

We may need to allocate further capital to complete the construction of our proposed canola seed crushing facility and to provide initial working capital prior to the facility being fully constructed.

If the ultimate cost of construction of the canola seed crushing facility is in excess of our estimate of $158 million, we will need to fund any such excess costs from existing cash resources. In addition, we may have to finance initial working capital for the facility prior to being able to access any funds available under a senior secured revolving credit facility. The credit facility is only available after project construction completion requirements are met. If we have to fund initial working capital for the canola seed crushing facility we will need to fund such capital from existing capital resources or raise additional capital on satisfactory terms.

We may not be able to procure sufficient quantities of canola seed to efficiently operate our proposed canola seed crushing facility due to adverse weather conditions.

The supply and price of canola seed may be subject to extreme volatility due to adverse weather conditions. If the supply of canola seed becomes limited due to significantly reduced harvests, we may not be able to procure sufficient quantities of canola seed to achieve optimal crushing capacity at our proposed facility. Significantly reduced crushing operations from our projected capacity of 1,000 tons per day would lead to significantly reduced projected revenues, net income and cash flows from operations and may cause us to breach our debt covenants. As a result, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to successfully penetrate the canola oil and meal markets.

There is no guarantee that we will be able to successfully penetrate the canola oil and meal markets.  The canola processing business is highly competitive, and other companies presently in the market, some of which are larger and have greater financial resources than we have, or companies that could enter the market, could adversely affect profit margins for the products we intend to sell. In addition, prices for canola seed, canola oil and canola meal are often volatile and may be affected by factors beyond our control such as global inventory levels, farmer planting decisions, weather and canola crop conditions, demand for and supply of competing products for canola oil and meal and demand for biofuels.  While we have agreements in place with an end user of both canola oil and meal for 100% of the products we produce from our proposed facility, we will be competing with other canola seed processors who may be capable of producing significantly greater quantities of canola products than us, and may achieve higher operating efficiencies and lower costs due to their scale as well as have greater financial resources than we have to endure any prolonged adverse conditions.

We may fail to implement an effective risk management program over our proposed canola seed crushing facility.

Our proposed canola seed crushing facility will be exposed to many commodity and financial risks including canola seed, canola oil and canola meal prices, interest rates, foreign currency exchange rates and transportation and energy costs. To manage certain of these risks we have implemented, and intend to continue entering into, various hedging transactions with respect to future canola crush margins and the interest rate on the debt financing used to construct the proposed facility. However, our hedging transactions may not fully minimize our exposure to these risks and we may not always be fully hedged.

In addition, a major component of our risk management program is the maintenance of a comprehensive insurance program. We believe that we have sufficient insurance coverage for all types of eventualities but we cannot assure you that our business interruption insurance or other insurance policies would provide for all losses arising from natural disasters or other events that would impair or cease our ability to process canola seed into revenue generating products.

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

We are entering the homebuilding business and we will face significant competition in marketing and selling new homes.

We have entered the homebuilding business, in a limited manner, by building a number of homes on certain of our finished residential lots that we own in California.  We aim to build homes only in those markets where we have identified that a sufficient demand exists for new homes.  However, the homebuilding industry is highly competitive and we will be competing with a number of national and local homebuilders in selling homes to satisfy expected demand.  These competitors, especially the national homebuilders, have greater resources and experience in this industry than we have. Such competition could result in lower than anticipated sales volumes and/or profit margins that are below our expectations.  In addition, we will have to compete with the resale of existing homes, including foreclosed homes, which could also negatively affect the number and price of homes we are able to sell and the time our homes remain on the market.

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

Compliance with federal, state and local regulations related to our real estate operations may result in substantial delays and costs.

Our real estate operations  are subject to numerous  laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, water and waste disposal and use of open spaces. We also are subject to a variety of federal, state and local laws and regulations concerning the protection of the environment. We are typically required to obtain permits, entitlements and approvals from local authorities to start and carry out residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our subcontractors and other agents comply with these laws and regulations may result in delays in construction and land development and may also cause us to incur substantial additional and unbudgeted costs.

We may not receive all of the permitted water rights we expect from the water rights applications we have filed in Nevada and New Mexico.

We have filed certain water rights applications in Nevada and New Mexico. In Nevada this is primarily as part of the water teaming agreement with Lincoln County.  We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required.  We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project.  These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, and legal and consulting costs for hearings with the State Engineer, and National Environmental Protection Act, or “NEPA”, compliance costs.  Until the State Engineer permits the water rights, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights that will be permitted by the State Engineers. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that may be permitted could adversely affect our revenues, profitability, and cash flows.

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

Our insurance subsidiaries hold significant positions in equities and fixed-income securities as part of their investment portfolios to cover payments for insurance claims and related costs established in our reserves for unpaid loss and loss adjustment expenses.  The fair values of the portfolios are subject to extreme volatility that affected most securities’ markets in 2008 and, to a lesser extent, 2009, 2010 and 2011.  As a result of any decline in value of our securities, our financial condition will suffer and, in the future, any volatility in our insurance investment portfolios could adversely impact our financial condition and cash flows.  Furthermore, if the duration and extent of any declines in value of any of our securities are prolonged, we may have to provide other-than-temporary impairments against such securities which will adversely impact our profitability.  In addition, our insurance subsidiaries’ investment portfolios consist in part of thinly-traded U.S. and non-U.S. equities.  These equity securities are illiquid in nature and we cannot provide any assurance that we can timely, effectively, and efficiently liquidate and monetize those positions.

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

Beginning in 1994, our subsidiaries, Physicians and Citation, became subject to the provisions of the Risk-Based Capital for Insurers Model Act which has been adopted by the National Association of Insurance Commissioners for the purpose of helping regulators identify insurers that may be in financial difficulty.  The Model Act contains a formula which takes into account asset risk, credit risk, underwriting risk and all other relevant risks.  Under this formula, each insurer is required to report to regulators using formulas which measure the quality of its capital and the relationship of its modified capital base to the level of risk assumed in specific aspects of its operations.  The formula does not address all of the risks associated with the operations of an insurer.  The formula is intended to provide a minimum threshold measure of capital adequacy by an individual insurance company and does not purport to compute a target level of capital.  Companies which fall below the threshold will be placed into one of four categories: Company Action Level, where the insurer must submit a plan of corrective action; Regulatory Action Level, where the insurer must submit such a plan of corrective action, the regulator is required to perform such examination or analysis the Superintendent of Insurance considers necessary and the regulator must issue a corrective order; Authorized Control Level, which includes the above actions and may include rehabilitation or liquidation; and Mandatory Control Level, where the regulator must rehabilitate or liquidate the insurer.  As of December 31, 2011, all of our insurance subsidiaries’ risk-based capital results exceeded the Company Action Level.  However, we cannot assure you that insurance subsidiaries’ risk-based capital results will exceed the Company Action Level in the future.  If the risk-based capital of any of our insurance subsidiaries fails to exceed the Company Action Level, we will be subject to the regulatory action described above and our results of operations could suffer.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease approximately 8,481 square feet in La Jolla, California for our principal executive offices.  Physicians leases approximately 1,200 square feet of office space in Lewis Center, Ohio.  Vidler leases approximately 7,643 square feet of office space in Carson City, Nevada.  UCP leases a total of approximately 11,406 square feet of office space in San Jose, California, Fresno, California, Morgan Hill, California, and Bellevue, Washington.  Northstar rents approximately 5,611 square feet of office space in Fargo, North Dakota and is currently constructing a 114,500 square foot canola seed processing plant near Hallock, Minnesota which we anticipate will commence production of canola oil and canola meal by the third quarter of 2012.  We continually evaluate our current and future space capacity in relation to our business needs.  We believe that our existing facilities are suitable and adequate to meet our current business requirements, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Vidler, and UCP have significant holdings of real estate and water assets in the southwestern United States.  For a description of our real estate and water assets, see “Item 1-Operating Segments and Major Subsidiary Companies.”

ITEM 3.  LEGAL PROCEEDINGS

The Company is subject to various litigation matters arising in the ordinary course of its business.  Certain of our insurance subsidiaries are frequently a party in claims proceedings and actions regarding insurance coverage, all of which are considered routine and incidental to our business.  Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

Neither we nor our subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc:
On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the "Derivative Actions"). The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote. On September 30, 2011, the Company removed each of the Derivative Actions to the United States District Court, Southern District of California. On October 7, 2011, the Company filed motions to dismiss each of the Derivative Actions. On October 13, 2011, the plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego, and on October 24, 2011 the plaintiff in each of the Derivative Actions filed an opposition to the Company's motions to dismiss. On October 31, 2011, the Company filed an opposition to the plaintiffs' motions to remand and reply briefs in support of the Company's motions to dismiss. On November 7, 2011, the plaintiff in each of the Derivative Actions filed a reply brief in support of their motions to remand. Hearings on the motions to dismiss and motions to remand will be held upon request of the Court. On January 6, 2012, the District Court granted in part, the Company's motion to dismiss, dismissing plaintiff's claim for a declaratory judgment that the May 13, 2011, adverse shareholder advisory vote rebutted the business judgment rule. The District Court declined to rule on the Company's motion to dismiss the remaining claims alleged by plaintiffs. The District Court, in its January 6, 2012 order, also granted plaintiff's motion to remand in part and remanded plaintiff's remaining causes of action to State Court. On February 3, 2012, the plaintiff appealed the order dismissing the plaintiff's claim. On February 9, 2012, the Company filed a cross-appeal on the order remanding the remaining claims. The plaintiff will file and serve its opening brief on May 14, 2012 and the Company will file its answering brief on June 13, 2012. The plaintiff will file its reply brief on July 13, 2012. On remand, on February 17, 2012, the Superior Court of California signed a stipulation consolidating this case with a related action titles Assad v. Hart, et al. On March 1, 2012, the Company filed a motion to stay.
A hearing on our motion to stay is scheduled for March 29, 2012. An estimate of the possible range or outcome of this litigation cannot be made. However, we do not believe this litigation will result in a material impact to our financial statements.

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indian relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress.  We anticipate ratification of this agreement; but we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the fourth quarter of 2011.

ITEM 4.  MINE SAFETY DISCLOSURES

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

	2011		2010
	High	Low	High	Low
First Quarter	$32.23	$27.60	$37.35	$30.21
Second Quarter	$32.36	$27.22	$39.47	$28.12
Third Quarter	$29.38	$20.23	$33.09	$27.39
Fourth Quarter	$24.20	$19.00	$33.13	$28.55

On February 25, 2012, the closing sale price of our common stock was $0.00 and there were approximately 523 holders of record.

We have not declared or paid any dividends in the last two years, and we do not expect to pay any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K is provided under Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, which is incorporated herein by reference.

Company Stock Performance Graph

This graph compares the total return on an indexed basis of a $100 investment in PICO common stock, the Standard & Poor’s 500 Index, and the Russell 2000 Index.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year in that calendar year.

The stock price performance shown on the graph is not necessarily indicative of future price performance.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

10/1/2011 - 10/31/11	-	-
11/1/2011 - 11/30/11	-	-
12/1/2011 - 12/31/11	-	-

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data.  The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this document.

	Year Ended December 31,
	2011	2010	2009	2008	2007
OPERATING RESULTS	(In thousands, except share data)
Revenues:
Total investment income	$27,299	$25,108	$(817)	$46,373	$19,788
Sale of real estate and water assets	55,679	4,637	12,936	12,054	9,496
Other income	2,173	2,429	3,913	1,925	4,645
Total revenues	$85,151	$32,174	$16,032	$60,352	$33,929

Net income (loss) from continuing operations and net income or (loss)	$(49,802)	$(14,072)	$(21,759)	$27,898	$(1,522)
Noncontrolling interest	(4,740)	2,900	3,724	733	252
Net income (loss), attributable to PICO Holdings, Inc.	$(54,542)	$(11,172)	$(18,035)	$28,631	$(1,270)
PER COMMON SHARE BASIC AND DILUTED:
Net income (loss) from continuing operations and net income (loss)	$(2.41)	$(0.49)	$(0.86)	$1.52	$(0.07)
Weighted Average Shares Outstanding – basic	22,670	22,653	20,927	18,835	18,321
Weighted Average Shares Outstanding - diluted	22,670	22,653	20,927	18,862	18,321

	As of December 31,
	2011	2010	2009	2008	2007
FINANCIAL CONDITION	(In thousands, except per share data)
Total assets	$684,151	$692,502	$687,617	$592,634	$676,342
Reserves for unpaid losses and loss adjustment expenses	$23,292	$22,816	$24,175	$27,773	$32,376
Debt	$93,431	$45,743	$41,221	$42,382	$18,878
Total liabilities	$174,489	$121,778	$107,922	$114,888	$150,492
Total PICO Holdings, Inc. shareholders' equity	$501,812	$568,104	$582,643	$477,746	$525,851
Book value per share (1)	$22.1	$25.03	$25.79	$25.36	$27.92

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

However, the recent challenging economic environment and housing slow-down in the U.S. has had the effect of significantly decreasing the rate of growth in the Southwest in 2008, 2009 and 2010 from earlier years in the decade 2000 to 2010. This trend of decreasing rate of growth continued in 2011.

Despite the decreasing rate of growth, during the period 2007 to 2010 the Southwest’s population growth was still in excess of the national growth rate both on a collective basis and an individual state basis, with the exception of Arizona.  According to the Census Bureau’s annual estimate of state population changes for the period July 1, 2007 to April 1, 2010, Nevada’s growth rate was 5.2%, Arizona 0.5%, Colorado 3.9%, Idaho 4.6%, New Mexico 4.6% and California 2.8%.  These population growth statistics compare to the national total growth rate of 2.4% over the same period.

In 2011, the Southwest's population growth also exceeded the national growth rate on a collective and individual state basis, with the exception of Nevada. According to the Census Bureau’s annual estimate of state population changes for the period July 1, 2010 to July 1, 2011, Nevada’s growth rate was 0.7%, Arizona 1.1%, Colorado 1.4%, Idaho 0.9%, New Mexico 0.8% and California 1%.  These population growth statistics compare to the national total growth rate of 0.7% over the same period.

Currently, a significant portion of the Southwest’s water supplies come from the Colorado River.  The balance is provided by other surface rights, such as rivers and lakes, groundwater (water pumped from underground aquifers), and water previously stored in reservoirs or aquifers.  Prolonged droughts (possibly in part due to increasing temperatures from climate change which can lead to a decreased snow pack runoff and therefore decreased surface water) and rapid population growth in the past twenty years have exacerbated the region’s general water scarcity.

In April 2011, the U.S. Department of the Interior released a report highlighting the impacts of climate change to western water resources. The report noted the potential for a decrease in rain, smaller snow - pack, earlier snow melt and the resulting reduced spring and summer surface water stream flow volumes creating more reliance on groundwater resources and conflicts between water users.

In 2005, the U.S. Department of the Interior published a study titled “Water 2025:  Preventing Crises and Conflict in the West.”  The study included a map of the western and southwestern states and highlighted the potential water supply crises by 2025.  Various areas were designated as having moderate, substantial, or highly likely water conflict potential (areas where existing supplies are not adequate to meet water demands for people, agricultural use, and for the environment).  Areas identified as having a highly likely or substantial conflict potential included western Nevada, southern Nevada, and the metropolitan Phoenix to Tucson region.  For more than a decade, we have concentrated our acquisition and development efforts on water assets that will serve these markets.

The development of our water assets is a long-term process:  It requires significant capital and expertise.  A complete project -- from acquisition, development, permitting and sale - may take ten years or longer.  Typically, in the regions in which we operate, new housing, commercial and industrial developments require an assured water supply (for example, in Arizona access to water supplies for at least 100 years is required) before a permit for the development will be issued.

Under GAAP, certain of our water resource assets, unlike our real estate assets, are considered to be indefinite-lived intangible assets.  GAAP requires that we compare the fair value of indefinite – lived intangible assets to the carrying values of such assets and record an impairment charge if the fair value is less than the carrying value.  The dramatic slow-down in housing starts and sales in certain of the markets in which we operate will likely delay the monetization of some of our water assets. Consequently, we have adjusted our forecast of the timing and volume of water sales from our original projections for the discounted cash flow models for those assets.  However, we believe that the long-term demand for our assets, and their economic value, are substantially underpinned by the region’s long - term population growth trend and the increasing scarcity of sustainable water supplies to support that long - term growth.  The supply and demand factors which characterize water resources in the Southwest also present us with a continuing business opportunity to provide sustainable water resource solutions for economic development and communities throughout the region.

The following is a description and summary of our water resource and water storage assets at December 31, 2011.

WATER RESOURCES

Arizona

Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a “designated assured water supply” sufficient to sustain the development for at least 100 years.  Harquahala Valley groundwater meets the designation of assured water supply.

Under Arizona law, the property and water rights in the Harquahala Valley are located in one of three areas in the state from which groundwater may be withdrawn and transferred from a rural area to a metropolitan area. In July of 1998 Vidler Water Company was granted approval of their Physical Availability Demonstration Study for 1,280 acres of Vidler's previously irrigated property within Harquahala Valley. This approval allowed for the transportation of 3 acre feet of groundwater per acre of previously irrigated ground, totaling 3,840 acre-feet of groundwater, from Harquahala Valley into the Phoenix-Scottsdale metropolitan area. The Company intends to sell these groundwater rights to municipalities such as Scottsdale and others surrounding and adjacent to the Phoenix metropolitan area that require new water resources to augment their current limited supplies.

In order to ensure additional water for Vidler's 1,926 acres of non-irrigated lands in the Harquahala Valley, during 2011 Vidler submitted the appropriate engineering and hydrological studies to the Arizona Department of Water Resources and was granted an Analysis of Adequate Water Supply for 9,877.25 acre-feet of water - which includes the prior 3,840 acre-feet awarded under the 1998 Physical Availability Demonstration Study. The Arizona Department of Water Resources' Director has the ability to approve transportation of at least 3 acre-feet per acre from Harquahala into the Phoenix-Scottsdale metropolitan area if certain criteria as outlined by the Arizona Revised Statutes are met. Vidler also has the ability to utilize the additional 6,037 acre-feet of water for development of its property located within the Harquahala Basin. The additional 6,037 acre-feet of water must be used prior to December 2021 or the water will be forfeited. The granting of additional water that can now be obtained from our properties in Arizona will not result in any additional carrying value to our real estate and water assets.

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

Nevada

Vidler has acquired real estate and water rights in Nevada through the purchase of ranch properties (appropriating existing supplies of water), filing applications for new water rights (appropriating new supplies of water), and entering into teaming arrangements with parties owning water rights which they wish to develop.

Lincoln County

The Lincoln County Water District and Vidler (“Lincoln/Vidler”) have entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects under the County’s master plan.  Under the agreement, proceeds from sales of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County.  Lincoln/Vidler has filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the county’s approved master plan.  We believe that this is the only known new source of water for Lincoln County.  Although it is uncertain , Vidler currently anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use for planned projects in Lincoln County.

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

The Settlement Agreement results in Lincoln/Vidler obtaining up to an additional 6,844 acre–feet of permitted water rights in the Tule Desert Groundwater Basin.  Despite being granted all the water we originally applied for, the carrying value of these water rights remain at their written down value.

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

Under a sales agreement with a developer, as amended, that we entered into in 2009, Vidler's share of Lincoln / Vidler's water rights (747 acre-feet) was due to be sold on an installment basis over the period ending April 2012. During 2010 we recorded the sale of 149 acre-feet for $1.2 million ($8,052 per acre foot). During 2011, the developer defaulted on the agreement and we entered in to a new amended sales agreement for the balance of the water rights not sold (598 acre-feet). Under this new amended agreement we have agreed to sell 98 acre-feet of our water rights on a monthly installment basis over the period January 1, 2012 to August 1, 2012 for total proceeds of $864,000 ($8,858 per acre foot) and to grant a 5 year option over the remaining 500 acre-feet of water rights for $8,858 per acre foot.

Dry Lake Valley

In December 2008, Vidler purchased approximately 795 acres and the appurtenant federal grazing allotments in Dry Lake Valley, Lincoln County, Nevada.  The real estate, which represents the only private property located in the Dry Lake Valley, was purchased in order to place water applications owned by Lincoln/Vidler to beneficial use.

In September, 2009, the Nevada State Engineer permitted 1,009 acre-feet of irrigation water rights to Lincoln/Vidler and, as a result, Lincoln/Vidler has drilled wells and installed irrigation systems to place the water to beneficial use.  Currently, the property and allotments are leased for cattle grazing and farming. In addition, during the fourth quarter of 2011, we entered in to an agreement to supply water to a power generating company for one year for construction purposes.

The property lies in a portion of the valley that appears to be well suited for solar energy development.  In addition, both the eastern and western boundaries of the property abut federally granted major power transmission corridors.  The western boundary of the property abuts the Lincoln County Conservation, Recreation and Development Act of 2004 utility corridor that Southern Nevada Water Authority is currently in the process of permitting for its water importation project.  The property is also adjacent to one of the solar energy study areas designated by the Secretary of the Interior, which is being analyzed pursuant to a Programmatic Environmental Impact Statement (“PEIS”).  The aims of the PEIS, among other things, are to evaluate utility–scale solar energy development and to amend relevant Bureau of Land Management (“BLM”) land use plans with the consideration of establishing a new BLM solar energy development program.  This BLM site is designated as the Dry Lake Valley North site and consists of approximately 25,000 acres.

Lincoln/Vidler Water Rights Applications

Lincoln/Vidler has pending water rights applications filed with the Nevada State Engineer’s Office.  Prior to a law change in 2003, the law governing water rights required the Nevada State Engineer to act on an application within one year of its filing date or it was deemed canceled.  A Nevada Supreme Court ruling in January, 2010, considered this new law with respect to 34 water right applications of Southern Nevada Water Authority (SNWA) that had been filed in 1989.  The Court reversed and remanded a lower court ruling requiring the lower court to either reopen the 34 water right applications for protests or to require SNWA to re-file new applications.  The Court indicated that “applicants cannot be punished for the State Engineer’s failure to follow his statutory duty.”  However, language in the opinion appeared to indicate that equity would require the applications to be reopened for protest but the early priority date of their applications would remain intact.

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

Lincoln County Power Plant Project

In 2005, Vidler entered into an option agreement to sell its interest in a project to construct a new electricity-generating plant in southern Lincoln County, for $4.8 million.  It is anticipated that the new plant will supply electricity to the new communities to be developed near Mesquite, Nevada, and surrounding areas.  The option agreement expired on December 31, 2011 and Vidler is currently pursuing other potential partners for this project.

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

During 2006, we began construction of a pipeline and an electrical substation to provide the power which will be required to pump the water to the north valleys region of Reno.  Construction of the pipeline to convey the water from Fish Springs Ranch to a central storage tank in northern Reno was completed during 2008. In July 2008, the pipeline and associated infrastructure was dedicated to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and Fish Springs.  Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline and Fish Springs has the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the north valley area of Reno.  Water from Fish Springs that has regulatory approval to be imported to the North Valleys of Reno (approximately 8,000 acre-feet) is also available for sale under a Water Banking Agreement entered into between Fish Springs and Washoe County.  Under the Water Banking Agreement, Washoe County holds transferred and dedicated water rights in trust on behalf of Fish Springs, which will then be able to transfer and assign water rights credits.  Fish Springs can sell the water credits to developers, who must then dedicate the water to the local water utility for service.

The Fish Springs Ranch water rights have been identified as an economical, sustainable, and proven new source of supply to support growth in the north valley communities of Washoe County.  According to the Nevada State Demographer, from 2000 to 2009, the population of Washoe County (including Reno/Sparks) increased by almost 23% to approximately 416,000 people.  However, due to the recent recession and current economic conditions, including a high rate of unemployment in Washoe County, this rate of growth has slowed considerably and the most recently issued population growth estimates from the Nevada State Demographer were significantly lower than previous population projections. Specific events occurred in Washoe County during the third quarter of 2011 that caused us to update the discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights. The changes in assumptions relate to the sales price of our water assets and the timing of future estimated sales, both of which are extremely difficult to project. As a result, the fair value of our Fish Springs water asset was estimated at $84.9 million compared to its then carrying value of $101.1 million. Consequently, during the third quarter of 2011, we recorded the $16.2 million difference as an impairment charge to reflect the decrease in the estimated fair value of the asset.

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

Carson City and Lyon County, Western Nevada

The capital of Nevada, Carson City, and Lyon County are located in the western part of the state, close to Lake Tahoe and the border with California.  There are currently few existing water sources to support future growth and development in the Dayton corridor area, which is located in this region.

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

During 2009, Vidler substantially completed the infrastructure required to connect the Carson City water system with the Lyon County water system and the infrastructure is now sufficient to deliver an expected volume of water of at least 4,000 acre-feet per year.  As of December 31, 2011, we had spent approximately $5.7 million to complete the connection infrastructure and we anticipate that further capital expenditures will be limited to approximately $2.3 million in order to recover the water in Lyon County as and when demand occurs. This compares to initial infrastructure cost projections of approximately $20 million which represents savings of over $12 million.

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

However, due to the recent recession and prevailing economic conditions, including a high rate of unemployment in Lyon County, the rate of growth of development in the Dayton corridor has slowed considerably. In addition, recently issued growth projections from the Nevada State Demographer were significantly lower than previous population projections. GAAP requires that we compare the fair value of indefinite – lived intangible assets to the carrying values of such assets and record an impairment charge if the fair value is less than the carrying value. The dramatic slow-down in housing starts and sales in the Dayton corridor will likely delay sales of some of our Carson River water rights. Consequently, during 2010 we adjusted our forecast of the timing and volume of water sales - both of which are extremely difficult to project - from our original projections for the discounted cash flow models for this water resource asset. The revisions to the discounted cash flow model resulted in an impairment loss of $10.3 million which we recorded in the fourth quarter of 2010.

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

At December 31, 2011, Vidler owned approximately 267 acre-feet of Muddy River water rights and which are leased to Southern Nevada Water Authority.

Dodge Flat, Nevada

As a result of the sale of Nevada Land during the fourth quarter of 2011, certain water assets previously held at Nevada Land were excluded from the sale and contributed to Vidler. As of December 31, 2011, Vidler has 1,428 acre-feet of permitted water rights at Dodge Flat which could be used for municipal and industrial purposes in the Fernley region of Lyon County.

Colorado

Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease. Vidler has 169 acre-feet of water rights remaining in Colorado, 103 acre-feet are available for sale or lease, and 66 acre-feet have been leased.

Idaho

In 2007, Vidler completed the purchase of two farm properties totaling 1,886 acres combined with 7,044 acre-feet of agricultural water rights, in Idaho, near Boise, Nampa and Caldwell, where future development could be constrained by lack of developable real estate with water to support development..  The properties are leased and currently being farmed for corn, potatoes, winter wheat and onions.

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

New Mexico

During 2009, Vidler commenced its first water resource development project in the state of New Mexico.  We have drilled exploratory and monitoring wells to prepare a groundwater flow model. Based on the groundwater model, we believe we have the scientific evidence to support the award of approximately 1,010 acre – feet of permitted water rights by the New Mexico State Engineer’s Office. We will be presenting this evidence in legal hearings in 2012. Vidler has identified a demand of up to 1,500 acre-feet of water per annum in and around the project area of Santa Fe, Bernalillo and Sandoval counties in New Mexico.  The project is being developed in a partnership in which Vidler is the 95% owner.

WATER STORAGE

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

Vidler’s recharge facility is one of the few permitted and completed private water storage facilities in Arizona.  Given that Arizona is the only southwestern state with surplus flows of Colorado River water available for storage, we believe that the Vidler site is a private water storage facility where it is practical to “bank,” or store, water for users in other states, which is known as “interstate water banking.”  Having a permitted water storage facility also allows Vidler to acquire, and store, surplus water for sale in future years.

Vidler has not yet generated any revenue from the facility.  We believe that the best economic return on the facility will come from storing water in surplus years for sale in dry years or when other need for the water arises.  Vidler has been recharging water for its own account since 1998, when the pilot plant was constructed.  At the end of 2011, Vidler had “net recharge credits” of approximately 250,000 acre-feet of water in storage at the facility as well as approximately 10,000 acre–feet of stored water at Arizona state owned storage sites within the Phoenix Active Management Area.

In January, 2010, Vidler acquired for $15.8 million a single-purpose limited liability company whose primary asset was approximately 126,000 acre–feet of stored water (“net recharge credits”) in the Roosevelt Water Conservation District (“RWCD”).  For the purposes of storing water, the RWCD is part of the Phoenix, Arizona Active Management Area (which corresponds to the Phoenix metropolitan area).  Accordingly, this stored water may be recovered and used anywhere in the Phoenix Active Management Area and could have a variety of uses for commercial developments within the Phoenix metropolitan area. During 2010 and 2011, Vidler acquired more stored water and as of December 31, 2011, Vidler had approximately 141,000 acre–feet of net recharge credits stored in the RWCD.

Semitropic, California

In 1998, Vidler purchased an 18.5% right to participate in the Semitropic Water Banking and Exchange Program, which operates a 1 million acre-foot water storage facility at Semitropic, near the California Aqueduct, northwest of Bakersfield, California.

In July, 2008, Vidler completed the sale of its remaining interest of 30,000 acre-feet of storage capacity at the Semitropic Water Banking and Exchange Program in a transaction with the San Diego County Water Authority.  The sale generated cash proceeds of $11.7 million and we recorded a net gain, as revenue, of $8.7 million in 2008.  In 2009, Vidler sold its entire inventory of water of approximately 10,252 acre-feet for total sale proceeds of approximately $3.1 million.  As of December 31, 2011 Vidler does not own any water assets in California.

Other

We continue to investigate and evaluate water and real estate opportunities in the southwestern United States, which meet our risk/reward and value criteria.  We routinely evaluate the purchase of further water-righted properties or other water resources in the southwest and western United States, particularly Nevada, Arizona, Colorado, New Mexico, Idaho and California.  We also continue to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities in the southwestern states.

REAL ESTATE OPERATIONS

Our Real Estate Operations segment's revenues have been derived from UCP's sale of residential developments in California and Nevada Land's property in northern Nevada. However, in December 2011 we sold our remaining acres of real estate in Nevada Land, which at the date of sale, consisted of approximately 480,000 acres. Accordingly, our real estate results will no longer include the sale of real estate or lease income from Nevada Land.

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

UCP

Since commencing operations in early 2008, UCP has focused on acquiring finished and entitled residential lots in and around the Fresno Metropolitan Area (the Central Valley area of California) as well as in certain locations in the Central Coast region of California, in particular, the Monterey region, and the Bay Area of California. In addition, during 2011 we acquired various residential lots in the Central Puget Sound market area of Seattle, Washington. We believe that the residential real estate markets where UCP has acquired development properties are attractive in the long term due to high affordability ratios, favorable market demographics and fundamental supply and demand forces. (See below for highlights of these factors in the regions in which we have acquired lots).

In certain real estate projects that we own we intend to complete the construction of the horizontal infrastructure of some of our entitled properties (paper lots) to produce finished lots. In other projects we are constructing single family homes on certain finished lots we own. We believe that the capital allocation for both horizontal infrastructure and building homes for these particular projects is justified based on our analysis of the supply and demand in the markets where these projects are located and the potential for a significant increase in absolute return.

The state of the housing market has impacted the timing and potential sales proceeds of certain of our projects. We revise and update our projects' expected cash flows as facts and circumstances dictate to evaluate whether each project's expected cash flows are in excess of their carrying value. While the vast majority of our projects' expected future cash flows exceed their carrying values (as evidenced by the gross margin of approximately 28.4% we achieved on sales of $24.2 million in 2011); there are certain projects, primarily located in outlying areas of Fresno, where current market data indicate our expected future cash flows, which can be very difficult to project, would not exceed their carrying values. Accordingly, we have measured the fair values of these projects using discounted cash flow models and recorded a non - cash impairment charge of $5.2 million in the real estate segment's results of operations for 2011 which represents the difference between our current estimate of fair value of these projects and their carrying value.

East Garrison, Monterey County, California

East Garrison is a 1,400 unit master planned community located on the former Fort Ord Army Base that UCP acquired in 2009 through the purchase of a note and a subsequent foreclosure on the underlying property. The former Fort Ord Army base is comprised of over 28,000 acres of land and is located within the cities of Seaside, Marina and unincorporated Monterey County. Adjacent to the city of Monterey with miles of frontage on Monterey Bay, the former Fort Ord is ideally located in the middle of Monterey County's tourist, recreational and agricultural based economies. Pursuant to the Federal Defense Base Closure and Realignment Act of 1990, Fort Ord was officially decommissioned in the early 1990s for the purpose of turning the property over to local stakeholders with the intent of developing a diverse community comprised of commercial, residential, industrial, institutional, educational and recreational uses.

East Garrison is located on the north - east corner of the former Fort Ord Army base and has received all of the necessary discretionary entitlements and all of the development rights are fully vested in the project.  East Garrison consists of three distinct development phases. When we acquired the property a significant proportion of the Phase 1 land development had already been completed. Phase 1 at East Garrison will contain 441 living units comprised of 273 single family detached lots, 103 town homes and live/work units and 65 affordable priced apartments. As the affordable priced apartments will be donated to the Monterey County Housing Ordinance, we will have 376 living units available for sale after the Phase 1 development is completed. We expect all of the horizontal infrastructure development in support of the 441 living units (grading, sewer, water, storm drain, gas, electric, cable TV, and phone along with curbs, gutters, sidewalks, streets, parks and entry monuments) will be completed for approximately $15 million in 2012 inclusive of all reimbursements.

We intend to generate sales revenue through a combination of selling finished lots to qualified homebuilders and will commence the vertical construction of several “for sale” products through our home building subsidiary, Benchmark Communities. The subsequent development of Phases 2 & 3 is dependent on Phase 1 absorption and our assessment of overall market conditions.

The Monterey Bay Area Region, which consists of Monterey, Santa Cruz and San Benito Counties, has a population of 733,000 according to the 2010 Census. The Association of Monterey Bay Area Governments projects that the County will grow by approximately 19% from its 2010 base over the next 25 years. Within the region, the employment base is approximately 392,000. In November 2011, the unemployment rate in the region stood at 11%, slightly above the State's unemployment rate. Agriculture provides a stable primary employment base in the region. Professional and health care services are projected to grow at a faster rate than the overall economy. In Monterey County, similar to the rest of the region, the affordability remains high by historical standards. The Housing Affordability Index for first-time home buyers, according to the California Association of Realtors, stood at 76% in Q3 2011. The median price of a single family detached home decreased from a peak of $777,000 in 2007 to $270,000 in 2011. Additionally, the neighboring communities of Seaside and Marina are currently between 1.8 months and 3.4 months' supply of resale inventory.

Central Valley Region, California

The Central Valley Region is a 20 county region that stretches from Shasta County in the north and the Tehachapi Mountains in Kern County to the south. The Central Valley Region is home to approximately 6.8 million people. Kern, Fresno and Sacramento Counties are the largest by population in the region. Fresno is the largest city in the region by population at 495,000 followed by the State capitol in Sacramento at 466,000. UCP currently operates in Fresno, Madera and Stanislaus Counties with the majority of our projects in the Fresno County market.
The Fresno County area is one of the most productive agricultural regions in the world. A large agricultural and food processing industry continues to see steady domestic and international demand for its products. The region's central location is also helping attract distribution, transportation and warehousing companies that diversify the local economy. Other significant industries include health care, government and educational services. The California Department of Finance projects that the County's population will grow from 930,000 people to 1.2 million people, or approximately 29% by 2020.
New home construction activity is still low by historic measures in the County. However, the Fresno County area is one of the more robust markets in Northern California by permit volume and remains very affordable by historic standards. Compared to the prior year, home prices have remained relatively flat and the affordability index for first-time home buyers according to the California Association of Realtors stood at 83% in the third quarter of 2011. Existing home inventories have also remained at low levels. In November 2011, there was only approximately 3.2 months of housing inventory based on current sales.

Bay Area Region, California
 The Bay Area in northern California is home to approximately 7.2 million people and an employment base of 3.7 million people. UCP primarily operates in Santa Clara County which acts as the major employment center for the region. The County is home to approximately 1.8 million people or 25% of the region's population and is projected to provide the bulk of the region's housing. The region benefits from the deep connections between venture capital firms and leading research institutions such as Stanford University, UC San Francisco and the University of California at Berkeley.
The unemployment rate in Santa Clara County, California was 9.1% in November 2011 compared to 10.9% at the state level. While unemployment remains high by historic standards, the region is demonstrating robust hiring for highly skilled workers by leading technology companies such as Apple, Facebook and Google. Unemployment rates vary significantly by education level. Employment opportunities for lower skilled workers are challenging due to the continued downturn in housing and construction.
During 2011, the Bay Area new home market has experienced consistent homebuilder activity and land prices have returned to peak levels in some sub - markets of the region. However, the health of the market varies by sub - market. Those sub - markets with a highly educated workforce in close proximity to employers and good schools are attracting home buyers. New home sales in select areas of Alameda and Santa Clara County are demonstrating healthy absorption rates and higher prices. In contrast, Contra Costa, Napa, Solano and Sonoma counties continue to struggle under the weight of foreclosures.
Puget Sound Region, Washington

The Puget Sound economy is dynamic and diverse including leading companies in software, aerospace, retail, forest products and international trade as well as a strong military presence at Joint Base Lewis-McCord and naval operations in Everett and Bremerton. The region is home to eight Fortune 500 companies including Microsoft, Amazon, Paccar, Weyerhaeuser, Costco, Starbucks, Nordstrom and Expeditors International. The Puget Sound region is home to approximately 3.7 million people and 1.5 million households. The region has an employment base of 1.8 million and the current unemployment rate is 8% in November 2011.
During 2011, UCP acquired two projects from financial institutions in Washington; one in King County consisting of 134 fully finished view lots, and one in Thurston County consisting of 251 finished lots, and 348 approved but unimproved lots. UCP intends to sell the lots to private regional builders and public homebuilders that operate in these market. Due to the strong demographics in this region, three public homebuilders (Lennar, Toll Brothers, and Richmond American Homes) entered the market in 2011 by purchasing local home builders.
In December, 2011, King County had 3.6 months of housing inventory (single family homes and condos) and Thurston County had 5.8 months supply of housing inventory. Existing home sales have remained consistent since 2008 and demonstrate the lack of influence seen by masses of foreclosure inventory in other US markets. In addition, the affordability index for the Seattle / Bellevue / Everett region has increased from 19.3% in the third quarter of 2007 to over 67% in the third quarter of 2011.
Nevada Land
 The continuing slow-down in U.S. real estate markets affected Nevada Land's 2011, 2010 and 2009 results of operations when compared to prior years resulting in reduced sale of real estate in 2011, 2010 and 2009.  Given this slowdown in sales we determined that it was preferable to sell our remaining real estate inventory in Nevada Land as a single transaction for cash and to deploy the proceeds in existing or new businesses that have the potential to generate better returns than the underlying real estate at Nevada Land.

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

In broad terms, our insurance companies hold cash and fixed-income securities corresponding to their loss reserves and state capital and deposit requirements, and the remainder of the portfolio is invested in small-capitalization value stocks in the U.S. and selected foreign markets.  At December 31, 2011, the investment portfolios of Physicians and Citation consisted of cash of $26 million, fixed-income securities with a market value of $21.4 million, and stocks with a market value of $13.8 million.

We hold bonds issued by the U.S. Treasury, government-sponsored enterprises (namely the FHLB and PEFCO) and State of California general obligations municipal bonds only to the extent required for capital under state insurance codes, or as required for deposits or collateral with state regulators.  Otherwise, the bond portfolios currently consist of domestic investment-grade corporate issues and three New Zealand dollar-denominated corporate issues, with less than five years to maturity.

At December 31, 2011, the insurance company bond portfolios consisted of (in thousands):

Issuer	Fair Value December 31, 2011	Percentage of Total Fair Value
U.S. Treasury	$6,449	30%
Government-sponsored enterprises	1,700	8%
State of California general obligations	3,415	16%
Domestic investment-grade corporate bonds	5,089	24%
Foreign corporate bonds (no credit rating)	4,740	22%
	$21,393	100%

At December 31, 2011, the aggregate market value of Physicians’ and Citation’s bond portfolios was greater than amortized cost, and we determined that no bonds held by the insurance companies were impaired.

To protect the capital value of our bond portfolio from a decline in value that could be brought on by higher interest rates in the medium term, our bond investments are concentrated in issues maturing in five years or less.  At December 31, 2011, the duration of Physicians’ and Citation’s bond portfolios was 2.3 years.  The duration of a bond portfolio measures the amount of time it will take for the cash flows from scheduled interest payments and the maturity of bonds to equal the current value of the portfolio.  Duration indicates the sensitivity of the market value of a bond portfolio to changes in interest rates.  If interest rates increase, the market value of existing bonds will decline.  During periods when market interest rates decline, the market value of existing bonds increases.  Typically, the longer the duration, the greater the sensitivity of the value of the bond portfolio to changes in interest rates.  Duration of less than five years is generally regarded as medium term, and less than three years is generally regarded as short term.

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

The equity portfolios of our insurance companies are managed on an absolute value basis, using an approach which investors refer to as “Graham and Dodd”.  The portfolio is concentrated in a limited number of asset-rich, small-capitalization value stocks.  Stocks are selected based on the investment fundamentals of the underlying company, which is our assessment of what the enterprise is worth, based on the private market value of its assets, earnings, and cash flow.  Typically, we buy stocks at a significant discount to our assessment of the value of the company’s “hard assets,” such as land, natural resources, or cash.  We also own shares in operating companies, which are undervalued on the basis of their earnings and cash flow, and whose businesses have special or unique characteristics. At December 31, 2011, investments in the U.S. comprised approximately 70% of the stock portfolio.

The fixed-income securities and common stocks in the insurance companies’ investment portfolios generated total returns of approximately 16% in 2009, 10% in 2010, and 2% in 2011.

Over time, we expect the stocks in our insurance company portfolios to generate significantly higher returns over fixed-income securities and cash and cash equivalents.

The financial results of insurance companies in “run off” can be volatile if there is favorable or unfavorable development in their loss reserves.  Changes in assumptions about future claim trends, and the cost of handling claims, can lead to significant increases and decreases in our loss reserves.  When loss reserves are reduced, this is referred to as favorable development.  If loss reserves are increased, the development is referred to as unfavorable or adverse.

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

At December 31, 2011, our medical professional liability reserves, after reinsurance, totaled $1.3 million, compared to $1.9 million at December 31, 2010, and $2.3 million at December 31, 2009.

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	December 31,
	2011	2010	2009
Net direct reserves for medical professional liability insurance	$1,252	$1,934	$2,338

At December 31, 2011, our direct reserves, or reserves before reinsurance, represented the independent actuary’s best estimate.  We are continually reviewing our claims experience and projected claims trends in order to derive the most accurate estimate possible.

At December 31, 2011, approximately $359,000, or 29% of our direct reserves, were case reserves, which are the loss reserves established when a claim is reported to us.  Our provision for IBNR claims (incurred but not reported claims, which means that the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us yet) was $559,000, or 45% of our direct reserves.  The loss adjustment expense reserves, totaling $334,000, or 26% of direct reserves, recognize the cost of handling claims over the next five years while Physicians’ loss reserves run off.

Over the past three years, the trends in open claims and claims paid have been:

	Year Ended December 31,
	2011	2010	2009
Open claims at the start of the year	7	6	10
New claims reported during the year		2	4
Claims closed during the year	(4)	(1)	(8)
Open claims at the end of the year	3	7	6

Total claims closed during the year	3	1	8
Claims closed with no indemnity payment	(3)		(8)
Claims closed with an indemnity payment	—	1	—
Total claims payments during the year	$8,000	$342,000	$190,000

PHYSICIANS INSURANCE COMPANY OF OHIO - CHANGE IN LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	Year Ended December 31,
	2011	2010	2009
Beginning reserves	$1,934	$2,338	$3,834
Loss and loss adjustment expense payments & adjustments	(111)	(435)	(190)
Re-estimation of prior year loss reserves	(571)	31	(1,306)
Net medical professional liability insurance reserves	$1,252	$1,934	$2,338
Increase (decrease) in re-estimation as a percentage of beginning reserves	(29.5)%	1.3%	(34.1)%

During 2011, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were greater than the actuary’s projections of future claims payments.  Reserves were increased in two of Physicians’ 20 accident years from 1976 until 1996, decreased in six accident years, and there was no change in 12 accident years.  This resulted in a net decrease of $571,000, or approximately 29.5% of reserves at the start of the year.  The net decrease in reserves was primarily due to a reduction in projected claims severity, and was principally recorded in Physicians’ IBNR reserve.

At December 31, 2011, the average case reserve per open claim was approximately $100,000.  There were no changes in key actuarial assumptions in 2011.  Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments, either increases or decreases, in future years.  See “Critical Accounting Policies” and “Risk Factors”.

In 2010, claims and loss adjustment expense payments were $435,000, accounting for all of the net decrease in reserves.  During 2010, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were slightly less than the actuary’s projections of future claims payments.  Reserves were increased in three of Physicians’ 20 accident years from 1976 until 1996, decreased in seven accident years, and there was no change in ten accident years.

In 2010, Physicians made net indemnity payments of $342,000, which represents the indemnity portion of one claim, which was slightly higher than the previously established case reserve.  At December 31, 2010, the average case reserve per open claim was approximately $36,000.  There were no changes in key actuarial assumptions in 2010.

In 2009, claims and loss adjustment expense payments were $190,000, accounting for 13% of the net decrease in reserves.  During 2009, Physicians experienced favorable trends in both the frequency, and the severity of claims.  Consequently, independent actuarial analysis of Physicians’ loss reserves concluded that Physicians’ reserves against claims were greater than the actuary’s projections of future claims payments.  Reserves were reduced in eight of Physicians’ 20 accident years from 1976 until 1996, increased in two accident years, and there was no change in ten accident years.  This resulted in a net reduction of $1.3 million, or approximately 34.1% of reserves at the start of the year.  The net reduction in reserves was primarily due to a decrease in claims frequency, and was recorded in Physicians’ IBNR.

Total claims payments in 2009 were less than anticipated.  At December 31, 2009, the average case reserve per open claim was approximately $75,000.  There were no changes in key actuarial assumptions in 2009.

Since it is more than 16 years since Physicians wrote its last policy and the reserves for direct IBNR claims and IBNR loss adjustment expenses at December 31, 2011, total approximately $848,000, it is possible the Company will experience further favorable development of reserves for reported losses, IBNR and loss adjustment expenses.  However, there is less potential for favorable development in future years than there has been in the past, as Physicians’ claims reserves and claims count diminish.  In addition, we caution (1) that claims can be reported until 2017, and (2) against over-emphasizing claim count statistics -- for example, the last claims to be resolved in “run off” could be the most complex and expensive to resolve.

Citation Insurance Company

Property and Casualty Insurance Loss Reserves

Citation went into “run off” from January 1, 2001.  At December 31, 2011, after eleven years of “run off,” Citation had $267,000 in property and casualty insurance loss and loss adjustment expense reserves, after reinsurance.

Approximately 82% of Citation’s net property and casualty insurance reserves are related to one line of business, artisans/contractors liability insurance.  The remaining 18% is comprised of commercial property and casualty insurance reserves related to policies which expired in 2001.  As a general rule, based on state statutes of limitations, we do not believe that new commercial property and casualty insurance claims can be filed in California and Arizona, although in these states claims filing periods may be extended in certain limited circumstances.

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

Over the past three years, the trends in open claims and claims paid in the artisans/contractors line of business have been:

	Year Ended December 31,
	2011	2010	2009
Open claims at the start of the year	6	5	11
New claims reported or claims re-opened during the year	3	5	7
Claims closed during the year	(9)	(4)	(13)
Open claims at the end of the year	—	6	5

Total claims closed during the year	9	4	13
Claims closed with no payment	(6)	(3)	(10)
Claims closed with LAE payment only (no indemnity payment)	(1)		(1)
Claims closed with an indemnity payment	2	1	2

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

There were no changes in key actuarial assumptions during the three years ended December 31, 2011.  See “Critical Accounting Policies” and “Risk Factors”.

At December 31, 2011, Citation’s net property and casualty reserves were carried at $267,000, which is approximately equal to the actuary’s best estimate.

CITATION INSURANCE COMPANY - PROPERTY AND CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	Year Ended December 31,
	2011	2010	2009
Direct reserves	$345	$518	$624
Ceded reserves	(78)	(97)	(81)
Net reserves	$267	$421	$543

At December 31, 2011, 1%of Citation’s net property and casualty reserves were case reserves, $128,000 represented provision for IBNR claims (48%), and the loss adjustment expense reserve was $135,000 (51%).

CITATION INSURANCE COMPANY - CHANGE IN PROPERTY AND CASUALTY INSURANCE LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	Year Ended December 31,
	2011	2010	2009
Beginning reserves	$421	$543	$645
Loss and loss adjustment expense payments	(123)	(64)	(157)
Re-estimation of prior year loss reserves	(31)	(58)	55
Net property and casualty insurance reserves	$267	$421	$543
Increase (decrease) in re-estimation as a percentage of beginning reserves	(7.4)%	(10.7)%	8.5%

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

The nature of this line of business is a relatively small number (low frequency) of relatively large (high severity) claims.  Since this book of business is now more than 13 years old, the remaining claims tend to be severe, and likely to lead to claims payments for a prolonged period of time, although many have now exceeded the amount of risk we retain per claim, increasing the amount of reinsurance we can recover.

Although the last of Citation’s workers’ compensation policies expired in 1998, new workers’ compensation claims can still be filed for events which allegedly occurred during the term of the policy.  The state statute of limitations is ten years, but claim filing periods may be extended in some circumstances.

Over the past three years, the trends in open claims and claims paid in the workers’ compensation line of business have been:

	Year Ended December 31,
	2011	2010	2009
Open claims at the start of the year	111	120	142
New claims reported during the year	12	16	5
Claims re-opened during the year			21
Claims closed during the year	(26)	(25)	(48)
Open claims at the end of the year	97	111	120

A significant number of the claims received in the past three years relate to asbestos.  During 2011, nine new claims related to asbestos, in 2010 all 16 new claims related to asbestos, and in 2009 all five new claims related to asbestos.  At December 31, 2011, 32 of the 97 open claims were asbestos-related.  Our actuaries expect the asbestos claims to develop in a different pattern to workers’ compensation claims.  Typically, the asbestos claims are shared among numerous insurance carriers and result in relatively small loss and loss adjustment expense payments, with Citation’s share of the total settlements being less than 10%.  A $500,000 reserve for late reported asbestos claims was established in 2008 and was $425,000 at December 31, 2011.

At December 31, 2011, Citation had workers’ compensation reserves of $21.7 million before reinsurance and $6.5 million after reinsurance.  Citation purchased excess reinsurance to limit its potential losses in this line of business.  In general, we have retained the risk on the first $150,000 to $250,000 per claim.  Citation’s workers’ compensation reserves for the 1986 to 1997 policy years are reinsured with General Reinsurance Corporation, a subsidiary of Berkshire Hathaway, Inc.

CITATION INSURANCE COMPANY - WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	Year Ended December 31,
	2011	2010	2009
Direct reserves	$21,695	$20,363	$21,213
Ceded reserves	(15,214)	(13,890)	(14,446)
Net reserves	$6,481	$6,473	$6,767

It is difficult to accurately quantify future claims liabilities and establish appropriate loss reserves in the workers’ compensation line of business due to:

•	the long reporting “tail”; and

•	the extended period over which policy benefits are paid.

Such actuarial analyses involves estimation of future trends in many factors which may vary significantly from expectation, which could lead to further reserve adjustments, either increases or decreases, in future years.  Examples of such future trends include new or re-opened claims, the cost of handling claims, and medical care costs.  See “Critical Accounting Policies” below and Item 1A, “Risk Factors” elsewhere in this report.

Following independent actuarial analysis during 2011, Citation increased its workers’ compensation net loss reserves by approximately $413,000, or 6.4% of the $6.5 million in net reserves at the start of 2011.  Direct reserves were increased by approximately $2.8 million, which was partially offset by a $2.4 million decrease in the estimated reinsurance recoverable on our workers’ compensation loss reserves, resulting in a $413,000 increase in net loss reserves.

Following independent actuarial analysis during 2010, Citation increased its workers’ compensation net loss reserves by approximately $152,000, or 2.2% of the $6.8 million in net reserves at the start of 2010.  Direct reserves were decreased by approximately $626,000, which was partially offset by a $474,000 decrease in the estimated reinsurance recoverable on our workers’ compensation loss reserves, resulting in a $152,000 increase in net loss reserves.

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

CITATION INSURANCE COMPANY - CHANGE IN WORKERS’ COMPENSATION LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	Year Ended December 31,
	2011	2010	2009
Beginning net reserves	$6,473	$6,767	$7,417
Loss and loss adjustment expense payments	(405)	(446)	(556)
Re-estimation of prior year loss reserves	413	152	(94)
Net workers’ compensation insurance reserves	$6,481	$6,473	$6,767
Increase (decrease) in re-estimation as a percentage of adjusted beginning reserves	6.4%	2.2%	(1.3)%

There were no changes in key actuarial assumptions during the three years ended December 31, 2011.

At December 31, 2011, Citation’s net workers’ compensation reserves were carried at $6.5 million, approximately equal to the actuary’s best estimate.  Approximately $1.5 million of Citation’s net workers’ compensation reserves (23%) were case reserves, $3.2 million represented provision for IBNR claims (49%), and the loss adjustment expense reserve was $1.8 million (28%).

From the sale of CNIC in 1997 until September 30, 2004, the workers’ compensation claims were administered by Fremont and then the California Insurance Guarantee Association.  Since then, the workers’ compensation claims have been handled by a third-party administrator on Citation’s behalf.

CORPORATE

At December 31, 2011, the largest asset in this segment is cash and cash equivalents of $94.6 million.  Our liquid funds are principally held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.  The parent company also owns corporate bonds and a U.S. Treasury Bill, with a combined market value of $4.2 million.

During 2011, Physicians Insurance Company of Ohio paid a dividend to a subsidiary which is reported in the Corporate segment. The dividend included a 100% interest in PICO European, which holds the group's portfolio of interests in publicly-traded Swiss companies, as well as debt denominated in Swiss Francs which partially finances the portfolio.

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in the Corporate segment.  At December 31, 2011, the most significant such business is Spigit, Inc. ("Spigit"), which is a developer of social productivity software for enterprises, with an established customer base including several companies in the Fortune 2000.

During 2009, Spigit received a $10 million equity investment from a global private equity firm, which reduced our majority ownership of Spigit to a 37% equity interest.  Until October 2009, Spigit was consolidated in our group financial statements.  Now that Spigit is no longer a consolidated subsidiary, our investment in Spigit is now carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we exercise significant influence over the operating and financial policies of Spigit.  Our equity share of Spigit’s net losses is recorded in our statement of operations in the line captioned “Equity in loss of unconsolidated affiliate.”

During 2011, Spigit raised additional capital, and, as a result, our ownership dropped from 37% to 30%.

AGRIBUSINESS OPERATIONS

In December 2010, we completed a business combination and funded $60 million of equity finance for an 88% interest in a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”), which will construct and operate a canola seed processing plant near Hallock, Minnesota.  It is anticipated that construction will be complete, and that the plant will commence production of canola oil and canola meal, in the third quarter of 2012. The plant is permitted for initial crushing capacity of 1,000 tons per day.  Pending the completion of additional environmental permitting, it is estimated that the capacity can be increased to 1,500 tons per day at a cost of approximately $10.5 million.

We have reported Northstar as a separate segment in the accompanying consolidated financial statements.  We anticipate that Northstar will become a significant operating segment when the facility is fully constructed in the third quarter of 2012, and the plant will commence canola seed crushing operations shortly thereafter.

The plant is strategically located in northern Minnesota, 25 miles south of the Canadian border and approximately 150 miles north of Fargo, North Dakota. Currently, approximately one million acres of canola is planted within a 100 mile radius of the plant in both the U.S. and Canada.  We believe that the plant’s location in the southeastern portion of the North American canola growing region is a comparative advantage, and will result in cost efficiencies.  The plant will also be in close proximity to Midwest markets for refined canola oil and for canola meal, which is used in dairy and poultry farming, and to transportation infrastructure.

Northstar has executed agreements with Land O’Lakes Purina Feed, LLC (“Land O’Lakes”), which is the largest North American consumer of protein meal.  The agreements commit Land O’Lakes to guarantee the sale of 100% of the plant’s canola oil and canola meal output for a period of five years at market-based prices.

Construction of the plant began in January 2011.  We signed a guaranteed maximum price construction contract with, McGough Industrial Construction LLC, as well as fixed price engineering and technology contracts with Karges Faulconbridge, Inc. and Crown Iron Works respectively.  Each of these firms has significant prior experience in the industry. As of December 31, 2011, the plant was approximately 70% complete.

As of December 31, 2011, the Agribusiness segment had total assets of $122.7 million, primarily funded by PICO’s $60 million equity contribution and debt financing of $46 million.  In addition, $18.4 million of assets (including real estate and plant equipment), less $10 million of liabilities assumed, represented the $8.4 million equity contribution of our 12% minority partner, which is largely owned by local farmers and business people.

On June 13, 2011, Northstar entered into a Credit Agreement (the "Credit Agreement") with various lenders (the "Lenders") and ING Capital, LLC ("ING"), as agent for the Lenders.  Under the Credit Agreement, the Lenders have committed to loan Northstar up to (i) $89.5 million pursuant to senior secured, multi-draw term loans to fund construction of the project and (ii) $10.5 million pursuant to a senior secured revolving credit facility to fund working capital upon project completion.  Interest will accrue under the facility at a variable rate (currently 5%) as set forth in the Credit Agreement. Repayment of interest on the term loans will be made quarterly and repayment of principal will be amortized over five years beginning upon the earlier of either project construction completion or April 15, 2013. The revolving credit facility will be available until the earlier of either the fifth anniversary of project construction completion or April 15, 2018.  Repayment of the loans may be accelerated by the Lenders in the event certain covenants or conditions are not met as set forth in the Credit Agreement. As of December 31, 2011, $46 million has been drawn under the facility.

In connection with the Credit Agreement, PICO entered into a Standby Purchase Agreement with ING under which ING has the right to cause PICO to become a Lender under the Credit Agreement. Under the Standby Purchase Agreement the total value of terms loans put to PICO as a Lender amounted to $16.7 million. Prior to December 31, 2011 PICO assigned the entire amount of this $16.7 million term loan to third parties. Under the terms of the term loan assignments, the pro - rata share of the assigned term loan draws by PICO to Northstar prior to the assignments were refunded to PICO by the third parties. As a result of these assignments, PICO has not funded, and will not be obligated to fund, any debt financing under the Credit Agreement.

In connection with the Credit Agreement, PICO also entered into an Agreement to Contribute Capital with ING under which it agreed to make further equity contributions to Northstar in an amount to cover any cost overruns in project construction. As of the date hereof, no cost overruns are projected. In addition, the Credit Agreement also provides for PICO to provide temporary working capital to Northstar of up to $10.5 million prior to the commencement of canola seed crushing operations. It is anticipated that PICO will provide a temporary working capital loan to Northstar of $10.5 million during the first quarter of 2012 and that this temporary loan will be refinanced by the $10.5 million senior secured revolving credit facility when the plant is fully constructed which is currently anticipated to be sometime in the third quarter of 2012.

CRITICAL ACCOUNTING POLICIES

This section describes the most important accounting policies affecting our assets and liabilities, and the results of our operations.  Since the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:

•	how we determine the fair value and carrying value of our water and real estate assets;

•	how we determine the fair value and carrying value of our investment in debt and equity securities, including when to apply the equity method of accounting to equity investments;

•	how we recognize revenue when we sell water assets and real estate assets, and calculate investment income from equity and debt securities;

•	how we determine our income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits, as well as the need for valuation allowances on our deferred tax assets; and

•	how we estimate the claims reserves liabilities of our insurance companies;

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

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our water and real estate long-lived assets

Our principal long-lived assets are real estate and water assets owned by Vidler, and real estate assets owned by UCP.  At December 31, 2011, the total carrying value of real estate and water assets was $333.8 million, or approximately 49% of our total assets.  These real estate and water assets are carried at cost, less any recorded impairments.

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

During 2011, our estimates of costs and revenues on certain real estate projects changed due to declining prices of similar assets, unfavorable market conditions, project specific complication, and other factors. As a result, certain undiscounted cash flow streams were less than the carrying value of the asset and consequently, we recorded an impairment charge of $5.2 million on these projects that reduced the carrying value to their fair value. We also own properties, particularly those purchased in the last several years, where the current fair value is below our carrying value; however, on an undiscounted basis, management is projecting future cash flows in excess of the carrying value for these assets .  No impairment charges related to our real estate assets were recognized in the years ended December 31, 2010, or 2009.

Water Resource Assets

The impairment testing on our water resource assets, which consist primarily of certain of our water rights and the rights to use infrastructure to convey water in Nevada, is assessed under a different methodology.  Under U.S. GAAP, certain of our water resources are accounted for as indefinite-lived intangible assets.  Accordingly, these assets are not amortized (their value is not charged as an expense in our statement of operations over time) but the assets are carried at cost and reviewed for impairment, at least annually during the fourth quarter, and more regularly if a specific event occurs or there are changes in circumstances which suggest that the asset may be impaired.  Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions, including demand for residential and commercial real estate, changes in population, and increases or decreases in prices of similar assets.

When we calculate the fair value of these types of assets, we use a discounted cash flow model, under which the future net cash flows from the asset are forecast and then discounted back to a present value in today’s dollars using a risk-adjusted discount rate specific to that project.  Preparing these cash flow models involves significant assumptions about revenues and expenses as well as the specific risks inherent in the assets.  If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference.  Our management, including the management of the operating subsidiaries, conducts these extensive reviews utilizing the most recent information available to us; however, the review process inevitably involves the significant use of estimates and assumptions, especially the estimated current and future price and demand for these assets, as well as the market values of our water assets, the timing of the disposition of these assets, uncertain future events such as the rate of new development to create demand to utilize the water assets, and the ongoing cost of maintenance and improvement of the assets.

In summary, the cash flow models for our indefinite-lived intangible assets forecast initial sales to begin in approximately four years, and then increase until the assets are completely sold over an eighteen to thirty year period.  We have assumed sale proceeds for the assets that are based on our estimates of the likely future sales price per acre-foot.  These per-unit sale prices are estimated based on the demand and supply fundamentals in the markets which these assets serve.  The discount rates we have used in our cash flow models start with a risk-free rate (based on the yield of a 20 year U.S. Treasury bond) and then a risk premium is added, which is determined based on our assessment of the project-specific risks.  If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

Impairment Charges in 2011:

In 2011, we recorded a $16.2 million impairment charge on our Fish Springs water credits and pipeline rights.    Given the recent decline in markets prices for similar assets coupled with the dramatic and prolonged slow-down in housing starts and sales in the North Valleys of Reno, Nevada, in the third quarter of 2011, we adjusted our assumptions and judgments in the model for the price, timing and absorption of water sales from our prior projections. The model is sensitive to minor changes in any of the input variables. These changes in assumptions and judgments resulted in a fair value of the Fish Springs asset of approximately $84.9 million compared to its carrying value of $101.1 million. Consequently, an impairment charge of $16.2 million was recorded in the third quarter of 2011, to reduce the carrying value to fair value. This is the only such impairment charge recorded on this asset and there were no other impairment charges on any other intangible assets recorded in the period.

At December 31, 2011, the present value of the forecast future cash flows for all of our other water resource assets exceeds the water resource asset’s carrying value.

Impairment Charges in 2010:

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

Impairment Charges in 2009:

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

2. Accounting for investments in debt and equity securities and equity investments in unconsolidated affiliates

At December 31, 2011, we owned marketable debt and equity securities with a carrying value of approximately $78.3 million, an investment in an unconsolidated affiliate with a carrying value of zero, and an equity investment held at cost with a carrying value of $2.1 million.  Together, these investments account for approximately 12% of our total assets.  Our marketable equity securities are primarily small-capitalization value stocks listed in the U.S., Switzerland, and New Zealand and the debt securities are primarily U.S. Treasury, municipal, government-sponsored enterprise, and corporate bonds.

Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies for our investments in equity securities: fair value accounting or equity accounting.

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

When we hold an investment where we have the ability to exercise significant influence over the company we have invested in, we apply the equity method of accounting.

Since October 2009, we have applied the equity method of accounting to our current interest in Spigit.  Prior to October 2009, we held a majority and controlling interest in Spigit, and we consolidated Spigit in our group financial statements.  After our ownership dropped and Spigit ceased to be a consolidated subsidiary, we applied the equity method as we believe that we can exercise significant influence over the operating and financial policies of Spigit.  Apart from one equity investment in a private company which is carried at cost, we apply the provisions of fair value accounting to all of our other equity securities, and to all of our debt securities.

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

 We evaluate all of our investments each year to determine if any other-than-temporary impairment exists.  In general, these reviews require management to consider several factors, including the extent and duration of the decline in market value of the investee, specific adverse conditions affecting the investee’s business and industry, the financial condition of the investee, and the long term prospects of the investee.  Accordingly, management has to make important assumptions regarding our intent and ability to hold the security, and our assessment of the overall worth of the security.  Risks and uncertainties in our methodology for reviewing unrealized losses for other-than-temporary declines include our judgments regarding the overall worth of the issuer and its long term prospects, and our ability to obtain our assessment of the overall worth of the business.

If we conclude that an unrealized loss is in fact other-than-temporary, an impairment loss will be recorded.  The other-than-temporary impairment charge on available-for-sale investments will have no impact on shareholders’ equity or book value per share, as the decline in market value will already have been recorded through shareholders’ equity.  If we impair an equity method investment or an investment held at cost, an impairment loss will affect shareholders’ equity.  In both cases, there will be an impact on reported income before and after tax, and on earnings per share, due to recognition of the unrealized loss and related tax effects.  When a charge for other-than-temporary impairment is recorded, our basis in the security is decreased.  Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations.

These accounting treatments for investments and investments in unconsolidated affiliates add volatility to our statements of operations.

We recorded other-than-temporary impairment charges in our consolidated statements of operations of $1.9 million in 2011, $365,000 in 2010, and $18.8 million in 2009 before income taxes.

3. Revenue recognition

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

Sale of Finished Homes

Revenues from sales of finished homes are recognized when the sales are closed and title passes to the new homeowner, the new homeowners initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowners receivable is not subject to future subordination and we do not have a substantial continuing involvement with the new home.

Net investment income and realized gains or losses

We recognize investment income from interest and dividends as they are earned.  Dividends are recorded as income on the date that the stock trades “ex dividend” on the market where the stock trades.  Dividends with an “ex date” in one accounting period, but which are not paid until the next accounting period, are recorded as income on the “ex date,” in accordance with accrual accounting.  In the case of bonds acquired at a cost other than par value, net investment income includes amortization of premium, or accretion of discount, on the level yield method.

Realized investment gains and losses are included in revenues and can include any other-than-temporary impairment charges from declines in market prices (as discussed above).  The cost of investments sold is determined using an average cost basis, and sales are recorded on a "trade date" basis (the day on which the trade is executed).

4. Income taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated future taxes to be paid.  We are subject to income taxes in both the U.S. and foreign jurisdictions.  We have multiple state filing groups with different income tax generating abilities.  Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense.  In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent financial operating results.  We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to the Company for tax reporting purposes, historical use of tax attributes, and availability of tax planning strategies. These assumptions require significant judgment about future events however, they are consistent with the plans and estimates we are using to manage the underlying businesses.  In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income or loss.

As a result of the analysis of all available evidence as of December 31, 2011, we believe that it is not more likely than not that the benefit from our net deferred tax assets will be realized.  In recognition of this risk, at December 31, 2011, we have provided a valuation allowance of $43.7 million on our net deferred tax assets.  If our assumptions change and we determine we will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2011 will be recognized as a reduction of income tax expense.  If our assumptions do not change, each year we could record an additional valuation allowance on any increases in the deferred tax assets.

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

The accounting guidance for income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.  The guidance also provides information on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Currently, we have no unrecognized tax benefits on any open tax years.

5. Estimation of reserves in our insurance companies

Although we record reserves which our management believes are adequate, the actual losses paid could be greater than the reserves we have established.  We must estimate future claims and ensure that our loss reserves are adequate to pay those claims.  This process requires us to make estimates about future events.  As we learn of new claims and close existing claims, our estimates of projected claims payouts and reserves may change, which affects the size of our claims reserves.  The accuracy of these estimates will not be known for many years.  For example, part of our claims reserves cover IBNR claims (the event giving rise to the claim has allegedly occurred, but the claim has not been reported to us yet).  In other words, in the case of IBNR claims, we must provide for claims which we do not know about yet.

Estimates of our future claims obligations have been volatile, particularly our medical professional liability reserves, which, after reinsurance, were reduced by $571,000 in 2011, increased by just $31,000 in 2010, and were reduced by $1.3 million in 2009.

Our claims reserves will increase or decrease in the future.

In addition, we have to make judgments about the recoverability of reinsurance owed to us on the portion of our direct reserves which we have reinsured.  At December 31, 2011, Citation had $15.4 million in reinsurance recoverable on its loss reserves and claims paid, and Physicians had $60,000 in reinsurance recoverable on paid loss adjustment expenses.

See the information under the headings “-Company Summary, Recent Developments and Future Outlook-Insurance Operations In “Run Off” above and “Liquidity and Capital Resources-Years Ended December 31, 2011, 2010, and 2009-Regulatory Insurance Disclosures” below.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

Overview of Economic Conditions and Impact on Results of Operations

The current economic environment and housing slow-down in the U.S. has significantly decreased the rate of growth in the Southwest and demand for our water and real estate assets in certain markets. Specific events occurred in those markets during the third quarter of 2011 that caused us to update our discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights and our Carson Lyon water assets. The changes in assumptions relate to the sales price of our water assets and the timing of future estimated sales. As a result of updating our discounted cash flow models, the estimated fair value of our Fish Springs water asset was calculated at $84.9 million compared to its carrying value of $101.1 million. Consequently, during the third quarter, we recorded the $16.2 million difference in our Water Resource and Water Storage segment as an impairment charge to reflect the decrease in the estimated fair value of the asset. In addition, during the fourth quarter of 2011 we determined that certain real estate projects at UCP, primarily located in outlying areas of Fresno, did not have expected future cash flows in excess of their carrying value. Consequently, we recorded an impairment charge of $5.2 million in our real estate segment which represents the difference between our current estimate of the fair value and the carrying value of these projects. Continued deterioration in the markets in which we operate has the potential to cause additional impairment charges on our real estate and water assets.

In addition, given the total cumulative losses reported by the Company over the past three years, we determined that it is not likely we will be able to realize our deferred income tax assets in the near future. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.  We considered all the possible sources of taxable income when assessing the realization of the deferred tax assets, and given the conditions currently existing in certain of the markets in which we operate, the short term prospects for significant income sufficient to absorb our deferred tax assets are in doubt. As a result, we have recorded a $40.1 million valuation allowance during the year that reduced our net deferred tax asset to zero at December 31, 2011. We anticipate that the current weakness and lack of demand in certain of our markets will persist for several years and then be followed by a slow recovery. In this future recovery period, we expect demand to rebound and ultimately lead to an increase in sales activity in these markets. We also believe the operating results of the canola seed crushing plant we are constructing together with future sales from our real estate assets will lead to significant reported income. If and when we realize significant sales of real estate and water assets and / or the canola seed crushing plant generates sufficient income such that our total cumulative three year reported results is positive, we may then be able to reverse all or part of the valuation allowance on our deferred tax assets.

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

Shareholders’ Equity

At December 31, 2011, PICO had shareholders’ equity of $501.8 million ($22.10 per share), compared to $568.1 million ($25.03 per share) at the end of 2010, and $582.6 million ($25.79 per share) at the end of 2009.  Book value per share decreased by 11.7% in 2011 compared to a decrease of 3% in 2010 and an increase of 1.7% in 2009.

The principal factors leading to the $66.3 million decrease in shareholders’ equity during 2011 were:

•	a net loss of $54.5 million; and

•	a $15.4 million decrease in net unrealized appreciation in available-for-sale investments after-tax.

The principal factors leading to the $14.5 million decrease in shareholders’ equity during 2010 were:

•	a net loss of $11.2 million; and

•	a $5.7 million decrease in net unrealized appreciation in available-for-sale investments after-tax.

The principal factors leading to the $104.9 million increase in shareholders’ equity during 2009 were:

•	the issuance of 3.75 million new common shares, at $27 per share, for net proceeds of $95.7 million;

•	an increase in net unrealized appreciation in available-for-sale investments after-tax of $14.3 million and an increase in foreign currency translation of $8.2 million; which was offset by;

•	a net loss of $18 million.

Total Assets and Liabilities

Total assets at December 31, 2011, were $684.2 million, compared to $692.5 million at December 31, 2010, a decrease of $8.3 million.  During 2011, we purchased and capitalized development costs of $35.4 million of real estate and water assets offset by sales of assets with a cost of $36.9 million and impairment charges of $21.4 million.  The acquisitions and expenditures were financed from existing cash resources and with non–recourse debt financing of $10.3 million. In addition, we capitalized approximately $95.9 million in construction costs on our canola seed crushing facility we are building in Hallock, Minnesota. Such costs were paid for with $49.9 million of cash and the balance financed with $46 million in debt. We also recorded a valuation allowance on our deferred tax assets that decreased assets by $20 million from December 31, 2010.

During 2011, total liabilities increased by $52.7 million, from $121.8 million at December 31, 2010 to $174.5 million at December 31, 2011 primarily as a result of our total debt increasing by $47.7 million.

Net Loss

PICO reported a net loss of $54.5 million for 2011 ($2.41 per share), compared to a net loss of $11.2 million for 2010 ($0.49 per share), and net loss of $18 million ($0.86 per share) in 2009.

Year Ended December 31, 2011:

The $54.5 million net loss primarily consisted of:

•	loss before income taxes of $15.7 million;

•
a $28.8 million provision for income taxes. The effective tax rate for 2011 was 184%, which is higher than our federal corporate income tax rate of 35%. The difference is due primarily to recording of a valuation allowance of $40 million on our net deferred tax assets; and

•	a loss of $5.3 million from our equity share of the loss before taxes of Spigit, our unconsolidated affiliate.

Year Ended December 31, 2010:

The $11.2 million net loss primarily consisted of:

•	loss before income taxes of $19.8 million;

•
a $9.5 million benefit for income taxes. The effective tax rate for 2010 was 48% and is higher than the federal corporate income tax rate of 35% due to a number of different factors including recording the tax benefit of our equity share of the loss from Spigit, the reversal of previously accrued tax liabilities and interest on uncertain tax positions, the accrual of state taxes and certain non – deductible compensation expense; and

•	a loss of $3.7 million from our equity share of the loss before taxes of Spigit.

Year Ended December 31, 2009:

The $18 million net loss primarily consisted of:

•	loss before income taxes of $40.7 million;

•
a $19.3 million benefit for income taxes.  The effective tax rate for 2009 was 47% and is higher than the federal corporate income tax rate of 35% due to a number of different factors including the reversal of previously accrued interest and penalties on uncertain tax positions and the recognition of book and tax differences arising from the sale or deconsolidation of certain subsidiaries; and

•	a loss of $277,000 from our equity share of the loss before taxes of our unconsolidated affiliate, Spigit.

Noncontrolling Interests

On January 1, 2009, we adopted the new accounting pronouncement over noncontrolling interests in our consolidated financial statements.  We added back net losses to our consolidated statement of operations of $1.2 million in 2011 $2.9 million in 2010 and $3.7 million in 2009, which represent the interests of noncontrolling shareholders in the losses of our consolidated, but less than wholly owned, subsidiaries.

Due to the impairment charge recorded on the Fish Springs water asset we reassessed our previous method of attributing our 49% partner's share of the losses at Fish Springs. Accordingly, in 2011 we reversed these previously attributed losses amounting to $5.9 million such that our 49% partner's noncontrolling interest balance is now zero.

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

Over the past three years, we have recorded:

•
a comprehensive loss of $70.8 million in 2011, consisting of a net loss of $54.5 million and a $15.4 million decrease in net unrealized appreciation in investments and a $859,000 net decrease in foreign currency translation;

•
a comprehensive loss of $16.9 million in 2010, consisting of a net loss of $11.2 million and a $5.7 million decrease in net unrealized appreciation in investments and a $23,000 net decrease in foreign currency translation;

•
comprehensive income of $4.5 million in 2009, consisting of a net loss of $18 million which was more than offset by net unrealized appreciation in investments of $14.3 million and an increase in foreign currency translation of $8.2 million.

Total Revenues:

Thousands of dollars	Year Ended December 31,
	2011	2010	2009
Water Resource and Water Storage Operations	$1,349	$3,066	$4,334
Real Estate Operations	57,085	5,284	12,436
Insurance Operations in Run Off	20,313	10,627	(3,225)
Corporate	$6,395	$13,197	$2,487
Agribusiness Operations	$9
Total Revenues	$85,151	$32,174	$16,032

In 2011, revenues increased by $53 million from 2010 primarily due to:

•	an increase of $51.8 million in the real estate segment due to the sale of the remaining land owned by Nevada Land for $31 million and sales at UCP of $24.4 million;

•	an increase of $9.7 million in Insurance Operations in Run Off, primarily due to an increase in net realized gains of $10.3 million; and

•	Corporate segment revenues decreased $6.8 million year over year, primarily due to a $5.7 million decrease in realized gains.

In 2010, revenues increased by $16.1 million from 2009.  This was primarily due to:

•	an increase of $13.9 million in Insurance Operations in Run Off, primarily due to an increase in net realized gains of $13.8 million;

•	Corporate segment revenues increased $10.7 million year over year, primarily due to an increase in deferred compensation revenues of $9.8 million; and

•	a decrease of $7.2 million in Real Estate Operations, principally due to $6.5 million lower sales at UCP.

Costs and Expenses:

Total costs and expenses in 2011 were $100.8 million, compared to $52 million in 2010, and $56.8 million in 2009.

The increase in costs and expenses of $48.8 million in 2011 compared to 2010 is largely due to the following factors:

•	The costs in our real estate segment increased by $44.9 million in 2011 compared to 2010 due largely to the increase in our real estate transactions in 2011; and

•
Costs in our agribusiness segment increased by $5.4 million. 2011 was our first year of recording the results of operations of our agribusiness segment. Agribusiness expenses in 2011 primarily consisted of the cost of hiring employees as we ramp-up operations in anticipation of the plant commencing full - scale production in the third quarter of 2012.

The decrease in expenses of $4.8 million in 2010 compared to 2009 is largely due to the following factors:

•	The cost of sales in our Real Estate segment declined by $4.6 million in 2010 compared to 2009 due largely to the decrease in our California real estate transactions in 2010;

•
Costs in our Insurance Operations in Run Off increased by $1.8 million as the reserve development of $128,000 was unfavorable in 2010 compared to favorable reserve development of $1.3 million in 2009; and

•
Corporate segment expenses decreased by $1.7 million in 2010 compared 2009, primarily due to an increase in deferred compensation expense of $2 million which was offset by a decrease of $3.4 million in net foreign exchange expense.

Loss Before Income Taxes:

Thousands of dollars	Year Ended December 31,
	2011	2010	2009
Water Resource and Water Storage Operations	$(22,231)	$(18,240)	$(16,850)
Real Estate Operations	3,550	(3,340)	(1,156)
Insurance Operations in Run Off	18,973	8,817	(3,214)
Corporate	(10,553)	(7,075)	(19,522)
Agribusiness Operations	(5,424)
Loss before income taxes	$(15,685)	$(19,838)	$(40,742)

In 2011, PICO recorded a net loss before income taxes of $15.7 million, compared to a net loss of $19.8 million in 2010.  The $4.2 million year over year decrease in the net loss primarily resulted from:

•
a $10.2 million decrease in the net loss from the insurance segment principally resulting from increased realized gains; offset by the $5.4million increase in the net loss from the agribusiness segment.

In 2010, PICO recorded a net loss before income taxes of $19.8 million, compared to a net loss of $40.7 million in 2009.  The $20.9 million year over year decrease in the net loss primarily resulted from:

•	a $12.4 million decrease in the net loss from the corporate segment, which principally resulted from a net reduction in deferred compensation expense of $7.8 million and an increase in realized gains;

•
a $2.2 million increase in the net loss from the real estate segment, primarily due to the net decrease in year over year gross margin (sales less cost of sales) of real estate transactions of $2 million; and

•	a $12 million improvement in the income from the insurance operations in run-off segment, primarily due to the $13.8 million year over year favorable change in realized gains.

Water Resource and Water Storage Operations

Thousands of dollars	Year Ended December 31,
	2011	2010	2009
Revenues:
Sale of real estate and water assets	$213	$1,510	$3,203
Net investment income	169	688	408
Other	967	868	723
Segment total revenues	1,349	3,066	4,334
Expenses:
Cost of real estate and water assets	(40)	(759)	(226)
Impairment of water assets	(16,224)	(10,316)	(12,378)
Depreciation and amortization	(1,182)	(1,168)	(1,076)
Overhead	(4,162)	(3,500)	(2,949)
Project expenses	(1,972)	(5,563)	(4,555)
Segment total expenses	(23,580)	(21,306)	(21,184)
Loss before income taxes	$(22,231)	$(18,240)	$(16,850)

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

Vidler generated total revenues of $1.3 million in 2011 compared to $3.1 million in 2010 and $4.3 million in 2009.

In 2011 our prime source of revenue was derived from lease income from certain of our ranch properties as we develop the water rights on those properties. Our lease income totaled $780,000 in 2011. There were no significant sales real estate and water assets in 2011.

In 2010, the most significant sale of real estate and water assets was 149 acre–feet of water rights for $1.2 million in Kane Springs, Lincoln County, Nevada. Net investment income in 2010 was largely generated from interest earned on the financed sale of these water rights.

In 2009, the most significant sale of real estate and water assets was our entire inventory of water in California (10,252 acre-feet) for $300 per acre-foot.  This transaction contributed $3.1 million to total segment revenues.

Other revenues for all periods presented consists largely of water and farm lease income.

Total segment expenses, including the cost of real estate and water assets sold, were $23.6 million in 2011, $21.3 million in 2010, and $21.2 million in 2009.

In 2011 our total expenses increased by $2.3 million compared to 2010. This increase was due to a year over year increase of $5.9 million in impairment charges recorded which was partially offset by a year over year reduction in project expenses of $3.6 million. The impairment charge of $16.2 million recorded in 2011 related to our Fish Springs water asset in Washoe County, Nevada. Specific events occurred in Washoe County during the third quarter of 2011 that caused us to update our discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights. The changes in assumptions relate to the sales price of our water assets and the timing of future estimated sales both of which are extremely difficult to project. As a result of updating our discounted cash flow models, the fair value of our Fish Springs water asset was estimated at $84.9 million compared to its then carrying value of $101.1 million. Consequently, during the third quarter of 2011, we recorded the $16.2 million difference as an impairment charge to reflect the decrease in the estimated fair value of the asset

Total segment expenses in 2010 of $21.3 million were largely unchanged compared to $21.2 million in 2009. The most significant charges in segment expenses in these years were an impairment charge of $10.3 million in 2010 and an impairment charge of $12.4 million in 2009.

In 2010 the impairment charge we recorded related to our Carson River water rights in Nevada. Due to the slow-down in housing starts and sales in the Dayton corridor area of northern Nevada we determined that is was likely sales of some of our Carson River water rights would be delayed. We adjusted our forecast of the timing and volume of water sales, both of which are extremely difficult to project, from our original projections for the discounted cash flow models for this water resource asset. The revisions to the discounted cash flow model resulted in an impairment loss of $10.3 million which we recorded in the fourth quarter of 2010.

In 2009 the impairment charge we recorded related to certain of our water rights in Lincoln County, Nevada. In 2009 we received a ruling from the Nevada State Engineer that determined that we would only be awarded 396 acre–feet of water rights by the Nevada State Engineer instead of the expected amount of 7,240 acre–feet.  Due to this ruling, Vidler wrote down the carrying value of these water rights to their estimated recoverable value and recorded an impairment charge of $12.4 million in 2009.

Overhead expenses consist of costs which are not related to the development of specific water assets, such as salaries and benefits, rent, and audit fees.  Overhead expenses were $4.2 million in 2011, $3.5 million in 2010, and $2.9 million in 2009.  The $662,000 increase in overhead from 2010 to 2011 and $551,000 increase from 2009 to 2010 was largely due to increased staff costs.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees.  Project expenses are expensed as appropriate under GAAP, and could fluctuate from period to period depending on activity with Vidler’s various water resource projects.  Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales in the period that revenue is recognized.  Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement);
•	the utilization of water rights at Fish Springs Ranch as a future municipal water supply for the north valleys of the Reno, Nevada area;
•	the operation of our farm properties in Idaho and maintenance of the associated water rights; and
•	the exploration costs of Vidler’s water resource development project in New Mexico.

Project expenses were $2 million in 2011, $5.6 million in 2010, and $4.6 million in 2009.  The $3.6 million decrease in project expenses in 2011 compared to 2010 is largely due to the reduction in expenses recorded in the segment's result of operations for exploration and drilling costs for the exploration phase of our water resource development project in New Mexico. These costs were expensed through the statement of operations as incurred in 2010. In 2011 approximately $1.9 million of development costs were capitalized with respect to this project as, after the recent completion of our groundwater model, we now consider the project more likely than not to generate revenues from permitted water rights sufficient to recover our capitalized costs.

The $1 million increase in project expenses in 2010 compared to 2009 is largely due to the increased exploration and drilling costs for the exploration phase of our water resource development project in New Mexico in 2010 compared to 2009. These expenditures included drilling and permit costs to appropriate new water rights.

Real Estate Operations

Thousands of dollars	Year Ended December 31,
	2011	2010	2009
Revenues:
Sale of real estate – Nevada Land	$31,288	$694	$818
Sale of real estate - UCP	24,177	2,434	8,915
Net investment income	483	774	960
Other	1,137	1,382	1,743
Segment total revenues	57,085	5,284	12,436
Expenses:
Cost of real estate – Nevada Land	(19,499)	(34)	(232)
Cost of real estate - UCP	(17,312)	(1,722)	(6,090)
Impairment on real estate assets	(5,180)
Operating expenses	(11,544)	(6,868)	(7,270)
Segment total expenses	(53,535)	(8,624)	(13,592)
Income (loss) before income taxes	$3,550	$(3,340)	$(1,156)

As of December 31, 2011, our businesses in the Real Estate Operations segment are primarily conducted through UCP and its operations in California and Washington. Our real estate operations for 2011, 2010 and 2009 also include the results of Nevada Land & Resource Company ("Nevada Land") which owned real estate and certain water, mineral and geothermal rights in northern Nevada. We sold the remaining acres owned by Nevada Land in December 2011 and, accordingly, the real estate segment's future results will no longer include the revenues, costs and net income from the sale of real estate and lease income in Nevada Land. At the time of the sale, the only assets in the company were approximately 480,000 acres in northern Nevada and the related leases. Although we sold the legal entity that owned these assets, we have presented the sale of Nevada Land as the sale of real estate for those 480,000 acres together with the associated cost of sales and selling costs in the real estate segment's results of operations for 2011.

It can take a year or more to complete real estate transactions, and the timing of real estate sales in any one year is unpredictable.  Historically the level of real estate sales has fluctuated from year to year.  Accordingly, it should not be assumed that the level of sales as reported will be maintained in future years.

In the following discussion, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

In 2011, UCP sold 151 finished lots (which included 33 homes) from 7 separate developments in and around the Fresno metropolitan area, the Bay Area and the Central Coast area of California. These sales contributed $24.2 million to segment revenues and contributed a gross margin of $6.9 million (28.4%) in 2011.

In 2010, UCP sold 9 finished lots (which included 8 homes) from two separate developments in and around the Fresno metropolitan area and the Central Coast area of California. These sales contributed $2.4 million to segment revenues and contributed a gross margin of $712,000 (29.3%) in 2010.

In 2009, UCP sold 115 finished lots (which included 7 homes) from four separate developments in and around the Fresno metropolitan area and the Central Coast area of California. These sales contributed $8.9 million to segment revenues and contributed a gross margin of $2.8 million (31.7%) in 2009.

In 2011 Nevada Land recorded revenues of $31.3 million from the sale of over 480,000 acres in northern Nevada. Of this total, $31 million represented the total sale proceeds from the sale of Nevada Land. At the time of the sale of Nevada Land in December 2011 its only asset was 480,000 acres in northern Nevada together with related leases, licenses and certain water rights.

In 2010 Nevada Land recorded revenues of $694,000 from the sale of 1,451acres of land in northern Nevada and in 2009, Nevada Land recorded revenues of $818,000 from the sale of 6,630 acres of land in northern Nevada.

In 2011, the gross margin on the sale of land at Nevada Land was $11.8 million compared to $660,000 in 2010, and $586,000 in 2009.  The gross margin percentage earned on the sale of this land was 37.7% in 2011 compared to 95.1 % in 2010, and 71.6 % in 2009. The prime reason for the reduction in the gross margin percentage is due to the much higher volume of land sold in 2011 compared to 2010 and 2009 (The final sales volume of Nevada Land's remaining acreage of approximately 480,000 acres in 2011 was over 330 times the acreage sold in 2010).

Other income in 2011 amounted to $1.1 million compared to $1.4 million in 2010, and $1.7 million in 2009.  In 2009, $1 million of this other income arose from the sale of geothermal royalty rights at Nevada Land.  There was no corresponding income in 2011 and 2010.  The balance of the remaining other income in all periods presented arises from land leases, principally for grazing and mining use, and royalties primarily from geothermal agreements at Nevada Land. Due to the sale of Nevada Land in December 2011, no further income of this nature will be reported in the real estate segment in future periods.

The state of the housing market has impacted the timing and potential sales proceeds of certain of our projects. We revise and update our projects' expected cash flows as facts and circumstances dictate to evaluate whether each project's expected cash flows are in excess of their carrying value. While the vast majority of our projects' expected future cash flows exceed their carrying values (as evidenced by the gross margin of approximately 28.4% we achieved on sales of $24.2 million in 2011), there are certain projects, primarily located in outlying areas of Fresno, where current market data indicate our expected future cash flows, which can be very difficult to project, would not exceed their carrying values. Accordingly, we have measured the fair values of these projects using discounted cash flow models and recorded a non - cash impairment charge of $5.2 million in the real estate segment's results of operations for 2011 which represents the difference between our current estimate of fair value of these projects and their carrying value. There were no impairment charges recorded in 2010 and 2009.

Segment operating expenses were $11.5 million in 2011 compared to $6.9 million in 2010, and $7.3 million in 2009. Operating expenses in 2011 increased by $4.7 million compared to 2010.  This increase was due primarily to a year over year increase of $3.1 million in operating costs and overhead at UCP as UCP continues to expand its operations in to new geographic markets and to enter in to the homebuilding business, and selling costs of $1.2 million related to the sale of Nevada Land.

Segment operating expenses were largely unchanged in 2010 compared to 2009.

The $6.9 million increase in segment income in 2011 compared to 2010 is largely due to the following combination of factors:

•	an increase in gross margin of $6.2 million from sales at UCP in 2011;

•	an increase of gross margin of $11.1 million from sales at Nevada Land (primarily represented by the sale of Nevada Land itself) in 2011;

•	an impairment charge of $5.2 million recorded in 2011 with no corresponding charges in 2010; and

•	an increase in operating costs of $4.7 million in 2011.

The $2.2 million increase in segment loss in 2010 compared to 2009 is largely due to the following combination of factors:

•	an increase in lease and royalty revenues at Nevada Land of $569,000 in 2010;

•	a $1 million increase in geothermal royalty sale income in 2009;

•	a decrease in gross margin of $2.1 million from land sales by UCP in 2010;

•	a decrease in investment income of $186,000 in 2010; and

•	a decrease in operating expenses of $402,000 in 2010.

Insurance Operations in “Run Off”

	Year Ended December 31,
	2011	2010	2009
Revenues:
Net investment income	$1,136	$1,764	$1,626
Net realized gain (loss) on sale or impairment of investments	19,113	8,791	(4,976)
Other	64	72	125
Segment total revenues (charges)	20,313	10,627	(3,225)
Underwriting (expenses) recoveries	(1,340)	(1,810)	11
Income (loss) before income taxes	$18,973	$8,817	$(3,214)

During 2011, Physicians Insurance Company of Ohio paid a dividend to a wholly-owned subsidiary of the Company, which is reported in the Corporate segment. The dividend included a 100% interest in PICO European, which holds the group's portfolio of interests in publicly-traded Swiss companies, as well as debt denominated in Swiss Francs, which partially finances the portfolio. Our segment results for all periods in the table above and elsewhere in this Annual Report have been restated to include PICO European in the Corporate segment, instead of the Insurance Operations in “Run Off” segment, and may differ from the segment results reported in previous periods.

Revenues and results in this segment vary considerably from year to year and are not necessarily comparable from year to year, primarily due to fluctuations in net realized investment gains or losses, and favorable or unfavorable development in our loss reserves.

Segment total revenues were $20.3 million in 2011, compared to $10.6 million in 2010, and negative $3.2 million in 2009.

Net investment income was $1.1 million in 2011, compared to $1.8 million in 2010, and $1.6 million in 2009.  Net investment income varies from year to year, depending on the amount of cash and fixed-income securities in the portfolio, the prevailing level of interest rates, and the amount of dividends paid on the common stocks in the portfolio.

Net realized gains (losses) on the sale or impairment of investments were a $19.1 million gain in 2011, an $8.8 million gain in 2010, and a $5 million loss in 2009.

The $19.1 million net realized investment gain recorded in 2011 principally consisted of $20.9 million in gains realized on the sale of various portfolio holdings, which were partially offset by $1.3 million in provisions for other-than-temporary impairment of various stocks.  The stocks were in an unrealized position for most of 2011. Based on the extent and the duration of the unrealized losses, we determined that the declines in market value are other-than-temporary.  Consequently, we recorded a charge to reduce our basis in the stocks from original cost, or previously written-down basis, to their market value at December 31, 2011.

The $8.8 million net realized investment gain recorded in 2010 consisted of $8.8 million in gains realized on the sale of various portfolio holdings.

The $5 million net realized investment loss recorded in 2009 principally consisted of $2.5 million in gains realized on the sale of various portfolio holdings, which were more than offset by provisions of $7.5 million for other-than-temporary impairment of various stocks.

In 2011, the “run off” insurance companies recorded total segment operating expenses of $1.3 million. Segment operating expenses were reduced by $223,000 primarily from favorable reserve development.

In 2010, the “run off” insurance companies recorded total segment operating expenses of $1.8 million, which included an aggregate expense of $128,000 to strengthen reserves in certain lines of business.  See the information under the heading “-Company Summary, Recent Developments, and Future Outlook-Insurance Operations in “Run Off”” above.

In 2009, the “run off” insurance companies recorded total segment recovery of operating expenses of $11,000 as regular loss and loss adjustment expense and operating expenses exceeded the aggregate benefit of $1.3 million from favorable reserve development.

Corporate

	Year Ended December 31,
	2011	2010	2009
Revenues:
Net realized gain (loss) on sale or impairment of investments	$4,044	$9,723	$(1,780)
Net investment income	2,352	3,367	2,944
Other	(1)	107	1,323
Segment total revenues	6,395	13,197	2,487
Expenses:
Stock-based compensation expense	(4,536)	(4,678)	(4,511)
Deferred compensation expense	(1,843)	(7,508)	(5,495)
Net foreign exchange gain (loss)	320	3,234	(193)
Other	(10,889)	(11,320)	(11,810)
Segment total expenses	(16,948)	(20,272)	(22,009)
Loss before income taxes	$(10,553)	$(7,075)	$(19,522)

Change in Composition of the Segment:

During 2011, Physicians Insurance Company of Ohio paid a dividend to a wholly-owned subsidiary of the Company, which is reported in the Corporate segment. The dividend included a 100% interest in PICO European, which owns a portfolio of interests in publicly-traded Swiss companies, as well as debt denominated in Swiss Francs, which partially finances the portfolio. Our segment results for all periods in the table above and elsewhere in this Annual Report have been restated to include PICO European in the Corporate segment, instead of the Insurance Operations in “Run Off” segment, and may differ from the segment results reported in previous periods.

This segment consists of cash and temporary investments in fixed-income securities, PICO European, a 30% interest in Spigit (see "Investment in Unconsolidated Affiliate" below), and the remaining assets and liabilities of the parent company which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors.

The investment income and realized gains or losses from the deferred compensation assets are recorded as revenues in the year that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense or recovery.  The change in net unrealized appreciation or depreciation in the deferred compensation assets each year is not recorded in revenues, but it is charged to deferred compensation expense or recovery.  Consequently, due to the expenses or recoveries of expenses recorded due to unrealized appreciation or depreciation, in any one year deferred compensation can have an effect on segment results and income or loss before income taxes in the statement of operations.  However, once the deferred compensation has been distributed, over the lifetime of the assets, the revenues and deferred compensation expense offset, and there is no net effect on segment results and consolidated income or loss before income taxes.

Revenues in this segment vary considerably from year to year, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, for example, rent for our head office, stock-based compensation expense, and deferred compensation expense.  In any one year, Corporate segment expenses can increase or decrease due to one or more individually significant expense or benefit items which occur irregularly (for example, the recording of stock-based compensation expense), or which fluctuate from period to period (for example, foreign currency gain or loss).  Consequently, typically Corporate segment expenses are not directly comparable from year to year.

Segment Result

The Corporate segment recorded revenues of $6.4 million in 2011, $13.2 million in 2010, and $2.5 million in 2009.  These totals include revenues earned on deferred compensation assets of $2.7 million in 2011, $5.7 million in 2010, and a loss of $4.1 million in 2009.

In 2011, a $4 million net realized gain on the sale or impairment of investments was recorded, which principally consisted of $4.7 million in gains on the sale of various portfolio holdings, which were partially offset by $611,000 of loss on impairment on various equity securities. These impairment losses were based on the extent and the duration of the unrealized losses. The recorded impairment charge reduced our basis in the stocks from original cost, or previously written-down basis, to their current market value.

In 2010, a $9.7 million net realized gain on the sale of investments was recorded on various equities.

In 2009, a $1.8 million net realized loss on the sale or impairment of investments was recorded consisting of:

•	an $8.2 million non-cash gain on the de-consolidation of Spigit; and

•	net realized gains on the sale of investments of $6.9 million; which were more than offset by:

•	a $5.5 million net realized loss on the sale of our interest in Global Equity Corporation (“Global Equity”); and

•	an $11.4 million loss on the impairment of various debt and equity securities.

During 2009, the $8.2 million gain and the $5.5 million loss resulted from the deconsolidation of two entities:

•
in October 2009, Spigit received a $10 million equity investment from a global private equity firm.  As a result of this transaction, our majority ownership was reduced to a 37% equity interest, and Spigit ceased to be a consolidated subsidiary.  The transaction placed a fair value of $9.2 million on our reduced interest in Spigit, compared to its previous carrying value of approximately $1 million.  In accordance with GAAP, we recorded a non-cash gain of $8.2 million on the de-consolidation of Spigit;

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

In this segment, investment income includes interest on cash and short-term fixed-income securities.  Investment income totaled $2.4 million in 2011, $3.4 million in 2010, and $2.9 million in 2009.  Investment income fluctuates depending on the level of cash and temporary investments, and the level of interest rates.

The Corporate segment recorded expenses of $16.9 million in 2011, $20.3 million in 2010, and $22 million in 2009.

As a result of these factors, the Corporate segment generated losses before income taxes of $10.6 million in 2011, $7.1 million in 2010, and $19.5 million in 2009.

In 2011, segment expenses of $16.9 million primarily consisted of:

•	stock-based compensation expense of $4.5 million (see “Stock-Based Compensation Expense” below);

•	deferred compensation expense of $1.8 million (see “Deferred Compensation Expense” below); and

•	other overhead and costs of approximately $10.5 million.

In 2010, segment expenses of $20.3 million primarily consisted of:

•	a foreign exchange gain of $3.2 million, which reduced segment expenses;

•	deferred compensation expense of $7.5 million;

•	stock-based compensation expense of $4.7 million; and

•	other overhead and costs of approximately $11.3 million.

In 2009, segment expenses of $22 million primarily consisted of:

•	deferred compensation expense of $5.5 million;

•	stock-based compensation expense of $4.5 million;

•	operating expenses of $2.7 million from Spigit from January 1, 2009 until the date that Spigit was de-consolidated; and

•	other overhead and costs of approximately $11.8 million, including management incentive compensation expense of $900,000.

Foreign Exchange Gain or Loss

The $320,000 foreign exchange gain recorded in this segment in 2011, and the $3.2 million foreign exchange gain recorded in 2010, principally result from the effect of fluctuation in the exchange rate between the U.S. dollar and the Swiss Franc, which affects the amount of an inter-company loan.

Intercompany Loan

Part of PICO European’s funding comes from a loan from PICO Holdings, Inc., which is denominated in Swiss Francs.  Since the U.S. dollar is the functional currency for our financial reporting, under U.S. GAAP we are required to record a benefit or expense through the statement of operations to reflect fluctuation in the U.S. dollar-Swiss Franc exchange rate affecting the amount of the loan.  As a result of translating PICO European's books from the Swiss Franc functional currency into the U.S. dollar reporting currency, we record an offsetting amount within other comprehensive income which results in no net impact on consolidated shareholders’ equity.

During accounting periods when the U.S. dollar depreciates relative to the Swiss Franc – such as during the three years ended December 31, 2011, we are required under U.S. GAAP to record a benefit through the statement of operations to reflect the fact that PICO European owes PICO Holdings, Inc. more U.S. dollars.  In PICO European’s financial statements, an equivalent loss is included in the foreign currency translation component of Shareholders’ Equity (since it owes PICO Holdings, Inc. more dollars); however, this is not reported in the consolidated statement of operations.  Consequently, we recorded benefits of $320,000 in 2011, $3.2 million in 2010, and approximately $1 million in 2009, which reduced expenses in this segment.

The remainder of PICO European's funding comes from loans denominated in Swiss Francs from a Swiss bank.  Any currency effect on the amount of the bank loans is offset by a corresponding currency effect on the related investment assets, and is not a component of the foreign exchange benefit or expense reported through the statement of operations discussed above.

Swiss Franc Tax Receivable

During 2009, there was a second foreign exchange item due to the effect of fluctuation in the U.S. dollar-Swiss Franc exchange rate on a receivable from the Swiss tax authorities, which was denominated in Swiss Francs.

In 2009, we recorded a foreign exchange expense of approximately $1.1 million related to this item, being the difference between the receivable translated into U.S. dollars at the exchange rate on December 31, 2008, and the exchange rate when we converted the Swiss Francs received into U.S. dollars in April 2009.

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

In accounting periods when the market value of the underlying investment assets increases, such as 2011, 2010 and 2009, an expense is recorded to reflect the increase in the compensation payable.  Conversely, during accounting periods when the market value of the underlying investment assets decreases, a benefit is recorded to reflect the decrease in the payable, which also reduces segment expenses.

Consequently, we recorded deferred compensation expense of $1.8 million in 2011, $7.5 million in 2010, and $5.5 million in 2009.

Stock-Based Compensation Expense

Stock-Based Compensation expense was $4.5 million in 2011, compared to $4.7 million and $4.5 million in 2010. The stock-based compensation expense principally consists of two stock-based awards, Restricted Stock Units (“RSU”) granted to certain officers and Stock Appreciation Rights, ("SAR") (in thousands):

	2011	2010	2009
RSU - Officers	$4,405	$3,784	$1,646
RSA - Directors	131	166	84
SAR		728	2,781
	$4,536	$4,678	$4,511

RSU:

The Company awarded RSU in 2010 and 2009 under its 2005 shareholder-approved plan. When an award vests, the recipient receives a new share of PICO common stock for each RSU, less that number of shares of common stock equal in value to applicable withholding taxes. Compensation expense for RSU awards is recorded over the vesting period.

In March 2009, 300,000 RSU were awarded to various officers, and 454,000 RSU were awarded to various officers in October 2010.  The total value of the 2009 award was $5.9 million, and the total value of the 2010 award was $13.9 million, which was calculated based on the closing price of PICO common stock on date the RSU were granted. The expense is being recorded over four years for the 2010 award, and over three years for the 2009 award. As of December 31, 2011, there are 140,000 RSU from the 2009 grant outstanding, which vest in March 2012, and 454,000 from the 2010 award, that we anticipate will vest in October 2014. The majority of the $10 million unrecognized compensation cost which we expect to record over the remaining life of the RSU relates to the 2010 grant.

SAR:

There were no SAR grants in 2011, 2010 or 2009. The Company awarded 2,185,965 SAR with a strike price of $33.76 to various officers and directors in 2005, and 486,470 SAR with a strike price of $42.71 to various officers in 2007. When the recipient exercises SAR, the recipient is issued new PICO common shares with a market value equal to the net in-the-money amount of the SAR.  The in-the-money value of the SAR is based on the last sale price of our common stock on the NASDAQ Global Select Market on the date of exercise, less the strike price, less applicable withholding taxes. Compensation expense is recorded over the estimated life of the SAR, based on the estimated fair value of each SAR awarded estimated on the grant date using the Black-Scholes option pricing model.

The 2005 SAR award did not result in any compensation expense, as these SAR were fully vested prior to 2009. The SAR expense for the 2007 grants was calculated based on the estimated fair value of the vested SAR as of the award date, and has now been fully recorded.  SAR expense related to the 2007 grant was $728,000 in 2010 and $2.8 million in 2009.

At December 31, 2011, there are 1,325,609 SAR outstanding with an exercise price of $33.76, and 486,470 SAR outstanding with an exercise price of $42.71.  The exercise price of all granted SAR was higher than the closing PICO common stock price at December 30, 2011 of $20.58.

Equity In Loss of Unconsolidated Affiliate (Spigit, Inc.)

At December 31, 2011, we own 30% of the voting interest in Spigit which is reported as an equity investment in our consolidated financial statements as we believe that we exercise significant influence over Spigit’s operating and financial policies.  Our share of Spigit’s loss is reported below our income or loss before income taxes and is therefore not part of the Corporate segment result shown in the table above.

During 2011, Spigit raised additional capital and, as a result, our ownership dropped from 37% to 30%. Our share of Spigit's net loss was $5.3 million in 2011, $3.7 million in 2010, and $277,000 in 2009. The increase in net losses from 2009 to 2011 is primarily due to increased headcount, sales and marketing costs, and other expenses as Spigit rapidly expanded its operations.

The total losses recorded to date on the investment in Spigit reduced the carrying value to zero at December 31, 2011. Consequently, we will not accrue any additional losses reported by Spigit unless we decide to invest additional capital into Spigit. There are no plans or obligations to invest any further capital at this time.

In 2009, Spigit received a $10 million equity investment from a global private equity firm, which reduced our majority ownership of Spigit to a 37% equity interest.  Until October 2009, Spigit was consolidated in our group financial statements.

Agribusiness Operations

Thousands of dollars	Year Ended December 31,
	2011	2010
Revenues:
Net investment income	$2
Other	7
Segment total revenues	9	—
Expenses:
Overhead	(2,922)
Project expenses	(2,511)
Segment total expenses	(5,433)	—
Loss before income taxes	$(5,424)	$—

In December 2010, we completed a business combination and funded $60 million of equity to finance a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”). Northstar's business is to construct and operate a canola seed processing plant near Hallock, Minnesota.  It is anticipated that construction of the plant will be complete in the third quarter of 2012, and that the plant will commence production of canola oil and canola meal shortly thereafter.

Overhead expenses in 2011 primarily represent salaries and benefits of the personnel in place to oversee the construction and operation of the plant but also include expenses such as insurance and office costs. In future periods we expect expenses to increase as more staff are recruited for all aspects of the future operation of the plant. There were no revenues or expenses in this segment in 2010.

In the fourth quarter of 2011, Northstar entered into two six month swap agreements with an international bank as the counterparty. The swap agreements begin at the time of estimated initial production (October, 2012) for 16,500 tons per month (approximately 55% of anticipated capacity) and swaps the floating price of the crush margin (the margin produced from the sale of canola oil and canola meal less the cost of canola seed) for a fixed price for a period of six months to March 2013. We may enter in to further swap agreements over the course of the next few months with the same counterparty for up to 80% of estimated future production.

As the swap agreements are considered derivative instruments that do not qualify for hedge accounting treatment, we mark - to - market the fair value of each swap at each reporting period. Changes to the fair value from reporting period to reporting period are recorded as gains or losses in the statement of operations. At December 31, 2011, the value of the floating price was in excess of our contracted fixed price under the swap and, as such, for 2011 we recorded a non - cash charge of $2.5 million through results of operations. The changes in fair value of swaps of this nature may be extremely volatile and accordingly our results of operations may not necessarily be indicative of future segment results. In addition, the actual cash liability (or asset) of the swap agreement will not be known until October 2012 when settlements become due as production commences and revenues are generated from canola oil and meal.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in publicly-traded securities.  On a consolidated basis, we had $125.5 million in cash and cash equivalents at December 31, 2011, compared to $114.8 million at December 31, 2010.  In addition to cash and cash equivalents, at December 31, 2011, the consolidated group held fixed-income securities with a market value of $36.6 million, and publicly-traded equities with a market value of $41.7 million.

Our liquid funds are principally invested in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.

The cash and cash equivalents, fixed-income securities, and publicly-traded equities held in each segment at December 31, 2011 are:

•	the Water Resource and Water Storage Operations segment holds cash of $1.8 million;

•	the Real Estate Operations segment holds cash of $2.3 million;

•	the Agribusiness segment holds cash of $775,000;

•	the Insurance in “Run Off” segment holds cash of $26 million, fixed-income securities with a market value of $21.4 million, and publicly-traded equities with a market value of $13.8 million; and

•
the Corporate segment holds cash of $77 million, publicly-traded equity securities with a market value of $20.8 million, and fixed-income securities with a market value of $4.2 million.  In addition, cash of $17.6 million, fixed-income securities with a market value of $11 million, and equity securities with a market value of $7.1 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings or assets, and the proceeds of borrowings or offerings of equity and debt.  We are not limited by any debt covenants in obtaining additional financing through debt or equity offerings. Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios.

In broad terms, the cash flow profile of our principal operating subsidiaries is:

Water Resource and Water Storage Operations

To date, a substantial portion of Vidler's revenue has come from the one-time sale of strategic real estate and water assets.  These assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S.  The timing and size of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one accounting period to another.  Vidler generates free cash flow when receipts from the sale of real estate and water assets exceed capital expenditures, development costs, financing costs, and other operating expenses.  In the interim, Vidler finances its exploration and development costs from existing cash resources.  The timing and size of Vidler’s project expenses are generally discretionary.

Real Estate Operations

Although UCP made some initial sales of lots during 2011, 2010 and 2009, to date our focus has been on the acquisition of finished and partially-developed residential lots in selected California markets and in the Puget Sound market area of Washington state. UCP will finance any additional  acquisitions or development and construction costs from existing cash resources within the group, the proceeds of the sale of existing lots, and/or through external financing.

Insurance Operations in "Run Off"

Investment income substantially covers the operating expenses of the “run off” insurance companies, Physicians and Citation.  The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in the insurance companies’ investment portfolios, and recoveries from reinsurance companies. The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends.  At December 31, 2011, the insurance companies had a combined total of $51.4 million in statutory surplus.

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments.  When interest rates are at very low levels, the bond portfolios may have a shorter duration than the projected pattern of claims payments.
Corporate

PICO European holds a portfolio of small-capitalization value stocks which are publicly traded in Switzerland. The portfolio is partially financed with Swiss Franc loans from a Swiss bank, to provide a natural hedge against fluctuation in the U.S. dollar-Swiss Franc exchange rate for a portion of the portfolio. During 2011, the sale of equity securities from this portfolio generated $15.9 million in cash, and we repaid a $5 million fixed advance from Swiss Franc cash generated by the sales.

Agribusiness

In December 2010, we invested $60 million for an 88% ownership interest in a canola processing plant to be constructed and operated by Northstar near Hallock, Minnesota.  The plant is expected to be operational by the third quarter of 2012.  The total cost of the plant and its initial working capital requirements is estimated at $168 million.

In 2010, Northstar entered into a $100 million credit agreement with various lenders and ING, as agent for the lenders. The credit agreement consists of:

◦
up to $89.5 million in non-recourse senior secured multi-draw loans to finance the construction of the project. Interest is payable quarterly, and the principal will be repaid over a five year amortization period, commencing on the earlier of project construction completion, or April 15, 2013; and

◦
a $10.5 million non-recourse senior secured revolving credit facility to provide working capital on completion of the project. The revolving credit facility will be available until the earlier of five years from project construction completion, or April 15, 2018.

Construction of the plant started in January 2011. During 2011, Northstar drew down all of PICO's $60 million of equity funding, and $46 million from the senior secured multi-draw loans under the credit agreement, to finance construction of the plant. Under the terms of the underwriting agreement for the credit agreement, PICO initially purchased $16.7 million of the facility which had not been syndicated to other investors, but, by December 31, 2011, PICO assigned all of this debt to third party lenders. As of December 31, 2011, PICO is providing none of the term loan funding under the credit agreement, and will not be obligated to do so in the future.

In connection with the credit agreement, PICO has agreed to provide up to $10.5 million of temporary working capital to Northstar, prior to canola seed crushing operations commencing. We anticipate providing Northstar with a temporary loan of $10.5 million in the first quarter of 2012, which will be refinanced by the $10.5 million senior secured revolving credit facility when construction of the plant is complete, which is currently scheduled for the third quarter of 2012. In the event of cost overruns, PICO has agreed to contribute further equity to Northstar; however, no cost overruns are currently projected.

Also during 2011, Northstar entered into swap agreements with an international bank to swap the floating price of the crush margin (the margin produced from the sale of canola oil and canola meal, less the cost of canola seed) for a fixed price, for a period of six months, beginning at the time of estimated production in October 2012. The swap agreements cover approximately 55% of the plant's anticipated capacity. We may enter into swap agreements covering up to 80% of estimated future production before production commences. The actual cash asset/liability resulting from the swap agreements will not be known until October 2012, when settlement is due as revenues from the canola seed crushing plant are anticipated to commence.

We expect that the majority of cash flow from the operations of the plant will be used for the repayment of debt during the first years of operations.

Apart from the cash balances held by the insurance companies, PICO European, and in the deferred compensation Rabbi Trusts in the Corporate segment, the cash in the rest of the group is generally unrestricted and can be freely transferred, and allocated to any segment, depending on the cash resources and cash requirements of the companies within the segment.

At December 31, 2011, excluding the cash in the insurance companies, PICO European, the Rabbi Trusts, and Northstar, the parent company and its operating subsidiaries had cash of $70.7 million, which is available to cover overhead or to allocate to new or existing projects in any segment. In addition, the parent company and its operating subsidiaries had fixed-income securities with a market value of $4.2 million, and publicly-traded equity securities with a market value of $5.2 million at December 31, 2011.

We estimate that we have sufficient cash and fixed-income securities to cover our cash needs for at least the next 12 months. We are currently budgeting additional sales of real estate in UCP in 2012 and beyond, which may provide cash which can be allocated to any segment.  However, if the budgeted sales in UCP do not occur as budgeted, and in the absence of significant sales in another segment, we may begin to defer significant expenditures and may also require additional financing in 2014.  In the long term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could implement any one of, or a combination of, the following: defer significant expenditures, sell assets, dividend cash from the Insurance Operations in “Run Off” segment, and raise cash from debt or equity offerings.

As shown in the Consolidated Statements of Cash Flow, there was a $10.8 million net increase in cash and cash equivalents in 2011, compared to a $39.8 million net decrease in 2010, and a $58.2 million net increase in 2009.

Cash Flows From Operating Activities

During 2011, operating activities used $7.3 million in cash, compared to cash used of $59.4 million in 2010, and cash used of $28.2 million in 2009.

The most significant cash inflows from operating activities were:

•
in 2011, the cash proceeds from the sale of Nevada Land's real estate inventory for $31.3 million, $24.2 million of lot and home sales by UCP, and investment income from the Insurance Operations in “Run Off” segment and from liquid funds held in the other segments;

•
in 2010, the cash proceeds of real estate and water assets sales by Vidler, UCP and Nevada Land, as well as payments on notes related to sales in previous periods, and an $11.1 million federal income tax refund arising from net operating losses incurred in 2009.  In addition, cash flow was provided by investment income from the Insurance Operations in “Run Off” segment and from liquid funds held in the other segments; and

•
in 2009, tax refunds of $26.5 million, and the cash proceeds of real estate and water assets sales by Vidler, UCP and Nevada Land, as well as payments on notes related to sales in previous periods.  In addition, cash flow was provided by investment income from the insurance companies and from liquid funds held in other group companies.

In all three years, the principal operating cash outflows relate to the acquisition and development of real estate and water assets for future use, which is classified as an operating cash flow since we are in the business of acquiring and developing real estate and water assets, claims payments by Physicians and Citation, and overhead expenses.

In 2011, we used cash of $29.6 million for acquisition and development costs of real estate and water assets, primarily consisting of approximately $27.3 million (net of non-recourse financing of $5.3 million) used by UCP to acquire and develop residential housing lots and approximately $2.3 million used by Vidler to acquire and develop water and real estate assets in the southwestern U.S. In addition, Northstar used $5.2 million for overhead expenses, primarily salaries and benefits. Other operating cash outflows included project expenses at Vidler, and group overhead expenses.

In 2010, we used cash of $59.2 million to acquire and develop real estate and water assets, which primarily reflected Vidler’s purchase of water for storage in the Phoenix metropolitan area for $15.8 million, and $33.6 million spent by UPC to acquire and develop lots.

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

Cash Flows From Investing Activities

During 2011, investing activities used $19.8 million of cash, compared to $23.9 million of cash provided in 2010, and $1.5 million of cash used in 2009.

The most significant cash inflows and outflows from investing activities were:

•
in 2011, proceeds from the sale of equity securities provided cash of $74.9 million, and we purchased $7.8 million of new equities, which principally reflects activity in our insurance company portfolios, PICO European, and deferred compensation portfolios. Proceeds from the maturity and call of debt securities provided cash of $7.8 million, and we purchased $8.9 million of new debt securities, which principally reflects activity in our deferred compensation and insurance company portfolios. We spent $91.9 million on plant and equipment, substantially consisting of construction of Northstar's canola processing plant;

•
in 2010, proceeds from the maturity and call of debt securities provided cash of $29.2 million, and we purchased $15.2 million of debt securities .  These cash flows principally represented the temporary investment of liquid funds held by the parent company in high quality fixed-income securities, and activity in our insurance company portfolios and deferred compensation accounts.  Proceeds from the sale of stocks provided cash of $52 million, and we purchased $35.3 million of new equities, which primarily represented activity in our insurance company portfolios;

•
in 2009, an $18.1 million net increase in debt securities.  We received cash of $4.3 million from the maturity or call of debt securities, and used approximately $22.4 million to buy new bonds.  This principally reflected the temporary investment of $19.1 million of the parent company’s liquid funds in high quality fixed-income securities, and activity in our insurance company and deferred compensation investment portfolios.  We also generated $26 million from the sale of equities, and used $9 million to buy new equities in the insurance company investment portfolios and deferred compensation accounts.

Cash Flows From Financing Activities

During 2011, financing activities provided $38.1 million of cash, compared to cash used of $2.2 million in 2010 and cash provided of $84.8 million in 2009.

The most significant cash inflows and outflows from financing activities were:

•
in 2011, we borrowed $46 million from the Northstar debt facility to pay for construction costs of the canola seed crushing plant. UCP borrowed $5.5 million to finance construction costs, and repaid $3.8 million of mortgage debt on property that it sold during the year, PICO European used $5 million (4.5 million Swiss Francs, or “CHF”) to repay a fixed advance which matured, and Vidler paid down $398,000 due on a note outstanding. In addition, we used cash of $4.3 million to pay debt issuance costs to establish the Northstar debt facility;

•	in 2010, the repayment of $3 million of debt on ranch properties owned by Vidler; and

•
in 2009, the sale of 3,750,000 newly-issued shares of PICO common stock at $27 per share in June 2009, for net cash proceeds of $95.7 million (after deducting approximately $5.5 million in underwriting commission and offering expenses).  We also borrowed $5.4 million (CHF5.8 million) under our Swiss Franc current account credit facility to purchase securities, and paid down the facility by $13.4 million (CHF14.3 million) with proceeds from the sale of securities.  Also Vidler repaid $2.9 million in notes on ranch properties during 2009.

We currently have total borrowing capacity in Switzerland of $21.8 million (CHF20.5 million), consisting of $16.5 million (CHF15.5 million) of fixed advances due for repayment in 2014, and a $5.3 million (CHF5 million) current account credit facility.  At December 31, 2011, only the $16.5 million (CHF15.5 million) of fixed advances were outstanding:

•	a fixed advance of $3.2 million (CHF3 million) maturing in February 2014, at a 3.81% interest rate; and

•	a fixed advance of $13.3 million (CHF12.5 million) maturing in May 2014, at a 3.72% interest rate.

Apart from the Northstar non-recourse senior secured multi-draw loans described above, our only other debt is $30 million in non-recourse notes payable on properties owned by UCP, and an $893,000 non-recourse note payable on one of Vidler’s ranch properties.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt (2)	$8,897	$52,926	$31,124	$484	$93,431
Interest on debt	4,401	8,702	1,153	328	14,584
Operating leases	761	1,722	1,056	176	3,715
Expected claim payments	2,862	8,066	4,316	8,048	23,292
Other debt/obligations (primarily construction contracts (1))	47,929				47,929
Total	$64,850	$71,416	$37,649	$9,036	$182,951

The Company had no recorded liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2011

(1) Primarily represents the remaining payments for construction commitments to build the canola oil processing plant near Hallock, Minnesota.  The Company has secured an $89.5 million senior secured construction loan commitment to pay for these costs.  The Company has borrowed $46 million under the loan which is included in debt above. The balance of the loan that we will borrow in 2012 is $43.5 million and is included in other obligations. Excluded from the table is the $10.5 million secured revolving credit facility to fund working capital upon project completion. See Note 3, Debt, in the accompanying consolidated financial statements for additional information.  Future construction payments are recorded as an asset when paid.

(2) Payments in years 1-3 primarily represent repayment of amounts already borrowed under the $89.5 million senior secured construction loan discussed in footnote 1 above. Once we have borrowed the remaining balance of the loan, the total loan repayment of $89.5 million will be reported in debt obligations line.

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

Physicians and Citation had direct reserves (liabilities for unpaid losses and loss adjustment expenses before reinsurance reserves, which reduce our net unpaid losses and loss adjustment expenses) of $23.3 million at December 31, 2011, $22.8 million at December 31, 2010, and $24.2 million at December 31, 2009.

The payment of claims reduced direct reserves (before reinsurance) by $639,000 in 2011, $2 million in 2010, and $2 million in 2009.

Although the reserves of each insurance company are certified annually by independent actuaries as required by state law, significant fluctuations in reserve levels can occur, based upon a number of variables used in actuarial projections of ultimate incurred losses and loss adjustment expenses.  In 2011, adjustments to prior year loss reserves increased direct reserves (liabilities for unpaid loss and loss adjustment expenses before reinsurance) by $2.2 million, consisting of a $2.8 million increase in Workers' Compensation reserves in Citation, which was partially offset by favorable reserve development of $50,000 in Citation's property and casualty reserves and $571,000 in Physicians' medical professional liability reserves. In 2010, adjustments to prior year loss reserves increased liabilities for unpaid loss and loss adjustment expenses before reinsurance by $614,000.  Adjustments to prior year loss reserves, principally due to favorable reserve development, reduced liabilities for unpaid loss and loss adjustment expenses before reinsurance by $1.3 million in 2009.  See Note 10, Reserves for Unpaid Loss and Loss Adjustment Expenses, in the accompanying consolidated financial statements and the information under the heading “-Company Summary, Recent Developments, and Future Outlook-Insurance Operations in “Run Off”” above for additional information regarding reserve changes.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE RESERVE DEVELOPMENT

The following table presents the development of balance sheet liabilities for 2001 through 2011 for medical professional liability insurance, and all property and casualty and workers’ compensation lines of business.  The table excludes reserves for other lines of business that Physicians ceased writing in 1989, which are immaterial.

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

Loss Reserve Development
(In thousands)
Year Ended December 31	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
Net Liability as originally estimated:	$54,022	$44,905	$43,357	$36,602	$28,618	$21,971	$15,623	$11,804	$9,557	$8,742	$7,940
Gross liability as originally estimated:	54,022	44,905	43,357	36,602	28,618	21,971	15,623	11,804	9,557	8,742	7,940
Cumulative payments as of:
One year later	7,210	6,216	6,513	4,227	3,425	2,747	1,363	903	941	600
Two years later	13,426	12,729	10,740	7,652	6,172	4,110	2,265	1,844	1,541
Three years later	19,939	16,956	14,165	12,438	7,535	5,012	3,206	2,443
Four years later	24,166	20,381	21,162	13,801	8,437	5,953	3,806
Five years later	27,591	25,167	22,525	14,703	9,378	6,553
Six years later	30,338	26,530	23,427	15,644	9,978
Seven years later	31,700	27,432	24,368	16,244
Eight years later	32,603	28,373	24,968
Nine years later	33,544	28,973
Ten years later	34,144
Liability re-estimated as of:
One year later	52,115	49,573	43,115	32,845	25,397	18,370	13,167	10,459	9,683	8,540
Two years later	56,782	49,331	39,358	29,623	23,834	15,914	11,821	10,585	9,482
Three years later	56,540	45,574	36,135	28,061	21,378	14,568	11,948	10,383
Four years later	52,784	42,352	34,574	25,605	20,033	14,695	11,746
Five years later	49,562	40,790	32,117	24,260	20,158	14,493
Six years later	47,999	38,334	30,773	24,385	19,957
Seven years later	45,544	36,988	30,898	24,184
Eight years later	44,198	37,114	30,697
Nine years later	44,324	36,913
Ten years later	44,123

Cumulative Redundancy	9,899	7,992	12,660	12,418	8,661	7,478	3,877	1,421	75	202

									2009	2010	2011
Gross liability - end of year									24,083	22,730	23,232
Reinsurance recoverable									(14,527)	(13,988)	(15,292)
Net liability - end of year									9,556	8,742	7,940
Reinsurance recoverable									14,527	13,988	15,292
									24,083	22,730	23,232
Discontinued personal lines insurance									92	86	60
Liability to CIGA re: Workers' Compensation
Balance sheet liability									24,175	22,816	23,292
Gross re-estimated liability - latest									26,874	24,903
Re-estimated recoverable - latest									(17,392)	(16,363)
Net re-estimated liability - latest									9,482	8,540
Net cumulative redundancy									74	202

The decrease or increase recorded each year includes all changes in amounts for prior periods made in the current year.  For example, the amount of reserve deficiency or redundancy related to a loss settled in 2011, but incurred in 2008, will be included in the decrease or increase amount for 2008, 2009, and 2010.  Conditions and trends that have led to changes in the liability in the past may not necessarily occur in the future.  For example, in several different years Physicians “commuted” (canceled) reinsurance contracts, and reversed the effect of the reinsurance contracts in its financial statements.  This significantly increased the estimate of net reserves for prior years by reducing the amount of loss and loss adjustment expense reserves recoverable from reinsurance for those years.  Accordingly, future increases or decreases cannot necessarily be extrapolated from this table.

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

Our insurance subsidiaries have established reserves based on actuarial estimates that we believe are adequate to meet the ultimate cost of losses arising from claims.  However, it has been, and will continue to be, necessary for our insurance subsidiaries to review and make appropriate adjustments to reserves for claims and expenses for settling claims.  Our insurance companies recorded income from favorable reserve development in 2009 and 2011, but income was reduced by reserve increases in 2010.  If our reserves prove to be inadequate in future, our insurance companies would have to adjust their reserves and record a charge against income, which could have an adverse effect on our statement of operations and financial condition.

Reconciliation of Unpaid Loss and Loss Adjustment Expenses

An analysis of changes in the liability for unpaid losses and loss adjustment expenses for 2011, 2010, and 2009, is set out in Note 10 of Notes to Consolidated Financial Statements, “Reserves for Unpaid Loss and Loss Adjustment Expenses.”

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

During the last two and a half accident years that Physicians wrote business (July 1, 1993 to December 31, 1995), Physicians ceded reinsurance contracts (transferred claims risk) to Odyssey Reinsurance Company, a subsidiary of Odyssey Re Holdings Corp. (rated “A” by A. M. Best Company), and ProAssurance Indemnity Company, Inc. (formerly The Medical Assurance Company, Inc.), a wholly-owned subsidiary of ProAssurance Corporation (rated “A” by A. M. Best Company).  Physicians retained all risks up to $200,000 per occurrence.  All risks above $200,000, up to policy limits of $5 million, were automatically transferred to the reinsurers, subject to the specific terms and conditions of the various reinsurance agreements.  Should any reinsurer be unable to meet its contractual obligations, Physicians remains contingently liable to policyholders for the amounts covered by the reinsurance contracts.

Prior to July 1, 1993, Physicians ceded a portion of the risk it wrote, under numerous reinsurance treaties at various retentions and risk limits.

Property and Casualty Insurance through Citation Insurance Company

For the property business, Citation has reinsurance providing coverage of $6 million, for amounts in excess of $150,000 per claim.  For the casualty business, excluding umbrella coverage, Citation has reinsurance providing coverage of $6 million, for amounts in excess of $150,000 per claim.  Umbrella coverage was reinsurer for $2 million, for amounts in excess of $100,000 per claim.  The catastrophe treaties for 1998 and subsequent years provided coverage of 95% of $14 million, for amounts in excess of $1 million per claim.  The reinsurance was placed with various reinsurers.

Citation’s last property and casualty insurance policies expired in December 2001, so it does not require reinsurance from 2002 on for these lines of business.

If the reinsurers are “not admitted” for regulatory purposes, Citation has to maintain sufficient collateral with approved financial institutions to secure ceded paid losses and outstanding reserves.

See Note 9 of Notes to Consolidated Financial Statements, “Reinsurance” for reinsurance recoverable concentration for all property and casualty lines of business as of December 31, 2011.  In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, Citation remains contingently liable for the amounts covered by the reinsurance contracts.

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

See Note 9 of Notes to Consolidated Financial Statements, “Reinsurance”, for the reinsurance recoverable concentration for Citation’s workers’ compensation line of business as of December 31, 2011.  In the event that reinsurers are unable to meet their obligations under the reinsurance agreements, Citation remains contingently liable for the amounts covered by the reinsurance contracts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our balance sheets include a significant amount of assets and liabilities whose fair value are subject to market risk.  Market risk is the risk of loss arising from adverse changes in market interest rates or prices.  We currently have interest rate risk as it relates to fixed maturity securities, equity price risk as it relates to marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies.  Generally, our debt is short to medium term in nature and therefore approximate fair value.  At December 31, 2011, we had $36.6 million of fixed maturity securities, $8.8 million of which were denominated in New Zealand dollars, $41.7 million of marketable equity securities that were subject to market risk, $15.6 million of which were denominated primarily Swiss Francs.  Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For fixed maturity securities we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security.  At December 31, 2011, the model calculated a loss in fair value of $772,000.  For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities.  For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, prepayment rates, liquidity, and other general market conditions.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $6.7 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect.  The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $807,000 that would impact the foreign currency translation in shareholders’ equity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 and the Report of the Registered Independent Public Accounting Firm is included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except per share amounts) for 2011 and 2010 are shown below.  In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Net investment income and net realized gain	$6,434	$8,554	$6,653	$5,658
Sale of real estate and water assets	$876	$6,837	$14,444	$33,522
Total revenues	$7,678	$15,954	$21,540	$39,979
Gross profit	$398	$1,390	$4,522	$12,518
Net loss attributable to PICO Holdings, Inc.	$(2,105)	$2,085	$(49,921)	$(4,601)
Net loss per common share:
Basic and diluted	$(0.09)	$0.09	$(2.20)	$(0.20)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Net investment income and net realized gain	$4,538	$3,636	$6,822	$10,112
Sale of real estate and water assets	$1,598	$2,141	$51	$847
Total revenues	$6,602	$6,823	$7,497	$11,252
Gross profit	$550	$740	$46	$786
Net loss attributable to PICO Holdings, Inc.	$(4,062)	$(2,500)	$(1,318)	$(3,292)
Net loss per common share:
Basic and diluted	$(0.18)	$(0.11)	$(0.06)	$(0.15)

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2011 and 2010
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, CA

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Diego, CA
February 29, 2012

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2011 and 2010
(In thousands)

	2011	2010
ASSETS
Available-for-sale investments:
Fixed maturities	$36,598	$41,010
Equity securities	41,678	110,410
Total available-for-sale investments	78,276	151,420
Other investments	2,060	7,228
Total investments	80,336	158,648

Cash and cash equivalents	125,547	114,759
Notes and other receivables, net	6,893	9,251
Reinsurance receivables	15,475	14,551
Real estate and water assets, net	333,840	355,570
Property and equipment, net	108,844	12,590
Net deferred income taxes	—	20,039
Other assets	13,216	7,094
Total assets	$684,151	$692,502

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses	$23,292	$22,816
Debt	93,431	45,743
Deferred compensation	36,315	37,879
Other liabilities	21,451	15,340
Total liabilities	174,489	121,778

Commitments and Contingencies

Common stock, $.001 par value; authorized 100,000 shares, 27,122 issued and 22,705 outstanding at December 31, 2011, and 27,117 issued and 22,700 outstanding at December 31, 2010	27	27
Additional paid-in capital	546,608	542,072
Retained earnings	34,288	88,830
Accumulated other comprehensive income (loss)	(959)	15,327
Treasury stock, at cost (common shares: 4,417 in 2011 and in 2010)	(78,152)	(78,152)
Total PICO Holdings, Inc. shareholders’ equity	501,812	568,104
Noncontrolling interest in subsidiaries	7,850	2,620
Total shareholders' equity	509,662	570,724
Total liabilities and shareholders' equity	$684,151	$692,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2011, 2010 and 2009
(In thousands, except per share data)

	2011	2010	2009
Revenues:
Sale of real estate and water assets	$55,679	$4,637	$12,936
Net investment income	4,142	6,593	5,939
Net realized gain (loss) on sale and impairment of investments	23,157	18,515	(6,756)
Other	2,173	2,429	3,913
Total revenues	85,151	32,174	16,032
Costs and expenses:
Operating and other costs	41,194	36,342	36,652
Impairment loss on real estate and water assets	21,404	10,316	12,378
Cost of real estate and water assets sold	36,851	2,515	6,548
Loss and loss adjustment expense (recovery)	(223)	128	(1,345)
Depreciation and amortization	1,464	1,355	1,290
Interest	146	1,356	1,251
Total costs and expenses	100,836	52,012	56,774
Loss before income taxes	(15,685)	(19,838)	(40,742)
Provision (benefit) for federal, foreign, and state income taxes	28,824	(9,483)	(19,260)
Equity in loss of unconsolidated affiliate	(5,293)	(3,717)	(277)
Net loss	(49,802)	(14,072)	(21,759)
Noncontrolling interests	(4,740)	2,900	3,724
Net loss attributable to PICO Holdings, Inc.	$(54,542)	$(11,172)	$(18,035)

Net loss per common share – basic and diluted:
Net loss per common share attributable to PICO Holdings, Inc.	$(2.41)	$(0.49)	$(0.86)
Weighted average shares outstanding	22,670	22,653	20,927

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the year ended December 31, 2009
(In thousands)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, Shares	Treasury Stock, at Cost	Non- controlling Interest	Comprehensive Income attributable to PICO Holdings, Inc.	Total
Beginning balance, January 1, 2009	23,265	$23	$439,382	$118,037	$(1,424)	4,425	$(78,272)			$477,746
Changes in ownership of noncontrolling interest			172					$776		948
Common stock offering, net of $5.4 million of offering expenses	3,750	4	95,727							95,731
Restricted stock awards	5		84							84
Stock-based compensation expense			4,427							4,427
Comprehensive loss:
Net loss				(18,035)				(3,724)	$(18,035)	(21,759)
Other comprehensive income, net of tax:
Unrealized gain on securities, net of deferred income tax of $10.5 million and reclassification adjustments of $5.1 million					14,285				14,285	14,285
Foreign currency translation					8,233				8,233	8,233
Other comprehensive income									22,518	22,518
Comprehensive Income									4,483	759
Ending balance, December 31, 2009	27,020	27	$539,792	$100,002	$21,094	4,425	$(78,272)	$(2,948)		$579,695

PICO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the year ended December 31, 2010
(In thousands)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, Shares	Treasury Stock, at Cost	Non- controlling Interest	Comprehensive Income attributable to PICO Holdings, Inc.	Total
Beginning balance, December 31, 2009	27,020	$27	$539,792	$100,002	$21,094	4,425	$(78,272)	$(2,948)		$579,695
Changes in ownership of noncontrolling interest								8,468		8,468
Stock-based compensation expense	4		4,678							4,678
Exercise of restricted stock unit	93		(2,086)							(2,086)
Income tax deficiencies on stock-based compensation			(448)							(448)
Disposition of treasury stock from deferred compensation plans			136			(8)	120			256
Comprehensive loss:
Net loss				(11,172)				(2,900)	$(11,172)	(14,072)
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of deferred income tax of $1.5 million and reclassification adjustments of $11.9 million					(5,744)				(5,744)	(5,744)
Foreign currency translation					(23)				(23)	(23)
Other comprehensive loss									(5,767)	(5,767)
Comprehensive loss									(16,939)	(19,839)
Ending balance, December 31, 2010	27,117	$27	$542,072	$88,830	$15,327	4,417	$(78,152)	$2,620		$570,724

PICO HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
For the year ended December 31, 2011
(In thousands)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, Shares	Treasury Stock, at Cost	Non- controlling Interest	Comprehensive Income attributable to PICO Holdings, Inc.	Total
Beginning balance, December 31, 2010	27,117	$27	$542,072	$88,830	$15,327	4,417	$(78,152)	$2,620		$570,724
Changes in ownership of noncontrolling interest								490		490
Stock-based compensation expense	5		4,536							4,536
Comprehensive loss:
Net loss				(54,542)				4,740	$(54,542)	(49,802)
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of deferred income tax of $8.2 million and reclassification adjustments of $22.1 million					(15,427)				(15,427)	(15,427)
Foreign currency translation					(859)				(859)	(859)
Other comprehensive loss									(16,286)	(16,286)
Comprehensive loss									(70,828)	(66,088)
Ending balance, December 31, 2011	27,122	$27	$546,608	$34,288	$(959)	4,417	$(78,152)	$7,850		$509,662

The accompanying notes are an integral part of the consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011, 2010 and 2009
(In thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(49,802)	$(14,072)	$(21,759)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision (benefit) for deferred income taxes	28,033	(9,251)	1,466
Depreciation and amortization	1,551	1,699	1,726
Bad debt expense	1,864	501	807
Stock based compensation expense (including restricted stock awards)	4,536	4,678	4,511
(Gain) loss on sale or impairment of investments	(23,157)	(18,515)	6,756
Impairment losses on water assets and real estate	21,404	10,316	12,378
Equity in loss of unconsolidated affiliate	5,293	3,717	277
Changes in assets and liabilities, net of effects of acquisitions:
Notes and other receivables	690	5,657	10,705
Real estate and water assets	4,722	(57,280)	(35,777)
Federal, foreign and state income taxes	613	9,003	(4,268)
Other assets	(2,309)	839	(685)
Unpaid losses and loss adjustment expenses	476	(1,359)	(3,598)
Deferred compensation	(1,563)	6,990	3,400
Other liabilities	1,470	(2,206)	(5,666)
Excess tax benefits from stock based payment arrangements		(709)
All other operating activities	(1,128)	585	1,505
Cash used in operating activities	(7,307)	(59,407)	(28,222)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available-for-sale investments:
Debt securities	6,228	5,273	2,743
Equity securities	74,892	51,992	26,015
Proceeds from maturity of available-for-sale investments	7,799	23,968	1,531
Purchases of available-for-sale investments:
Debt securities	(8,948)	(15,218)	(22,337)
Equity securities	(7,805)	(35,260)	(8,980)
Real estate and water asset capital expenditure			(242)
Purchases of property and equipment	(91,868)	(6,874)
All other investing activities	(102)	9	(208)
Cash provided by (used in) investing activities	(19,804)	23,890	(1,478)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of expenses			95,731
Debt issuance costs	(4,309)
Repayment of debt	(9,143)	(2,958)	(16,303)
Proceeds from debt	51,520		5,417
Excess tax benefits from stock based payment arrangements		709
Cash provided by (used in) financing activities	38,068	(2,249)	84,845
Effect of exchange rate changes on cash	(169)	(2,020)	3,084
Net increase (decrease) in cash and cash equivalents	10,788	(39,786)	58,229
Cash and cash equivalents, beginning of year	114,759	154,545	96,316
Cash and cash equivalents, end of year	$125,547	$114,759	$154,545
Supplemental disclosure of cash flow information:
Cash paid during the year for:
(Refund) payment of federal, foreign and state income taxes	$178	$(9,235)	$(26,537)
Interest paid	$2,954	$2,077	$967
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate	$5,276	$5,372	$5,255
Unpaid liability incurred for construction costs	$8,808
Increase in assets from business combination		$18,447
Increase in liabilities from business combination		$10,001

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a diversified holding company.

Currently PICO’s major activities include:

•	Owning and developing water resources and water storage operations in the southwestern United States;

•	Owning and developing real estate in California and Washington;

•	Building and operating (operational in the third quarter of 2012) a canola oil crushing plant in Hallock, Minnesota;

•	Acquiring and financing businesses; and

•	“Running off” insurance loss reserves.

The following are the Company’s significant operating subsidiaries as of December 31, 2011.  All subsidiaries are wholly-owned except where indicated:

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

PICO Northstar Hallock, LLC (“Northstar"), doing business as Northstar Agri Industries, is engaged in the agribusiness industry and is building, and will operate a canola processing plant with an integrated refinery near Hallock, Minnesota that is expected to be operational in the third quarter of 2012. PICO owns 88% of the voting interest of Northstar, a Delaware limited liability company.

Investment in Unconsolidated Affiliate:

Investments where the Company owns at least 20% but not more than 50% of the voting interest and, or has the ability to exercise significant influence, but not control, over the investee are accounted for under the equity method of accounting.  Accordingly, the Company’s share of the income or loss of the affiliate is included in PICO’s consolidated results.  Currently, the Company owns 30% of the voting stock in Spigit, Inc. (“Spigit”), a privately held company that develops social productivity software.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling Interests:

The Company reports the results of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying consolidated financial statements.  In the statement of operations, the income or loss attributable to the noncontrolling interest is reported separately and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported within shareholders’ equity.  For the years ended December 31, 2011 and 2010, the noncontrolling interest reported on the statement of operations is primarily from the business combination with Northstar, whereby the Company recorded $8.4 million as the fair value of Northstar’s 12% interest in the newly formed entity.

Due to the impairment charge recorded on the Fish Springs water asset, the Company reassessed the previous method of attributing the 49% partner's share of the losses at Fish Springs. Accordingly, in 2011 the Company reversed previously attributed losses amounting to $5.9 million such that the 49% partner's noncontrolling interest balance is now zero.

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period.  The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, and the application of the equity method of accounting, unpaid losses and loss adjustment expenses, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities.  While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2011 and December 31, 2010, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Sale of Finished Homes

Revenues from sales of finished homes are recognized when the sales are closed and title passes to the new homeowner, the new homeowners initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowners receivable is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home.

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

Cost of Homes Sold

Cost of homes sold includes direct home construction costs, closing costs, real estate acquisition and development costs, development period interest and common costs. Direct construction and development costs are accumulated during the period of construction and charged to cost of homes sold under specific identification methods, as are closing costs. Estimates of costs incurred or to be incurred but not paid are accrued and expensed at the time of closing. Real estate development for common costs are allocated to each lot based on a relative fair value of the lots under development.

Operating and Other Costs:

The Company reported a foreign currency gain of $320,000 and $3.2 million in 2011 and 2010, respectively, and a loss of $193,000 in 2009.  In each year, the total gain included a foreign currency transaction gain resulting from a Swiss Franc denominated loan from PICO Holdings to a subsidiary.

Available-for-Sale Investments:

The Company’s investment portfolio at December 31, 2011 and 2010 is comprised of investments with fixed maturities, including U.S. government bonds, government sponsored enterprise bonds, and domestic and foreign corporate bonds and marketable equity securities.  The Company classifies all investments, notwithstanding investments in unconsolidated affiliates, as available-for-sale.  Such investments are reported at fair value, with unrealized gains and losses, net of tax effects, recorded in accumulated other comprehensive income.

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

The Company purchases debt and equity securities in the U.S. and abroad.  Approximately $20.5 million and $62.7 million of the Company’s available-for-sale investments at December 31, 2011, and 2010, respectively, were invested internationally.  The Company’s most significant foreign currency exposure is in Swiss Francs.

Other Investments:

The Company’s portfolio of other investments at December 31, 2011 and 2010 is comprised of the investment in Spigit and a $2.1 million investment in Synthonics, a private company co - founded by a member of the Company’s Board of Directors.

Other-than-Temporary Impairment:

All of the Company’s investments are subject to a periodic impairment review.  The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  Factors considered in determining whether a loss is temporary on an equity security included the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its amortized cost.  If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary.  Subsequent recoveries of the value are reported as an unrealized gains and are part of other comprehensive results in future periods.  Impairment charges of $1.9 million, $365,000 and $18.8 million are included in realized losses for the years ended December 31, 2011, 2010 and 2009, respectively, related to various securities where the unrealized losses had been deemed other-than-temporary.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Real Estate and Water Assets:

Real estate and water assets include the cost of water rights, water storage, real estate, including raw land and real estate being developed and any real estate improvements.  Additional costs to develop or otherwise get real estate and water assets ready for their intended use are capitalized.  These costs typically include legal fees, engineering, consulting, direct cost of drilling or construction and any interest cost capitalized on qualifying assets during the development period.  The Company expenses all maintenance and repair costs on real estate and water assets.  The types of costs capitalized are consistent across periods presented; however, real estate development costs continue to increase from increased development activities.  Water rights consist of various water interests acquired or developed independently or in conjunction with the acquisition of real estate.  When applicable, water rights and real estate consist of an allocation of the original purchase price based on their relative fair values and include costs directly related to the acquisition.  Water storage typically includes the cost of the real estate and direct construction costs to build the site.  Real estate being developed includes the original purchase price of the land and any development costs incurred to get the asset ready for its intended use.  Amortization of real estate improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years.

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At December 31, 2011 and 2010, the Company had real estate of $6.5 million and $4.3 million, respectively, classified as held for sale.

Intangible Assets:

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
In response to specific events and changes in circumstances during the third quarter of 2011, the Company completed impairment testing for its intangible assets. The fair value of the intangible assets was calculated using discounted cash flow models that incorporate a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, and timing of sales, and costs. These models are sensitive to minor changes in any of the input variables. Given the dramatic and prolonged slow-down in housing starts and sales in the North Valleys of Reno, Nevada, and the recent decline in market prices for similar assets, the Company adjusted its assumptions and judgments in the cash flow model for the price, timing and absorption of water sales from prior fair value estimates for the Fish Springs water credits and pipeline rights and Carson Lyon water assets. These changes in assumptions and judgments resulted in a fair value of the Fish Springs asset of approximately $84.9 million compared to its carrying value of $101.1 million. Consequently, an impairment charge of $16.2 million was recorded in the third quarter of 2011, to reduce the carrying value to fair value. This is the only such impairment charge recorded on this asset and there were no other impairment charges on any other intangible assets recorded in 2011. However, the Company recorded impairment charges of $10.3 million and $12.4 million, respectively, in 2010 and 2009 on other water rights that are classified as intangible assets. See Note 4 for additional information.

Impairment of Long-Lived Assets:

The Company records an impairment charge when the condition exists where the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value.  Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount.  The Company prepares and analyzes cash flows at appropriate levels of grouped assets.  If the events or circumstances indicate that the remaining balance may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.  During 2011, the Company recorded impairment charges of $5.2 million on real estate assets held in UCP based on an assessment of the facts and circumstances of the particular real estate projects. No such impairment charges were recorded during the years ended 2010 and 2009.

Notes and Other Receivables:

Notes and other receivables include installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years and interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company's prior collection experience, customer creditworthiness, current economic trends and underlying value of the real estate. The notes are typically secured by the assets which allows the Company to recover the underlying property if and when a buyer defaults. During 2011, the Company recognized bad debt expense of $834,000 on one installment note upon foreclosure of property at Nevada Land & Resource Company. No significant provision for bad debts was required on any installment notes from the sale of real estate and water assets during 2010 or 2009.

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

Included within the property and equipment balance is approximately $105 million of capitalized construction costs related to Northstar. Capitalized construction costs include all development costs incurred to get the plant ready for its intended use and primarily consists of design plans, canola crush equipment, engineering, mechanical, and electrical work, certain legal and consulting fees, construction contractor fees, and capitalized interest on qualifying assets during the development period. Amortization of plant assets will be computed on the straight-line method over the estimated useful lives of the assets ranging from 5 to 20 years. As the plant is still under construction, there was no amortization expense of plant assets recorded during 2011 or 2010.

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

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.  If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. As a result of the analysis of all available evidence the Company concluded that it was more likely than not that the deferred tax assets would not be realized and accordingly a full valuation allowance was established in the amount of $43.7 million.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2011, the Company has no uncertain tax positions or any related accrued interest, and during the year ended December 31, 2011, the Company recognized $246,000 of tax benefit related to the reversal of prior accrued interest. The decrease in balance of unrecognized tax benefits was primarily as a result of the expiration of the statute of limitations for various state income tax positions.

The Company reported income tax expense of $28.8 million, and a benefit of $9.5 million and $19.3 million in 2011, 2010, and 2009 respectively.  The effective income tax rate for the three years ended December 31, 2011, was 184%, 48% and 47%, respectively.  The effective tax rate differs from the statutory rate in 2011 primarily due to recording a full valuation allowance on the net deferred tax assets. The effective rate differs from the statutory rate in 2010 primarily due to foreign taxes, recording a tax benefit on the loss from unconsolidated affiliates in the tax provision, while the loss that creates that benefit is recorded below the tax provision on a separate line in the accompanying financial statements, offset by non-deductible compensation expense.

 Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

At December 31, 2011, the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the “2005 Plan”).  The 2005 Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors and consultants.  A total of 2,654,000 shares of common stock were issuable under the Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights (“SAR”), restricted stock awards (“RSA”), performance shares, performance units, restricted stock units (“RSU”), deferred compensation awards, and other stock-based awards. The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes. Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO Holdings common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts in revenues with a corresponding increase in the trust assets and records the increase in the market value of the assets held as an expense in operating and other costs with a corresponding increase in the deferred compensation liability (except in the case of PICO stock, which is reported as treasury stock, at cost). In the event the trust assets decline in value, the Company reverses previously expensed compensation. The assets of the plan are held in Rabbi Trust accounts. Such accounts hold various investments that are consistent with the Company’s investment policy, and accounted and reported for as available-for-sale securities in the accompanying condensed consolidated balance sheets. Assets of the trust will be distributed according to predetermined payout elections established by each participant.

At December 31, 2011, and December 31, 2010, the Company had deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company of $36.3 million and $37.9 million, respectively.

The deferred compensation liability decreased during 2011, primarily due to $3.4 million in distributions of plan assets to participants offset by an increase in the fair value of the assets of $1.8 million.  Included in operating and other costs in the accompanying consolidated statements of operations for the years ended December 31, 2011, 2010, and 2009 is compensation expense of $1.8 million, $7.5 million, and $5.5 million, respectively.

Other Comprehensive Income (Loss):

Other comprehensive income or loss includes foreign currency translation and unrealized holding gains and losses, net of taxes on available-for-sale investments.

The components are as follows (in thousands):

	December 31,
	2011	2010
Net unrealized appreciation on available for sale investments	$4,681	$20,108
Foreign currency translation	(5,640)	(4,781)
Accumulated other comprehensive income (loss)	$(959)	$15,327

The accumulated balance is net of deferred income tax asset of $516,000 at December 31, 2011 and net of a deferred income tax liability of $8.4 million at December 31, 2010.

Loss per Share:

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

For the years ended December 31, 2011, 2010, and 2009 the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

Warranty Costs

Estimated future direct warranty costs on finished homes are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued are based upon historical experience.  The Company assesses the adequacy of the warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.  The warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets and was not significant at December 31, 2011 or 2010.

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
Consolidation of Variable Interest Entities
The Company consolidates variable interest entities (“VIE”) where it has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company did not consolidate any entities as VIE at December 31, 2011 or 2010.

Recently Issued Accounting Pronouncements:
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

2.	INVESTMENTS

At December 31, the cost and carrying value of its available-for-sale investments were as follows (in thousands):

2011:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$7,053	$227		$7,280
Municipal bonds	3,118	297		3,415
Corporate bonds	23,738	588	$(124)	24,202
Government sponsored enterprises	1,625	76		1,701
	35,534	1,188	(124)	36,598
Marketable equity securities	35,547	7,341	(1,210)	41,678
Total	$71,081	$8,529	$(1,334)	$78,276

2010:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$4,911	$56	$(64)	$4,903
Municipal bonds	3,147	107		3,254
Corporate bonds	28,365	783	(675)	28,473
Government sponsored enterprises	4,193	187		4,380
	40,616	1,133	(739)	41,010
Marketable equity securities	80,664	30,687	(941)	110,410
Total	$121,280	$31,820	$(1,680)	$151,420

The amortized cost and carrying value of investments in fixed maturities at December 31, 2011, by contractual maturity, are shown below.  Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized	Carrying
	Cost	Value
Due in one year or less	$9,939	$10,126
Due after one year through five years	21,222	21,942
Due after five years	4,373	4,530
	$35,534	$36,598

Net investment income is as follows for each of the years ended December 31 (in thousands):

	2011	2010	2009
Investment income:
Fixed maturities	$2,051	$3,020	$2,175
Equity securities	1,405	2,215	2,479
Other, primarily cash balances, net	686	1,358	1,285
Net investment income	4,142	6,593	5,939

Pre-tax net realized gain or loss on investments is as follows for each of the years ended December 31 (in thousands):

	2011	2010	2009
Gross realized gains:
Fixed maturities	$213	$4,272	$1,535
Equity securities and other investments	25,236	14,709	16,573
Total gain	25,449	18,981	18,108
Gross realized losses:
Fixed maturities	(6)	(23)	(5,225)
Equity securities and other investments	(2,286)	(443)	(19,639)
Total loss	(2,292)	(466)	(24,864)
Net realized gain (loss)	$23,157	$18,515	$(6,756)

Realized Gains

The realized gains reported in 2011 is comprised of $9.4 million and $15.8 million on foreign and domestic equity securities, respectively. In 2010 and 2009, the Company reported realized gains of $9.6 million and $5.1 million and $5.9 million and $9.8 million on foreign and domestic equity securities, respectively. Also included in realized gains for 2009 is a gain of $8.2 million gain recorded on the deconsolidation of Spigit (see Investment in Unconsolidated Affiliate, below).

Realized Losses

In addition to losses that result from sale transactions, realized losses also include impairment charges on securities.  During 2011, 2010 and 2009, the Company recorded other-than-temporary impairments of $1.9 million, $365,000, and $18.8 million, respectively, on debt and equity securities to recognize other-than-temporary declines in value.  In addition, during 2009, the Company sold Global Equity Corporation, a previously consolidated subsidiary, which held investments in Canadian real estate partnerships, and reported a loss on the sale of $5.5 million.  The majority of the reported loss results from accumulated foreign currency adjustments of $6.6 million that were part of the carrying value of the subsidiary.  Such adjustments were previously recorded in other comprehensive income.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months (in thousands):

	2011		2010
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
US Treasury securities	$553		$3,494	$64
Corporate bonds	3,770	$67	11,286	196
	4,323	67	14,780	260
Marketable equity securities	7,847	461	5,907	459
Total	$12,170	$528	$20,687	$719

	2011		2010
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$2,818	$57	$7,053	$479
Marketable equity securities	2,757	749	2,534	482
Total	$5,575	$806	$9,587	$961

Marketable equity securities:  The Company’s investments in marketable equity securities totaled $41.7 million at December 31, 2011, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets. At December 31, 2011, the Company reviewed all of its equity securities in an unrealized loss position and concluded certain securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. The securities that were deemed other-than-temporarily impaired were recorded as an impairment loss in the period. The Company recorded impairment losses of $1.9 million, $365,000 and $13.6 million, respectively, for the years ended December 31, 2011, 2010 and 2009.

Corporate Bonds and U.S. Treasury Obligations: The Company owns various fixed maturity bonds in its portfolio. The U.S. Treasury, municipal, and government-sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements for the insurance companies. The remainder of the bond portfolio consists of corporate bonds, which are purchased on a case by case basis depending on the maturity date, yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer.  At December 31, 2011, there were unrealized losses on certain bonds in the portfolio. The Company did not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity.  During 2011 and 2010, the Company did not record any impairment charges on fixed maturity securities.  During 2009, the Company recorded impairment charges on corporate bonds of $5.2 million.

Investment in Unconsolidated Affiliate:

The Company’s share of the loss reported by Spigit during 2011 and 2010 was $5.3 million and $3.7 million respectively.  During 2009, for the period from deconsolidation to the end of 2009 the Company’s share of the reported loss was $277,000.  In addition, in 2009, the Company recorded a gain on deconsolidation of Spigit of approximately $8.2 million before income taxes, which is included in net realized gain (loss) on sale and impairment of investments, in the accompanying consolidated statements of operations.

The losses recognized in 2011 reduced the carrying value of the investment to zero at December 31, 2011. At December 31, 2010, the investment was carried at $5.2 million and is reported in other investments in the accompanying balance sheets.
As the total losses recorded to date on the investment in Spigit have reduced the carrying value to zero at December 31, 2011, the Company will not report any additional losses generated by Spigit unless the Company decides to invest additional capital into Spigit. There are no plans or obligations to invest additional capital at this time.
During 2011, Spigit, Inc. raised additional capital in two separate financings and as a result, the Company's ownership dropped from 37% to 30% as of December 31, 2011. The Company maintained its 37% interest during 2010.  During 2009, the Company deconsolidated Spigit and changed its accounting from consolidation to the equity method of accounting due to the reduction in voting ownership from over 50% to approximately 37%.

The following is unaudited summarized financial information of Spigit as of and for the year ended December 31, 2011 and December 31, 2010 (in thousands):

	2011	2010
Current assets	$9,061	$6,602
Noncurrent assets	$1,019	$656
Current liabilities	$18,163	$8,598
Revenue	$9,351	$4,815
Gross margin	$5,785	$3,843
Loss from continuing operations and net loss	$25,173	$10,140

Financial Fair Value Measurements:

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2011 and 2010, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company owns $29.3 million of available-for-sale equity securities that trade on an over-the-counter bulletin board market.  At December 31, 2011, the Company classified $19.5 million of those securities as Level 2 due to the trading volumes being lower than normal, coupled with wide bid/ask spreads, lack of current publicly available information, or few or no recent transactions. There were no significant transfers between level 1 and level 2 during the year ended December 31, 2011 or 2010.

In 2011, the Company entered into a board crush margin hedge (the "swap") with an international bank. The purpose of the swap is to hedge the crush margin of the canola seed crushing facility that the Company anticipates will become operational in the third quarter of 2012. The swap begin at the time of estimated initial production for a notional quantity of 16,500 tons per month (approximately 55% of anticipated capacity) and swaps the floating price of the crush margin (the margin produced from the sale of canola oil and canola meal less the cost of canola seed) for a fixed price for a period of six months to March 2013. The Company may enter in to further  swap agreements over the course of the next few months with the same counterparty for up to 80% of estimated future production. The swap qualifies as a financial instrument and is a cash-flow derivative that does not qualify for hedge accounting treatment. As such, the loss on this contract is reported in operating and other costs and the liability is included in other liabilities in the accompanying consolidated financial statements.

A description of the levels follows the table below.

At December 31, 2011 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Available-for-sale investments (A)	$58,739	$19,537		$78,276
Liabilities
Deferred compensation (B)	$36,315			$36,315
Derivative instrument (C)		$2,511		$2,511

At December 31, 2010 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
Available-for-sale investments (A)	$132,677	18,743		$151,420
Liabilities
Deferred compensation (B)	$37,879			$37,879

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
(C) The derivative financial instrument is classified as level 2 because the inputs are directly observable, such as quoted market prices for relevant commodity futures contracts. Derivative financial instruments are valued based on the difference of the arithmetic average of the quoted market price of the relevant underlying, multiplied by the notional quantities and the arithmetic average of the prices specified in the instrument multiplied by the notional quantities.

Non-Financial Fair Value Measurements:
The following table sets forth the Company's non-financial assets that were measured at fair value on a non-recurring basis for the year ended December 31, 2011 and 2010, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset (in thousands):

Year Ended December 31, 2011:

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
(1) Intangible asset (exclusive right to use infrastructure and associated water credits)			$84,890	$16,224
(2) Real estate and options to purchase real estate			$579	$5,180

(1)
As of December 31, 2011, the Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $101.1 million that was written down to its implied fair value of $84.9 million, resulting in an impairment charge of $16.2 million, which was included in earnings for December 31, 2011. The implied fair value was calculated using a discounted cash flow model that incorporated a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, and timing of sales, and costs. Given the continued dramatic and prolonged slow-down in housing starts and sales in the North Valleys of Reno, Nevada, and the recent decline in market prices for similar assets, the Company adjusted its assumptions and judgments in the model by reducing the price and lengthening the timing of absorption of water sales from the original projections.

(2) As of December 31, 2011, the Company had a non-recurring fair value measurement for real estate and real estate option contracts with a carrying amount of $5.7 million that was written down to its implied fair value of $579,000 resulting in an impairment charge of $5.2 million, which was included in earnings for the year ended December 31, 2011. The implied fair value was calculated using a discounted cash flow model that incorporated a wide range of assumptions including current asset pricing, and timing of sales, and costs. Given the current facts and circumstances in certain of the real estate markets where the Company owns and develops real estate, including recent declines in market prices for similar assets, the Company adjusted its assumptions and judgments in its cash flow models by reducing prices, increasing costs and lengthening the timing of sales from the original projections.

Year Ended December 31, 2010:

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

Disclosures About Fair Value Of Financial Instruments:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that fair value:

– –
Cash and Cash Equivalents:  Carrying amounts for these items approximate fair value because of the short maturity of these instruments.  The majority of the cash balance is held in the Federated Government Obligations Money Market.

– –
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

– –	Debt: Carrying amounts for these items approximates fair value because they are based on current interest rates.

The table below presents the carrying values and estimated fair values for certain of the Company’s financial instruments at December 31, 2011 (in thousands).

	December 31, 2011
	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$125,547	$125,547
Investments in debt securities	$36,598	$36,598
Equity securities	$41,678	$41,678
Notes and other receivables, net	$6,893	$6,893
Reinsurance receivables	$15,475	$15,475
Financial liabilities:
Debt	$93,431	$93,431
Derivative liability	$2,511	$2,511

3.	DEBT:

Swiss Debt:

At December 31, 2011, the Company had three loan facilities with a Swiss bank for a maximum of $21.8 million (20.5 million CHF) used to finance the purchase of investment securities in Switzerland.  The loan facilities may be canceled immediately by either party by written notice and do not impose any financial or operational restrictions on the Company.  The total Swiss borrowings bear interest at a weighted average of 3.74% and are collateralized by the Company’s Swiss investments.

Mortgage Debt:

At December 31, 2011, the Company’s total mortgage debt of $30.9 million has a weighted average interest rate of 5.44% and is due at various dates between 2012 and 2036.  During 2010, the Company financed the purchase and development of real estate with $5.4 million of debt at a weighted annual interest rate of 9.6%.

Construction Financing Debt:
During the year ended December 31, 2011, Northstar entered into a credit agreement with various lenders and ING Capital, LLC. Under the agreement, the lenders committed to loan Northstar up to (i) $89.5 million pursuant to senior secured, multi-draw term loans to fund construction of the project and (ii) $10.5 million pursuant to a senior secured revolving credit facility to fund working capital upon project completion. Interest will accrue under the facility at a variable rate that is currently 5% per year. Repayment of principal and interest on the term loans will be made quarterly with a final balloon repayment of principal on the earlier of the fifth anniversary of the project construction completion date and April 15, 2018. The revolving credit facility will be available until the earlier of either the fifth anniversary of project construction completion or April 15, 2018. Repayment of the loans may be accelerated by the lenders in the event certain covenants or conditions are not met. As of December 31, 2011, Northstar had drawn $46 million under the loan and expects to borrow the remaining balance by the third quarter of 2012.

Construction Financing Covenants:
The credit agreement contains the following significant financial covenants and the Company was in compliance with each covenant at and for the year ended December 31, 2011.

1) Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any fiscal quarter to be more than 0.60 to 1.00. Debt to adjusted capitalization ratio is, as of any date, defined as the ratio of (a) total debt as of such date to (b) the sum of (i) total debt as of such date plus (ii) PICO Northstar, LLC's (parent company of Northstar) consolidated shareholders' equity as of such date plus (iii) an amount equal to the difference of (x) an amount equal to development expenses in an amount not to exceed $8.4 million incurred in connection with the canola seed processing plant and integrated refinery but solely to the extent such development expenses are treated as current expenses (and are not capitalized) on the financial statements of Northstar in accordance with U.S. GAAP minus (y) the amount of development expenses referenced in clause (x) above that would have been amortized as of such date in accordance with U.S. GAAP had such development expenses been capitalized and not currently expensed.

2) Debt Service Coverage Ratio: Northstar will not permit its debt service coverage ratio to be less than1.75 to 1.00 as of the last day of any fiscal quarter, beginning with the second full fiscal quarter ending after the project construction completion date, calculated for the four consecutive fiscal quarter period ending on each such date. Debt service coverage ratio is, for any period, defined as the ratio of (a) earnings before interest, taxes, depreciation and amortization (EBITDA) of Northstar and any of its subsidiaries for such period less (i) consolidated capital expenditures for such period (excluding that portion of consolidated capital expenditures that is financed by indebtedness (other than the obligations)) less (ii) permitted tax distributions with respect to such period less (iii) any other distributions made by the PICO Northstar, LLC to its members during such period to (b) debt service for such period.

3) Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $60 million. Net worth is as of any date, defined as the amount by which Northstar's total assets exceed its total liabilities, determined on a consolidated basis in accordance with U.S. GAAP.
In connection with the credit agreement, PICO entered into a standby purchase agreement with ING, under which ING has the right to cause PICO to become a lender under the credit agreement, and agreed to make further equity contributions to Northstar to cover any costs overruns in construction costs (none at December 31, 2011 and none projected). Under the original terms of the credit facility underwriting, ING had the right to require PICO to purchase up to $50 million if the facility was not fully syndicated by May 31, 2011. ING had syndicated $83.3 million of the $100 million resulting in a total commitment of up to $16.7 million due from PICO. Prior to December 31, 2011, PICO assigned its entire $16.7 million debt commitment to third parties.
Until the construction expenses are paid in full and the project construction completion date has occurred, the proceeds of the term loans shall be used solely (a) to finance construction expenses and to fund the initial deposit by Northstar into the debt service reserve account, and (b) to finance the purchase of initial canola seed inventory for processing. Thereafter, the proceeds of the term loan shall be used for general corporate purposes. The proceeds of the working capital facility loans shall not be used (i) to finance the payment of any construction expenses (ii) for the payment of any dividend or distribution, (iii) to finance inventory located in Canada having a cost basis in excess of $1 million, or (iv) to finance inventory located in any province in Canada other than Manitoba.

Northstar will not declare, pay or make any dividend or distribution (in cash, property or obligations) provided, however, that so long as (i) no event of default has occurred and is continuing, (ii) Northstar is in compliance with all financial covenants, and (iii) after giving effect to such distribution, Northstar's liquidity is not less than $3 million ,
The following is a detail of the Company’s debt at December 31, 2011 and 2010 (in thousands):

	2011	2010
Construction Financing Debt:
5% fixed payments due from 2013 - 2018	$46,000
Swiss Debt:
4.4% fixed due in 2011		$4,821
3.7% fixed due in 2014	13,309	13,392
3.8% fixed due in 2014	3,194	3,214
Mortgage Debt:
4% to 4.5% fixed payment due from 2011 - 2012	8,721	8,849
5% fixed payments due from 2014 - 2016	5,276
6% to 6.5% fixed payments due from 2010 - 2036	10,432	4,982
8% fixed payments due from 2010 - 2013	893	1,291
10% fixed payments due from 2012 - 2013	5,606	7,590
12% fixed payments due from 2011		1,604
	$93,431	$45,743

The Company’s future minimum principal debt repayments for the years ending December 31 are as follows (in thousands):

Year
2012	$8,897
2013	17,586
2014	29,362
2015	5,979
2016	5,979
Thereafter	25,628
Total	$93,431
The Company capitalized $2.1 million and $670,000 of interest in 2011 and 2010, respectively, related to construction and real estate development costs.

4.	REAL ESTATE AND WATER ASSETS:

The cost assigned to the various components of real estate and water assets at December 31, is as follows (in thousands):

	2011	2010
Real estate	$161,733	$172,001
Real estate improvements, net of accumulated amortization of $8.3 million in 2011 and $7.4 million in 2010	8,197	8,830
Water and water rights	79,020	73,625
Pipeline rights and water credits at Fish Springs	84,890	101,114
	$333,840	$355,570

For the three years ended December 31, 2011, amortization of leasehold improvements was $879,000, $880,000 and $852,000, respectively. The carrying value of intangible assets not subject to amortization is $111.4 million and $127.6 million at December 31, 2011 and 2010, respectively.

Impairment Losses during 2011:

In response to specific events and changes in circumstances during 2011, the Company completed impairment testing for its intangible assets. The fair value of these assets is calculated using discounted cash flow models that incorporate a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, and timing of sales, and costs. These models are sensitive to minor changes in any of the input variables. Given the dramatic and prolonged slow-down in housing starts and sales in the North Valleys of Reno, Nevada, and the recent decline in market prices for similar assets, the Company adjusted its assumptions and judgments in the model for the price, timing and absorption of water sales from our prior projections for the Fish Springs water credits and pipeline rights and Carson Lyon water assets. These changes in assumptions and judgments resulted in a fair value of the Fish Springs asset of approximately $84.9 million compared to its carrying value of $101.1 million. Consequently, an impairment charge of $16.2 million was recorded in the third quarter of 2011, to reduce the carrying value to fair value. This is the only such impairment charge recorded on this asset and is reported in the statement of operations within impairment loss on real estate and water assets and is included in the results of operations of the water resource and water storage segment. There were no other impairment charges on any other intangible assets recorded in the period.

During the fourth quarter of 2011, the Company recorded impairment losses on certain of its real estate assets due to the state of the housing market that has impacted the timing and potential sales proceeds of certain projects, primarily located in outlying areas of Fresno, California. The Company adjusted its assumptions and judgments in the cash flows for revenues and costs. These changes in assumptions resulted in cash flows that did not support recovery of the carrying value of the project and as a result, the Company recorded an impairment loss of $5.2 million which represents the difference between the estimate of fair value of the projects and their carrying value. The loss is reported in the statement of operations within impairment loss on real estate and water assets and is included in the results of operations of the real estate operations segment. There were no real estate impairment charges recorded in 2010 or 2009.

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

The Company did not identify any other impairments on its real estate or water assets during the year ended December 31, 2011, 2009 or 2008.

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

Fish Springs Pipeline Rights and Water Credits:

At December 31, 2011 and 2010, pipeline rights and water credits at Fish Springs Ranch included $92.7 million of direct construction costs, $6.4 million for the 7,987 acre-feet of water credits and $2 million of capitalized interest.  As the Company sells water credits to end users, the costs of the pipeline rights will be reported as cost of water sold.  No water credits were sold during 2011, 2010 or 2009.

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

There is 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch.  The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area.  The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year.  The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water.  Currently Fish Springs does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.  Consequently, for the year ended December 31, 2008, the Company accrued settlement expense of $7.3 million.  In January 2008, the Company paid $3.1 million to the Tribe and the final payment of $3.6 million has been accrued for as of December 31, 2011, and is not due until the settlement agreement has been ratified by the United States Congress.

5.	NOTES AND OTHER RECEIVABLES, NET:

Notes and other receivables consisted of the following at December 31 (in thousands):

	2011	2010
Notes receivable, net	$2,817	$6,503
Interest receivable	671	424
Other receivables	3,405	2,324
	$6,893	$9,251

6.	FEDERAL, FOREIGN AND STATE CURRENT AND DEFERRED INCOME TAX:

The Company and its U.S. subsidiaries file a consolidated federal income tax return. Companies that are less than 80% owned file separate federal income tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	2011	2010
Deferred tax assets:
Deferred compensation	$14,544	$15,633
Basis difference on investment	194	127
Impairment charges on securities	4,410	8,149
Impairment charges on water assets	13,974	8,425
Impairment charges on real estate	2,041
Capitalized expenses	3,073	2,542
Net operating losses and tax credit carryforwards (primarily state attributes)	4,486	1,998
Legal settlement expense	1,293	1,337
Accumulated foreign currency translation adjustments	2,813	2,154
Unearned revenue	710	597
Employee benefits, including stock-based compensation	5,433	4,927
Excess tax basis in affiliate	1,943
Other	2,302	3,814
Total deferred tax assets	57,216	49,703
Deferred tax liabilities:
Unrealized appreciation on securities	2,544	10,826
Revaluation of real estate and water assets	5,118	5,493
Foreign receivables	5,088	5,024
Real estate installment sales	647	1,589
Excess tax basis in affiliate	—	1,795
Other	153	1,322
Total deferred tax liabilities	13,550	26,049
Valuation allowance	(43,666)	(3,615)
Net deferred income tax asset	$—	$20,039

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management's conclusions as to the ultimate realization of deferred tax assets.

The increase in valuation allowance at December 31, 2011 is primarily attributed to the establishment of a full valuation allowance against the Company's net federal deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Reliance on future U.S. taxable income as an indicator that a valuation allowance is not required is difficult when there is negative evidence such as the Company's cumulative losses in recent years. In considering the evidence as to whether a valuation allowance is needed, the existence of cumulative losses in recent years is a factor that is accorded significant weight in the Company's assessment. As a result, a determination was made that there was not sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that these deferred tax assets would be realized. Therefore, the Company has provided a full valuation allowance against the Company's net deferred tax assets. This assessment will continue to be undertaken in the future. The Company's results of operations may be impacted in the future by the Company's inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets. The Company's results of operations might be favorably impacted in the future by reversals of valuation allowances if the Company is able to demonstrate sufficient positive evidence that the Company's deferred tax assets will be realized. Furthermore, any income reported in future periods from the sale of assets or the operations of Northstar, would represent objective positive evidence and may result in a full or partial reversal of the valuation allowance.

The Company has state net operating loss carryforwards of approximately $58 million at December 31, 2011 that will expire at various times beginning in 2016 through 2031, if not utilized. The Company also has federal foreign tax credit carryforwards of approximately $1.1 million, as a result of foreign taxes paid in the foreign jurisdiction. These carryforwards will begin to expire in 2020, if not utilized.

Pre-tax income or loss from continuing operations for the years ended December 31, was under the following jurisdictions (in thousands):

	2011	2010	2009
United States	$(15,685)	$(16,142)	$(40,523)
Foreign		(3,696)	(219)
Total pre-tax loss	$(15,685)	$(19,838)	$(40,742)

Income tax expense or benefit from continuing operations for each of the years ended December 31 consists of the following (in thousands):

	2011	2010	2009
Current tax expense (benefit):
United States Federal and state	$791	$(1,277)	$(20,634)
Foreign		1,045	(92)
	791	(232)	(20,726)
Deferred tax expense (benefit):
United States Federal and state	28,033	(9,250)	704
Foreign		(1)	762
	28,033	(9,251)	1,466
Total income tax provision (benefit)	$28,824	$(9,483)	$(19,260)

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows (in thousands):

	2011	2010	2009
Federal income tax provision at statutory rate	$(5,490)	$(6,943)	$(14,260)
Change in valuation allowance	40,051	(221)	3,249
State taxes, net of federal benefit	(2,882)	692	(5,209)
Change in liability for uncertain tax positions	(512)	(1,687)	(2,476)
Nondeductible compensation	1,421	815	311
Previously untaxed earnings and profits from foreign subsidiaries			(1,710)
Tax rate change through OCI	(668)	(708)	(350)
Equity in loss of unconsolidated affiliate	(1,853)	(1,301)	(97)
Basis difference on sale of subsidiary			2,402
Deferred Compensation – amounts no longer subject to §162(m)			(2,000)
Other	(1,243)	(130)	880
Total income tax provision (benefit)	$28,824	$(9,483)	$(19,260)

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	2011	2010	2009
Balance at beginning of year	$567	$2,592	$12,608
Additions for tax positions related to the current year
Reductions due to expiration of assessment period	(567)	(2,025)	(10,016)
Balance at end of year	$0	$567	$2,592

The decrease in balance on unrecognized tax benefits was primarily as a result to the closure of an open tax year for various state income tax issues. Consequently, at December 31, 2011, the Company had no uncertain tax positions or any related accrued interest.

The Company is subject to taxation in the U.S. and various states jurisdictions. As of December 31, 2011, the Company's statute is open from 2008 forward for federal and from 2007 for state tax purposes. The Company's 2008 and 2009 federal income tax return is under examination by the U.S. Internal Revenue Service and the Company's 2006 through 2008 California income tax returns are under examination by the California Franchise Tax Board. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or results of operations.

7.	PROPERTY AND EQUIPMENT, NET:

The major classifications of the Company’s fixed assets are as follows at December 31 (in thousands):

	2011	2010
Construction in progress	$106,353	$10,460
Office furniture, fixtures and equipment	5,747	4,946
Buildings and improvements	818	770
	112,918	16,176
Accumulated depreciation	(4,074)	(3,586)
Property and equipment, net	$108,844	$12,590

Construction in progress represents amounts capitalized for construction and equipment for the canola seed crushing plant being built in Hallock, Minnesota.  The plant is estimated to cost approximately $158 million and is expected to be completed and placed in service in the third quarter of 2012.

Depreciation expense was $585,000, $448,000, and $373,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

8.	SHAREHOLDERS’ EQUITY:

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

A summary of activity of RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2011	594,000	4,200
Granted	—	5,046
Vested	—	(4,200)
Outstanding and unvested at December 31, 2011	594,000	5,046
Unrecognized compensation cost, expected to be recognized over the next 3 years (in thousands)	$10,023	$62

Restricted Stock Units (RSU):

In October 2010 and March 2009, the Company awarded to various officers 454,000 RSU that will vest in 2014, and 300,000 RSU that will vest in 2012, respectively. RSU entitle the recipient, who must be continuously employed by the Company until the vesting date, unless employment contracts stipulate otherwise, the right to receive one share of PICO common stock with no monetary payment required. RSU do not vote and are not entitled to receive dividends. The total fair value of the awards was $13.9 million and $5.9 million at the date of grant for the 2010 and 2009 awards, respectively based on the Company’s closing stock price on the respective date of grant. Compensation expense is recognized ratably over the vesting period for each grant. The Company recorded $4.4 million, $3.8 million and $1.6 million of compensation expense for the awards during 2011, 2010 and 2009, respectively.

Restricted Stock Awards (RSA):

Granted in 2011 and 2010:

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

Stock-Settled Stock Appreciation Right:

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining
Outstanding at January 1, 2011	1,822,079	$36.15	5.5	years
Expired	(10,000)	$33.76
Outstanding and exercisable at December 31, 2011	1,812,079	$36.16	4.5	years

At December 31, 2011, none of the outstanding SAR were in-the-money.

There were no SAR granted or exercised during 2011, 2010 or 2009. However, 10,000 SAR expired worthless during 2011. There was no compensation expense recognized for SAR during the year ended December 31, 2011 as there were no unvested SAR during the period. Compensation expense recognized for SAR for the years ended December 30, 2010, and 2009 was $728,000 and $2.8 million respectively.

The fair value of each SAR awarded was estimated on the grant date using a Black-Scholes option pricing model that uses various assumptions and estimates to calculate a fair value as described below.

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

Expected volatility	29% — 31%
Expected term	7 years
Risk-free rate	4.3% — 4.7%
Expected dividend yield	—%
Expected forfeiture rate	—%

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

Common Stock Offerings

During 2009, the Company completed public offerings of its common stock of 3,750,000 shares at a price of $27 per share.  The net proceeds from the offerings were $95.7 million, after deducting $5.5 million offering expenses.  The offerings were made pursuant to the Company’s universal shelf registration statement on Form S-3 that was declared effective on December 3, 2007.

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

	2011	2010
Estimated reinsurance recoverable on:
Unpaid losses and loss adjustment expense	$15,292	$13,987
Reinsurance recoverable on paid losses and loss expenses	183	564
Reinsurance receivables	$15,475	$14,551

Unsecured reinsurance risk is concentrated in the companies shown in the table below along with their AM Best Rating.  The Company remains contingently liable with respect to reinsurance contracts in the event that reinsurers are unable to meet their obligations under the reinsurance agreements in force.

CONCENTRATION OF REINSURANCE AT DECEMBER 31, 2011
(In Thousands):

	Reported Claims	Unreported Claims	Reinsurer Balances
General Reinsurance (A.M Best rating: A++)	$7,816	$7,128	$14,944
Swiss Reinsurance America Corp (A.M. Best rating: A+)	163	61	224
All others	214	93	307
	$8,193	$7,282	$15,475

The following is the net effect of reinsurance activity on the consolidated financial statements for each of the years ended December 31 for losses and loss adjustment expense or recovery (in thousands):

	2011	2010	2009
Direct	$2,171	$618	$(1,596)
Assumed	(19)	—	—
Ceded	(2,375)	(490)	251
	$(223)	$128	$(1,345)

10.	RESERVES FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSES:

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

Activity in the reserve for unpaid claims and claim adjustment expenses was as follows for each of the years ended December 31 (in thousands):

	2011	2010	2009
Balance at January 1	$22,816	$24,175	$27,773
Less reinsurance recoverable	(13,987)	(14,527)	(15,877)
Net balance at January 1	8,829	9,648	11,896
Incurred loss and loss adjustment expense (recovery) for prior accident year claims	(223)	128	(1,345)
Payments for claims occurring during prior accident years	(606)	(947)	(903)
Net change for the year	(829)	(819)	(2,248)
Net balance at December 31	8,000	8,829	9,648
Plus reinsurance recoverable	15,292	13,987	14,527
Balance at December 31	$23,292	$22,816	$24,175

Physicians did not report any material development in its reserves during 2011 or 2010 but reported positive development of $1.3 million during 2009, in its medical professional line of business.  There were no material changes in reserves within Citation during 2011 or 2010. However, in 2009, Citation’s property and casualty line reported positive development of $2.3 million offset by adverse development in its workers’ compensation line of $2.3 million.

11.INCENTIVE COMPENSATION PLAN AND EMPLOYEE BENEFITS:

Incentive Compensation Plans:

Certain officers of PICO Holdings are eligible to receive an annual incentive compensation award based on the growth of the Company’s book value per share during the year.  To earn an award, the increase in book value per share must exceed a threshold of 80% of the annual total return of the S&P 500 for the previous five years.  If the increase in book value per share exceeds this threshold, the incentive compensation award is 7.5% of the increase in book value per share, multiplied by the number of shares outstanding at the beginning of the year.  The resulting award is paid in cash.  No compensation was earned under this plan during 2011 or 2010.  For the year ended December 31, 2009, the book value per share was in excess of the threshold and an aggregate award of $900,000, less applicable withholding taxes was paid to the participants.

Certain officers of Vidler Water Company are eligible to receive an annual incentive award based on the combined net income, after certain adjustments, of Vidler and Nevada Land.  No such award was earned in 2011 or 2010.

All employees of UCP, provided they meet certain requirements, can be eligible to receive an annual incentive compensation award based on generating returns on the sale of real estate projects that are in excess of certain hurdles on equity capital provided by the Company.  No compensation has been earned under this plan.

In 2011, we entered into an agreement whereby certain officers of Northstar are eligible to receive an annual incentive award based on the net income of Northstar, after certain adjustments.  No award was earned in 2011.

Employee Benefits:

The Company maintains a 401(k) defined contribution plan covering substantially all employees of the Company.  Matching contributions are based on a percentage of employee compensation.  In addition, the Company may make a discretionary profit sharing contribution at the end of the fiscal year within limits established by the Employee Retirement Income Securities Act.  Total contribution expense to the plan for the years ended December 31, 2011, 2010, and 2009 was

$678,000, $643,000, and $519,000, respectively.

12.	REGULATORY MATTERS:

The regulations of the Departments of Insurance in the states where the Company’s insurance subsidiaries are domiciled generally restrict the ability of insurance companies to pay dividends or make other distributions.  Based upon statutory financial statements filed with the insurance departments as of December 31, 2011, $6.2 million was available for distribution by the Company’s wholly owned insurance subsidiaries to the parent company without the prior approval of the Department of Insurance in the states in which the Company’s insurance subsidiaries are domiciled.  At December 31, 2011, the total statutory surplus in the insurance companies that would require Department of Insurance approval before distribution was $51.4 million.

13.	COMMITMENTS AND CONTINGENCIES:

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2014.  Rent expense for the years ended December 31, 2011, 2010 and 2009 for office space was $754,000, $745,000, and $788,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2012	$761
2013	690
2014	592
2015	440
2016	376
Thereafter	856
Total	$3,715

The Company is subject to various other litigation matters that arise in the ordinary course of its business. Certain of our insurance subsidiaries are frequently a party in claims proceedings and actions regarding insurance coverage, all of which are considered routine and incidental to our business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material effect on the consolidated financial position, results of operations, or cash flows of the Company. Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc:
On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the "Derivative Actions"). The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote. On September 30, 2011, the Company removed each of the Derivative Actions to the United States District Court, Southern District of California. On October 7, 2011, the Company filed motions to dismiss each of the Derivative Actions. On October 13, 2011, the plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego, and on October 24, 2011 the plaintiff in each of the Derivative Actions filed an opposition to the Company's motions to dismiss. On October 31, 2011, the Company filed an opposition to the plaintiffs' motions to remand and reply briefs in support of the Company's motions to dismiss. On November 7, 2011, the plaintiff in each of the Derivative Actions filed a reply brief in support of their motions to remand. Hearings on the motions to dismiss and motions to remand will be held upon request of the Court. On January 6, 2012, the District Court granted in part, the Company's motion to dismiss, dismissing plaintiff's claim for a declaratory judgment that the May 13, 2011, adverse shareholder advisory vote rebutted the business judgment rule. The District Court declined to rule on the Company's motion to dismiss the remaining claims alleged by plaintiffs. The District Court, in its January 6, 2012 order, also granted plaintiff's motion to remand in part and remanded plaintiff's remaining causes of action to State Court. On February 3, 2012, the plaintiff appealed the order dismissing the plaintiff's claim. On February 9, 2012, the Company filed a cross-appeal on the order remanding the remaining claims. The plaintiff will file and serve its opening brief on May 14, 2012 and the Company will file its answering brief on June 13, 2012. The plaintiff will file its reply brief on July 13, 2012. On remand, on February 17, 2012, the Superior Court of California signed a stipulation consolidating this case with a related action titles Assad v. Hart, et al. On March 1, 2012, the Company filed a motion to stay.

A hearing on the Company's motion to stay is scheduled for March 29, 2012. An estimate of the possible range or outcome of this litigation cannot be made. However, the Company does not believe this litigation will result in a material impact to the consolidated financial statements.

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. No material developments occurred relating to this dispute or the settlement agreement during 2011.

14.	RELATED-PARTY TRANSACTIONS:

The Company entered into a three year employment agreement with Mr. John R. Hart, President and Chief Executive Officer effective from October 2011 to December 31, 2014.

The agreement provided for the following:

•An initial base salary of $2 million for 2011, and standard benefits package, subject to an annual cost of living adjustment, subject to Compensation Committee approval.

•An incentive award based on the growth of the Company's book value per share during the fiscal year, above a threshold.  The threshold above which an incentive award is earned is 80% of the S&P 500 total return for the five previous years.  If the increase in book value per share exceeds this threshold, the incentive award is equal to 7.5% multiplied by the number of shares outstanding at the beginning (January 1) of the applicable year.  The award earned for an applicable year is subject to proration if Hart's employment is terminated other than for cause or if he resigns for good reason.  For 2011 and 2010, the growth in book value per share did not exceed the threshold and no incentive award was earned.  For 2009, the increase in book value per share did exceed the threshold and an incentive award of $509,000 was earned.

•Termination benefits for a termination for other than cause, or termination by employee for good reason would provide for payment of the following:

•Base salary earned to date of termination;
•All accrued and unused vacation;
•All vested equity interests (including RSU and SAR) and all vested deferred compensation.
•Lifetime health benefits; and
•Cash compensation that is equal to the greater of (a) the base salary for the term, minus the amount previously paid to him from the effective date of the agreement to the date of termination, or (b) two times his base salary in effect at the date of the termination.

•
Termination benefits for a termination for cause, would provide for payment of base salary earned to the date of the termination, all accrued and unused vacation, all vested equity interests (including RSU and SAR), and vested deferred compensation.

On February 28, 2011, the Company entered into a consulting agreement (the “Consulting Agreement”) with the Company’s non-executive chairman, Ronald Langley. The consulting services that Mr. Langley will provide to the Company include the identification and analysis of public equity investment opportunities and related advice. Pursuant to the Consulting Agreement, the Company will compensate Mr. Langley for his services as they relate to individual investment opportunities only if the Company’s total return on such investment exceeds twenty percent (20%) compounded per annum; Mr. Langley will receive compensation based on the Company’s net realized gain from any such investments. During 2011, the Company paid $155,000 to Mr. Langley under this agreement for investment returns that met the required threshold.
During 2011, the Company loaned $165,000 to Northstar Agri Industries, LLC, the owner of the 12% interest in Northstar. The proceeds were used to finance certain operating costs of Agri Industries, LLC. Interest is charged at approximately 10% per annum, based on LIBOR plus 920 basis points, the maximum amount that may be borrowed is $250,000 and the balance payable is due on demand.

On December 31, 2010, the Company and Maxim C.W. Webb, Executive Vice President, Chief Financial Officer and Treasurer entered into an agreement to modify the terms of Mr. Webb's employment with the Company (the “Agreement”). Pursuant to the Agreement, Mr. Webb's prior employment agreement dated March 3, 2009 was surrendered and terminated.  Mr. Webb's employment with the Company continues on an at will basis and he is eligible to receive severance benefits only in accordance with the Company's current benefit plans that are available to employees of the Company generally.  The Agreement provides for a base salary of $500,000 in 2011.  The Agreement further provides for Mr. Webb to receive an annual incentive award as summarized in the disclosure regarding Incentive Compensation Plans above in Note 11.

The Company has agreements with its President and CEO, and certain other officers and non-employee directors, to defer compensation into Rabbi Trust accounts held in the name of the Company.  The total value of the deferred compensation obligation for all participants at December 31, 2011 is $36.3 million and is included in accompanying consolidated balance sheets.  This total includes a fair value of $465,000 of PICO stock with the balance in various publicly traded equities and bonds.  Within these accounts at December 31, 2011, the following officers and non-employee directors are the beneficiaries of the following number of PICO common shares:  Mr. John Hart owns 19,940 PICO shares; and Mr. Carlos Campbell owns 2,644 PICO shares.  The trustee for the accounts is Union Bank.  The accounts are subject to the claims of outside creditors, and the shares of PICO common stock held in the accounts are reported as treasury stock in the consolidated financial statements.

On August 13, 2010, the Company invested $2.1 million in exchange for 273,229 shares of Series D Convertible Voting Preferred Stock of Synthonics, Inc.  Kenneth J. Slepicka, a director of the Company, is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics, Inc.  The investment is held at cost and classified as other investment in the accompanying consolidated financial statements.

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

The following table includes unaudited information for the Company’s insurance subsidiaries reported on a statutory basis as of and for each of the three years ended December 31, 2011 (in thousands):

	2011	2010	2009
Physicians Insurance Company of Ohio:
Policyholders’ surplus	$31,352	$43,113	$50,823
Statutory net income (loss)	$6,232	$322	$(4,302)
Citation Insurance Company:
Policyholders’ surplus	$20,025	$20,207	$20,109
Statutory net income (loss)	$1,462	$1,651	$(1,200)

Both Citation and Physicians meet the minimum risk based capital requirements under the applicable insurance regulations.

16.	SEGMENT REPORTING:

PICO Holdings, Inc. is a diversified holding company. The goal of the Company is to build and operate businesses where significant value can be created from the development of unique assets, and to acquire businesses which have been identified as undervalued and where its participation can aid in the recognition of the business's fair value. The Company accounts for its segments consistent with the significant accounting policies described in Note 1.
During the year ended December 31, 2011, the insurance in run off segment paid a dividend to the corporate segment, consisting of cash, a publicly traded equity security, and a subsidiary holding various investments in publicly traded equity securities, changing the composition of both segments. As a result, all prior period segment results, including total assets, revenues, and income or loss before taxes for the insurance in run off segment and corporate segment have been restated to reflect the change in the segment composition as of the beginning of the earliest period presented in this report.

Currently, the major businesses that constitute operating and reportable segments are owning and developing water resources and water storage operations through Vidler; owning and developing real estate through UCP; “running off” the property and casualty and workers’ compensation loss reserves of Citation and the medical professional liability loss reserves of Physicians; building and operating a canola oil processing plant through Northstar, and the acquisition and financing of businesses.

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

Real Estate Operations

PICO is engaged in real estate development operations through its subsidiary UCP, which operates primarily in California.  Until the final sale in fourth quarter of 2011, the segment results included sales of real estate from Nevada Land and Resource Company, which sold real estate in Nevada. The final acres of real estate owned were sold for $31 million. The ongoing revenues will be primarily from sales in UCP, although the Company does have other real estate holdings that could be sold from time to time.

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

Corporate

This segment consists of cash and fixed-income securities, a 30% equity interest in Spigit, deferred compensation assets and liabilities held in trust for the benefit of several officers and non-employee directors of the Company, and other parent company assets and liabilities.

The Company seeks to acquire businesses and interests in businesses which are undervalued based on fundamental analysis, that is, the assessment of what the business is worth, based on the private market value of its assets, earnings, and cash flow.  Typically, the business will be generating free cash flow and have a low level of debt, or, alternatively, strong interest coverage ratios or the ability to realize surplus assets.  As well as being undervalued, the business must have special qualities such as unique assets, a potential catalyst for change, or be in an industry with attractive economics.  The Company also acquires businesses and interests in businesses where there is significant unrecognized value in land and other tangible assets.

Agribusiness Operations

This segment is comprised of the 88% interest in the operations of Northstar. Northstar's business is to construct and operate a canola seed processing plant near Hallock, Minnesota.  It is anticipated that construction will be complete, and that the plant will commence production of canola oil and canola meal, in the third quarter of 2012. The plant will have initial crushing capacity of 1,000 tons per day.  Pending the completion of additional environmental permitting, it is estimated that the capacity can be increased to 1,500 tons per day at a cost of approximately $10.5 million.

During 2011 and 2010, the segment reported a loss from expenses and no operational revenues as the plant is still being built. The expenses represent primarily salaries and benefits, various overhead and other miscellaneous expenses for personnel.

Segment information by major operating segment follows (in thousands):

	Real Estate Operations	Water Resources and Water Storage Operations	Insurance Operations in Run Off	Corporate	Agribusiness Operations	Consolidated
2011
Total revenues	$57,085	$1,349	$20,313	$6,395	$9	$85,151
Net investment income	$483	$169	$1,136	$2,352	$2	$4,142
Depreciation and amortization	$36	$1,182	$20	$216	$10	$1,464
Income (loss) before income taxes	$3,550	$(22,231)	$18,973	$(10,553)	$(5,424)	$(15,685)
Equity in loss of unconsolidated affiliate				$(5,293)		$(5,293)
Total assets	$131,788	$207,385	$88,048	$134,266	$122,664	$684,151
Capital expenditure	$99	$230		$508	$91,031	$91,868
2010
Total revenues	$5,284	$3,066	$10,627	$13,197		$32,174
Net investment income	$774	$688	$1,764	$3,367		$6,593
Depreciation and amortization	$59	$1,168	$4	$124		$1,355
Income (loss) before income taxes	$(3,340)	$(18,240)	$8,817	$(7,075)		$(19,838)
Equity in loss of unconsolidated affiliate				$(3,717)		$(3,717)
Total assets	$146,897	$226,496	$114,872	$125,789	$78,448	$692,502
Capital expenditure	$113	$399	$3	$521	$5,838	$6,874
2009
Total revenues (charges)	$12,436	$4,334	$(3,225)	$2,487		$16,032
Net investment income	$960	$408	$1,626	$2,945		$5,939
Depreciation and amortization	$43	$1,076	$3	$168		$1,290
Loss before income taxes	$(1,156)	$(16,850)	$(3,214)	$(19,522)		$(40,742)
Equity in loss of unconsolidated affiliate				$(277)		$(277)
Total assets	$149,217	$207,565	$114,875	$215,960		$687,617
Capital expenditure	$61	$325	$21	$43		$450

Segment information by significant geographic region (in thousands):

	United States	Europe	Consolidated
2011
Total revenues	$85,151		$85,151
Net investment income	$4,142		$4,142
Loss before income taxes	$(15,685)		$(15,685)
Long-lived assets	$442,684		$442,684
2010
Total revenues	$32,173	$1	$32,174
Net investment income	$6,593		$6,593
Loss before income taxes	$(19,735)	$(103)	$(19,838)
Long-lived assets	$368,160		$368,160
2009
Total revenues	$16,013	$19	$16,032
Net investment income	$5,933	$6	$5,939
Income (loss) before income taxes	$(40,590)	$(152)	$(40,742)
Long-lived assets	$301,161		$301,161

17.	BUSINESS COMBINATION:

In December 2010, the Company completed a business combination with Northstar Agri Industries. The business plan is to build and operate a canola seed crushing plant in Hallock, Minnesota that is expected to become operational in the third quarter of 2012.

The transaction was accounted for using authoritative guidance related to business combinations.  At the date of the combination, PICO contributed $60 million for an 88% ownership and Northstar Agri contributed various assets and certain liabilities in exchange for a 12% interest valued at $8.4 million.  The Company expenses all acquisition related costs.  Such costs for this transaction were not significant.

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

The values assigned to the assets contributed were based on the fair values of the individual assets.  The fair values of the liabilities assumed were based on current amounts due under construction and other contract obligations.  There were no significant revenues or earnings of the previous business in 2010 or 2009.

The following is the allocation of the purchase price (in thousands):

Fair value of contribution	$8,446

Allocation of Contribution:
Real estate	$3,285
Equipment	7,295
Design plans	3,165
Goodwill	4,702
Total assets	18,447
Liabilities	(10,001)
$8,446

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.  These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2011, the Company’s internal control over financial reporting was effective.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued a report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

We commenced implementation of a new accounting system during the third quarter of 2010 that is scheduled to be completed in multiple phases through 2012. During each phase of the implementation, an appropriate level of employee training, testing of the system and monitoring of the financial results recorded in the system is conducted. This migration to a new system represents a material change in internal control over financial reporting. Accordingly, our system of internal control over financial reporting has been updated.
There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, CA

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
San Diego, CA
February 29, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2012 annual meeting of shareholders, to be filed on or before April 30, 2012 and is incorporated herein by reference.  The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in our definitive 2012 proxy statement and is incorporated herein by reference.  Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2012 proxy statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in our 2012 definitive proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2012 definitive proxy statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in our definitive 2012 proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in our definitive 2012 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS.

1.	Financial Statement Schedules.

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
10.5†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and Union Bank of California, N.A. relating to a Deferred Compensation Plan originally established in December 31, 1997. (7)

10.6†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and Union Bank of California, N.A. relating to a Deferred Compensation Plan originally established in December 7, 2004.(8)

10.7†
Trust for PICO Deferred Holdings, LLC Non-Employee Director Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and Union Bank of California, N.A. relating to a Deferred Compensation Plan originally established in September 25, 2001.(9)

10.8†	PICO Deferred Holdings, LLC Deferred Compensation Plan.(10)
10.9†	Employment Agreement dated May 7, 2007, by and between PICO Holdings, Inc. and John R. Hart. (11)
10.10†	Amendment to Employment Agreement, effective as of January 1, 2009, by and between PICO Holdings, Inc. and John R. Hart. (12)
10.11†	Amendment to PICO Holdings, Inc. 2005 Long-Term Incentive Plan 2009 Restricted Stock Unit Award Agreement, dated as of April 2, 2009 by and between the Company and W. Raymond Webb. (13)
10.12†	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada. (14)
10.13†	Termination of Mr. Maxim C. W. Webb’s Employment Agreement dated March 3, 2009, effective December 31, 2010. (15)
10.14†	Form of certain amended and restated definitive agreements by and between PICO Northstar Management, LLC, a subsidiary of the Company, and Northstar Agri Industries, LLC. (16)
10.15†	Consulting Agreement by and between PICO Holdings, Inc. and Ronald Langley, dated February 28, 2011. (17)
10.16	Credit Agreement dated June 13, 2011, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders. (18)
10.17†	Amended and Restated Employment Agreement dated October 13, 2011 by and between PICO Holdings, Inc. and John R. Hart. (19)
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to with the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(3)	Incorporated by reference to Form S-3 filed with the SEC on November 20, 2007.
(4)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005, and filed with the SEC on November 8, 2005. (File No. 033-36383)
(5)	Incorporated by reference to Form 8-K filed with the SEC on March 9, 2009.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.
(7)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 1, 2010.
(8)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 1, 2010.
(9)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 1, 2010.
(10)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 1, 2010.
(11)	Incorporated by reference to Form 8-K filed with the SEC on May 9, 2007.
(12)	Incorporated by reference to the Annual Report filed on Form 10-K with the SEC on March 2, 2009.
(13)	Incorporated by reference to Form 8-K filed with the SEC on April 7, 2009.
(14)	Incorporated by reference to the Quarterly Report filed on Form 10-Q with the SEC on November 7, 2007.
(15)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(16)	Incorporated by reference to Form 8-K filed with the SEC on December 30, 2010.
(17))	Incorporated by reference to Form 8-K filed with the SEC on March 4, 2011.
(18))	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011.
(19))	Incorporated by reference to Form 8-K filed with the SEC on October 20, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 29, 2012	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 29, 2012 by the following persons in the capacities indicated.

/s/ Ronald Langley	Chairman of the Board
Ronald Langley

/s/ John R. Hart	Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Chief Financial Officer and Treasurer
Maxim C. W. Webb	(Principal Financial Officer)

/s/ John T. Perri	Vice President and Chief Accounting Officer
John T. Perri	(Principle Accounting Officer)

/s/ Robert G. Deuster	Director
Robert G. Deuster

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ Kristina M. Leslie	Director
Kristina M. Leslie

/s/ Richard D. Ruppert, MD	Director
Richard D. Ruppert, MD

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka

/s/ Julie H. Sullivan, Ph.D.	Director
Julie H. Sullivan, Ph.D.