Form 10-K/A
period 2011-12-31
PICO HOLDINGS INC /NEW
filed 2012-03-29
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K/A
(Amendment No. 1)
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

Explanatory Note

This amendment (Amendment No. 1) to Form 10-K for the year ended December 31, 2011 of PICO Holdings, Inc. (the 2011 Form 10-K) is being filed solely for the purpose of providing audited financial statements of Spigit, Inc. (Spigit) in accordance with Rule 3-09 of Regulation S-X as part of the 2011 Form 10-K, filed on February 29, 2012. No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 to the Form 10-K does not reflect any events that may have occurred subsequent to the original filing date of February 29, 2012, and does not modify or otherwise update in any way disclosures made in the original Form 10-K.

1

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS.

1.	Financial Statements and Schedules.

Schedule	Description
VI	Spigit, Inc. Consolidated Financial Statements for the year ended December 31, 2011, 2010, and 2009.

Report of Independent Auditors

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders' Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Other schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

2

2.	Exhibits

Exhibit Number	Description
23.2	Consent of Independent Accountants of Spigit, Inc. - PricewaterhouseCoopers LLP
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statement of Operations for the three years ended December 31, 2011, (iii) the Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2011, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2011, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 2011 and (vi) the Notes to the Consolidated Financial Statements.*

* Previously filed in the 2011 PICO Holdings, Inc. Form 10-K, on February 29, 2012.

3. Audited financial statements of Spigit, Inc., provided in accordance with Rule 3-09 of Regulation S-X as Schedule VI

3

Spigit, Inc.
Consolidated Financial Statements
December 31, 2011, 2010 and 2009

4

Spigit, Inc.
Index
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

Page(s)
Report of Independent Auditors....................................................................................................................1
Consolidated Financial Statements
Consolidated Balance Sheets...........................................................................................................................2
Consolidated Statements of Operations...........................................................................................................4
Consolidated Statements of Redeemable Convertible Preferred
Stock and Stockholders’ Deficit........................................................................................................................5
Consolidated Statements of Cash Flows.........................................................................................................7
Notes to Consolidated Financial Statements..................................................................................................    8–22

5

Report of Independent Auditors
To the Board of Directors and Stockholders of
Spigit, Inc.
In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of redeemable convertible preferred stock and stockholders’ deficit, and of cash flows present fairly, in all material respects, the financial position of Spigit, Inc. and its subsidiaries (the "Company") at December 31, 2011 and the results of their operations and their cash flows for the year ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Jose, California
March 28, 2012

Spigit, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010 (Not covered by report included herein)

(In thousands, except per share amount)	2011	2010

Assets
Current assets
Cash and cash equivalents	$5,446	$4,533
Accounts receivable	3,811	1,868
Prepaid assets and other current assets	299	410
Total current assets	9,556	6,811
Property and equipment, net	2,139	586
Total assets	$11,695	$7,397
Liabilities, Convertible Redeemable Preferred Stock, and
Stockholders’ Deficit
Current liabilities
Accounts payable	$1,639	$743
Accrued liabilities	3,128	1,497
Deferred revenue	6,678	2,377
Warrant liability	55	—
Other liabilities	16	16
Current portion of debt	8,039	—
Total current liabilities	19,555	4,633
Deferred revenue	39	—
Long‐term debt	—	4,004
Total liabilities	19,594	8,637
Convertible redeemable preferred stock
Series A‐1 convertible preferred stock, par value $0.01 – 780 shares authorized; 553 and 580 shares issued and outstanding at
December 31, 2011 and 2010 (liquidation preference of $638)	638	670
Series A‐2 convertible preferred stock, par value $0.01 – 1,000 shares authorized; 1,000 shares issued and outstanding
at December 31, 2011 and 2010 (liquidation preference $1,000)	1,000	1,000
Series B‐1 convertible preferred stock, par value $0.01 – 1,267 shares authorized; 1,267 shares issued and outstanding at
December 31, 2011 and 2010 (liquidation preference of $4,481)	3,308	3,061
Series B‐2 convertible preferred stock, par value $0.01 – 497 shares authorized; 497 shares issued and outstanding
at December 31, 2011 and 2010 (liquidation preference $2,577)	1,868	1,719
Series C convertible preferred stock, par value $0.01 – 3,299 shares authorized; 3,299 shares issued and outstanding
at December 31, 2011 and 2010 (liquidation preference of $16,961)	12,158	11,151
Series D convertible preferred stock, par value $0.01 – 1,121 shares authorized; 1,121 shares issued and outstanding
at December 31, 2011 (liquidation preference $16,205)	11,026	—
Series E convertible preferred stock, par value $0.01 – 1,117 shares authorized; 605 shares issued and outstanding
at December 31, 2011 (liquidation preference of $12,393)	8,183	—
Total convertible redeemable preferred stock	38,181	17,601

Spigit, Inc.
Consolidated Balance Sheets
December 31, 2011 and 2010 (Not covered by report included herein)

Stockholders’ deficit
Common stock, par value $0.01; authorized shares – 14,000; 602 and 600
shares issued and outstanding at December 31, 2011 and 2010, respectively	—	—
Additional paid‐in capital	—	—
Accumulated deficit	(46,080)	(18,841)
	(46,080)	(18,841)
Total liabilities, convertible redeemable
preferred stock, and stockholders’ deficit	$11,695	$7,397

The accompanying notes are an integral part of these consolidated financial statements.

Spigit, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

(In thousands)	2011	2010	2009
			(Unaudited)

Revenues	$9,029	$4,982	$2,519
Cost of revenue	4,092	1,265	155
Gross profit	4,937	3,717	2,364
Operating expenses
Research and development	7,653	5,055	1,850
Sales and marketing	18,924	7,326	2,097
General and administrative	2,854	1,712	550
Total operating expenses	29,431	14,093	4,497
Operating loss	(24,494)	(10,376)	(2,133)
Interest expense	(277)	(1)	—
Other expense, net	(103)	—	—
Loss before provision for income taxes	(24,874)	(10,377)	(2,133)
Provision for income taxes	(60)	(2)	(2)
Net loss	$(24,934)	$(10,379)	$(2,135)

The accompanying notes are an integral part of these consolidated financial statements.

Spigit, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Years Ended December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

	Convertible Redeemable Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
(In thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2008 (Unaudited)	2,280	$2,993	142	—	—	$(4,512)	$(4,512)
Conversion of notes payable into Series B-1
convertible preferred stock at $2.00 per share	767	1,533	—	—	—	—	—
Issuance of Series B-2 convertible preferred stock at
$3.02 per share in cash, net of issuance costs	497	1,492	—	—	—	—	—
Issuance of Series C convertible preferred stock at
$3.03 per share in cash, net of issuance costs	3,299	9,850	—	—	—	—	—
Restricted stock	—	—	458	—	—	—	—
Repurchase of Series A-1 preferred stock	(200)	(230)	—	—	—	—	—
Stock-based compensation	—		—	—	49	—	49
Accretion of preferred dividends, premium and issuance costs		480			(49)	(431)	(480)
Net loss	—		—	—	—	(2,135)	(2,135)
Balance at December 31, 2009 (Unaudited)	6,643	16,118	600	—	—	(7,078)	(7,078)
Stock-based compensation	—	—	—	—	99	—	99
Accretion of preferred dividends, premium and issuance costs		1,483			(99)	(1,384)	(1,483)
Net loss	—	—	—	—	—	(10,379)	(10,379)
Balance at December 31, 2010	6,643	17,601	600	—	—	(18,841)	(18,841)
Issuance of common stock			2		5		5
Issuance of Series D convertible preferred stock at

Spigit, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Years Ended December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

$9.14 per share in cash, net of issuance costs	1,121	10,113	—	—	—	—	—
Issuance of Series E convertible preferred stock at
$13.43 per share in cash, net of issuance costs	605	8,010	—	—	—	—	—
Repurchase of Series A-1 preferred stock	(27)	(32)	—	—	—	—	—
Stock-based compensation	—		—	—	179	—	179
Accretion of preferred dividends, premium and issuance costs		2,489			(184)	(2,305)	(2,489)
Net loss	—		—	—	—	(24,934)	(24,934)
Balance at December 31, 2011	8,342	$38,181	602	—	—	$(46,080)	$(46,080)

The accompanying notes are an integral part of these consolidated financial statements.

Spigit, Inc.
Consolidated Statements of Cash Flows
Years Ended December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

(In thousands)	2011	2010	2009
			(Unaudited)

Operating activities
Net loss	$(24,934)	$(10,379)	$(2,135)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation and amortization	617	95	22
Amortization of debt discount	9	—	—
Stock-based compensation	179	99	49
Revaluation of warrant liability	6
Write-off of fixed assets and others	63	45	—
Changes in operating assets and liabilities
Accounts receivable	(1,943)	(980)	50
Prepaid assets and other assets	151	(160)	(232)
Accounts payable	896	613	104
Accrued liabilities	1,606	1,267	99
Deferred revenue	4,339	1,020	278
Other liabilities	—	(171)	179
Net cash used in operating activities	(19,011)	(8,551)	(1,586)
Investing activities
Purchases of property and equipment	(2,207)	(620)	(100)
Net cash used in investing activity	(2,207)	(620)	(100)
Financing activities
Proceeds from line of credit	4,035	4,004	—
Proceeds from issuance of common stock	5	—	—
Proceeds from issuance of preferred stock, net of
issuance costs	18,123	—	11,415
Repurchase of preferred stock	(32)	—	(230)
Net cash provided by financing activities	22,131	4,004	11,185
Net increase (decrease) in cash and cash equivalents	913	(5,167)	9,499
Cash and cash equivalents
Beginning of year	4,533	9,700	201
End of year	$5,446	$4,533	$9,700

(1) No material amount of interest or taxes were paid in any of the fiscal years ended December 31, 2011, 2010 and 2009.

The accompanying notes are an integral part of these consolidated financial statements.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

1.	The Company
Spigit, Inc. (the “Company”) was incorporated in April 2005 in the state of Delaware under the name IP Swap, and was renamed Spigit, Inc. in February 2007. The Company is a leading provider of collective idea management software, connecting employees, customers and business partners for innovation and insight discovery. Using enterprise-grade social technology, the Company’s software taps into the collective intelligence of an organization and transforms it into actionable, predictive information. By incorporating incentives, idea graduation, idea trading and real-time analytics, the Company allows companies to harness the social capital within.
Liquidity and Capital Resources
The Company’s financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since its inception, the Company has incurred net losses and has an accumulated deficit of $46.1 million as of December 31, 2011. Management believes that operating losses and negative cash flows from operations will continue in the foreseeable future as the Company continues to devote significant efforts to develop its products, raise capital and recruit additional personnel. Management plans to continue to finance the Company’s operations with a combination of equity issuances and debt arrangements. In February 2011, the Company completed an offering of approximately 1.1 million shares of the Series D preferred stock, raising approximately $10.1 million, net of issuance costs. In September 2011, the Company amended an existing loan agreement with a bank to, among other things, increase its credit facility to $10.0 million, of which approximately $8.0 million of borrowings were outstanding at December 31, 2011 (Note 5). In October 2011, the Company completed an offering of approximately 604,900 shares of the Series E preferred stock, raising approximately $8.0 million, net of issuance costs. In March 2012, the Company completed an offering of approximately 883,600 shares of the Series E preferred stock (Series E-2), raising approximately $7.0 million, net of issuance costs. If adequate funds are not available in the future, the Company may be required to delay, reduce the scope of, or eliminate certain of its critical activities, including product development, or suspend its business operations.

2.	Summary of Significant Accounting Policies
Basis of Presentation
As of December 31, 2010 and for the years ended December 31, 2010 and 2009, the Company did not meet the criteria of a significant subsidiary of PICO Holdings Inc. a public company and an investor of Spigit Inc. The consolidated financial statements as of December 31, 2010 and for the year ended December 31, 2010 are audited but the report is not presented herein. The consolidated financial statements for the year ended December 31, 2009 are unaudited and reflect all adjustments, consisting of only normal recurring items, which in the opinion of management, are necessary for a fair statement of the results of operations for the period shown.
Classification of Redeemable Convertible Preferred Stock
In 2011, the Company applied Accounting Series Release (ASR) 268, an amendment to Regulation S-X, and revised the consolidated financial statement presentation of its redeemable convertible preferred stock whose redemption is outside the control of the issuer. Registrants having such securities outstanding are required to present separately, in balance sheets, amounts applicable to the following three general classes of securities (1) preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of the issuer, (ii) preferred stocks which are not redeemable or are redeemable solely at the option of the issuer, and (iii) common stocks. In addition, the rules require disclosure of redemption terms, five-year maturity data, and changes in redeemable preferred stock.
Due to the redemption and deemed liquidation provisions, the Series A through E are classified outside of permanent equity as “Mezzanine” at their original fair value on the date of issue, net of issuance costs. Accretion charges for Series B through E are recorded to increase the net amount of these shares to the redemption amount, including cumulative dividends of an additional 8.5% per annum and a 10% premium over their original issuance price, payable in respect of each of these preferred stock, at the earliest possible

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

redemption date of October 19, 2016. The accretion charges are charged against additional paid-in capital as the Company currently does not have retained earnings, and to accumulated deficit once there is no additional paid-in capital available.
Regulation S-X sets forth the form and content of and requirements for financial statements required to be filed as part of registration statements under the Securities Act of 1933 or a filing of separate financial statements of significant subsidiaries. As such, these provisions are not required for private companies. Reclassifications have been made to prior years’ consolidated financial statements to conform to the current year presentation.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in the United Kingdom. Any intercompany accounts and transactions have been eliminated in consolidation.
Foreign Currency
The functional currency of the Company's foreign subsidiary is the US dollar. Accordingly, the consolidation of the financial statements does not require the recording of translation adjustments. Foreign exchange gains or losses associated with the foreign currency transactions are included in the results of operations and were not significant in 2011, 2010 and 2009.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, the Company makes estimates with respect to uncollectible accounts receivable, useful lives of long-lived assets, including property, plant and equipment, stock-based compensation, income taxes and contingencies. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, which include cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company's debt approximates its fair value.
Cash and Cash Equivalent
Cash and cash equivalent are stated at cost, which approximates fair value. The Company considers highly liquid investments with original maturities from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist principally of deposits held by a financial institution with a high credit standing.
Property and Equipment
Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.
Research and Development Costs
The Company expenses the cost of research and development as incurred. Research and development expenses consist primarily of expenses for research and development staff and the cost of certain third-party service providers.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

Software Development Costs
The Company accounts for costs related to the development of software products in accordance with the applicable authoritative guidance. For software products to be sold, leased, or otherwise marketed, the Company expenses all costs incurred to establish the technological feasibility of the software product and capitalizes qualifying costs incurred after technological feasibility is achieved. For software products developed or obtained for internal use, the Company capitalizes all related costs, beginning when it is determined that certain factors are present including, among others, that technology exists to achieve performance requirements. All costs that relate to the planning and post implementation phases of software developed for internal use are expensed as incurred. The Company capitalized software costs of approximately $1.9 million and $272,000 during the years ended December 31, 2011 and 2010, respectively. No significant amount was capitalized in 2009.
Income Taxes
The Company uses the asset and liability method to account for income taxes in accordance with the authoritative guidance for income taxes. Under this method, deferred tax assets and liabilities are determined based on future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
In accordance with the applicable authoritative guidance, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
The Company records interest and penalties related to unrecognized tax benefits in income tax expense.
Revenue Recognition
Revenue consists of fixed subscription fees for the Company’s software and services. The Company commences revenue recognition when all of the following conditions are met:

•	Persuasive evidence of an arrangement exists;

•	Subscription or services have been delivered to the customer;

•	Collection of related fees is reasonably assured; and

•	Related fees are fixed or determinable.
The Company’s customers do not have the contractual right to take possession of the software in substantially all transactions. Instead, the software is delivered through the internet from the Company’s hosting facilities. Prior to 2010, there were infrequent circumstances in which a customer had the contractual right to take possession of the software under a licensing agreement, the Company recognized the related revenue in accordance with the authoritative guidance for software revenue recognition, and recognized such revenue when all the revenue recognition conditions had been achieved.
Fixed fee subscription services include access to the hosted software, set-up assistance and customer support, which are exclusively provided to direct customers by Spigit and considered non-separable deliverables. The Company recognizes the subscription fee ratably over the contracted term of the subscription agreement, generally one year. Revenue recognition commences on the later of the start date

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

specified in the subscription arrangement, the date the customer’s first module is set-up and access is granted to the customer, and when all of the revenue recognition criteria have been met, including when any acceptance period lapses.
Prior to 2010, there were infrequent circumstances in which the Company's software was sold under a licensing agreement, the software was considered essential to the set-up services that were purchased in connection with the software license. When these type of software licenses were entered into, the fair value or vendor specific objective evidence (VSOE) of set-up services and the support services sold in connection with the software licenses had not been established; as a result, the total fees were recognized together over the remaining service period and starting on the date when only one service remained undelivered and all of the revenue recognition criteria had been met, including when any acceptance period had lapsed.
The Company’s consulting services consist of certain professional services, business process consulting and training services that are short-term in nature. Consulting services may be purchased separately at any time to complement or enhance the customers' experience in Spigit products and services.
In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2009-13 (“ASU 2009-13”), which amended the accounting guidance for multiple-deliverable revenue arrangements to:

•	Provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
Require an entity to allocate revenue in an arrangement using estimated selling prices (“ESP”) of each deliverable if a vendor does not have vendor-specific objective evidence of selling price (“VSOE”) or third-party evidence of selling price (“TPE”); and

•	Eliminate the use of the residual method and require a vendor to allocate revenue using the relative selling price method.
The Company adopted this accounting guidance for arrangements entered into or materially modified after January 1, 2011. In 2011, the Company started expanding its offering of consulting services in connection with subscription services in multiple elements arrangements. The Company accounts for subscription and consulting services revenue as separate units of account. Subscription services are routinely sold separately by the Company as the consulting services are not essential to the functionality of the hosted application and customers renew their subscription without additional services. The Company allocates revenue to each unit of account based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE are available.
Since VSOE and TPE are not available for the Company’s subscription or consulting services, the Company uses ESP to allocate revenue. The Company establishes ESP within a range of selling prices considering multiple factors including, but not limited to, standalone sales, price list adjusted for discounting practices and margin objectives.
The adoption of this guidance did not have a material impact on the Company’s revenue recognition for multiple deliverable arrangements.
In 2011, one customer accounted for 17% of the Company’s revenues; in 2010, one customer accounted for 10.2% of the Company’s revenues; and in 2009, two customers accounted for 12.6% and 10.8% of revenues. As of December 31, 2011, one customer accounted for 14.2% of the Company’s accounts receivable balance. As of December 31, 2010, no customer accounted for more than 10% of the Company’s accounts receivable balance.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

Deferred Revenue
Deferred revenue consists of billings or payments received in advance of revenue recognition from the Company’s subscription and other services described above and are recognized as revenue when all of the revenue recognition criteria are met.
Cost of Revenue
Cost of revenue primarily consists of costs related to hosting of the Company’s application suite and expenses related to its hosting facility, plus the cost of providing consulting services to our customers.
Warranties and Indemnification
The Company has entered into service level agreements with a majority of its customers warranting defined levels of availability and performance, and permitting, in a few instances, those customers to receive service credits or to terminate their agreements in the event that the Company fails to meet those levels. To date, the Company has not experienced any significant failures to meet defined levels of reliability and performance as a result of those agreements and, accordingly, has not accrued any liabilities related to these agreements in the accompanying consolidated financial statements.
Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its services infringe a third party’s intellectual property rights or a breach by the Company of its confidentiality obligations harms a third party. To date, the Company has not incurred any material costs as a result of those indemnifications and has not accrued any liabilities related to these obligations in the accompanying consolidated financial statements.
Advertising and Promotion Costs
Expenses related to advertising and promotions of products are charged to sales and marketing expense as incurred. Advertising and promotion expenses amounted to approximately $33,500, $27,000 for the year ended December 2011 and 2010, respective. Such expenses were not significant for year ended December 31, 2009.
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding accounts receivable and provides allowances for accounts receivable when and if collection becomes doubtful. The Company had no allowance for doubtful accounts as of December 31, 2011 and 2010.
Stock‑Based Compensation
The Company accounts for stock-based awards to employees using the fair value-based method in accordance with the authoritative guidance for stock-based compensation, which requires the measurement of compensation expense based on the estimated fair value of the awards on the date of grant and the recognition of the expense over the requisite service period.
The Company estimates the fair value of stock options using the Black-Scholes option-pricing model, which requires the use of the following assumptions: (i) the expected volatility of the Company’s common stock, which is based on volatility data of a group of peer companies; (ii) the expected term of the option award, which is based on the disclosed expected term of a group of peer companies; (iii) an expected dividend yield, which is assumed to be 0% as the Company has historically not paid dividends and does not anticipate paying dividends in the foreseeable future; and (iv) a risk-free interest rate, which is based on the U.S. Treasury yield curve in effect on the date of grant for zero coupon U.S. Treasury notes with maturities approximately equal to expected term of the option award.
The fair value of options granted to employees during the years ended December 31, 2011, 2010 and 2009, was determined using the following weighted average assumptions:

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

	2011	2010	2009(1)

Expected dividend yield	—	—	—
Expected volatility	55.0%	70.0%	—
Risk-free interest rate	1.78%	1.17%	—
Expected term	5.0 years	5.0 years	—
Weighted average fair value of options granted	$0.75	$0.65	—
(1) The Company did not grant stock options to employees during the year ended December 31, 2009.
The Company accounts for stock‑based compensation arrangements with non-employees in accordance with ASC 505-50, Equity - Equity-Based Payments to Non-Employees, which requires that such equity instruments be recorded at their fair value on the measurement date. The measurement of stock‑based compensation for non-employees is subject to periodic adjustment as the underlying equity instruments vest, and the related compensation expense is based on the estimated fair value of the equity instruments using the Black‑Scholes option pricing model. During the year ended December 31, 2011, the Company recognized $2,900 of stock-based compensation expense related to options granted to non-employees. The Company had no such expense in the years ended December 31, 2010 and 2009.
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board (“IASB”) on fair value measurement and is intended to result in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The amendments are to be applied prospectively and are effective for nonpublic entities for annual periods beginning after December 15, 2011. The guidance is limited to enhanced disclosures, and it is not expected to have a material impact on the Company’s financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU increases the prominence of other comprehensive income ("OCI") in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of equity.  One option allows an OCI statement to be included with the net income statement, and together the two will make a statement of total comprehensive income.  Alternately, companies may present an OCI statement separate from the net income statement; however, the two statements will have to appear consecutively within a financial report.  This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share.  For nonpublic entities, this ASU is effective for annual periods ending after December 15, 2011.  The adoption is not expected to have a material impact on the Company’s financial statements.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

3.	Balance Sheet
Property and Equipment, Net

(in thousands)	2011	2010

Furniture	$121	$117
Leasehold improvements	113	19
Computer hardware	330	217
Software (includes $2,206 and $272 of capitalized internal use
software at December 31, 2011 and 2010, respectively)	2,259	320
	2,823	673
Less: Accumulated depreciation and amortization	(684)	(87)
Total property and equipment, net	$2,139	$586

Depreciation expense totaled $116,600, $95,000, and $22,000 for the years ended December 31, 2011, 2010, and 2009, respectively. Amortization expense, consisting primarily of amortization of capitalized costs of internally developed software, totaled $500,700 for the year ended December 31, 2011. The amortization expense for years ended December 31, 2010 and 2009 was not significant.
Accrued and Other Current Liabilities

(in thousands)	2011	2010

Accrued commissions and bonuses	$1,621	$830
Accrued paid-time-off	638	368
Accrued taxes	730	257
Other	139	42
	$3,128	$1,497

Commitments and Contingencies
The Company leases various office facilities in California, under non-cancellable operating lease agreements with expiration dates in 2012 and 2013. Rent expense for the years ended December 31, 2011, 2010 and 2009 was approximately $562,600, $220,600 and $86,400, respectively. Aggregate future minimum payments required under these leases at December 31, 2011 are as follows:

(in thousands)

2012	$281
2013	89
Thereafter	—
$370

The Company from time to time could be subject to legal proceedings arising in the normal course of its business activities. Depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a future period. The Company records a liability for legal matters if and when such liability is probable and reasonably estimable. As of December 31, 2011 and 2010, the Company did not have any recorded liabilities related to legal matters nor did the Company have any exposure to a reasonably possible material

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

contingency.

4.	Fair Value Measurement
In accordance with ASC 820, Fair Value Measurements, for its financial assets and liabilities. The Company discloses and recognizes the fair value of its assets and liabilities using a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to valuations based upon unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to valuations based upon unobservable inputs that are significant to the valuation (Level 3 measurements). The guidance establishes three levels of the fair value hierarchy as follows:

•	Level 1 - Observable inputs, such as quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The following table presents the fair value of the financial liability determined using the inputs defined at December 31, 2011, The Company did not have any assets or liabilities valued using Level 1, Level 2 or Level 3 inputs as of December 31, 2010.

	December 31, 2011 Fair Value Measurement
	Level 1	Level 2	Level 3	Total
				Balance

Liabilities
Warrant liability	—	—	$55	$55
	—	—	$55	$55

The following tables present a reconciliation of the liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2011:

Fair Value
(in thousands)	Measurements

Balance as of December 31, 2010	$—
Warrant issued	49
Total change in fair value	6
Balance as of December 31, 2011	$55

The valuation of the warrant liability is discussed in Note 6.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

5.	Credit Facility
In December 2010, the Company entered into a Loan and Security Agreement with a bank to borrow up to $5.0 million under a line of credit facility. In September 2011, the Company amended the Loan and Security Agreement to, among other things, increase the credit facility from $5.0 million to $10.0 million. Borrowings under the credit facility bear interest at a per annum rate equal to the greater of: (a) the bank Prime Rate; or (b) the rate of interest equal to the sum of (i) 2.50% plus (ii) the Daily Adjusting LIBOR Rate. If the bank, at any time, determines that it is unable to determine the Daily Adjusting LIBOR Rate for any day, the “Prime Rate” would be the per annum rate which is equal to the greater of: (i) the Prime Rate in effect on such day; or (ii) 2.50% per annum. The credit facility is collateralized by all of the Company’s assets, including intangible assets, and matures on June 30, 2013, per the amended Loan and Security Agreement (Note 11). The Company is subject to two financial covenants under the line of credit, as amended in September 2011. The Company is required to achieve certain gross bookings, calculated on a rolling two (2) quarter basis, and the Company is required to achieve a certain renewal rate of the customer licenses. Neither of those covenants have been violated as of December 31, 2011. In addition, the bank requires the Company to maintain a majority of its cash with the bank account, with at least a minimum balance of $1.0 million during the term of the credit facility. The bank has the right to terminate or reduce the line of credit upon (i) any material adverse effect on the business, operations, property or financial condition of the Company, (ii) any material adverse effect on the ability of the Company to repay borrowings or otherwise perform, observe or comply with any of its other obligations under the line of credit, (iii) any material adverse effect on the validity or enforceability of any of the material rights or remedies of the bank, or (iv) any material adverse effect on any of the security interests and liens of the bank in any property constituting a collateral. As of December 31, 2011, the Company had borrowings of approximately $8.0 million outstanding under the line of credit.

6.	Warrant Liability
In connection with the Loan and Security agreement entered in September 2011 (Note 5), the Company issued a warrant to purchase 8,204 shares of Series D Preferred Stock at $9.14 per share that expires in September 2021. The fair value of the warrant was determined using the Black‑Scholes option pricing model and the following assumptions: volatility of 55%, risk free rate of 2.0%, exercise price of $9.14, and an expected life of 10 years. The initial fair value of the warrant of $49,000 was recorded as a debt discount that is being amortized to interest expense over the term of the credit facility. The Company recorded a charge of $6,600 related to change in the fair value of the warrant for the years ended December 31, 2011. The Company had no such charge for the year ended December 31, 2010.

7.	Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Common Stock
The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 14,000,000 shares of $0.01 par value common stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of preferred stock outstanding.
Preferred Stock
The table below provides information on the Company’s preferred stock offerings (in thousands) as of December 31, 2011:

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

Preferred Stock (1)	Shares Authorized	Shares Issued and Outstanding	Original Issuance Value (less Issuance Costs)	Liquidation Value (2)

Series A-1 preferred stock (3)	780	553	$638	$638
Series A-2 preferred stock (3)	1,000	1,000	$1,000	$1,000
Series B-1 preferred stock (4)(5)	1,267	1,267	$2,533	$4,481
Series B-2 preferred stock (4)	497	497	$1,492	$2,577
Series C preferred stock	3,299	3,299	$9,850	$16,961
Series D preferred stock	1,121	1,121	$10,113	$16,205
Series E preferred stock	1,117	605	$8,010	$12,393

(1)	All of the classes of preferred stock presented in the table above are collectively referred hereinafter as the Preferred Stock.

(2)
Includes cumulative accruing dividends through October 24, 2016 and a liquidation premium equal to 10% of the original issue price of each class of the preferred stock accreted using the interest rate method through October 24, 2016, the earliest optional redemption date by their holders.

(3)	The Series A-1 together with the Series A-2 preferred stock are hereinafter referred to as the Series A preferred stock.

(4)	The Series B-1 together with the Series B-2 preferred stock are hereinafter referred to as the Series B preferred stock.

(5)	Of the $2.5 million carrying value of the Series B-1 preferred stock, approximately $1.5 million represents the conversion of a promissory note by an investor in July 2009.
In February 2011, the Company repurchased 27,346 shares of the Series A-1 preferred stock from a founder, who works for the Company, for a total cash consideration of approximately $250,000. The cash consideration was in excess of the carrying value ($32,000) and in excess of the fair value of the repurchased shares of Series A-1 Preferred Stock by $218,000 which was recorded as cash compensation in the year ended December 31, 2011 (included in general and administrative expense in the consolidated statement of operations for 2011).
In October 2009, the Company repurchased 200,000 shares of the Series A preferred stock from a founder, who works for the Company, for a total cash consideration of approximately $606,200. The cash consideration was in excess of the carrying value ($230,000) and fair value of the repurchased shares of Series A-1 Preferred Stock. As a result, the Company recorded the excess amount as cash compensation of $376,200 in the year ended December 31, 2009, included in general and administrative expenses in the consolidated statement of operations for 2009).
Voting
Each holder of the Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock are convertible.
Dividends
The holders of the Series B, Series C, Series D and Series E preferred stock, in preference to the holders of the Series A preferred stock or any other capital stock, are entitled to cash dividends at a rate of 8.5% (per annum) of the initial issuance price of each class of preferred stock. The dividends are cumulative and payable only when and as declared by the Board of Directors.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

Liquidation
In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the Series B, Series C, Series D and Series E preferred stock would be entitled to receive a liquidation preference over the Series A preferred stock and common stock equal to the issuance price of their shares of the Series B, Series C, Series D and Series E preferred stock plus accrued dividends. After the full liquidation preference had been paid to the holders of the Series B, Series C, Series D and Series E preferred stock, any remaining funds and assets of the Company legally available for distribution to stockholders would be distributed pro rata to the holders of the Series A preferred stock, and then among the holders of the Series B, Series C, Series D and Series E preferred stock and common stock, on an as-converted basis. With respect to the liquidation rights of the Series A, Series B, Series C, Series D and Series E preferred stock, a merger or consolidation of the Company in which its stockholders do not retain a majority of the voting power in the surviving corporation, or a sale of all or substantially all of the Company’s assets, would each be deemed to be a liquidation, dissolution or winding up of the Company, entitling the holders of the Series A, Series B, Series C, Series D and Series E preferred stock to the liquidation preference described above.
Conversion
Each share of the Series A, Series B, Series C, Series D and Series E preferred stock, upon the request of a majority of the holders of each series, is convertible into the number of shares of common stock which results from dividing the per share conversion price of such shares by the conversion price per share in effect for the convertible preferred stock at the time of conversion. The conversion price for the Preferred Stock is equal to the original issuance price, as follows:

Conversion Price

Series A-1 preferred stock	$1.15
Series B-1 preferred stock	$2.00
Series B-2 preferred stock	$3.02
Series C preferred stock	$3.03
Series D preferred stock	$9.14
Series E preferred stock	$13.43

The conversion price can be adjusted upon occurrence of certain equity transactions, such as stock split or stock dividend, and upon issuance of additional shares of common stock for a consideration per share less than the conversion price for a given Series of preferred stock.
The Series A preferred stock automatically converts into common stock upon the closing of an underwriting public offering of shares of common stock of the Company at an offering price of at least $3.00 per share and gross proceeds to the Company in excess of $25.0 million. The Series B, Series C, Series D and Series E preferred stock automatically converts into common stock upon the closing of an underwriting public offering of shares of common stock of the Company at an offering price of at least $21.00 per share and gross proceeds to the Company in excess of $50.0 million.
Redemption
At any time on or after October 24, 2016, the holders of a majority of the then outstanding Series B, Series C, Series D, and/or Series E preferred stock may require the Company to redeem all of the outstanding Series B, Series C, Series D, and/or Series E preferred stock at a price equal to 110% of the original issuance price for each such preferred stock plus all accrued but unpaid dividends as of the date of redemption.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

8.	Stock-Based Compensation
The Company’s 2007 Stock Incentive Plan (the “Plan”), provides for the issuance of stock options and restricted stock grants to eligible employees of the Company. Under the Plan, options to purchase common stock and restricted stock awards may be granted at no less than the fair value of the Company’s common stock on the date of the grant. These awards generally have vesting terms of 1/4th of the total number of shares on the twelve-month anniversary of the vesting commencement date and 1/48th of the original number of shares each month thereafter and expire 10 years from the date of grant. Fair value is determined by the Board of Directors. The fair value estimate incorporates various subjective assumptions, including information about comparable public companies and expectations as to future cash flows and liquidity events. As of December 31, 2011, 1.5 million shares were authorized for issuance to officers, directors, employees and consultants of the Company pursuant to the Plan, of which approximately 294,000 shares were available for future grants under the Plan.
The following table summarizes the total stock-based compensation expense included in the Consolidated Statements of Operations for years ended December 31, 2011, 2010 and 2009 (in thousands):

(in thousands)	2011	2010	2009
			(Unaudited)

Cost of revenue	$9	$1	$—
Research and development	35	7	2
Sales and marketing	23	4	1
General and administrative	112	87	46
	$179	$99	$49

The Company did not capitalize any significant stock‑based compensation cost in the years ended December 31, 2011, 2010 and 2009.
The following table summarizes the activity for stock options for the year ended December 31, 2011:

(in thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

January 1, 2011	584	$1.35
Granted	339	1.54
Exercised	(2)	2.00
Forfeited/cancelled	(256)	1.73
Balance at December 31, 2011	665	$1.30	8.9
Vested and expected to vest
as of December 31, 2011	623	$1.37	8.9
Exercisable as of December 31, 2011	171	$1.37	8.1

The weighted average grant date fair value of options granted in the years ended December 31, 2011 and 2010 was $0.75 and $0.65 per share, respectively. The Company had no stock option grants in 2009. The aggregate intrinsic value of vested and expected to vest stock options as of December 31, 2011 was

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

$286,900. The total intrinsic value of options exercised during 2011 was 400 (aggregate difference between the estimated fair value of the Company’s common stock on December 31, 2011 and the exercise price of the stock option). The Company had no stock option exercises during the years ended December 31, 2010 and 2009.
As of December 31, 2011, the Company had approximately $322,400 of unrecognized stock-based compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of approximately 3.1 years.
In 2008 and 2009, the Company awarded approximately 142,000 and 458,200 shares of restricted stock, respectively, to a founder, with a weighted average fair value of $0.55. The restricted shares vest 1/4th of the total number of shares on the twelve-month anniversary of the vesting commencement date and 1/48th of the original number of shares each month thereafter. The Company recognized compensation expense of approximately $82,100, $82,100 and $44,900 for the years ended December 31, 2011, 2010 and 2009, respectively, related to the restricted shares. As of December 31, 2011, approximately 179,900 restricted shares were unvested, with an unrecognized compensation cost of approximately $105,700, which is expected to be recognized over a weighted average period of approximately 1.54 years.

9.	Income Taxes
The components of income (loss) before income tax expense (benefit) at December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010	2009
			(Unaudited)

Domestic	$(25,076)	$(10,377)	$(2,133)
Foreign	202	—	—
	$(24,874)	$(10,377)	$(2,133)

The components of the provision for income taxes at December 31, 2011 and 2010 are as follows:

(in thousands)	2011	2010	2009
			(Unaudited)

Current
Federal	$—	$—	$—
State	8	2	2
Foreign	52	—	—
	60	2	2
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—
	—	—	—
Total provision for income taxes	$60	$2	$2

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

Deferred tax assets (liabilities) at December 31, 2011 and 2010 consist of the following:

(in thousands)	2011	2010

Deferred tax assets
Depreciation and amortization	$3,716	$1,564
Accruals and other	217	441
Research and development tax credits	1,086	416
Net operating loss carryforward	11,844	4,132
	16,863	6,553
Deferred tax liabilities
Deferred revenue change	(328)	(54)
	(328)	(54)
Valuation allowance	(16,535)	(6,499)
Net deferred tax assets	$—	$—

Reconciliation of the statutory federal income tax to the Company's effective tax at December 31, 2011 and 2010 is as follows:

(in thousands)	2011	2010	2009
			(Unaudited)

Tax at statutory federal rate	$(8,457)	$(3,530)	$(726)
State tax, net of federal benefit	(1,328)	(547)	(125)
Foreign income taxes at different rates	(17)	—	—
Permanent differences	334	146	150
Research and development tax credits	(670)	(273)	(76)
Change in valuation allowance	10,191	4,206	780
Other	7	—	(1)
	$60	$2	$2

Due to the uncertainties surrounding the realization of deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, no benefit has been recognized for the net operating loss and other deferred tax assets. The net change in the total valuation allowance for the year ended December 31, 2011 is approximately $10.0 million.
Utilization of the net operating loss carryforward may be subject to an annual limitation due to the ownership percentage change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of the net operating loss before utilization.
At December 31, 2011, the Company had approximately $30.4 million of Federal and $26.7 million of State net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2027 for federal and 2017 for state purposes. At December 31, 2011, the Company had research credit carryforwards of approximately $1.0 million and $0.5 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2028 and the California credits have no expiration date.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

Effective January 1, 2009, the Company adopted new accounting guidance for income taxes, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement attribute for the financial statements recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is now required to recognize in its financial statements the impact of a tax position, if that position is more-likely-than-not to be sustained upon audit, based on the technical merits of the position.
The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

(in thousands)	2011	2010

Gross unrecognized tax benefits at January 1	$119	$40
Gross increases (decreases) related to prior year tax positions	—	—
Gross increases (decreases) related to current year tax positions	187	79
Gross unrecognized tax benefits at December 31	$306	$119

The Company files income tax returns in the U.S. federal and various state jurisdictions. The federal and state tax returns for all tax years are subject to examination by the U.S. and various state tax authorities due to tax attribute carry forwards which have not yet been utilized.
The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2011, the Company recognized $633 of interest and penalties associated with unrecognized tax benefits. As of December 31, 2011, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
The Internal Revenue Code limits the use of operating loss and tax credit carryforwards in certain situation where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

10.	Related Party Transactions
The Company occasionally receives administrative services from a company that is a shareholder of the Company’s preferred stock. The associated expenses were $94,900 and $121,800 for the years ended December 31, 2010 and 2009, respectively. The Company did not incur any such expense during the year ended December 31, 2011.

11.	Subsequent Events
Subsequent events have been evaluated through March 28, 2012, which is the date the consolidated financial statements were issued.
In March 2012, the Company completed an offering of approximately 528,600 shares of the Series E preferred stock (Series E-2), raising approximately $7.0 million, net of issuance costs. Concurrent with the issuance of the Series E-2 preferred stock, warrants were issued to certain investors who exercised such warrants to purchase 360,000 shares of the Series E preferred stock at a per share price of $0.01, bringing the total shares of the series E preferred stock issued in connection with the follow-on offering to approximately 883,600 shares.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2011, 2010 (Not covered by report included herein) and 2009 (unaudited)

In March 2012, the Company amended the Loan and Security Agreement to extend the maturity date of the line of credit facility from December 31, 2012 to June 30, 2013 and to add certain provisions allowing the bank to reduce the Company’s borrowing capacity by up $2.0 million, beginning in December 2012 through the maturity of the credit facility. In light of potential banking regulation change, a provision was added that indicates that, in case of a change in banking regulation, the Company may have to make certain additional payments of an amount to be then determined in order to allow the bank to maintain compliance with bank minimum capital requirements should such requirements be affected by the change in regulations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 29, 2012	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director