Form 10-Q
period 2012-03-31
PICO HOLDINGS INC /NEW
filed 2012-05-10
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
Yes ☐ No ☒
On May 9, 2012, the registrant had 22,769,080 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended March 31, 2012

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements
PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Available-for-sale investments:
Fixed maturities	$29,284	$36,598
Equity securities	47,504	41,678
Total available-for-sale investments	76,788	78,276
Other investments	2,060	2,060
Total investments	78,848	80,336

Cash and cash equivalents	110,398	125,547
Notes and other receivables, net	6,353	6,893
Reinsurance receivables	15,372	15,475
Real estate and water assets, net	338,526	333,840
Property and equipment, net	122,815	108,844
Inventory	6,776
Other assets	17,876	13,216
Total assets	$696,964	$684,151

LIABILITIES AND SHAREHOLDERS' EQUITY
Reserves for unpaid losses and loss adjustment expenses	$23,101	$23,292
Debt	110,066	93,431
Deferred compensation	38,086	36,315
Other liabilities	20,241	21,451
Total liabilities	191,494	174,489

Commitments and contingencies

Common stock, $.001 par value; authorized 100,000 shares, 26,009 issued and 22,769 outstanding at March 31, 2012, and 27,122 issued and 22,705 outstanding at December 31, 2011	26	27
Additional paid-in capital	528,372	546,608
Retained earnings	29,392	34,288
Accumulated other comprehensive income (loss)	592	(959)
Treasury stock, at cost (common shares: 3,240 in 2012 and 4,417 in 2011)	(60,540)	(78,152)
Total PICO Holdings, Inc. shareholders’ equity	497,842	501,812
Noncontrolling interest in subsidiaries	7,628	7,850
Total shareholders' equity	505,470	509,662
Total liabilities and shareholders' equity	$696,964	$684,151

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Sale of real estate and water assets	$3,544	$876
Net investment income	820	1,183
Net realized gain (loss) on sale and impairment of investments	(36)	5,251
Other	1,687	368
Total revenues	6,015	7,678
Costs and expenses:
Operating and other costs	9,076	9,387
Cost of real estate and water assets sold	2,310	478
Depreciation and amortization	406	329
Interest	1,014	146
Total costs and expenses	12,806	10,340
Loss before income taxes	(6,791)	(2,662)
Benefit for federal, foreign, and state income taxes	(1,673)	(1,311)
Equity in loss of unconsolidated affiliate	—	(1,574)
Net loss	(5,118)	(2,925)
Noncontrolling interests	222	820
Net loss attributable to PICO Holdings, Inc.	$(4,896)	$(2,105)

Other Comprehensive Loss:
Other comprehensive loss, net of tax:
Unrealized appreciation (depreciation) on available-for-sale securities	$1,540	$(2,777)
Foreign currency translation	11	(695)
Total other comprehensive income (loss), net of tax	1,551	(3,472)
Comprehensive loss attributable to PICO Holdings, Inc.	$(3,345)	$(5,577)

Net loss per common share – basic and diluted:	$(0.22)	$(0.09)
Weighted average shares outstanding	22,723	22,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands)

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, Shares	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, January 1, 2012	27,122	$27	$546,608	$34,288	$(959)	4,417	$(78,152)	$7,850	$509,662
Stock-based compensation expense			1,061						1,061
Exercise of restricted stock unit	94		(1,019)			30	(667)		(1,686)
Retirement of PICO common stock	(1,207)	(1)	(18,278)			(1,207)	18,279		—
Net loss				(4,896)				(222)	(5,118)
Unrealized gain on investments					1,540				1,540
Foreign currency translation					11				11
Ending balance, March 31, 2012	26,009	$26	$528,372	$29,392	$592	3,240	$(60,540)	$7,628	$505,470

	Common Stock Shares Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock, Shares	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, January 1, 2011	27,117	$27	$542,072	$88,830	$15,327	4,417	$(78,152)	$2,620	$570,724
Stock-based compensation expense			1,130						1,130
Net loss				(2,105)				(820)	(2,925)
Unrealized loss on investments					(2,777)				(2,777)
Foreign currency translation					(695)				(695)
Ending balance, March 31, 2011	27,117	$27	$543,202	$86,725	$11,855	4,417	$(78,152)	$1,800	$565,457

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
OPERATING ACTIVITIES:
Net cash used in operating activities	$(19,685)	$(22,881)

INVESTING ACTIVITIES:
Purchases of investments	(6,873)	(5,925)
Proceeds from sale of investments	7,357	35,396
Proceeds from maturity of investments	4,306	1,044
Purchases of property and equipment	(14,371)	(8,462)
Other investing activities, net	10	684
Net cash provided by (used in) investing activities	(9,571)	22,737

FINANCING ACTIVITIES:
Repayment of debt	(1,807)	(4,860)
Repurchase of shares and payment of withholding taxes on RSU exercise	(1,019)
Proceeds from debt	17,413
Net cash provided by (used in) financing activities	14,587	(4,860)

Effect of exchange rate changes on cash	(480)	(312)

DECREASE IN CASH AND CASH EQUIVALENTS	(15,149)	(5,316)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125,547	114,759

CASH AND CASH EQUIVALENTS, END OF PERIOD	$110,398	$109,443

SUPPLEMENTAL CASH FLOW INFORMATION:
Payment for federal, foreign, and state income taxes	$2,567
Interest paid, net of amounts capitalized	$827	$525
Non-cash investing and financing activities:
Unpaid liability incurred for construction costs	$7,102
Mortgage incurred to purchase real estate	$360	$6,087

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, unpaid losses and loss adjustment expenses, assessment of impairment of real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2012, and December 31, 2011, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

At March 31, 2012, the Company had one stock-based payment arrangement outstanding:

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

A summary of activity of the RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2012	594,000	5,046
Vested	(140,000)	(146)
Outstanding at March 31, 2012	454,000	4,900
Unrecognized compensation cost (in thousands)	$8,999	$24

Restricted Stock Units (RSU):

The Company recorded stock based compensation expense of $1 million, and $1.1 million, for the three months ended March 31, 2012 and 2011, respectively for the RSU outstanding during the period.

During the three months ended March 31, 2012, 140,000 RSU vested which resulted in delivery of 94,176 newly issued shares of PICO common stock.

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

Stock-Settled Stock Appreciation Rights (SAR):
There were no SAR granted or exercised during the three months ended March 31, 2012 or 2011 and there was no stock-based compensation expense recognized for SAR during the three months ended March 31, 2012 or 2011 as there were no unvested SAR in those periods.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2012	1,812,079	$36.16	4.5 years

Outstanding and exercisable at March 31, 2012	1,812,079	$36.16	4 years

At March 31, 2012, none of the outstanding SAR were in-the-money.

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts in revenues with a corresponding increase in the trust assets and records the increase in the market value of the assets held as an expense in operating and other costs with a corresponding increase in the deferred compensation liability (except in the case of PICO stock, which is reported as treasury stock, at cost). In the event the trust assets decline in value, the Company reverses previously expensed compensation. The assets of the plan are held in Rabbi Trust accounts. Such accounts hold various investments that are consistent with the Company’s investment policy, and are accounted for and reported as available-for-sale securities in the accompanying condensed consolidated balance sheets. Assets of the trust will be distributed according to predetermined payout elections established by each participant.
At March 31, 2012 and December 31, 2011, the Company had $38.1 million and $36.3 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.
The deferred compensation liability increased by $1.8 million during the three months ended March 31, 2012 primarily due to an increase in the fair value of the assets of $1.6 million. Included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended March 31, 2012 and 2011 is compensation expense of $1.6 million and $1.2 million, respectively.

Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income or loss are as follows (in thousands):

	March 31, 2012	December 31, 2011

Net unrealized appreciation on available-for-sale investments	$6,221	$4,681
Foreign currency translation	(5,629)	(5,640)
Accumulated other comprehensive income (loss)	$592	$(959)

The accumulated balance is net of deferred income tax liability of $469,000 at March 31, 2012 and net of a deferred tax asset of $516,000 at December 31, 2011.

Real Estate and Water Assets:

The Company's real estate and water assets include certain intangible assets which consist primarily of certain water rights, water credits, and the exclusive right to use assets that the Company constructed and later dedicated to various municipalities located in select markets in Nevada, primarily in Washoe and Lyon counties. The rights have indefinite useful lives and are therefore not amortized. Intangible assets with indefinite lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts.
All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At March 31, 2012 and December 31, 2011, the Company had real estate of $7.9 million and $6.5 million, respectively, classified as held for sale.

Inventory:

The Company classifies its canola seed as raw material inventory. Such inventory is carried at net realizable value as it is considered a readily marketable agricultural commodity that is readily convertible to cash because of its commodity characteristics, widely available markets, and international pricing mechanisms. This agricultural commodity inventory has quoted market prices in active markets, may be sold without significant further processing and has predictable and insignificant disposal costs. Changes in the fair values of agricultural commodities inventories are recognized in earnings as a component of operating and other costs. At March 31, 2012, the Company had $6.8 million in raw material inventory.

Derivatives:

In the normal course of business, the Company uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices. The Company generally uses exchange traded futures to minimize the effects of changes in the prices of agricultural commodities in its agricultural commodity inventories and forward purchase and sale contracts. The Company recognizes each of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets. While the Company considers exchange traded futures and forward purchase and sale contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Changes in the fair value of these contracts and related readily marketable agricultural commodity inventories are included in operating and other costs in the consolidated statements of operations and comprehensive income or loss.

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

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized unless it has a greater than 50% likelihood of being sustained. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.

The Company reported an income tax benefit of $1.7 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively. The effective income tax rate for the three months ended March 31, 2012, and 2011 was 25%, and 49%, respectively. For the three months ended March 31, 2012, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the net deferred tax assets and certain non-deductible compensation expense. The effective rate differs from the statutory rate in 2011 primarily due to the recognition or reversal of interest expense and penalties on uncertain tax positions, certain non-deductible compensation expense, and the tax benefit of our share of the loss of our unconsolidated affiliate.

Treasury Stock:

During the three months ended March 31, 2012, the Company retired 1.2 million shares of PICO common stock owned by PICO Holdings that was classified as treasury stock. The transaction reduced treasury stock and additional paid-in-capital by $18.3 million. The transaction also reduced the number of shares issued and outstanding, and the number of treasury shares by 1.2 million, but did not affect net shares outstanding or earnings per share of the Company.

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for the Company beginning July 1, 2012 but is not expected to have a material impact on the consolidated financial statements.

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

For the three months ended March 31, 2012 and 2011, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive.

3.  Investments

The following table reports the cost and carrying value of available-for-sale investments at March 31, 2012 and December 31, 2011 (in thousands):

March 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$5,370	$187	$(1)	$5,556
Municipal bonds	3,111	281		3,392
Corporate bonds	18,741	546	(10)	19,277
Government sponsored enterprises	1,000	59		1,059
	28,222	1,073	(11)	29,284
Marketable equity securities	38,992	8,915	(403)	47,504
Total	$67,214	$9,988	$(414)	$76,788

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$7,053	$227		$7,280
Municipal bonds	3,118	297		3,415
Corporate bonds	23,738	588	$(124)	24,202
Government sponsored enterprises	1,625	76		1,701
	35,534	1,188	(124)	36,598
Marketable equity securities	35,547	7,341	(1,210)	41,678
Total	$71,081	$8,529	$(1,334)	$78,276

The following table summarizes the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	2012		2011
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
U.S. Treasury securities	$551	$1	$553
Corporate bonds	2,585	7	3,770	$67
	3,136	8	4,323	67
Marketable equity securities	6,188	403	7,847	461
Total	$9,324	$411	$12,170	$528

	2012		2011
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$2,160	$3	$2,818	$57
Marketable equity securities			2,757	749
Total	$2,160	$3	$5,575	$806

Marketable Equity Securities:  The Company’s investments in marketable equity securities totaled $47.5 million at March 31, 2012, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets.  At March 31, 2012, the Company reviewed all of its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment.  The primary cause of the losses on those securities was normal market volatility. The Company recorded a loss for the securities that were other-than-temporarily impaired of $922,000 and zero for the three months ended March 31, 2012, and 2011, respectively.

Corporate Bonds and U.S. Treasury Obligations: The Company owns various fixed maturity bonds in its portfolio. The U.S. Treasury, municipal, and government-sponsored enterprise bonds are typically held to meet state regulatory capital and deposit requirements for the insurance companies. The remainder of the bond portfolio consists of corporate bonds, which are purchased based on the maturity and yield-to-maturity of the bond, and an analysis of the fundamental characteristics of the issuer.  At March 31, 2012, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. During the three months ended March 31, 2012, and 2011, the Company did not record any impairment charges on investments in fixed maturity securities.

Investment in Unconsolidated Affiliate (Spigit Inc.):

The total losses recorded on the investment in Spigit reduced the carrying value to zero at December 31, 2011. Consequently, the Company will not accrue any additional losses reported by Spigit unless the Company decides to invest more capital into the operations, or certain events transpire at Spigit. There are no plans or obligations to invest additional capital at this time.

4.  Disclosures About Fair Value of Financial Instruments:

Financial Fair Value Measurements:

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2012, and December 31, 2011, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company owns $30.5 million of available-for-sale equity securities that trade on over-the-counter bulletin board markets. At March 31, 2012, the Company classified $20.8 million of those securities as Level 2 due to the trading volumes being lower than normal, coupled with wide bid/ask spreads, lack of current publicly available information, or few or no recent transactions. There were no material transfers between Level 1 and Level 2 during the periods presented.

The Company has entered board crush margin hedge contracts (the "swaps") with an international bank. The purpose of the swaps is to hedge the crush margin of the canola seed crushing facility that the Company anticipates will become operational in the second half of 2012. The swaps begin at the time of estimated initial production for a notional quantity of 19,500 tons per month (approximately 67% of anticipated capacity) and swaps the floating price of the crush margin (the margin produced from the sale of canola oil and canola meal less the cost of canola seed) for a fixed price for a period of six months to March 2013. The Company may enter into further swap agreements over the course of the next few months with the same counterparty for up to 80% of estimated future production. Each swap qualifies as a financial instrument and is a cash-flow derivative that does not qualify for hedge accounting treatment. As such, gains and losses on this contract are reported in operating and other costs and the liability is included in other liabilities in the accompanying consolidated financial statements.

At March 31, 2012 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2012
Available-for-sale securities (1)	$56,001	$20,787		$76,788
Readily marketable inventory (2)	$6,776			$6,776
Derivative instruments (3)	$21	$159		$180
Liabilities
Derivative instruments (3)	$729	$687		$1,416

At December 31, 2011 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Available-for-sale securities (1)	$58,739	$19,537		$78,276
Liabilities
Derivative instrument (3)		$2,511		$2,511

(1) Where there are quoted market prices that are readily available in an active market, securities are classified as Level 1 of the valuation hierarchy. Level 1 available-for-sale investments are valued using quoted market prices multiplied by the number of shares owned and debt securities are valued using a market quote in an active market. All Level 2 available-for-sale securities are one class because they all contain similar risks and are valued using market prices and include securities where the markets are not active, that is where there are few transactions, or the prices are not current or the prices vary considerably over time. Inputs include directly or indirectly observable inputs such as quoted prices. Level 3 available-for-sale securities would include securities where valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

(2) Readily marketable inventory are commodity inventories that are reported at fair value based on commodity exchange quotations. Inventories are valued based on the quoted market price for the underlying commodity multiplied by the quantity of inventory and are classified as Level 1.

(3) Included in this caption are three types of derivative contracts: swaps, exchange traded futures, and forward commodity purchase and sale. The exchange traded futures contracts are valued based on quoted prices in active markets and are classified as Level 1. Level 1 exchange traded futures contracts are valued using the quoted market price multiplied by the number of contracts. The swaps are classified as Level 2 because the inputs are directly observable, such as the quoted market prices for relevant commodity futures contracts. The swaps are valued based on the difference of the arithmetic average of the quoted market price of the relevant underlying multiplied by the notional quantities, and the arithmetic average of the prices specified in the instrument multiplied by the notional quantities.  Forward commodity purchase and sale contracts classified as derivatives are valued using quantitative models that require the use of multiple inputs including quoted market prices and various other assumptions including time value. These contracts are categorized as Level 2 and are valued based on the difference between the quoted market price and the price in the contract multiplied by the undelivered notional quantity deliverable under the contract.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value
The following table presents the carrying value and fair value of the Company's financial instruments which are not carried at fair value at March 31, 2012 and December 31, 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The level within the fair value hierarchy in which the fair value measurements are classified include measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). As of March 31, 2012 and December 31, 2011, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The estimated fair value of the Company's debt approximated the carrying value based on current borrowing terms available, which are Level 2 inputs. The estimated fair value of the Company's investment in preferred stock of a private company approximated carrying value based on Level 3 inputs.

	March 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$110,398	$110,398	$125,547	$125,547
Other investments	$2,060	$2,060	$2,060	$2,060
Notes and other receivables, net	$6,353	$6,353	$6,893	$6,893
Reinsurance receivable	$15,372	$15,372	$15,475	$15,475
Financial liabilities:
Debt	$110,066	$110,066	$93,431	$93,431

5.  Segment Reporting

PICO is a diversified holding company engaged in five operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Agribusiness Operations, Insurance Operations in Run Off, and Corporate.

The accounting policies of the reportable segments are the same as those described in the Company’s 2011 Annual Report on Form 10-K filed with the SEC.  During 2011, the insurance in run off segment paid a dividend to the corporate segment, consisting of cash, a publicly traded equity security, and a subsidiary holding various investments in publicly traded equity securities, changing the composition of both segments. As a result, all prior period segment results, including total assets, revenues, and income or loss before taxes for the insurance in run off segment and corporate segment have been restated to reflect the change in the segment composition as of the beginning of the earliest period presented in this report.

Management analyzes segments using the following information:

Segment assets (in thousands):

	March 31, 2012	December 31, 2011
Total Assets:
Water Resource and Water Storage Operations	$206,577	$207,385
Real Estate Operations	140,894	131,788
Agribusiness Operations	143,664	122,664
Insurance Operations in Run Off	89,460	88,048
Corporate	116,369	134,266
	$696,964	$684,151

Segment Assets:

During the three months ended March 31, 2012, total assets of the corporate segment decreased $17.9 million primarily due to the funding of real estate development activities and funding of the purchase of canola seed inventory in the agribusiness operations. Total assets in the real estate operations increased $9.1 million primarily due to acquisitions and development of real estate at UCP. Assets in the agribusiness segment increased $21 million primarily due to additional construction costs on the canola oil plant and purchases of canola seed inventory.

Consolidated Assets and Liabilities:

On a consolidated basis, during the three months ended March 31, 2012, property and equipment increased $14 million and canola seed inventory increased $6.8 million primarily from the activity in the agribusiness segment. Debt increased $16.6 million during the period primarily due to the increased borrowing by Northstar that has funded construction of the plant.

Segment revenues and income or loss before taxes (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Revenues:
Water Resource and Water Storage Operations	$1,455	$353
Real Estate Operations	3,824	1,171
Agribusiness Operations	27	2
Insurance Operations in Run Off	330	3,653
Corporate	379	2,499
Total revenues	6,015	7,678

Income (loss) before income taxes:
Water Resource and Water Storage Operations	(1,161)	(1,580)
Real Estate Operations	(1,345)	(1,740)
Agribusiness Operations	(526)	(385)
Insurance Operations in Run Off	141	3,138
Corporate	(3,900)	(2,095)
Loss before income taxes	$(6,791)	$(2,662)

6.  Commitments and Contingencies

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc:

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the "Derivative Actions").  The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote. The Company removed each of the Derivative Actions to the United States District Court, Southern District of California and filed motions to dismiss each of the Derivative Actions.  The plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego.  On January 6, 2012, the District Court granted in part the Company's motion to dismiss and granted in part plaintiffs' motions to remand, remanding certain claims to the Superior Court of the State of California.  The plaintiffs appealed, and the Company cross-appealed, the federal district courts rulings.  On March 29, 2012, the Superior Court of California stayed the Derivative Actions pending the appeal and cross-appeal in the Ninth Circuit Court of Appeals.    An estimate of the possible range or outcome of this litigation cannot be made.  However, the Company does not believe this litigation will result in a material impact to the consolidated financial statements.

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. No material developments occurred relating to this dispute or the settlement agreement during the first three months of 2012.

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

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “target”, “projects”, “contemplates”, “predicts”, “potential”, “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q.

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

As of March 31, 2012 our business is separated into five operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations;
•	Insurance Operations in “Run Off”; and
•	Corporate

As of March 31, 2012, our major consolidated subsidiaries are (wholly–owned unless noted):

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

RESULTS OF OPERATIONS— THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Overview of Economic Conditions and Impact on Results of Operations:

The current economic environment and housing slow-down in the U.S. continues to decrease the rate of growth in the Southwest and demand for our water and real estate assets in certain markets. Specific events occurred in those markets in previous periods that resulted in impairment charges on our Fish Springs Ranch water credits and pipeline rights and our Carson Lyon water assets and certain real estate in 2011 and 2010. Any continued deterioration in the markets in which we operate has the potential to cause additional impairment charges on our real estate and water assets.

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

PICO Shareholders’ Equity

At March 31, 2012, we reported shareholders’ equity of $497.8 million, or $21.86 per share, compared to $501.8 million, or $22.10 per share at December 31, 2011.  The $4 million decrease in shareholders’ equity for the first three months of 2012 was primarily due to a $3.3 million comprehensive loss.  Comprehensive loss includes a net loss of $4.9 million. Book value per share decreased by $0.24, or 1%, during the first three months of 2012.

Treasury Stock

During the three months ended March 31, 2012 the Company retired 1.2 million shares of PICO common stock owned by PICO Holdings that was previously classified as treasury stock held at a cost of $18.3 million. The transaction reduced both the number of shares issued and the number of treasury shares and, as a result, does not affect the number of net shares outstanding and has no impact on either book value per share or earnings per share.

Total Assets and Liabilities

Total assets at March 31, 2012, were $697 million, compared to $684.2 million at December 31, 2011, an increase of $12.8 million.  During 2012, we purchased and capitalized development costs of $7.2 million of real estate and water assets offset by sales of real estate with a cost of $2.3 million.  In addition, we capitalized approximately $13.8 million in construction costs on our canola seed crushing facility we are building in Hallock, Minnesota. Such costs were financed with debt.

During the first three months of 2012, total liabilities increased by $17 million, from $174.5 million at December 31, 2011 to $191.5 million at March 31, 2012 primarily as a result of additional debt borrowed by Northstar and used for construction of the canola seed crushing plant.

Net Loss

PICO reported a net loss of $4.9 million for the first three months of 2012 ($0.22 per share), compared to a net loss of $2.1 million for the first three months of 2011 ($0.09 per share).

Comprehensive Loss

Comprehensive income measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the consolidated statement of operations, for example, foreign currency translation and the change in investment gains and losses on available-for-sale securities.

For the first quarter of 2012, we reported comprehensive loss of $3.3 million which consisted primarily of a net loss of $4.9 million, offset by a $1.6 million increase in unrealized appreciation on available-for-sale securities.

Segment Results of Operations

Our segment revenues and income or loss before taxes for the first quarter of 2012 and 2011 were:

	Three Months Ended
Thousands of dollars	March 31,
	2012	2011
Revenues:
Water Resource and Water Storage Operations	$1,455	$353
Real Estate Operations	3,824	1,171
Agribusiness Operations	27	2
Insurance Operations in “Run Off”	330	3,653
Corporate	379	2,499
Total revenues	$6,015	$7,678

Income (loss) before income taxes:
Water Resource and Water Storage Operations	(1,161)	(1,580)
Real Estate Operations	(1,345)	(1,740)
Agribusiness Operations	(526)	(385)
Insurance Operations in “Run Off”	141	3,138
Corporate	(3,900)	(2,095)
Loss before income taxes	$(6,791)	$(2,662)

First Quarter Revenues

Our first quarter revenues were $6 million in 2012, compared to $7.7 million in 2011, a decrease of $1.7 million year-over-year.  This decrease was primarily due to a decrease of $5.2 million in realized gains in the insurance and corporate segments, offset by an increase of real estate sales at UCP of $2.7 million and an increase in revenue from the $1.3 million in option fees earned in the water resource and water storage operations.

First Quarter Costs and Expenses

First quarter costs and expenses were $12.8 million in 2012, compared to $10.3 million in 2011, an increase in year-over-year expenses of $2.5 million.  This increase in expenses is primarily due to a $1.8 million increase in cost of real estate sold by UCP and additional interest expense of $868,000 from the increasing debt at Northstar.

First Quarter Net Loss Before Income Taxes

Our first quarter year-over-year net loss before income taxes increased by $4.1 million primarily due to less realized gains in the first quarter of 2012 offset by an increase in net income from the sale of real estate.

First Quarter Income Taxes and Noncontrolling Interest in Subsidiaries

In the first quarter of 2012, we reported a net loss of $4.9 million, or $0.22 per share.  We recorded a $1.7 million tax benefit and the noncontrolling interests reported an expense of $222,000.

We reported a net loss of $2.1 million, or $0.09 per share for the first quarter of 2011 after a $1.3 million tax benefit.  During the three months ended March 31, 2011, the noncontrolling interests reported a loss of $820,000.

Our effective tax rate for the first quarter of 2012 and 2011 was a tax benefit of 25% and 49% respectively, compared to the Federal corporate income tax rate of 35%. In 2012, the lower than statutory benefit is primarily due to the full valuation allowance recorded on our net deferred tax assets and nondeductible compensation expense. In 2011, the additional benefit over 35% is attributable to the tax benefit recorded on our share of the loss of our unconsolidated affiliate (no losses or tax benefit accrued for this item in 2012), offset by nondeductible compensation expense.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended
Thousands of dollars	March 31,
	2012	2011
Revenues:
Sale of real estate and water assets	$10	$74
Net investment income	6	150
Other	1,439	129
Total revenues	1,455	353

Costs and expenses:
Cost of real estate and water assets sold	(2)	(5)
Interest expense	(17)	(28)
Depreciation and amortization	(322)	(290)
Overhead	(1,491)	(871)
Project expenses	(784)	(739)
Total costs and expenses	(2,616)	(1,933)
Loss before income taxes	$(1,161)	$(1,580)

Over the past few years, several large sales of water rights and related real estate assets have generated the bulk of Vidler’s revenues.  Since the date of closing generally determines the accounting period in which the sales revenue and cost of sales are recorded, Vidler’s reported revenues and income fluctuate from period to period, depending on the dates when specific transactions close.  Consequently, sales of real estate and water assets in any one year are not necessarily indicative of likely revenues in future years.

Segment Revenues

There were no significant sales of water rights and related real estate assets in the first quarter of both 2012 and 2011.  Revenues generated in the first quarter of 2012 and 2011 consisted of lease income from our ranch and farm properties and interest from the financing of certain water asset sales. In addition, in the first quarter of 2012, due to the expiration of an option we had entered in to with a potential purchaser of our Lincoln County, Nevada, power plant project, we generated revenues of $1.3 million from the option fees we had previously recorded as unearned.

Segment Expenses

Overhead expenses consist of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.

Overhead expenses were $1.5 million for the first three months of 2012 compared to $871,000 in the first three months of 2011, an increase of $620,000 year-over-year. This increase was largely due to increased salaries and benefits costs year-over-year. This is primarily due to personnel costs and associated overhead that was previously allocated to the real estate segment which have been assumed by Vidler starting in 2012. Vidler has directed these additional resources to the continued development of Vidler's existing and prospective water resource projects.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees.  Project expenses are expensed as appropriate and fluctuate from period to period depending on activity with Vidler’s various water resource projects.  Costs related to the development of water resources which meet the criteria to be recorded as assets in our financial statements are capitalized as part of the cost of the asset, and charged to cost of sales in the period that revenue is recognized.  Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement);
•	the utilization of water rights at Fish Springs Ranch as a future municipal water supply for the north valleys of the Reno, Nevada area; and
•	the operation of our farm properties in Idaho and maintenance of the associated water rights.

Project expenses of $784,000 in the first quarter of 2012 were largely unchanged compared to $739,000 in the first quarter of 2011.

REAL ESTATE OPERATIONS

	Three Months Ended
Thousands of dollars	March 31,
	2012	2011
Revenues:
Sale of real estate and water assets	$3,535	$802
Net investment income	82	146
Lease income and other	207	223
Total revenues	3,824	1,171

Costs and expenses:
Cost of real estate and water assets sold	(2,308)	(473)
Interest expense	(352)	(69)
Operating expenses	(2,509)	(2,369)
Total costs and expenses	(5,169)	(2,911)
Loss before income taxes	$(1,345)	$(1,740)

As of March 31, 2012, our businesses in the real estate operations segment are primarily conducted through UCP and its operations in California and Washington. Our real estate operations for 2011 also include the results of Nevada Land & Resource Company ("Nevada Land") which owned real estate and certain water, mineral and geothermal rights in northern Nevada. We sold the remaining acres owned by Nevada Land in December 2011 and, accordingly, the real estate segment's future results no longer include the revenues, costs and net income from the sale of real estate and lease income in Nevada Land.

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

Segment Assets

UCP purchases and develops finished and partially-entitled residential lots and, in some cases, also constructs and sells homes on certain of the finished lots. Primarily, these residential lots are located in select California markets. However, during 2011, we made two acquisitions outside California when we acquired 385 finished lots and 348 potential lots in the Central Puget Sound market area of Seattle, Washington.  As of March 31, 2012, UCP owns or controls a total of 907 finished lots and 4,897 potential lots in various stages of entitlement.  Of these lots, we have built or partially built 15 homes in California and, based on current conditions, it is our intention to start construction of homes on a further 100 lots in California in 2012. Of the 5,804 lots we own or control in total, 3,278 are located in the Central Valley region of California, 1,619 in the Monterey region of California, 200 in the Bay Area of California and 707 in the Central Puget Sound market area of Seattle, Washington.

As of March 31, 2012, we have invested capital of approximately $123.6 million for the acquisition and development of these lots. Approximately $29 million of this capital has been financed by project specific debt, substantially all of which is non - recourse.

Segment Revenues

In the first quarter of 2012, segment total revenues were $3.8 million.  UCP sold six homes in the Central Valley and Monterey regions of California and 26 finished lots in the Central Puget Sound market area of Seattle, Washington in the first quarter of 2012 for total sales proceeds of $3.5 million. The gross margin on these sales was approximately 35%.

In the first quarter of 2011, segment total revenues were $1.2 million. UCP sold three homes in the first quarter of 2011 for total sales proceeds of $802,000. The gross margin on these sales was approximately 41%. Net investment income, primarily consisting of interest earned on real estate sales contracts where Nevada Land has provided vendor financing on prior period sales, was $146,000, and other revenues (primarily lease and royalty income from Nevada Land's properties) were $223,000. Nevada Land did not sell any real estate in the first quarter of 2011.

Segment Results of Operations

The first quarter segment loss decreased from $1.7 million in the first quarter of 2011 to $1.3 million in the first quarter of 2012.  The year-over-year decrease in net loss of $395,000 is due primarily to an increase in the gross margin of $898,000 (through increased volume of sales in 2012 compared to 2011) generated by the sale of land and homes at UCP partially offset by a year over year increase in overhead of $140,000 and a year over year increase in interest charges of $283,000. The increase in overhead is a combination of two factors: UCP increased its overhead year over year by approximately $568,000 primarily due to increased staff, selling and commission costs as sales and project volumes increased. This increase was partially offset by the lack of overhead arising in the real estate segment from Nevada Land's activities in the first quarter of 2012 due to the sale of Nevada Land in the fourth quarter of 2011.

AGRIBUSINESS OPERATIONS

	Three Months Ended	Three Months Ended
Thousands of dollars	March 31,	March 31,
	2012	2011
Revenues:
Net investment income		$2
Other income	$27
Total revenues	27	2

Depreciation	(7)
Interest expense	(505)
Overhead	(1,924)	(387)
Gain on inventory valuation	609
Gain/(loss) on derivative contracts	1,274
Total costs and expenses	(553)	(387)
Loss before income taxes	$(526)	$(385)

We own 88% of Northstar which is doing business as Northstar Agri Industries. Northstar's business is to construct and operate a canola seed crushing plant near Hallock, Minnesota.  It is anticipated that construction of the plant will be complete in the third quarter of 2012, and that the plant will commence production of canola oil and canola meal shortly thereafter. We expect to record revenues and expenses from the production and sale of canola oil and meal in future periods commencing in the second half of 2012.

Overhead expenses in the first quarter of 2012 primarily represent salaries and benefits of the personnel in place to oversee the construction and operation of the plant but also include expenses such as insurance and office costs. We believe that we are now fully staffed for anticipated production.

In future periods, once production has commenced, expenses will increase as variable and certain additional fixed costs (for example, cost of sales, energy costs, maintenance, and depreciation) for all aspects of the operation of the plant will be recorded.

Northstar has entered into several six month swap agreements with an international bank as the counterparty. The swap agreements begin at the time of estimated initial production (October, 2012) for 19,500 tons per month (approximately 67% of anticipated capacity) and swaps the floating price of the crush margin (the margin produced from the sale of canola oil and canola meal less the cost of canola seed) for a fixed price for a period of six months to March 2013. We may enter in to further swap agreements over the course of the next few months with the same counterparty for up to 80% of estimated future production.

The changes in fair value of swaps of this nature may be extremely volatile and accordingly our results of operations may not necessarily be indicative of future segment results. In addition, the actual cash liability (or asset) of the swap agreements will not be known until October 2012 when settlements become due as production commences and revenues are generated from canola oil and meal.

The swap agreements are derivative instruments recorded at fair value but do not qualify for hedge accounting treatment which results in a gain or loss recorded in earnings in our consolidated statement of operations at each reporting period. During the first quarter of 2012, the fair value of the liabilities under our swap agreements decreased from $2.5 million at December 31, 2011 to $627,000 at March 31, 2012. As such, during the first quarter of 2012 we recorded a non - cash gain of $1.9 million in earnings.

In addition, during the first quarter of 2012 we purchased approximately 10,800 tons of canola seed that are carried at net realizable value on our balance sheet based on quoted market prices in active markets. Changes in the value of our canola seed inventory are recognized in earnings each period. Consequently, during the three months ended March 31, 2012, we recorded a non - cash gain of $609,000. However, we have minimized the effects of changing prices in our seed inventory primarily through the use of traded futures contracts. This hedging policy has resulted in a non-cash loss in the first quarter of 2012 on our future contracts of $609,000 which fully offsets the increase in prices on our seed inventory. As such, we have no exposure to canola seed price movements on our canola seed inventory at March 31, 2012.

As of March 31, 2012, $63 million has been drawn under the construction loan facility and during the first quarter of 2012 we recorded interest expense of $505,000 on this loan. We plan to conduct a plant performance test in the second half of 2012 and, on successful completion of the plant performance test, convert the construction loan to a term loan in accordance with the provisions of a credit agreement governing the terms and conditions of the loan facility.

Prior to the availability of a revolving credit facility, as at March 31, 2012, Northstar had borrowed $6.3 million from PICO (the "Sponsor Loan") in accordance with the provisions of the credit agreement. The Sponsor Loan proceeds have been used by Northstar to purchase canola seed inventory and to fund required margin accounts for the canola seed hedging contracts. It is anticipated that most of the Sponsor Loan will be repaid as and when the revolving credit facility becomes available which will occur after the construction loan has been converted to a term loan.

INSURANCE OPERATIONS IN “RUN OFF”

	Three Months Ended
Thousands of dollars	March 31,
	2012	2011
Revenues:
Net investment income	$236	$273
Net realized gain on sale or impairment of investments	86	3,363
Other	8	17
Total revenues	330	3,653

Total costs and expenses	(189)	(515)
Income before income taxes	$141	$3,138

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

Net Realized Investment Gains

The level of securities sales was significantly lower in the first quarter of 2012 than in 2011 resulting in a $3.3 million year over year decrease in net realized gains. Net realized gains were $86,000 in the first quarter of 2012 compared to net realized investment gains on the sale of various portfolio holdings of $3.4 million in the first quarter of 2011.

Segment Expenses

As the "run off" of Physicians and Citation continues, segment expenses decreased by $326,000 from $515,000 in the first quarter of 2011 to $189,000 in the first quarter of 2012, principally due to a $237,000 year over year reduction in overhead expense.

Physicians Loss Reserves

PHYSICIANS INSURANCE COMPANY OF OHIO -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	March 31, 2012	December 31, 2011
Direct Reserves for medical professional liability insurance	$1,240	$1,252

  There were no unusual trends in claims during the first three months of 2012.

Citation Loss Reserves

CITATION INSURANCE COMPANY -- LOSS AND LOSS ADJUSTMENT EXPENSE RESERVES

Thousands of dollars	March 31, 2012	December 31, 2011
Property & Casualty Insurance
Direct Reserves	$344	$345
Ceded Reserves	(78)	(78)
Net property and casualty insurance reserves	266	267

Workers’ Compensation
Direct Reserves	21,517	21,695
Ceded Reserves	(15,079)	(15,214)
Net workers’ compensation insurance reserves	6,438	6,481
Total net reserves	$6,704	$6,748

No unusual trends in claims were noted during the first three months of 2012.

CORPORATE

	Three Months Ended
Thousands of dollars	March 31,
	2012	2011
Revenues:
Net realized gain (loss) on sale or impairment of investments	$(122)	$1,888
Net investment income	496	611
Other	5
Total revenues	379	2,499

Costs and expenses:
Interest expense	(139)	(49)
Stock-based compensation expense	(1,061)	(1,130)
Deferred compensation expense	(1,581)	(1,162)
Foreign exchange gain	888	417
Other	(2,386)	(2,670)
Total costs and expenses	(4,279)	(4,594)
Loss before income taxes	$(3,900)	$(2,095)

During 2011, Physicians Insurance Company of Ohio paid a dividend to a wholly-owned subsidiary of the Company, which is reported in the corporate segment. The dividend included a 100% interest in PICO European, which holds the group's portfolio of interests in Swiss stocks, as well as debt denominated in Swiss Francs, which partially finances the portfolio. Our segment results for all periods in the table above and elsewhere in this Quarterly Report have been restated to include PICO European in the corporate segment, instead of the insurance operations in “run off” segment, and may differ from the segment results reported in previous periods.

This segment consists of cash and fixed-income securities, PICO European, and a 28% interest in Spigit, Inc. (see "Investment in Unconsolidated Affiliate" below). The corporate segment also contains the remaining assets and liabilities of the parent company which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors.

 Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

The expenses recorded in this segment consist primarily of parent company costs which are not allocated to our other segments, such as rent for our head office, stock-based compensation expense, and deferred compensation expense.  In any one period, corporate segment expenses can increase or decrease due to one or more individually significant expense or benefit items which occur irregularly, such as the recording of stock-based compensation expense, or which fluctuate from period to period, such as foreign currency gain or loss.  Consequently corporate segment expenses are generally not directly comparable from period to period.

Segment Revenues

The corporate segment recorded revenues of $379,000 in the first quarter of 2012, compared to $2.5 million in the first quarter of 2011. The $2.1 million year-over-year decrease in segment revenues is principally due to a $2 million decrease in net realized investment gains. Realized investment gains in this segment fluctuate from period to period, and arise primarily as a result of activity in PICO European and our deferred compensation investment portfolios.

In the first quarter of 2012, a $122,000 net realized investment loss was reported which is comprised of gains on the sale of various portfolio holdings of $719,000 offset by an $841,000 loss on other-than-temporary impairment of certain equity securities, compared to net realized investment gains of $1.9 million in the first quarter of 2011.

Segment Expenses

First quarter segment expenses decreased approximately $315,000 year-over-year, primarily due to a $471,000 higher foreign exchange gain, which reduced segment expenses.

Deferred Compensation Expense

The investment income and realized gains or losses from the deferred compensation assets are recorded as revenues in the period that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense or recovery.  The change in net unrealized appreciation or depreciation in the deferred compensation assets each period is not recorded in revenues, but it is charged to expense or recovery.  Once the deferred compensation has been distributed, over the lifetime of the assets, the revenues and deferred compensation expense offset, and there is no net effect on segment results. In other words, the participants bear the risk of investment return on the assets.

Stock-Based Compensation Expense

The stock-based compensation expense recognized in this segment principally consists of costs related to restricted stock units ("RSU") as follows (in thousands).

	2012	2011
RSU - Officers	$1,024	$1,101
RSA - Directors	37	29
	$1,061	$1,130

As of March 31, 2012, there was $9 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests in October 2014.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily results from the effect of fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an inter-company loan to PICO European, which is denominated in Swiss Francs.

Segment expenses were offset by an $888,000 foreign exchange gain in the first quarter of 2012, and a $417,000 gain in the first quarter of 2011.

 Investment in Unconsolidated Affiliate (Spigit, Inc.)

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in the corporate segment. Currently, the most significant such business is Spigit, which is a developer of social productivity software, with an established customer base including several companies in the Fortune 2000.

At March 31, 2012, we own 28% of the voting interest in Spigit. Our investment in Spigit is reported in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we exercise significant influence over Spigit's operating and financial policies. Our share of Spigit's loss is recorded in our statement of operations and comprehensive income or loss, in the line captioned “Equity in loss of unconsolidated affiliate,” below our income or loss before income taxes, and is therefore not included in the corporate segment result shown in the table above.

During 2012, Spigit raised additional capital and, as a result, our ownership decreased from 30% at December 31, 2011 to 28% at March 31, 2012. Our equity in loss of unconsolidated affiliate was zero in the first quarter of 2012, and $1.6 million in the first quarter of 2011. During 2011, the total losses recorded to date from Spigit reduced the carrying value of the investment to zero. Consequently, we will not record any additional losses reported by Spigit unless we decide to invest additional capital into Spigit. Currently, there are no plans or obligations to invest any further capital in Spigit.

LIQUIDITY AND CAPITAL RESOURCES—THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Cash Flow

Our assets primarily consist of our operating subsidiaries, cash and cash equivalents, and holdings in publicly-traded securities.  On a consolidated basis, we had $110.4 million in cash and cash equivalents at March 31, 2012, compared to $125.5 million at December 31, 2011.  In addition to cash and cash equivalents, at March 31, 2012 the consolidated group held fixed-income securities with a market value of $29.3 million, and publicly-traded equities with a market value of $47.5 million.

Our liquid funds are principally invested in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.

The cash and cash equivalents, fixed-income securities, and publicly-traded equities held in each segment at March 31, 2012 are:

•	the Water Resource and Water Storage Operations segment holds cash of $623,000;
•	the Real Estate Operations segment holds cash of $3.2 million;
•	the Agribusiness Operations segment holds cash of $373,000
•
the Insurance Operations In “Run Off” segment holds cash of $28.4 million, fixed-income securities with a market value of $18.7 million, and publicly-traded equities with a market value of $15.7 million; and

•
the Corporate segment holds cash of $56.1 million, publicly-traded equities with a market value of $24 million, and fixed-income securities with a market value of $3.4 million.  In addition, cash of $21.8 million, publicly-traded equities with a market value of $7.8 million, and fixed-income securities with a market value of $7.2 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include cash balances, cash flow from operations, the sale of holdings or assets, and the proceeds of borrowings or offerings of equity and debt.  We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings. Our cash flow position fluctuates depending on the requirements of our operating subsidiaries for capital, and activity in our insurance company investment portfolios.

In broad terms, the cash flow profile of our principal operating subsidiaries is:

Water Resource and Water Storage Operations

To date, a substantial portion of Vidler's revenue has come from the one-time sale of real estate and water assets.  These assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S.  The timing and value of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one accounting period to another.  Vidler generates cash flow from sales of real estate and water assets and finances its exploration and development costs from existing cash resources.  Vidler's project expenses are generally discretionary in nature.

Real Estate Operations

Although UCP has sold lots and homes since 2009, to date our focus has been on the acquisition of finished and partially-developed residential lots in selected California markets and in the Puget Sound market area of Washington state.  UCP will finance any additional acquisitions or development and construction costs from existing cash resources within the group, the proceeds of the sale of existing lots and homes, and/or through external financing.

Agribusiness Operations

In December 2010, we invested $60 million for an 88% ownership interest in a canola processing plant to be constructed and operated by Northstar near Hallock, Minnesota.  The plant is expected to be operational by the third quarter of 2012.  The total cost of the plant and its initial working capital requirements is estimated at $168 million.

Northstar has entered into a $100 million credit agreement with various lenders and ING, as agent for the lenders. The credit agreement consists of:

•up to $89.5 million in non-recourse senior secured multi-draw loans to finance the construction of the project. Interest is payable quarterly, and the principal will be repaid over a five year amortization period, commencing on the earlier of project construction completion, or April 13, 2013. We intend to conduct a plant performance test during the third quarter of 2012 and, on successful completion, to convert the construction loan into a term loan in accordance with the credit agreement; and

•a $10.5 million non-recourse senior secured revolving credit facility to provide working capital on completion of the project construction. The revolving credit facility will be available until the earlier of five years from project construction completion, or April 15, 2018.

Construction of the plant started in January 2011. As of March 31, 2012, Northstar has drawn down all of PICO's $60 million of equity funding, and $63 million from the senior secured multi-draw loans under the credit agreement, to finance construction of the plant.

In connection with the credit agreement, PICO has agreed to provide up to $10.5 million of temporary working capital (the "Sponsor Loan") to Northstar, prior to canola seed crushing operations commencing. We anticipate that the Sponsor Loan will be largely repaid by Northstar drawing on the $10.5 million senior secured revolving credit facility when construction of the plant is complete. Northstar borrowed $6.3 million on the Sponsor Loan during the first quarter of 2012, which Northstar utilized to purchase canola seed inventory and to fund margin accounts for the canola seed hedging contracts. In the event of cost over-runs on the construction of the plant, PICO has agreed to contribute further equity to Northstar; however, no cost over-runs are currently projected.

Insurance Operations in "Run Off"

Investment income substantially covers the operating expenses of the “run off” insurance companies, Physicians and Citation.  The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in the insurance companies' investment portfolios, and recoveries from reinsurance companies.

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. At March 31, 2012, the insurance companies had a combined total of $52.8 million in statutory surplus.

Typically, our insurance subsidiaries structure the maturity of fixed-income securities to match the projected pattern of claims payments.  When interest rates are at very low levels, the bond portfolios may have a shorter duration than the projected pattern of claims payments.

The fixed-income securities held by our insurance companies consist of bonds with 10 years or less to maturity (Fair Value in thousands):

	Fair Value	Percentage of Total
Issuer	March 31, 2012	Fair Value
U.S. Treasury	$5,556	30%
Government-Sponsored Enterprises	1,058	6%
State of California general obligations	3,392	18%
Domestic investment-grade corporate bonds	3,599	19%
Foreign corporate bonds	5,040	27%
	$18,645	100%

Corporate

PICO European holds a portfolio of small-capitalization value stocks which are publicly traded in Switzerland. The portfolio is partially financed with Swiss Franc loans from a Swiss bank, to provide a natural hedge against fluctuation in the U.S. dollar-Swiss Franc exchange rate for a portion of the portfolio. During the first three months of 2012, the sale of equity securities from this portfolio generated $1.6 million in cash, and $3.3 million of equity securities were purchased.

Group Cash:

At March 31, 2012, excluding the cash in the insurance companies, PICO European, the Rabbi Trusts, and Northstar, the parent company and its operating subsidiaries had cash of $50.3 million, which is available to cover overhead or to allocate to new or existing projects in any segment. In addition, the parent company and its operating subsidiaries had fixed-income securities with a market value of $3.4 million, and publicly-traded equity securities with a market value of $6.1 million at March 31, 2012.

We estimate that we have sufficient cash and fixed-income securities to cover our cash needs for at least the next 12 months. We are currently budgeting additional sales of real estate in UCP over the remainder of 2012 and beyond, which may provide cash which can be allocated to any segment. However, if the budgeted sales in UCP do not occur as scheduled, and in the absence of significant sales in another segment, we may begin to defer significant expenditures and may also require additional financing in 2013 or 2014.  In the long term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could implement any one of, or a combination of, the following: defer significant expenditures, sell assets, dividend cash from the insurance operations in “run-off” segment, and raise cash from debt or equity offerings.

As shown in our condensed consolidated statements of cash flow, cash and cash equivalents decreased by $15.1 million in the first three months of 2012, compared to a $5.3 million net decrease in the first three months of 2011.

Cash Flows From Operating Activities

During the first quarter of 2012, operating activities used $19.7 million in cash.  The principal operating cash outflow was $6.2 million used by Northstar to purchase canola seed inventory. In addition, UCP used $6.6 million of cash (net of non-recourse debt financing of $360,000) to acquire and develop residential housing lots. Other operating cash outflows included the payment of $2.6 million of income taxes, project expenses at Vidler, and group overhead expenses.  The principal operating cash inflow was lot and home sales by UCP of $3.5 million.

During the first quarter of 2011, operating activities used $22.9 million in cash.  The principal operating cash outflow was $9.9 million for real estate and water assets, which primarily reflected $8 million expended by UCP to acquire and develop lots (net of non-recourse debt financing of $6.1 million).  Other operating cash outflows included project expenses at Vidler, and overhead expenses.  The principal operating cash inflows were lot sales by UCP, and investment income from the Insurance Operations in “Run Off” segment and from liquid funds held in the other segments.

Cash Flows From Investing Activities

Investing activities used $9.6 million of cash in the first quarter of 2012.  Proceeds from the sale of stocks provided cash of $2.3 million, and we purchased $5.5 million of new equities, which principally reflects activity in our insurance company portfolios, PICO European, and deferred compensation portfolios. Proceeds from the maturity and call of bonds provided cash of $9.4 million, and we purchased $1.4 million of new fixed-income securities, which principally reflects activity in our deferred compensation and insurance company portfolios. We expended $14.4 million on plant and equipment, substantially consisting of construction of Northstar's canola processing plant.

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

Cash Flows From Financing Activities

Financing activities provided $14.6 million of cash in the first quarter of 2012. Cash of $17 million was borrowed from the Northstar debt facility. In addition, UCP borrowed $413,000 and repaid $1.8 million under various arrangements used to finance development costs for its real estate projects.

Financing activities used $4.9 million of cash in the first quarter of 2011. This represented the repayment of a $4.9 million (4.5 million Swiss Francs, or "CHF") fixed advance which matured in March 2011, utilizing available Swiss Franc cash held by PICO European.

Our only other debt consists of the $63 million Northstar non-recourse senior secured construction loan facility, $29 million notes payable on properties owned by UCP (substantially all of which are non-recourse), and an $893,000 non-recourse note payable on one of Vidler's ranch properties.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk
Our balance sheets include significant assets and liabilities whose fair values are subject to market, interest rate, foreign currency exchange rate, and to a lesser extent, commodity price and counterparty risk. Market risk is the risk of loss arising from adverse changes in the market price of our investment in debt and equities. Our interest rate risk relates to our investment in fixed maturity securities and our debt obligations. Our foreign currency risk relates to our investments denominated in foreign currencies and our commodity price risk relates to fluctuations in prices for canola seed inventory (and eventually our canola oil and meal that we expect to produce in the second half of 2012).
At March 31, 2012, we had $29.3 million of fixed maturity securities, $8.9 million of which were denominated in New Zealand dollars, and $47.5 million of marketable equity securities that were subject to market risk, $24.2 million of which were denominated primarily in Swiss Francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. At March 31, 2012, we had $110 million in debt at various interest rates and terms. The majority of this debt is construction financing used to build our canola seed crushing plant. We manage our interest rate risk on our debt obligations by only borrowing short or medium term when possible, locking into fixed rates, using floating rates or we may enter into interest rate swap agreements. We use derivative instruments to manage our exposure associated with commodity prices. We enter into derivative contracts with major financial institutions or directly in commodity exchanges in the case of commodity futures. While these derivatives are subject to fluctuations in value, those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivatives we use are intended to reduce volatility in our results of operations, however we could experience material volatility, especially during the start - up phase of our agribusiness operations.
    We use two models to report the sensitivity of our assets subject to market and foreign currency exchange risk. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At March 31, 2012, the model calculated a loss in fair value of $609,000. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $7.9 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $1.4 million that would impact the foreign currency translation in consolidated shareholders’ equity.
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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II: Other Information

Item 1:  Legal Proceedings

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Fish Springs Ranch, LLC:

The Company’s settlement agreement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC is pending ratification by the United States Congress, which we anticipate will occur in 2012 however, we cannot be certain as to when the United States Congress will act on this matter.  No material developments occurred relating to this dispute or the settlement agreement during the first quarter of 2012.

PICO Holdings, Inc:

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego (the "Derivative Actions").  The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote.  The Company removed each of the Derivative Actions to the United States District Court, Southern District of California and filed motions to dismiss each of the Derivative Actions.  The plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego.  On January 6, 2012, the District Court granted in part the Company's motion to dismiss and granted in part plaintiffs' motions to remand, remanding certain claims to the Superior Court of the State of California.  The plaintiffs appealed, and the Company cross-appealed, the District's Court's rulings.  On March 29, 2012, the Superior Court of California stayed the Derivative Actions pending the appeal and cross-appeal in the Ninth Circuit Court of Appeals.  An estimate of the possible range or outcome of this litigation cannot be made.  However, the Company does not believe this litigation will result in a material impact to the consolidated financial statements.

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

Item 1A:  Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (our “2011 Form 10-K”). There have been no material changes to the risk factors previously disclosed in our 2011 Form 10-K.
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

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

PICO HOLDINGS, INC.

Date:	May 9, 2012	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)