Form 10-Q
period 2012-06-30
PICO HOLDINGS INC /NEW
filed 2012-08-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
(Address of principal executive offices, including Zip Code)

(858) 456-6022
(Registrant’s telephone number, including area code)

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
Yes ☐ No ☒
On August 8, 2012, the registrant had 22,769,080 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Six Months Ended June 30, 2012

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements
PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands)

	June 30, 2012	December 31, 2011

ASSETS
Available-for-sale investments:
Fixed maturities	$10,617	$15,205
Equity securities	29,816	27,901
Total available-for-sale investments	40,433	43,106
Other investments	2,060	2,060
Total investments	42,493	45,166

Cash and cash equivalents	60,731	99,549
Notes and other receivables, net	12,275	6,669
Real estate and water assets, net	353,662	333,840
Property and equipment, net	128,816	108,842
Inventory	7,054
Other assets	22,383	16,951
Assets of discontinued operations	69,318	77,048
Total assets	$696,732	$688,065

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$122,827	$93,431
Deferred compensation	37,957	36,315
Other liabilities	21,406	20,833
Liabilities of discontinued operations	24,656	27,824
Total liabilities	206,846	178,403

Commitments and contingencies

Common stock, $.001 par value; authorized 100,000 shares, 26,009 issued and 22,769 outstanding at June 30, 2012, and 27,122 issued and 22,705 outstanding at December 31, 2011	26	27
Additional paid-in capital	529,291	546,608
Retained earnings	13,959	34,288
Accumulated other comprehensive income (loss)	41	(959)
Treasury stock, at cost (common shares: 3,240 in 2012 and 4,417 in 2011)	(60,540)	(78,152)
Total PICO Holdings, Inc. shareholders’ equity	482,777	501,812
Noncontrolling interest in subsidiaries	7,109	7,850
Total shareholders' equity	489,886	509,662
Total liabilities and shareholders' equity	$696,732	$688,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Sale of real estate and water assets	$1,441	$6,837	$4,985	$7,712
Sale of canola oil and meal	9,640		9,640
Net investment income	832	977	1,417	1,887
Net realized gain (loss) on sale and impairment of investments	(84)	1,539	(207)	3,426
Other	721	538	2,400	890
Total revenues	12,550	9,891	18,235	13,915
Costs and expenses:
Operating and other costs	12,615	5,961	21,503	14,832
Cost of real estate and water assets sold	1,060	5,446	3,370	5,924
Cost of canola oil and meal sold	7,762		7,762
Depreciation and amortization	427	335	832	664
Interest	1,290		2,305	146
Total costs and expenses	23,154	11,742	35,772	21,566
Loss before income taxes	(10,604)	(1,851)	(17,537)	(7,651)
Provision (benefit) for federal, foreign, and state income taxes	125	(1,284)	(1,073)	(3,663)
Equity in loss of unconsolidated affiliate		(2,142)		(3,717)
Loss from continuing operations	(10,729)	(2,709)	(16,464)	(7,705)
Income (loss) from discontinued operations, net of income taxes	(5,224)	3,762	(4,606)	5,833
Net income (loss)	(15,953)	1,053	(21,070)	(1,872)
Noncontrolling interests	520	1,032	741	1,852
Net income (loss) attributable to PICO Holdings, Inc.	$(15,433)	$2,085	$(20,329)	$(20)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED, CONTINUED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Other Comprehensive Loss:
Net Income (loss)	$(15,953)	$1,053	(21,070)	(1,872)
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on available-for-sale securities	$(645)	$(4,707)	$894	$(7,483)
Foreign currency translation	94	221	106	(475)
Total other comprehensive income (loss), net of tax	(551)	(4,486)	1,000	(7,958)
Comprehensive loss	(16,504)	(3,433)	(20,070)	(9,830)
Comprehensive loss attributable to noncontrolling interests	520	1,032	$741	$1,852
Comprehensive loss attributable to PICO Holdings, Inc.	$(15,984)	$(2,401)	$(19,329)	$(7,978)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.45)	$(0.07)	$(0.69)	$(0.26)
Income (loss) from discontinued operations	(0.23)	0.16	(0.20)	0.26
Net income (loss) per common share	$(0.68)	$0.09	$(0.89)	$—
Weighted average shares outstanding	22,769	22,700	22,747	22,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, January 1, 2012	27,122	$27	$546,608	$34,288	$(959)	4,417	$(78,152)	$7,850	$509,662
Stock-based compensation expense			1,980						1,980
Exercise of restricted stock unit	94		(1,019)			30	(667)		(1,686)
Retirement of PICO common stock	(1,207)	(1)	(18,278)			(1,207)	18,279		—
Net loss				(20,329)				(741)	(21,070)
Unrealized gain on investments					894				894
Foreign currency translation					106				106
Ending balance, June 30, 2012	26,009	$26	$529,291	$13,959	$41	3,240	$(60,540)	$7,109	$489,886

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, January 1, 2011	27,117	$27	$542,072	$88,830	$15,327	4,417	$(78,152)	$2,620	$570,724
Stock-based compensation expense	5		2,259						2,259
Changes in ownership of noncontrolling interest								490	490
Net loss				(20)				(1,852)	(1,872)
Unrealized loss on investments					(7,483)				(7,483)
Foreign currency translation					(475)				(475)
Ending balance, June 30, 2011	27,122	$27	$544,331	$88,810	$7,369	4,417	$(78,152)	$1,258	$563,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011
OPERATING ACTIVITIES:

Cash used in operating activities - continuing operations	$(42,233)	$(21,367)
Cash used in operating activities - discontinued operations	(3,174)	(4,631)
Net cash used in operating activities	(45,407)	(25,998)

INVESTING ACTIVITIES:
Purchases of investments	(6,300)	(4,905)
Proceeds from sale of investments	8,561	35,758
Proceeds from maturity of investments	831	831
Purchases of property and equipment	(25,486)	(32,885)
Increase in margin deposits	(2,982)	—
Other investing activities, net	52	(102)
Cash used in investing activities - continuing operations	(25,324)	(1,303)
Cash provided by investing activities - discontinued operations	1,925	20,935
Net cash provided by (used in) investing activities	(23,399)	19,632

FINANCING ACTIVITIES:
Repayment of debt	(2,789)	(5,014)
Repurchase of shares and payment of withholding taxes on RSU exercise	(1,019)
Proceeds from debt	32,000
Net cash provided by (used in) financing activities - continuing operations	28,192	(5,014)

Effect of exchange rate changes on cash	166	(1,569)
Decrease in cash and cash equivalents	(40,448)	(12,949)
Cash and cash equivalents beginning of the period	125,547	114,759
Cash and cash equivalents end of the period	85,099	101,810
Less cash and cash equivalents of discontinued operations at the end of the period	24,368	18,860
Cash and cash equivalents of continuing operations at the end of the period	$60,731	$82,950

SUPPLEMENTAL CASH FLOW INFORMATION:
Payment for federal, foreign, and state income taxes	$2,984	$16
Interest paid, net of amounts capitalized	$2,072	$525
Non-cash investing and financing activities:
Unpaid liability incurred for construction costs	$3,718
Mortgage incurred to purchase real estate	$360	$7,446

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, unpaid losses and loss adjustment expenses, assessment of impairment of real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2012, and December 31, 2011, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Discontinued Operations:

During the three months ended June 30, 2012, the Company signed an agreement to sell its insurance in run-off companies. As a result of the pending transaction, the assets and liabilities of the insurance segment qualify as held for sale at June 30, 2012 and have been classified as discontinued operations in the accompanying condensed consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the insurance segment as discontinued operations. See Note 7 for additional detail.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

At June 30, 2012, the Company had one stock-based compensation arrangement:

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

A summary of activity of the RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2012	594,000	5,046
Granted	13,716
Vested	(140,000)	(5,046)
Outstanding at June 30, 2012	467,716	—
Unrecognized compensation cost (in thousands)	$8,403	$—

Restricted Stock Units (RSU):

Granted in 2012:

In June of 2012, as part of a duly adopted revised director annual compensation program, the Company issued 2,286 RSU, to each of the six non-employee directors of the Company for a total of 13,716 awards.  Each award vests one year from the date of grant. The RSU were valued at the Company’s closing stock price on the date of grant and the compensation expense is recognized over the vesting period of the award.

The Company recorded stock based compensation expense of $896,000 and $1.9 million, for the three and six months ended June 30, 2012, respectively for the RSU outstanding during the period. During the three and six months ended June 30, 2011, the company recorded $1.1 million and $2.2 million of stock-based compensation expense, respectively for the RSU outstanding during the period.

During the six months ended June 30, 2012, 140,000 RSU vested which resulted in delivery of 94,176 newly issued shares of PICO common stock.

Restricted Stock Awards (RSA):

The Company had issued 700 RSA (or a proration of such amount based on the director’s start date) to each non-employee director of the Company from 2008 to 2011.  Each award vested one year from the date of grant.  Until vested, the awards were held in escrow; however, the shares were voted and the holder was entitled to any dividends.  Once vested, common stock of the Company was distributed to the recipient.  Each award was valued at the Company’s closing stock price on the date of grant and the compensation expense is recognized over the vesting period of the award.

Stock-Settled Stock Appreciation Rights (SAR):
There were no SAR granted or exercised during the six months ended June 30, 2012 or 2011 and there was no stock-based compensation expense recognized for SAR during the three and six months ended June 30, 2012 or 2011 as there were no unvested SAR in those periods.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2012	1,812,079	$36.16	4.5 years

Outstanding and exercisable at June 30, 2012	1,812,079	$36.16	4 years

At June 30, 2012, none of the outstanding SAR were in-the-money.

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts in revenues with a corresponding increase in the trust assets (except in the case of PICO stock, which is reported as treasury stock, at cost). The deferred compensation liability is increased when there is appreciation in the market value of the assets held, with a corresponding expense recognized in operating and other costs. In the event the trust assets decline in value, the Company reverses previously expensed compensation. The assets of the plan are held in Rabbi Trust accounts. Such accounts hold various investments that are consistent with the Company’s investment policy, and are accounted for and reported as available-for-sale securities in the accompanying condensed consolidated balance sheets. Assets of the trust will be distributed according to predetermined payout elections established by each participant.
At June 30, 2012 and December 31, 2011, the Company had $38 million and $36.3 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.
The deferred compensation liability increased by $1.7 million during the six months ended June 30, 2012 primarily due to an increase in the fair value of the assets of $1.5 million. Included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three and six months ended June 30, 2012 is compensation recovery of $127,000 and expense of $1.5 million, respectively. For the three and six months ended June 30, 2011, operating and other costs included compensation expense of $1.1 million and $2.2 million, respectively.

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income or loss are as follows (in thousands):

	June 30, 2012	December 31, 2011

Net unrealized appreciation on available-for-sale investments	$5,575	$4,681
Foreign currency translation	(5,534)	(5,640)
Accumulated other comprehensive income (loss)	$41	$(959)

The accumulated balance is net of deferred income tax liability of $211,000 at June 30, 2012 and net of a deferred tax asset of $516,000 at December 31, 2011.

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

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At June 30, 2012 and December 31, 2011, the Company had real estate of $7.5 million and $6.5 million, respectively, classified as held for sale.

Inventory:

The Company classifies its canola seed as raw material inventory and canola oil and meal as finished goods inventory. Such inventory is carried at net realizable value as it is considered a readily marketable agricultural commodity that is readily convertible to cash because of its commodity characteristics, widely available markets, and international pricing mechanisms. This agricultural commodity inventory has quoted market prices in active markets or is directly correlated to an active market, may be sold without significant further processing and has predictable and insignificant disposal costs. Changes in the fair values of agricultural commodities inventories are recognized in earnings as a component of operating and other costs. At June 30, 2012, the Company had $7.1 million in raw material inventory, of which $6.9 million is considered readily marketable.

Derivatives:

In the normal course of business, the Company uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices. The Company generally uses exchange traded futures to minimize the effects of changes in the prices of agricultural commodities in its agricultural commodity inventories and forward purchase and sale contracts. The Company recognizes each of its derivative instruments as either assets or liabilities at fair value in its consolidated balance sheets. While the Company considers exchange traded futures and forward purchase and sale contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Changes in the fair value of these contracts and related readily marketable agricultural commodity inventories are included in cost of canola oil and meal sold in the consolidated statements of operations and comprehensive income or loss.

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

The Company reported an income tax expense of $125,000 and an income tax benefit of $1.1 million for the three and six months ended June 30, 2012, respectively, and income tax benefit of $1.3 million and $3.7 million for the three and six months ended 2011, respectively. The effective income tax rate for continuing operations was 1% and 6% for the three and six months ended June 30, 2012, and 69% and 48% for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2012, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the net deferred tax assets and certain non-deductible compensation expense. The effective rate differs from the statutory rate in 2011 primarily due to the recognition or reversal of interest expense and penalties on uncertain tax positions, certain non-deductible compensation expense, and the tax benefit of our share of the loss of our unconsolidated affiliate.

Treasury Stock:

During the six months ended June 30, 2012, the Company retired 1.2 million shares of PICO common stock owned by PICO Holdings that was classified as treasury stock. The transaction reduced treasury stock and additional paid-in-capital by $18.3 million. The transaction also reduced the number of shares issued and outstanding, and the number of treasury shares by 1.2 million, but did not affect net shares outstanding or earnings per share of the Company.

Related Party Transactions:

On August 6, 2012, the Company entered into a Severance Agreement with each of Maxim C. W. Webb, Executive Vice President and Chief Financial Officer, and John T. Perri, Vice President and Chief Accounting Officer.  Each agreement provides for the payment of two years base salary and a pro rata portion of the annual cash incentive payment, as well as reimbursement of up to one year of COBRA expenses, in the event of an involuntary termination of employment (other than for “cause”) or a resignation for “good reason.”  Each agreement has a term of two years and will automatically renew for an additional two year term unless, at least 90 days before the expiration of the then current term, the Compensation Committee decides to terminate or amend the agreement.

Recent Accounting Pronouncements

In July 2012, the FASB issued guidance on testing indefinite-lived intangible assets for impairment. The amended guidance simplifies how entities test for impairment of indefinite-lived intangible assets. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the asset is less than its carrying amount as a basis for determining if performing a quantitative test is necessary. The amendments do not change the measurement of impairment losses. The amendments are effective for the Company's first quarter of the fiscal year ending December 31, 2013. The Company does not expect the adoption of these provisions to have a material impact on the consolidated financial statements.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The amended guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The amendments will be effective for the Company beginning July 1, 2012 but is not expected to have a material impact on the consolidated financial statements.

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

For the three and six months ended June 30, 2012 and 2011, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share for continuing operations was anti-dilutive.

3.  Investments

The following table reports the cost and carrying value of available-for-sale investments at June 30, 2012 and December 31, 2011 (in thousands):

June 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
Corporate bonds	$10,231	$389	$(3)	$10,617
Marketable equity securities	27,137	3,170	(491)	29,816
Total	$37,368	$3,559	$(494)	$40,433

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$831			$831
Corporate bonds	13,871	$559	$(56)	14,374
	14,702	559	(56)	15,205
Marketable equity securities	26,575	2,440	(1,114)	27,901
Total	$41,277	$2,999	$(1,170)	$43,106

The following tables summarize the fair value and the gross unrealized loss for periods less than or greater than 12 months (in thousands):

	June 30, 2012		December 31, 2011
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds			$66	$1
Marketable equity securities	$1,987	$76	6,510	354
Total	$1,987	$76	$6,576	$355

	June 30, 2012		December 31, 2011
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$2,160	$3	$2,818	$55
Marketable equity securities	5,736	415	2,757	760
Total	$7,896	$418	$5,575	$815

Marketable Equity Securities:  The Company’s $29.8 million in marketable equity securities at June 30, 2012, consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets.  At June 30, 2012, the Company reviewed each equity security in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information collectively did not indicate impairment.  The primary cause of the loss on those securities was normal market volatility. The Company did however, record a loss on the securities that were other-than-temporarily impaired of $76,000 and $998,000 for the three and six months ended June 30, 2012, respectively. No impairment losses were recorded during the six months ended June 30, 2011.

Debt Securities: The Company owns primarily corporate bonds in its fixed maturity portfolio which are purchased based on the maturity and yield-to-maturity of the bond, and an analysis of the fundamental characteristics of the issuer.  At June 30, 2012, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. During the three and six months ended June 30, 2012, and 2011, the Company did not record any impairment charges on investments in debt securities.

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

4.  Disclosures About Fair Value of Financial Instruments:

Financial Fair Value Measurements:

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2012, and December 31, 2011, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company owns $21.4 million of available-for-sale equity securities that trade on over-the-counter bulletin board markets. At June 30, 2012, the Company classified $13.3 million of those securities as Level 2 due to the trading volumes being lower than normal, coupled with wide bid/ask spreads, lack of current publicly available information, or few or no recent transactions. There were no material transfers between Level 1 and Level 2 during the periods presented.

The Company has entered into board crush margin hedge contracts (the "swaps") with an international bank.  The purpose of the swaps is to hedge the crush margin of the canola seed crushing facility that the Company anticipates will become operational in the second half of 2012.  The swaps begin at the time of estimated initial production for a notional quantity of 12,000 tons escalating to 19,500 tons per month (approximately 67% of anticipated capacity) and swaps the floating price of the "Board margin" (the margin produced by the market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the US dollar) for a fixed price through March 2013.  The Company may enter into further swap agreements over the course of the next few months with the same counterparty for up to 80% of estimated future production.  Each swap qualifies as a financial instrument and is a cash-flow derivative that does not qualify for hedge accounting treatment.  As such, gains and losses are reported in costs of canola oil and meal sold in the statement of operations and the asset or liability is included in its respective other account balance in the accompanying balance sheets.

At June 30, 2012 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
Available-for-sale securities (1)	$27,170	$13,263		$40,433
Available-for-sale securities(1) - discontinued operations	$28,191	$6,284		$34,475
Readily marketable inventory (2)	$3,316	$3,556		$6,872
Derivative instruments (3)	$642	$2,044		$2,686
Liabilities
Derivative instruments (3)	$704	$172		$876

At December 31, 2011 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Available-for-sale securities (1)	$29,401	$13,705		$43,106
Available-for-sale securities(1) - discontinued operations	$29,338	$5,832		$35,170
Liabilities
Derivative instrument (3)		$2,511		$2,511

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

(2) Readily marketable inventory are commodity inventories that are reported at fair value based on commodity exchange quotations. Canola seed inventories are valued based on the quoted market price multiplied by the quantity of inventory and are classified as Level 1. Canola oil and meal inventories are classified as Level 2 because the inputs are directly observable, such as the quoted market price of the corresponding soybean commodity.

(3) Included in this caption are three types of derivative contracts: swaps, exchange traded futures, and forward commodity purchase and sale. The exchange traded futures contracts are valued based on quoted prices in active markets multiplied by the number of contracts and are classified as Level 1. The swaps are classified as Level 2 because the inputs are directly observable, such as the quoted market prices for relevant commodity futures contracts. The swaps are valued based on the difference of the arithmetic average of the quoted market price of the relevant underlying multiplied by the notional quantities, and the arithmetic average of the prices specified in the instrument multiplied by the notional quantities.  Forward commodity purchase and sale contracts classified as derivatives are valued using quantitative models that require the use of multiple inputs including quoted market prices and various other assumptions including time value. These contracts are categorized as Level 2 and are valued based on the difference between the quoted market price and the price in the contract multiplied by the undelivered notional quantity deliverable under the contract.

The following table sets forth the Company's non-financial assets that were measured at fair value on a non-recurring basis for the three months ended June 30, 2012, by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Net assets of insurance segment(1)			$44,662	$5,369

(1) As of June 30, 2012 the Company had a non-recurring fair value measurement for its insurance segment asset with a carrying amount of $50.1 million that was written down to its implied fair value of $44.7 million, resulting in an impairment charge of $5.4 million, which was included in the three months ended June 30, 2012.  The implied fair value was calculated using the assumed proceeds less selling costs from the pending sale of the insurance segment companies.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

The following table (in thousands) presents the carrying value and fair value of the Company's financial instruments which are not carried at fair value at June 30, 2012 and December 31, 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The level within the fair value hierarchy in which the fair value measurements are classified include measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). As of June 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The estimated fair value of the Company's debt approximated the carrying value based on current borrowing terms available, which are Level 2 inputs. The estimated fair value of the Company's investment in preferred stock of a private company approximated carrying value based on Level 3 inputs.

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$60,731	$60,731	$99,549	$99,549
Other investments	$2,060	$2,060	$2,060	$2,060
Notes and other receivables, net	$12,275	$12,275	$6,669	$6,669
Financial liabilities:
Debt	$122,827	$122,827	$93,431	$93,431

5.  Segment Reporting

PICO is a diversified holding company engaged in four operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Agribusiness Operations, and Corporate.

The accounting policies of the reportable segments are the same as those described in the Company’s 2011 Annual Report on Form 10-K filed with the SEC.

Management analyzes segments using the following information:

Segment assets (in thousands):

	June 30, 2012	December 31, 2011
Total Assets:
Water Resource and Water Storage Operations	$209,813	$207,385
Real Estate Operations	150,444	131,788
Agribusiness Operations	163,451	122,664
Corporate	103,706	149,180
Discontinued Operations	69,318	77,048
	$696,732	$688,065

Segment Assets:

During the six months ended June 30, 2012, total assets of the corporate segment decreased $45.5 million primarily due to funding real estate development activities, and the purchase of canola seed inventory in the agribusiness operations. Total assets in the real estate operations increased $18.7 million primarily due to acquisitions and development of real estate at UCP. Assets in the agribusiness segment increased $40.8 million primarily due to additional construction costs on the canola oil plant, purchases of canola seed inventory, and receivables on sales of canola oil and meal.

Consolidated Assets and Liabilities:

On a consolidated basis, during the six months ended June 30, 2012, property and equipment increased $20 million and canola seed inventory increased $7.1 million primarily from the activity in the agribusiness segment. Debt increased $29.4 million during the period primarily due to the increased borrowing by Northstar that has funded construction of the plant.

Segment revenues and income or loss before taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Water Resource and Water Storage Operations	$355	$336	$1,811	$688
Real Estate Operations	1,589	7,172	5,413	8,343
Agribusiness Operations	9,658	6	9,684	8
Corporate	948	2,377	1,327	4,876
Total revenues	$12,550	$9,891	$18,235	$13,915

Income (loss) before income taxes:
Water Resource and Water Storage Operations	$(1,817)	$(1,482)	$(2,979)	$(3,062)
Real Estate Operations	(2,411)	(239)	(3,756)	(1,980)
Agribusiness Operations	(2,528)	(587)	(3,054)	(973)
Corporate	(3,848)	457	(7,748)	(1,636)
Loss before income taxes	$(10,604)	$(1,851)	$(17,537)	$(7,651)

6.  Commitments and Contingencies

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc:

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the "Derivative Actions").  The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote.  The Company removed each of the Derivative Actions to the United States District Court, Southern District of California and filed motions to dismiss each of the Derivative Actions.  The plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego.  On January 6, 2012, the District Court granted in part the Company's motion to dismiss and granted in part plaintiffs' motions to remand, remanding certain claims to the Superior Court of the State of California.  The plaintiffs appealed, and the Company cross-appealed, the federal district courts rulings.  On March 29, 2012, the Superior Court of California stayed the Derivative Actions pending the appeal and cross-appeal in the Ninth Circuit Court of Appeals.  On June 18, 2012, the plaintiffs in each of the Derivative Actions filed their opening briefs in the appeal pending before the Ninth Circuit Court of Appeals, and on July 18, 2012, the Company filed its brief in opposition to Plaintiffs' appeals in each Derivative Action and its opening brief in support of its cross-appeals in each Derivative Action. Briefing on the appeals and cross-appeals is currently scheduled to be completed on August 31, 2012. An estimate of the possible range or outcome of this litigation cannot be made.  However, the Company does not believe this litigation will result in a material impact to the consolidated financial statements.

Fish Springs Ranch, LLC:

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the first six months of 2012.

The Company is subject to various other litigation matters that arise in the ordinary course of its business.  Certain of our insurance subsidiaries are frequently a party in claims proceedings and actions regarding insurance coverage, all of which are considered routine and incidental to our business.  Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material effect on the consolidated financial position, results of operations, or cash flows of the Company. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on our business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on our consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

7.  Discontinued Operations

During the three months ended June 30, 2012, the Company signed a stock purchase agreement for the sale of 100% of its wholly-owned insurance companies to White Mountains Solutions.  The financial terms of the deal anticipate obtaining department of insurance approval for a pre-close dividend to be paid from one, or both of the insurance entities to the Company before the sale.  The final purchase price will be adjusted depending on the amount of the dividend that is received prior to the close as well as any other increase or decrease in statutory surplus of the insurance companies between June 30, 2012 and closing.  The transaction is expected to be approved by the Ohio and California departments of insurance and is expected to close by the end of 2012.

The Company expects approval for a pre-close dividend of approximately $25 million, which would result in a purchase price, net of selling costs of approximately $19.6 million, and a loss on sale of $5.4 million before income taxes which has been recorded in the accompanying consolidated statement of operations for the three months ended June 30, 2012.  The income tax benefit for the loss on sale is estimated to be $3 million. However, consistent with the Company's overall conclusion that it is not more likely than not that the Company will recognize the deferred tax assets, a full valuation allowance has been recorded on this benefit.

As a result of the pending transaction, the assets and liabilities of the insurance segment qualify as held for sale at June 30, 2012 and have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented.  Consequently, prior periods presented have been recast from amounts previously reported to reflect the insurance segment as discontinued operations.

The net income or loss in each period, significant assets and liabilities are as follows (in thousands):

	Three months ended	Three months ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net investment income	$239	$318	$474	$590
Net realized gain on investments	550	5,721	636	9,084
Other income	111	24	121	42
	900	6,063	1,231	9,716
Operating and other costs	(462)	(287)	(650)	(802)
Income before income taxes	438	5,776	581	8,914
Provision (benefit) for income taxes	293	2,014	(182)	3,081
Income from operations	145	3,762	763	5,833
Loss on write down of assets to fair value	(5,369)		(5,369)
Net income (loss)	$(5,224)	$3,762	$(4,606)	$5,833

	June 30, 2012	December 31, 2011
ASSETS
Available-for-sale investments	$34,475	$35,170
Cash and cash equivalents	24,368	25,999
Reinsurance receivables	15,242	15,475
Other assets	305	404
Less: write down of assets to fair value (purchase price discount)	(5,072)
Total assets	69,318	77,048

LIABILITIES
Unpaid losses and loss adjustment expenses	22,854	23,292
Other liabilities	1,802	4,532
Total liabilities	24,656	27,824
Net carrying value	$44,662	$49,224

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of June 30, 2012 our business is separated into four operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations; and
•	Corporate

As of June 30, 2012, our major consolidated subsidiaries are (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•	UCP, LLC (“UCP”), which acquires and develops partially-developed and finished residential housing lots in selected markets in California and Washington;
•
PICO Northstar Hallock, LLC, an 88% owned subsidiary, doing business as Northstar Agri Industries ("Northstar"), which has constructed a canola seed crushing facility in Hallock, Minnesota. We anticipate the plant to commence full - scale production and crush 1,000 tons of canola seed per day in the third quarter of 2012;

•
Physicians Insurance Company of Ohio (“Physicians”), which is “running off” its medical professional liability insurance loss reserves and is classified as discontinued operations in these condensed consolidated financial statements; and

•
Citation Insurance Company (“Citation”), which is “running off” its property and casualty insurance and workers’ compensation loss reserves and is classified as discontinued operations in these condensed consolidated financial statements.

RESULTS OF OPERATIONS— THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Overview of Economic Conditions and Impact on Results of Operations:

The current economic environment and the housing slow-down that occurred in the U.S. in the past several years has decreased the rate of growth in the Southwest and demand for our water and real estate assets in certain markets. Specific events occurred in those markets in previous periods that resulted in impairment charges on our Fish Springs Ranch water credits and pipeline rights and our Carson Lyon water assets and certain real estate in 2011 and 2010. Any further deterioration in the markets in which we operate has the potential to require additional impairment charges on our real estate and water assets.

The focus of our operations is building long–term shareholder value.  Our revenues and results of operations can and do fluctuate widely from period to period.  For example, we recognize revenue from the sale of real estate and water assets when specific transactions close, and as a result, sales of real estate and water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year.

Discontinued Operations:

During the three months ended June 30, 2012, we signed an agreement to sell our insurance in run-off segment. As a result of the pending transaction, the assets and liabilities of the insurance segment have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, the discussion and analysis that follows reflect the insurance in run-off segment as discontinued operations.
PICO Shareholders’ Equity

At June 30, 2012, we reported shareholders’ equity of $482.8 million, or $21.20 per share, compared to $501.8 million, or $22.10 per share at December 31, 2011.  The $19 million decrease in shareholders’ equity for the first half of 2012 was primarily due to a net loss of $20 million. Book value per share decreased by $0.90, or 4%, during the first half of 2012.

Treasury Stock

During the six months ended June 30, 2012, the Company retired 1.2 million shares of PICO common stock owned by PICO Holdings that was previously classified as treasury stock held at a cost of $18.3 million. The transaction reduced both the number of shares issued and the number of treasury shares and, as a result, does not affect the number of net shares outstanding and has no impact on either book value per share or earnings per share.

Total Assets and Liabilities

Total assets at June 30, 2012, were $696.7 million, compared to $688.1 million at December 31, 2011, an increase of $8.7 million.  The net increase is primarily due to recording $6.6 million in receivables on the sale of canola oil and meal. Other significant increases in individual assets are due to purchases of real estate and to fund development costs of $23.6 million in our real estate and water segment assets, offset by sales of real estate with a cost of $3.4 million. In addition, we capitalized approximately $19.7 million in construction costs on our canola seed crushing facility that was financed with debt.

During the first half of 2012, total liabilities increased by $28 million, from $178.4 million at December 31, 2011 to $206.8 million at June 30, 2012 primarily as a result of additional debt borrowed by Northstar and used for construction of the canola seed crushing plant.

Net Loss

We reported a net loss from continuing operations, after noncontrolling interest, of $10.2 million, or $0.45 per share and a net loss of $1.7 million, or $0.07 per share for the second quarter ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012, our reported net loss was $15.7 million or $0.69 per share, compared to a net loss of $5.9 million, or $0.26 per share for the first half of 2011.

Discontinued Operations

Our insurance in run-off companies are reported as discontinued operations now that the sale of these entities is probable. We expect the sale will close before the end of 2012 on receipt of regulatory approvals of the transaction. The discontinued operations reported a loss of $4.6 million and income of $5.8 million for the six months ended June 30, 2012 and 2011, respectively. The results in 2012 include the expected loss on the sale of the segment of $5.4 million, offset by net income of $763,000. The income tax benefit for the loss on sale is estimated to be $3 million. However, consistent with our overall conclusion that it is more likely than not we will not recognize our total deferred tax assets, a full valuation allowance has been recorded and, as of June 30, 2012 we have not recognized the tax benefit arising on the disposal of the insurance companies.

Comprehensive Loss

For the second quarter of 2012, we reported comprehensive loss of $16 million which consisted primarily of a net loss of $15.4 million, and a decrease of $645,000 in unrealized appreciation on available-for-sale securities.

For the first half of 2012, we reported comprehensive loss of $19.3 million.  This comprehensive loss consisted of a net loss of $20.3 million, offset by an $894,000 net increase in unrealized appreciation on available-for-sale securities.

Segment Results of Operations

Our segment revenues and income or loss before taxes for the second quarter and first half of 2012 and 2011 were:

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Water Resource and Water Storage Operations	$355	$336	$1,811	$688
Real Estate Operations	1,589	7,172	5,413	8,343
Agribusiness Operations	9,658	6	9,684	8
Corporate	948	2,377	1,327	4,876
Total revenues	$12,550	$9,891	$18,235	$13,915

Income (loss) before income taxes:
Water Resource and Water Storage Operations	(1,817)	(1,482)	$(2,979)	$(3,062)
Real Estate Operations	(2,411)	(239)	(3,756)	(1,980)
Agribusiness Operations	(2,528)	(587)	(3,054)	(973)
Corporate	(3,848)	457	(7,748)	(1,636)
Loss before income taxes	$(10,604)	$(1,851)	$(17,537)	$(7,651)

Second Quarter Revenues

Our second quarter revenues were $12.6 million in 2012, compared to $9.9 million in 2011, an increase of $2.7 million year-over-year.  This increase was primarily due to a $9.7 million increase in revenue from sales of canola oil and meal during 2012, offset by a decrease of $5.2 million of sales of real estate in UCP and fewer realized gains in the corporate segments.

Second Quarter Costs and Expenses

Second quarter costs and expenses were $23.2 million in 2012, compared to $11.7 million in 2011, an increase in year-over-year expenses of $11.2 million.  This increase in expenses is primarily due to our agribusiness operations which reported an increase in cost of sales of canola oil and meal of $7.8 million and an increase of $3.8 million in overhead and interest expense.

Second Quarter Net Loss Before Income Taxes

Our second quarter year-over-year net loss before income taxes increased by $8.8 million primarily due to $1.6 million fewer realized gains in the first quarter of 2012, a $3.5 million increase in foreign currency loss, $5.2 million fewer sales of real estate in UCP, offset by a reduction of cost of real estate sold of $4.4 million, and an increase of $1.9 million in the loss reported by our agribusiness operations.

Second Quarter Income Taxes and Noncontrolling Interest in Subsidiaries

In the second quarter of 2012, we reported a net loss of $15.4 million, or $0.68 per share.  We recorded a $125,000 tax provision and noncontrolling interests reported a loss of $520,000.

We reported a net loss of $2.1 million, or $0.09 per share for the second quarter of 2011 after a $1.3 million tax benefit.  During the three months ended June 30, 2011, noncontrolling interests reported a loss of $1 million.

Our effective tax rate for the second quarter of 2012 and 2011 was a tax expense of 1% and tax benefit of 69% respectively, compared to the Federal corporate income tax rate of 35%. In 2012, the lower than statutory benefit is primarily due to the full valuation allowance recorded on our net deferred tax assets and nondeductible compensation expense. In 2011, the additional benefit over 35% is attributable to the tax benefit recorded on our share of the loss of our unconsolidated affiliate (no reported losses or resulting tax benefit accrued for this item in 2012), offset by nondeductible compensation expense.

First Half Revenues

First half revenues were $18.2 million in 2012, compared to $13.9 million in 2011, an increase of $4.3 million year-over-year.  This increase was primarily due to an increase in sales of canola oil and meal of $9.6 million, offset by a decrease in sales of real estate at UCP of $2.5 million.

First Half Costs and Expenses

First half costs and expenses were $35.8 million in 2012, compared to $21.6 million in 2011, an increase of $14.2 million.  This increase in expenses is primarily due to a $7.8 million increase in cost of canola oil and meal sold, additional overhead and interest expense in the agribusiness segment of $4 million and a $3.1 million increase in foreign currency losses in our corporate segment.

First Half Net Loss Before Income Taxes

Our first half year-over-year net loss before income taxes increased by $9.9 million. This was primarily due to a $6.1 million increase in the corporate segment loss, largely as a result of a reduction in realized gains and foreign exchange gain in 2012 compared to 2011; a $2.1 million increase in the loss in our agribusiness segment, due to the start up of canola seed crushing operations during the plant performance test in the second quarter of 2012; and a $1.8 million increase in the loss reported in our real estate segment due fewer sales in 2012 compared to 2011.

First Half Income Taxes and Noncontrolling Interest in Subsidiaries

In the first half of 2012, we reported a net loss of $20.3 million, or $0.89 per share.  We recorded a $1.1 million tax benefit and noncontrolling interests reported an expense of $741,000.

We reported a net loss of $20,000 for the first half of 2011 after a $3.7 million income tax benefit.  During the six months ended June 30, 2011, the noncontrolling interests reported a loss of $1.9 million.

Our effective tax rate for the first half of 2012 and 2011 was a tax benefit of 6% and 48% respectively, compared to the Federal corporate income tax rate of 35%. In 2012, the lower than statutory benefit is primarily due to recording a full valuation allowance on our deferred tax assets. In 2011, the additional benefit over 35% is attributable to the tax benefit recorded on our share of the loss of our unconsolidated affiliate (no reported losses or resulting tax benefit accrued for this item in 2012), offset by nondeductible compensation expense.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Sale of real estate and water assets	$5	$9	$15	$63
Net investment income	6	6	13	156
Other	344	321	1,783	469
Total revenues	355	336	1,811	688

Costs and expenses:
Cost of real estate and water assets sold	(1)	(2)	(3)	(7)
Interest expense	(17)		(34)	(28)
Depreciation and amortization	(331)	(295)	(653)	(584)
Overhead	(1,330)	(1,066)	(2,823)	(1,937)
Project expenses	(493)	(455)	(1,277)	(1,194)
Total costs and expenses	(2,172)	(1,818)	(4,790)	(3,750)
Loss before income taxes	$(1,817)	$(1,482)	$(2,979)	$(3,062)

Historically, Vidler's revenues have been volatile and infrequent. Since the date of closing generally determines the accounting period in which the sales revenue and cost of sales are recorded, Vidler’s reported revenues and income fluctuate from period to period, depending on the dates when specific transactions close.  Consequently, sales of real estate and water assets in any one year are not necessarily indicative of likely revenues in future years.

Segment Revenues

There were no significant sales of water rights and related real estate assets in the second quarter and first half of both 2012 and 2011Revenues generated in the second quarter and first half of 2012 and 2011 consisted of lease income from our ranch and farm properties and interest from the financing of certain water asset sales. In addition, in the first half of 2012, we recorded $1.3 million of income when an option contract with a potential purchaser of our Lincoln County, Nevada, power plant project expired.

Segment Expenses

Overhead expenses consisted of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.  Overhead expenses of $1.3 million in the second quarter of 2012 were higher by $264,000 when compared to overhead expenses in the second quarter of 2011 of $1.1 million.

Overhead expenses were $2.8 million for the first half of 2012 compared to $1.9 million in the first of 2011, an increase of $886,000 year-over-year. This increase was largely due to increased salaries, benefits and associated overhead for employees who previously operated in our real estate segment but are now working in Vidler to develop Vidler's existing and prospective water resource projects.

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

Project expenses of $493,000 and $455,000 in the second quarter of 2012 and 2011, respectively and $1.3 million and $1.2 million in the first half of 2012 and 2011, respectively were relatively unchanged.

REAL ESTATE OPERATIONS

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Sale of real estate – Nevada Land		$211		$211
Sale of real estate – UCP	$1,435	6,637	$4,970	7,439
Net investment income	61	133	143	280
Lease income and other	93	191	300	413
Total revenues	1,589	7,172	5,413	8,343

Costs and expenses:
Cost of real estate – Nevada Land		(20)		(20)
Cost of real estate – UCP	(1,059)	(5,424)	(3,367)	(5,897)
Interest expense	(324)		(677)	(69)
Operating expenses	(2,617)	(1,967)	(5,125)	(4,337)
Total costs and expenses	(4,000)	(7,411)	(9,169)	(10,323)
Loss before income taxes	$(2,411)	$(239)	$(3,756)	$(1,980)

As of June 30, 2012, our businesses in the real estate operations segment are primarily conducted through UCP and its operations in California and Washington. Our real estate operations for 2011 also include the results of Nevada Land & Resource Company ("Nevada Land") which owned real estate and certain water, mineral and geothermal rights in northern Nevada. We sold the remaining land owned by Nevada Land in December 2011 and, accordingly, the real estate segment's future results no longer include the revenues, costs and net income from the sale of real estate and lease income in Nevada Land.

It can take a year or more to complete certain real estate transactions, and the timing of real estate sales in any one year is unpredictable.  Historically the level of real estate sales has fluctuated from year to year.  Accordingly, it should not be assumed that the level of sales as reported will be maintained in future years.

In the following discussion, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

Segment Assets

UCP purchases and develops finished, partially - finished, entitled, and partially-entitled residential lots and, in some cases, also constructs and sells homes on certain of its finished lots. Primarily, these residential lots are located in select California markets. However, during 2011 and 2012, we have acquired both finished and entitled lots in the Puget Sound market area of Washington.  As of June 30, 2012, UCP owns or controls a total of 907 finished lots, 1,241 partially completed lots, 2,503 approved lots (lots with tentative maps or equivalent approvals) and 1,237 potential lots with no material approvals (most of these potential lots are properties we have under option). Of the 5,888 lots we own or control in total, 3,277 are located in the Central Valley region of California, 1,614 in the Monterey region of California, 200 in the Bay Area of California and 797 in the Central Puget Sound market area of Seattle, Washington.

Of these lots, we have built or partially built 38 homes in California and, based on current conditions, it is our intention to start construction of homes on a further 120 lots in California in the next twelve months. Currently, we are seeing indicators - both in our specific markets as well as nationally - of a nascent housing recovery. These indicators include modestly rising home prices, tightening supplies of inventory and increased rates of turnover of the available housing inventory. The continued strength and depth of the housing recovery will determine how many homes we ultimately construct on our inventory of finished lots and those lots that we are in the process of developing in to finished lots.

As of June 30, 2012, we have invested capital of over $135 million for the acquisition and development of these lots. Approximately $28.6 million of this capital has been financed by project specific debt, substantially all of which is non - recourse.

Segment Revenues

In the second quarter of 2012, segment total revenues were $1.6 million.  UCP sold six homes in the Central Valley and Monterey regions of California in the second quarter of 2012 for total sales proceeds of $1.4 million and a gross margin of approximately 26%.

In the second quarter of 2011, total segment revenues were $7.2 million. UCP sold 11 homes and 47 finished lots in the second quarter of 2011 for total sales proceeds of $6.6 million and a gross margin of approximately 18%.

In the first half of 2012, segment revenues were $5.4 million primarily generated from the sale of 12 homes in the Central Valley and Monterey regions of California and 26 finished lots in the Puget Sound market area of Washington.  The sale of these properties generated a gross margin of approximately $1.6 million and a gross margin percentage of 32% (first six months of 2011; gross margin of $1.5 million and a gross margin percentage of 20.7%). In the first six months of 2012 the gross margin from the sale of lots was 38% (9% in the first six months of 2011) compared to a gross margin of 29% from the sale of homes (34% in the first six months of 2011). In absolute terms, revenue per home sold is much higher than the revenue per lot sold: In the first six months of 2012, revenue was approximately $247,000 per home sold ($246,000 per home in the first six months of 2011) compared to revenue of approximately $77,000 per lot sold ($85,000 per lot sold in the first six months of 2011).

In the first half of 2011, segment revenues were $8.3 million. UCP contributed revenues of $7.4 million in the period from the sale of 14 homes and 47 finished lots.   Nevada Land generated $398,000 from lease and royalty income and net investment income of $280,000, primarily from interest earned on mortgage notes from sales of real estate.

Segment Results of Operations

The second quarter segment loss increased from $239,000 in the second quarter of 2011 to $2.4 million in the second quarter of 2012.  The year-over-year increase in net loss of $2.2 million is due primarily to (1) a decrease in the gross margin of $837,000 generated by the sale of land and homes at UCP (due to a decreased volume of sales in the second quarter of 2012 compared to 2011; we believe this to be merely a timing issue of when particular transactions close rather than any slow down in our overall sales program), and (2) a year-over-year increase in operating costs of $650,000. The increase in costs is due to a combination of two factors: UCP increased its overhead, primarily due to increased staff costs as project volumes increased; this increase was partially offset by the lack of overhead from Nevada Land as the final sale of real estate was in the fourth quarter of 2011.

The first half segment loss increased from a loss of $2 million in the first half of 2011 to a loss of $3.8 million in the first half of 2012. The year-over-year increase in net loss of $1.8 million is due primarily to a year-over-year increase in operating costs of $788,000 and an increase in interest charges of $608,000. The increase in operating costs is a combination of two factors: UCP increased its overhead year-over-year by approximately $1.5 million primarily due to increased staff costs as project volumes increase. This increase was partially offset by the lack of overhead arising in the real estate segment from Nevada Land's activities in the first quarter of 2012 due to the final sale of real estate in Nevada Land in the fourth quarter of 2011. Year-over-year interest costs as a whole were largely unchanged; however, only $222,000 of interest costs were capitalized in the first half of 2012 compared to capitalized interest costs of $728,000 in the first half of 2011. The year-over-year reduction in capitalized interest costs of $506,000 is due to a decreased level of overall development activity in the first half of 2012 compared to the first half of 2011.

AGRIBUSINESS OPERATIONS

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Sales of canola oil and meal	$9,640		$9,640
Net investment income	12	$6	12	$8
Other income	6		32
Total revenues	9,658	6	9,684	8

Cost of canola oil and meal sold	(7,762)		(7,762)
Depreciation	(7)	(2)	(14)	(3)
Interest expense	(821)		(1,327)
Plant costs and overhead	(3,596)	(591)	(3,635)	(978)
Total costs and expenses	(12,186)	(593)	(12,738)	(981)
Loss before income taxes	$(2,528)	$(587)	$(3,054)	$(973)

During the second quarter of 2012 we completed construction of the plant and commenced start-up operations in May 2012. While we will incur final construction costs in the third quarter, we believe the construction of the plant has been completed under budget by approximately $2 million and approximately three months ahead of schedule. In July 2012 we passed the performance test in accordance with a protocol developed by the independent engineer engaged by the bank syndicate. Passing the performance test has a number of implications which include: certifying we are able to crush 1,000 tons of canola seed per day, certifying that we can produce approved food quality canola oil and canola meal that meets the required specifications in our agreement with Land O' Lakes Purina Feed, LLC, and triggering the conversion of the construction loan to a term loan. We anticipate that once the term loan is in place we will be able to access a revolving credit facility from the bank syndicate to fund the majority of Northstar's future working capital needs.

To date, PICO has funded the working capital requirements of Northstar by means of a loan of $10.5 million and preference capital of $4.5 million. Due to increased working capital requirements beyond our initial projections, primarily due to the current high price of canola seed and the margin requirements from our canola seed inventory hedging operations, we are in the process of finalizing an amendment to the credit agreement entered in to with the bank syndicate to increase the revolving credit facility from $10.5 million to $27 million. We expect that PICO's loan to Northstar of $10.5 million will be repaid from the proceeds of this facility.

We anticipate approval for both the conversion of the construction loan to a term loan and the proposed increase in the revolving credit facility to be obtained in the third quarter of 2012. On receipt of these approvals we expect that Northstar will commence full - scale crushing operations at a capacity of 1,000 tons of canola seed per day.

As of June 30, 2012, $77 million has been drawn under the construction loan facility and during the first half of 2012 we recorded interest expense of $1.3 million on this loan.

We do not consider the plant's results of operations for both the second quarter and first half of 2012 to be indicative of the plant's future operating results for a number of reasons: First, the plant operated in start - up mode. This meant maximum crush capacity (1,000 tons of canola seed per day) was not obtained throughout both periods. Second, the plant frequently started and stopped prior to the plant performance test to make minor equipment modifications and calibrate certain equipment to maximize future efficiency. Third, net canola crush margins were unusually low in both periods due to an abnormally short supply of canola seed in the second quarter, a general oilseed market price increase due to widespread drought conditions in major soy bean producing regions of South America and the US Midwest, and reduced refined oil sales prices due to a sub-optimal customer mix during the plant performance testing period.

Overhead expenses in the second quarter and first half of 2012 primarily represent salaries and benefits of the personnel in place to oversee the construction and operation of the plant but also include expenses such as insurance and office costs. We believe that we are now fully staffed for anticipated full-scale production.

In future periods, once full-scale production has commenced, expenses will increase as variable and certain additional fixed costs (for example, cost of sales, energy costs, maintenance, and depreciation) for all aspects of the operation of the plant will be recorded.

As of June 30, 2012, Northstar has entered into several swap agreements with an international bank as the counterparty. The swap agreements begin in October, 2012 for 19,500 tons per month (approximately 67% of anticipated capacity) and swaps the floating price of the "Board margin" (the margin produced by the market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the US dollar) for a fixed price for a period of six months to March 2013. We may enter in to further swap agreements over the course of the next few months with the same counterparty for up to 80% of estimated future production. We have also entered in to a similar swap arrangement with the same counterparty for 12,000 tons for the month of August 2012.

The changes in fair value of swaps of this nature may be volatile and accordingly our results of operations may not necessarily be indicative of future segment results. In addition, the actual cash liability or asset of the swap agreements will not be known until settlements become due (commencing in August 2012) as full-scale production starts and revenues are generated from canola oil and meal.

The swap agreements are derivative instruments recorded at fair value but do not qualify for hedge accounting treatment. As a result, we record a gain or loss on the movement in the fair value of the derivative instrument in cost of goods sold in our segment results of operations at each reporting period.

In addition, canola seed inventory at June 30, 2012 is carried at net realizable value on our balance sheet based on quoted market prices in active markets. Changes in the value of our canola seed inventory are recognized in cost of goods sold each period. However, we aim to minimize the effects of changing prices in our seed inventory primarily through the use of traded futures contracts.

During the first half of 2012, the fair value of the liabilities under our swap agreements and futures contracts decreased from $2.5 million at December 31, 2011 to a net asset position of $1.8 million at June 30, 2012. As such, during the first half of 2012 we recorded a non-cash gain of $4.3 million as an offset to cost of goods sold and costs in our segment results of operations. In the second quarter of 2012, the movement in fair value of the swap agreements and futures contracts resulted in a non-cash gain of $2.4 million as an offset to cost of goods sold in our segment results of operations.

DISCONTINUED OPERATIONS

During the three months ended June 30, 2012, the Company signed a stock purchase agreement for the sale of 100% of its interest in its wholly owned insurance companies to White Mountains Solutions.  The financial terms of the transaction anticipate obtaining department of insurance approval for a pre-close dividend to be paid from one, or both of the insurance entities to the Company prior to the close of the sale of both Physicians and Citation.  The transaction is expected to be approved by the Ohio and California departments of insurance and is expected to close by the end of 2012. The final purchase price will be adjusted depending on the amount of the dividend that is received prior to the close as well as any other increase or decrease in statutory surplus of Physicians and Citation between June 30, 2012 and closing.

The Company expects approval for a pre-closing dividend of approximately $25 million, which would result in a purchase price, net of selling costs of approximately $19.7 million, and a loss on sale of $5.4 million before income taxes which has been recorded in the accompanying financial statement for the three months ended June 30, 2012.  The income tax benefit for the loss on sale is estimated to be $3 million. However, consistent with the Company's overall conclusion that it is more likely than not that we will not recognize our total deferred tax assets, a full valuation allowance has been recorded and, as of June 30, 2012 we have not recognized the tax benefit arising on the disposal of the insurance companies.

As a result of the pending transaction, the assets and liabilities of the insurance segment qualify as held for sale at June 30, 2012 and have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented.  Consequently, prior periods have been recast from amounts previously reported to reflect the insurance segment as discontinued operations.

The net income or loss for each period is as follows (in thousands):

	Three months ended	Three months ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net investment income	$239	$318	$474	$590
Net realized gain on investments	550	5,721	636	9,084
Other income	111	24	121	42
	900	6,063	1,231	9,716
Operating and other costs	(462)	(287)	(650)	(802)
Income before income taxes	438	5,776	581	8,914
Provision (benefit) for income taxes	293	2,014	(182)	3,081
Income from operations	145	3,762	763	5,833
Loss on write down of assets to fair value	(5,369)		(5,369)
Net income (loss)	$(5,224)	$3,762	$(4,606)	$5,833

CORPORATE

	Three Months Ended		Six Months Ended
Thousands of dollars	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Net realized gain (loss) on sale or impairment of investments	$(84)	$1,538	$(207)	$3,426
Net investment income	754	831	1,249	1,443
Other	278	8	285	7
Total revenues	948	2,377	1,327	4,876

Costs and expenses:
Interest expense	(128)		(267)	(49)
Stock-based compensation expense	(920)	(1,129)	(1,980)	(2,259)
Deferred compensation recovery (expense)	127	(1,085)	(1,453)	(2,247)
Foreign exchange gain (loss)	(1,136)	2,408	(248)	2,825
Other	(2,739)	(2,114)	(5,127)	(4,782)
Total costs and expenses	(4,796)	(1,920)	(9,075)	(6,512)
Income (loss) before income taxes	$(3,848)	$457	$(7,748)	$(1,636)

This segment consists of cash and fixed-income securities, PICO European (which holds a portfolio of Swiss stocks as well as debt denominated in Swiss Francs), and a 28% interest in Spigit, Inc. (see "Investment in Unconsolidated Affiliate" below). The Corporate segment also contains the remaining assets and liabilities of the parent company which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors.

 Revenues in this segment vary considerably from period to period, primarily due to fluctuations in net realized gains or losses on the sale or impairment of securities.

The expenses recorded in this segment consist primarily of parent company costs which are not allocated to our other segments, such as rent for our head office, stock-based compensation expense, and deferred compensation expense.  In any one period, corporate segment expenses can increase or decrease due to one or more individually significant expense or benefit items which occur irregularly, such as the recording of stock-based compensation expense, or which fluctuate from period to period, such as foreign currency gain or loss and deferred compensation expense.  Consequently, corporate segment expenses are generally not directly comparable from period to period.

Segment Revenues

The corporate segment recorded revenues of $948,000 in the second quarter of 2012, compared to $2.4 million in the second quarter of 2011. The $1.5 million decrease in segment revenues is principally due to a $1.6 million decrease in net realized investment gains year-over-year.
The corporate segment recorded revenues of $1.3 million in the first half of 2012, compared to $4.9 million in the first half of 2011. The $3.6 million year-over-year decrease in segment revenues is principally due to a $3.6 million decrease in net realized investment gains.

Segment Expenses

During the second quarter of 2012, segment expenses increased approximately $2.9 million year-over-year, primarily due to a $3.5 million increase in foreign exchange loss, which was partially offset by a $1.2 million recovery of deferred compensation expense.

During the first half of 2012, segment expenses increased by approximately $2.6 million year-over-year, principally due to a $3.1 million increase in foreign exchange loss, which was partially offset by a $794,000 less deferred compensation expense.

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

Deferred compensation expense of $1.5 million was recorded in the first half of 2012, as positive investments returns increased the amount of deferred compensation payable.

Stock-Based Compensation Expense

The stock-based compensation expense recognized in this segment principally consists of costs related to restricted stock units ("RSU") as follows (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
RSU	$896	$1,101	$1,920	$2,202
RSA	24	28	60	57
	$920	$1,129	$1,980	$2,259

In June 2012, as part of a duly adopted revised director annual compensation program, the Company issued 2,286 RSU to each of the six non-employee directors of the Company.  The RSU vest one year from the date of the grant. The RSU were valued at the Company’s closing stock price on the date of grant, and the compensation expense is being recognized over the vesting period of the awards.

As of June 30, 2012, there was $8.4 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests in October 2014.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily results from the effect of fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an inter-company loan to PICO European, which is denominated in Swiss Francs.

Segment expenses were increased by a $1.1 million foreign exchange loss in the second quarter of 2012, compared to a $2.4 million foreign exchange gain which reduced segment expenses in the second quarter of 2011. A foreign exchange loss of $248,000 was recorded in the first half of 2012, compared to a $2.8 million foreign exchange gain in the first half of 2011.

 Investment in Unconsolidated Affiliate (Spigit, Inc.)

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in the corporate segment. Currently, the most significant such business is Spigit, which is a developer of social productivity software, with an established customer base including several companies in the Fortune 2000.

At June 30, 2012, we own 28% of the voting interest in Spigit. Our investment in Spigit is reported in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we exercise significant influence over Spigit's operating and financial policies. Our share of Spigit's loss is recorded in our statement of operations and comprehensive income or loss, in the line captioned “Equity in loss of unconsolidated affiliate,” below our income or loss before income taxes, and is therefore not included in the corporate segment result shown in the table above.

During 2012, Spigit raised additional capital and, as a result, our ownership decreased from 30% at December 31, 2011 to 28% at June 30, 2012. Our equity in loss of unconsolidated affiliate was $2.1 million and $3.7 million for the three and six months ended June 30, 2011, respectively. During 2011, the total losses recorded to date from Spigit reduced the carrying value of the investment to zero. Consequently, we will not record any additional losses reported by Spigit unless we decide to invest additional capital or certain events transpire at Spigit. Currently, there are no plans or obligations to invest any further capital in Spigit.

LIQUIDITY AND CAPITAL RESOURCES—SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Cash Flow

Our assets primarily consist of real estate and water assets, property and equipment, cash and cash equivalents, and investments in publicly-traded securities. Our continuing operations had $60.7 million in cash and cash equivalents at June 30, 2012, compared to $99.5 million at December 31, 2011.  In addition to cash and cash equivalents, at June 30, 2012 the continuing operations held fixed-income securities with a market value of $10.6 million, and publicly-traded equities with a market value of $29.8 million.

Our liquid funds are principally held in money market funds and a bank current account. We do not anticipate any loss of principal.

The cash and cash equivalents and investments held in each segment at June 30, 2012 are:

•	the Water Resource and Water Storage Operations segment holds cash of $375,000;
•	the Real Estate Operations segment holds cash of $1.9 million;
•	the Agribusiness Operations segment holds cash of $2.7 million; and
•
the Corporate segment holds cash of $33.8 million, publicly-traded equities with a market value of $22.2 million, and fixed-income securities with a market value of $3.4 million.  In addition, cash of $21.9 million, publicly-traded equities with a market value of $7.6 million, and fixed-income securities with a market value of $7.2 million are held in deferred compensation Rabbi Trusts within the Corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities.

In addition, discontinued operations hold cash of $24.4 million, fixed-income securities with a market value of $20.2 million, and publicly-traded equities with a market value of $14.3 million.

Our primary sources of funds include cash balances, cash flow from operations, the sale of assets, and the proceeds of borrowings or offerings of equity and debt.  We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings.

Our cash flows fluctuate depending on the capital requirements of our operating subsidiaries. In broad terms, the cash flow profile of our principal operating subsidiaries is:

Water Resource and Water Storage Operations

To date, a substantial portion of Vidler's revenue has come from the one-time sale of real estate and water assets.  These assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S.  The timing and value of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one accounting period to another.  Vidler generates cash flow from sales of real estate and water assets, and finances its exploration and development costs from existing cash resources.  Vidler's project expenses are generally discretionary in nature.

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

Agribusiness Operations

Northstar will start full-scale production of canola oil and meal during the third quarter of 2012 and to date has recorded $9.6 million in sales of canola products during the testing phase of the plant.

Northstar has entered into a $100 million credit agreement with various lenders and ING, as agent for the lenders. The credit agreement consists of:

•up to $89.5 million in non-recourse senior secured multi-draw loans to finance the construction of the project. Interest is payable quarterly, and the principal will be repaid over a five year amortization period, commencing on the earlier of project construction completion, or April 13, 2013. In accordance with the terms of the credit agreement, a plant performance test was held during the second quarter of 2012. The plant performance test was successfully completed, and we expect to convert the construction loan into a term loan during the third quarter of 2012; and

•a $10.5 million non-recourse senior secured revolving credit facility to provide working capital on completion of the project construction. The revolving credit facility will be available until the earlier of five years from project construction completion, or April 15, 2018. We are in the process of finalizing an amendment to the credit agreement entered in to with the bank syndicate to increase the revolving credit facility from $10.5 million to $27 million.

As of June 30, 2012, Northstar had drawn down all of PICO's $60 million of equity funding, and $77 million from the senior secured multi-draw loans under the credit agreement, to finance construction of the plant.

In connection with the credit agreement, PICO agreed to provide Northstar with up to $10.5 million of temporary working capital (the "Sponsor Loan") until construction of the plant was complete and canola seed crushing operations commenced, at which time the Sponsor Loan would be repaid by Northstar drawing on the $10.5 million senior secured revolving credit facility. Northstar borrowed $10.5 million on the Sponsor Loan during the first six months of 2012, which Northstar utilized to purchase canola seed inventory and to fund margin accounts for the canola seed hedging contracts. We anticipate that Northstar will repay the Sponsor Loan, by drawing on the senior secured revolving credit facility, in 2012.

The plant's start-up operations required more working capital than originally budgeted, primarily due to the high price of canola seed. As a consequence, PICO subscribed for $4.5 million of preferred capital in Northstar during the second quarter of 2012.

Corporate

PICO European holds a portfolio of small-capitalization value stocks which are publicly traded in Switzerland. The portfolio is partially financed with Swiss Franc loans from a Swiss bank, to provide a natural hedge against fluctuation in the U.S. dollar-Swiss Franc exchange rate for a portion of the portfolio.

Discontinued Operations

Investment income substantially covers the operating expenses of our insurance companies.  The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and stocks held in their investment portfolios, and recoveries from reinsurance.

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. At June 30, 2012, the insurance companies had a combined total of $52.4 million in statutory surplus.

The fixed-income securities held by our insurance companies consist of bonds with seven years or less to maturity (fair value in thousands):

	Fair Value	Percentage of Total
Issuer	June 30, 2012	Fair Value
U.S. Treasury	$11,751	59%
Government-Sponsored Enterprises	1,048	5%
State of California general obligations	2,319	11%
Domestic investment-grade corporate bonds	2,582	13%
Foreign corporate bonds	2,508	12%
	$20,208	100%

Group Cash

At June 30, 2012, the parent company and its operating subsidiaries had cash of $27.1 million available to cover overhead or to allocate to new or existing projects in any segment. In addition, the parent company and its operating subsidiaries had fixed-income securities with a market value of $3.4 million, and publicly-traded equity securities with a market value of $5.4 million at June 30, 2012.

During the second quarter of 2012, we signed a definitive agreement to sell Physicians and Citation. Prior to the sale of the companies closing, we intend to dividend cash and marketable equity securities out of Physicians and Citation. In July 2012, we submitted a request to the Ohio Department of Insurance to approve the payment by Physicians of a $25 million dividend, consisting of cash and marketable equity securities, which we expect will proceed whether or not the sale of Physicians closes. Should the sale of Physicians and Citation close as expected later in 2012, we estimate that approximately $19.7 million of additional cash will be received by the parent company and its operating subsidiaries, which will be available to cover overhead or to allocate to new or existing projects in any segment.

We estimate that we have sufficient cash and fixed-income securities to cover our cash needs for at least the next 12 months. We are currently budgeting additional sales of real estate in UCP in the second half of 2012 and beyond, which may provide cash which can be allocated to any segment. However, if the budgeted sales in UCP do not occur as scheduled and/or the sale of the insurance companies does not proceed, and in the absence of significant sales in another segment, we may begin to defer significant expenditures.  In the long term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditure, sell assets, and raise cash from debt or equity offerings.

Our cash and cash equivalents decreased by $40.4 million in the first six months of 2012, compared to a $12.9 million net decrease in the first six months of 2011.

Cash Flows From Operating Activities

During the first half of 2012, operating activities from continuing operations used $42.2 million in cash.  The principal operating cash outflow was $19.5 million (net of non-recourse debt financing of $360,000) used by UCP to acquire and develop residential housing lots. In addition, Northstar used cash of $13.5 million to purchase canola seed inventory. Other operating cash outflows included group overhead expenses and project expenses.  The principal operating cash inflows were lot and home sales by UCP of $5 million and canola oil and meal sales by Northstar of $2.8 million. The operating activities of discontinued operations used cash of $3.2 million.

During the first half of 2011, operating activities from continuing operations used $21.4 million in cash. The principal operating cash outflow was for acquisition and development costs of real estate and water assets, which is comprised of $10.8 million used by UCP and $2.1 million used by Vidler. Other operating cash outflows included project expenses at Vidler, and overhead expenses. The principal operating cash inflows were lot sales by UCP. Discontinued operations used $4.6 million in cash during the six months ended June 30, 2011.

Cash Flows From Investing Activities

Investing activities from continuing operations used $25.3 million of cash in the first half of 2012.  We spent $25.5 million on construction of Northstar's canola processing plant. Proceeds from the sale of investments provided cash of $8.6 million, and we used $6.3 million to purchase investments during the period. The investing activities of discontinued operations provided cash of $1.9 million.

Investing activities from continuing operations used cash of $1.3 million of cash in the first half of 2011.  Proceeds from the sale of investments provided cash of $35.8 million, and we used $4.9 million to purchase new securities, which principally reflects activity in our Swiss portfolio. We spent $32.9 million on construction of Northstar's canola processing plant.

Cash Flows From Financing Activities

Financing activities from continuing operations provided $28.2 million of cash in the first half of 2012. Cash of $31 million was borrowed from the Northstar debt facility. In addition, UCP borrowed $1 million to finance development costs for its real estate projects and repaid $2.8 million when certain properties were sold.

Financing activities from continuing operations used $5 million of cash in the first half of 2011 to repay Swiss debt which became due in March 2011.

Our debt consists of the $77 million Northstar non-recourse senior secured construction loan facility, $28.6 million notes payable on properties owned by UCP (substantially all of which are non-recourse), PICO European's Swiss bank borrowings of $16.3 million, and an $893,000 non-recourse note payable on one of Vidler's ranch properties.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Universal Shelf Registration Statement

We have in effect a universal shelf registration statement for the periodic offering and sale of up to $400 million of common stock, preferred stock, debt securities, purchase contracts, and warrants, or any combination thereof, in one or more offerings, over a period of three years.

At the time of any such offering, we will establish the terms, including the pricing, and describe how the proceeds from the sale of any such securities will be used.

While we have no current plans for the offer or sale of any securities, the universal shelf registration statement provides us with flexibility and control over the timing and size of any potential financing in response to both market and strategic opportunities.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include significant assets and liabilities whose fair values are subject to market, interest rate, foreign currency exchange rate, and to a lesser extent, commodity price and counterparty risk. Market risk is the risk of loss arising from adverse changes in the market price of our investment in debt and equities. Our interest rate risk relates to our investment in fixed maturity securities and our debt obligations. Our foreign currency risk relates to our investments denominated in foreign currencies, and our commodity price risk relates to fluctuations in prices for canola seed inventory and our canola oil and meal that we began producing in 2012.

At June 30, 2012, we had $10.6 million of fixed maturity securities, $3.8 million of which were denominated in New Zealand dollars, and $29.8 million of marketable equity securities that were subject to market risk, $17.7 million of which were denominated primarily in Swiss Francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. At June 30, 2012, we had $122.8 million in debt at various interest rates and terms. The majority of this debt is construction financing used to build our canola seed crushing plant. We manage our interest rate risk on our debt obligations by borrowing short or medium term when possible, locking into fixed rates, using floating rates or we may enter into interest rate swap agreements. We use derivative instruments to manage our exposure associated with commodity prices. We enter into derivative contracts with major financial institutions or directly in commodity exchanges in the case of commodity futures. While these derivatives are subject to fluctuations in value, those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivatives we use are intended to reduce volatility in our results of operations, however we could experience volatility, especially during the start-up phase of our agribusiness operations.

    We use two models to report the sensitivity of our assets subject to market and foreign currency exchange risk. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At June 30, 2012, the model calculated a loss in fair value of $158,000. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $4.3 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $265,000 that would impact the foreign currency translation in consolidated shareholders’ equity.

Item 4:  Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II: Other Information

Item 1:  Legal Proceedings

See Note 6 in Notes to Condensed Consolidated Financial Statements.

Item 1A:  Risk Factors

The most significant risk factors applicable to the Company are described in Part I, Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to the risk factors previously disclosed in our 2011 Form 10-K.
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

On August 6, 2012, the Company entered into a Severance Agreement with each of Maxim C. W. Webb, our Executive Vice President and Chief Financial Officer, and John T. Perri, our Vice President and Chief Accounting Officer.   Each agreement provides for the payment of two years base salary and a pro rata portion of the annual cash incentive payment, as well as reimbursement of up to one year of COBRA expenses, in the event of an involuntary termination of employment (other than for “cause”) or a resignation for “good reason.”  Each agreement has a term of two years and will automatically renew for an additional two year term unless, at least 90 days before the expiration of the then current term, the Compensation Committee decides to terminate or amend the agreement.   This summary is qualified by the terms of the Severance Agreements, which are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO (1)
3(ii)	Amended and Restated By-laws of PICO (2)
10.1	Stock Purchase Agreement, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated June 20, 2012 (3)
10.2	Limited Guarantee, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company dated June 20, 2012 (3)
10.3	First Amendment to Stock Purchase Agreement, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated July 13, 2012
10.4	Severance agreement between PICO Holdings, Inc. and Maxim C.W. Webb
10.5	Severance agreement between PICO Holdings, Inc. and John T. Perri
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to the Form 8-K filed with Securities and Exchange Commission on June 22, 2012.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	August 8, 2012	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)