Form 10-Q
period 2012-09-30
PICO HOLDINGS INC /NEW
filed 2012-11-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Yes ☐ No ☒
On November 9, 2012, the registrant had 22,769,080 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Nine Months Ended September 30, 2012

Part I: Financial Information
Item I: Condensed Consolidated Financial Statements
PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands)

	September 30, 2012	December 31, 2011

ASSETS
Available-for-sale investments:
Fixed maturities	$11,706	$15,205
Equity securities	41,640	27,901
Total available-for-sale investments	53,346	43,106
Other investments	2,060	2,060
Total investments	55,406	45,166

Cash and cash equivalents	85,209	99,549
Notes and other receivables, net	14,715	6,669
Real estate and water assets, net	353,294	333,840
Property and equipment, net	129,549	108,842
Other assets	25,162	16,951
Assets of discontinued operations	38,659	77,048
Total assets	$701,994	$688,065

LIABILITIES AND SHAREHOLDERS' EQUITY
Debt	$139,956	$93,431
Deferred compensation	38,837	36,315
Other liabilities	16,940	20,833
Liabilities of discontinued operations	23,170	27,824
Total liabilities	218,903	178,403

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 25,807 issued and 22,769 outstanding at September 30, 2012, and 27,122 issued and 22,705 outstanding at December 31, 2011	26	27
Additional paid-in capital	525,645	546,608
Retained earnings	8,695	34,288
Accumulated other comprehensive loss	(1,308)	(959)
Treasury stock, at cost (common shares: 3,038 in 2012 and 4,417 in 2011)	(55,948)	(78,152)
Total PICO Holdings, Inc. shareholders’ equity	477,110	501,812
Noncontrolling interest in subsidiaries	5,981	7,850
Total shareholders' equity	483,091	509,662
Total liabilities and shareholders' equity	$701,994	$688,065

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Sale of real estate and water assets	$24,172	$14,444	$29,157	$22,156
Sale of canola oil and meal	42,079		51,718
Net investment income	569	667	1,986	2,554
Net realized gain (loss) on sale and impairment of investments	102	1,105	(105)	4,531
Other	444	427	2,845	1,316
Total revenues	67,366	16,643	85,601	30,557
Costs and expenses:
Operating and other costs	15,062	8,379	36,566	23,210
Impairment loss on real estate and water assets		16,224		16,224
Cost of real estate and water assets sold	17,488	9,921	20,858	15,845
Cost of canola oil and meal sold	40,193		47,955
Depreciation and amortization	1,811	409	2,643	1,073
Interest	1,546		3,850	146
Total costs and expenses	76,100	34,933	111,872	56,498
Loss before income taxes	(8,734)	(18,290)	(26,271)	(25,941)
Provision (benefit) for federal, foreign, and state income taxes	(403)	25,771	(1,477)	22,108
Equity in loss of unconsolidated affiliate		(1,576)		(5,293)
Loss from continuing operations	(8,331)	(45,637)	(24,794)	(53,342)
Income (loss) from discontinued operations, net of income taxes	1,939	2,898	(2,668)	8,731
Net loss	(6,392)	(42,739)	(27,462)	(44,611)
Loss (income) attributable to noncontrolling interests	1,127	(7,182)	1,869	(5,330)
Net loss attributable to PICO Holdings, Inc.	$(5,265)	$(49,921)	$(25,593)	$(49,941)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED, CONTINUED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Other Comprehensive Loss:
Net loss	$(6,392)	$(42,739)	$(27,462)	$(44,611)
Other comprehensive loss, net of tax:
Unrealized depreciation on available-for-sale securities	(949)	(5,263)	(54)	(12,746)
Foreign currency translation	(400)	(1,282)	(295)	(1,756)
Total other comprehensive loss, net of tax	(1,349)	(6,545)	(349)	(14,502)
Comprehensive loss	(7,741)	(49,284)	(27,811)	(59,113)
Comprehensive loss (income) attributable to noncontrolling interests	1,127	(7,182)	1,869	(5,330)
Comprehensive loss attributable to PICO Holdings, Inc.	$(6,614)	$(56,466)	$(25,942)	$(64,443)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.32)	$(2.33)	$(1.01)	$(2.58)
Income (loss) from discontinued operations	0.09	0.13	(0.12)	0.38
Net loss per common share	$(0.23)	$(2.20)	$(1.13)	$(2.20)
Weighted average shares outstanding	22,769	22,700	22,755	22,700

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, January 1, 2012	27,122	$27	$546,608	$34,288	$(959)	4,417	$(78,152)	$7,850	$509,662
Stock-based compensation expense			2,927						2,927
Exercise of restricted stock units	94		(1,020)			30	(667)		(1,687)
Retirement of PICO common stock	(1,409)	(1)	(22,870)			(1,409)	22,871		—
Net loss				(25,593)				(1,869)	(27,462)
Unrealized depreciation on investments					(54)				(54)
Foreign currency translation					(295)				(295)
Ending balance, September 30, 2012	25,807	$26	$525,645	$8,695	$(1,308)	3,038	$(55,948)	$5,981	$483,091

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, January 1, 2011	27,117	$27	$542,072	$88,830	$15,327	4,417	$(78,152)	$2,620	$570,724
Stock-based compensation expense	5		3,398						3,398
Changes in ownership of noncontrolling interest								490	490
Net loss				(49,941)				5,330	(44,611)
Unrealized depreciation on investments					(12,746)				(12,746)
Foreign currency translation					(1,756)				(1,756)
Ending balance, September 30, 2011	27,122	$27	$545,470	$38,889	$825	4,417	$(78,152)	$8,440	$515,499

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011
OPERATING ACTIVITIES:

Cash used in operating activities - continuing operations	$(44,570)	$(22,531)
Cash used in operating activities - discontinued operations	(3,514)	(4,059)
Net cash used in operating activities	(48,084)	(26,590)

INVESTING ACTIVITIES:
Purchases of investments	(8,914)	(6,574)
Proceeds from sale of investments	9,875	41,942
Proceeds from maturity of investments	831	831
Purchases of property and equipment	(31,522)	(61,757)
Increase in margin deposits	(1,598)	—
Other investing activities, net	53	23
Cash used in investing activities - continuing operations	(31,275)	(25,535)
Cash provided by investing activities - discontinued operations	11,051	25,451
Net cash used in investing activities	(20,224)	(84)

FINANCING ACTIVITIES:
Debt issuance costs		(4,107)
Repayment of debt	(8,012)	(7,508)
Repurchase of shares and payment of withholding taxes on RSU exercise	(1,020)
Proceeds from debt	51,139	18,886
Net cash provided by financing activities - continuing operations	42,107	7,271

Effect of exchange rate changes on cash	42	(982)
Decrease in cash and cash equivalents	(26,159)	(20,385)
Cash and cash equivalents beginning of the period	125,547	114,759
Cash and cash equivalents end of the period	99,388	94,374
Less cash and cash equivalents of discontinued operations at the end of the period	14,179	22,673
Cash and cash equivalents of continuing operations at the end of the period	$85,209	$71,701

SUPPLEMENTAL CASH FLOW INFORMATION:
Payment for federal, foreign, and state income taxes	$3,026	$16
Interest paid, net of amounts capitalized	$2,569	$97
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate	$11,058	$5,276

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

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, unpaid losses and loss adjustment expenses, assessment of impairment of real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2012, and December 31, 2011, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Discontinued Operations:

During the nine months ended September 30, 2012, the Company signed an agreement to sell the two companies that comprise the insurance in run-off segment. As a result of the pending transaction, the assets and liabilities of the insurance segment qualify as held for sale at September 30, 2012 and have been classified as discontinued operations in the accompanying condensed consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the insurance segment as discontinued operations. See Note 7 for additional detail.
Debt:
PICO Northstar Hallock, LLC ("Northstar"), the Company's canola oil crushing subsidiary, is required to maintain certain debt covenants under its credit agreement, the most significant of which are a debt to adjusted capitalization ratio of not more than 0.60 to 1.00, a debt service coverage ratio less than 1.75 to 1.00, and a minimum net worth of the borrower of $60 million. Under the terms of the credit agreement, Northstar may make a one-time deposit of $5 million into a reserve account upon failure to comply with any financial debt covenant. Making such a contribution would preclude a failure to comply from constituting an event of default. During the third quarter of 2012, the subsidiary breached the debt to adjusted capitalization ratio due to continued operating losses; the ratio was 0.62 to 1.00 at September 30, 2012. The lenders have the option to declare all or any portion of the $89.5 million outstanding principal amounts due and payable and also can demand that Northstar deposit, as cash collateral, 105% of the unused line of credit of $10.5 million; however, the lenders have not made any such declarations or demands and management is in discussions with the lenders to cure the breach by converting PICO's $10.5 million loan to preferred capital, such that there would no longer be a failure to comply and no event of default. It is possible that PICO would be required to invest additional capital in Northstar beyond the $10.5 million to ensure no further breaches of this covenant in the future. The Company anticipates resolution of this matter during the fourth quarter of 2012.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

At September 30, 2012, the Company had one stock-based compensation arrangement:

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

A summary of activity of the RSU and RSA is as follows:

	RSU	RSA
Outstanding at January 1, 2012	594,000	5,046
Granted	13,716
Vested	(140,000)	(5,046)
Outstanding at September 30, 2012	467,716	—
Unrecognized compensation cost (in thousands)	$7,457	$—

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

The Company recorded stock based compensation expense of $946,000 and $2.9 million, for the three and nine months ended September 30, 2012, respectively for the RSU outstanding during the period. During the three and nine months ended September 30, 2011, the company recorded $1.1 million and $3.3 million of stock-based compensation expense, respectively for the RSU outstanding during the period.

During the nine months ended September 30, 2012, 140,000 RSU vested which resulted in delivery of 94,176 newly issued shares of PICO common stock.

Restricted Stock Awards (RSA):

The Company had issued 700 RSA (or a proration of such amount based on the director’s start date) to each non-employee director of the Company from 2008 to 2011.  Each award vested one year from the date of grant.  Until vested, the awards were held in escrow; however, the shares were voted and the holder was entitled to any dividends.  Once vested, common stock of the Company was distributed to the recipient.  Each award was valued at the Company’s closing stock price on the date of grant and the compensation expense was recognized over the vesting period of the award.

Stock-Settled Stock Appreciation Rights (SAR):

There were no SAR granted or exercised during the nine months ended September 30, 2012 or 2011. There was no stock-based compensation expense recognized for SAR during the three and nine months ended September 30, 2012 or 2011 as there were no unvested SAR in those periods.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2012	1,812,079	$36.16	4.5 years

Outstanding and exercisable at September 30, 2012	1,812,079	$36.16	4 years

At September 30, 2012, none of the outstanding SAR were in-the-money.

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts in revenues with a corresponding increase in the trust assets (except in the case of PICO stock, which is reported as treasury stock, at cost). There is an increase in the deferred compensation liability when there is appreciation in the market value of the assets held, with a corresponding expense recognized in operating and other costs. In the event the trust assets decline in value, the Company reverses previously expensed compensation. The assets of the plan are held in Rabbi Trust accounts. Such accounts hold various investments that are consistent with the Company’s investment policy, and are accounted for and reported as available-for-sale securities in the accompanying condensed consolidated balance sheets. Assets of the trust will be distributed according to predetermined payout elections established by each participant.

At September 30, 2012 and December 31, 2011, the Company had $38.8 million and $36.3 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.

The deferred compensation liability increased by $2.5 million during the nine months ended September 30, 2012 primarily due to an increase in the fair value of the assets of $2.3 million. Included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three and nine months ended September 30, 2012 is compensation expense of $880,000 and $2.3 million, respectively. For the three and nine months ended September 30, 2011, operating and other costs included a recovery of expense of $918,000 and expense of $1.3 million, respectively.

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income or loss are as follows (in thousands):

	September 30, 2012	December 31, 2011

Net unrealized appreciation on available-for-sale investments	$4,627	$4,681
Foreign currency translation	(5,935)	(5,640)
Accumulated other comprehensive loss	$(1,308)	$(959)

The unrealized appreciation on available-for-sale investments is net of a deferred income tax liability of $2.3 million at September 30, 2012 and $2.5 million at December 31, 2011. The foreign currency translation is net of a deferred income tax asset of $3 million at September 30, 2012 and $3 million at December 31, 2011.

Real Estate and Water Assets:

The Company's real estate and water assets include certain intangible assets which consist primarily of certain water rights, water credits, and the exclusive right to use assets that the Company constructed and later dedicated to various municipalities located in select markets in Nevada, primarily in Washoe and Lyon counties. The rights have indefinite useful lives and are therefore not amortized. Intangible assets with indefinite lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts. During the third quarter of 2011, the Company recorded a $16.2 million impairment charge on intangible water assets. No such impairment charge was recorded in 2012.

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At September 30, 2012 and December 31, 2011, the Company had real estate of $16.2 million and $6.5 million, respectively, classified as held for sale.

Inventory:

The Company classifies its canola seed as raw material inventory and canola oil and meal as finished goods inventory. Such inventory is carried at net realizable value as it is considered a readily marketable agricultural commodity that is readily convertible to cash because of its commodity characteristics, widely available markets, and international pricing mechanisms. This agricultural commodity inventory has quoted market prices in active markets or is directly correlated to an active market, may be sold without significant further processing and has predictable and insignificant disposal costs. Changes in the fair values of agricultural commodities inventories are recognized in earnings as a component of cost of canola oil and meal sold. At September 30, 2012, the Company had $5.9 million in inventory, the majority of which is considered readily marketable.

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

The Company reported an income tax benefit of $403,000 and $1.5 million for the three and nine months ended September 30, 2012, respectively, and income tax expense of $25.8 million and $22.1 million for the three and nine months ended September 30, 2011, respectively. The effective income tax rate for continuing operations was 5% and 6% for the three and nine months ended September 30, 2012, and 141% and 85% for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012 and 2011, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the net deferred tax assets.

Treasury Stock:

During the nine months ended September 30, 2012, the Company retired 1.4 million shares of PICO common stock owned by PICO Holdings that was classified as treasury stock. The transactions reduced treasury stock and additional paid-in-capital by $22.9 million. The transactions also reduced the number of shares issued and outstanding, and the number of treasury shares by 1.4 million, but did not affect net shares outstanding or earnings per share of the Company.

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

For the three and nine months ended September 30, 2012 and 2011, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share for continuing operations was anti-dilutive.

3.  Investments

The following table reports the cost and carrying value of available-for-sale investments at September 30, 2012 and December 31, 2011 (in thousands):

September 30, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
Corporate bonds	$11,385	$381	$(60)	$11,706
Marketable equity securities	34,962	7,518	(840)	41,640
Total	$46,347	$7,899	$(900)	$53,346

December 31, 2011	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Fixed maturities:
U.S. Treasury securities	$831			$831
Corporate bonds	13,871	$559	$(56)	14,374
	14,702	559	(56)	15,205
Marketable equity securities	26,575	2,440	(1,114)	27,901
Total	$41,277	$2,999	$(1,170)	$43,106

The following tables summarize the fair value and the gross unrealized loss for periods less than or greater than 12 months (in thousands):

	September 30, 2012		December 31, 2011
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds			$66	$1
Marketable equity securities	$1,886	$234	6,510	354
Total	$1,886	$234	$6,576	$355

	September 30, 2012		December 31, 2011
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Fixed maturities:
Corporate bonds	$2,187	$60	$2,818	$55
Marketable equity securities	5,580	606	2,757	760
Total	$7,767	$666	$5,575	$815

Marketable Equity Securities: The Company’s $41.6 million in marketable equity securities at September 30, 2012, consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets.  At September 30, 2012, the Company reviewed each equity security in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information collectively did not indicate impairment.  The primary cause of the loss on those securities was normal market volatility. The Company did however, record a loss on the securities that were other-than-temporarily impaired of zero and $917,000 for the three and nine months ended September 30, 2012, respectively and $14,000 for the three and nine months ended September 30, 2011.

Debt Securities: The Company owns primarily corporate bonds in its fixed maturity portfolio which are purchased based on the maturity and yield-to-maturity of the bond, and an analysis of the fundamental characteristics of the issuer.  At September 30, 2012, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. During the three and nine months ended September 30, 2012, and 2011, the Company did not record any impairment charges on investments in debt securities.

Discontinued Operations: At September 30, 2012, discontinued operations held $14.8 million of debt securities with a cost of $14.7 million, and gross unrealized gains of $147,000. At December 31, 2011, discontinued operations held $21.4 million of debt securities (primarily corporate bonds) with a cost of $20.8 million, gross unrealized gains of $629,000, and gross unrealized losses of $68,000. At December 31, 2011, discontinued operations held $13.8 million of marketable equity securities with a cost of $9 million, gross unrealized gains of $4.9 million, and gross unrealized losses of $96,000.

Investment in Unconsolidated Affiliate (Spigit Inc.):

The total losses recorded on the investment in Spigit reduced the carrying value to zero at December 31, 2011. Consequently, the Company will not accrue any additional losses reported by Spigit unless the Company decides to invest more capital into the operations, or certain events transpire at Spigit. There are no plans or obligations to invest additional equity capital at this time.

4.  Disclosures About Fair Value of Financial Instruments:

Financial Fair Value Measurements:

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2012, and December 31, 2011, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The Company owns $18.8 million of available-for-sale equity securities that trade on over-the-counter bulletin board markets. At September 30, 2012, the Company classified $14.1 million of those securities as Level 2 due to the trading volumes being lower than normal, coupled with wide bid/ask spreads, lack of current publicly available information, or few or no recent transactions. There were no material transfers between Level 1 and Level 2 during the periods presented.

The Company has entered into board crush margin hedge contracts (the "swaps") with an international bank.  The purpose of the swaps is to partially hedge the crush margin of the canola seed crushing facility that is now operational. The swaps began in August 2012 for a notional quantity of 12,000 tons escalating to 19,500 tons per month (approximately 67% of anticipated capacity) and swaps the floating price of the "board  margin" (the margin produced by the market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the US dollar) for a fixed price through March 2013.  Additionally, the Company entered into a swap for the month of July 2013 for a notional quantity of 12,000 tons. The Company may enter into further swap agreements over the course of the next few months with the same counterparty, or it may unwind the swaps at any time.  Each swap qualifies as a financial instrument and is a cash-flow derivative that does not qualify for hedge accounting treatment.  As such, gains and losses are reported in costs of canola oil and meal sold in the statement of operations, and the asset or liability is included in its respective other account balance in the accompanying consolidated balance sheets.

At September 30, 2012 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
Available-for-sale equity securities (1)	$27,590	$14,050		$41,640
Available-for-sale fixed maturities (1)	$11,706			$11,706
Available-for-sale securities(1) - discontinued operations	$14,824			$14,824
Readily marketable inventory (2)	$2,060	$3,663		$5,723
Derivative instruments (3)	$640	$1,240		$1,880
Liabilities
Derivative instruments (3)	$829	$622		$1,451

At December 31, 2011 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Available-for-sale equity securities (1)	$14,196	$13,705		$27,901
Available-for-sale fixed maturities (1)	$15,205			$15,205
Available-for-sale equity securities(1) - discontinued operations	$7,945	$5,832		$13,777
Available-for-sale fixed maturities(1) - discontinued operations	$21,393			$21,393
Liabilities
Derivative instrument (3)		$2,511		$2,511

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

The following table sets forth the Company's non-financial assets that were measured at fair value on a non-recurring basis for the nine months ended September 30, 2012, by level within the fair value hierarchy.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Net assets of insurance segment(1)			$15,489	$6,044

(1) As of September 30, 2012 the Company had a non-recurring fair value measurement for its insurance segment asset with a carrying amount of $21.2 million that was written down to its implied fair value of $15.5 million, resulting in an impairment charge of $5.7 million, which was included in the nine months ended September 30, 2012.  The implied fair value was calculated using the assumed proceeds less selling costs from the pending sale of the insurance segment companies.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

The following table (in thousands) presents the carrying value and fair value of the Company's financial instruments which are not carried at fair value at September 30, 2012 and December 31, 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The level within the fair value hierarchy in which the fair value measurements are classified include measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). As of September 30, 2012 and December 31, 2011, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The estimated fair value of the Company's debt approximated the carrying value based on current borrowing terms available, which are based on either Level 2 or Level 3 inputs. The estimated fair value of the Company's other investments, which is an investment in preferred stock of a private company cannot be reasonably estimated. The carrying amount of the fixed maturities in discontinued operations approximated fair value based on Level 1 inputs.

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$85,209	$85,209	$99,549	$99,549
Notes and other receivables, net	$14,715	$14,715	$6,669	$6,669
Financial liabilities:
Debt	$139,956	$135,971	$93,431	$93,431

5.  Segment Reporting

PICO is a diversified holding company engaged in four operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Agribusiness Operations, and Corporate.

The accounting policies of the reportable segments are the same as those described in the Company’s 2011 Annual Report on Form 10-K filed with the SEC.

Management analyzes segments using the following information:

Segment assets (in thousands):

	September 30, 2012	December 31, 2011
Total Assets:
Water Resource and Water Storage Operations	$210,115	$207,385
Real Estate Operations	158,273	131,788
Agribusiness Operations	165,919	122,664
Corporate	129,028	149,180
Discontinued Operations	38,659	77,048
	$701,994	$688,065

Segment Assets:

During the nine months ended September 30, 2012, total assets of the corporate segment decreased $20.2 million primarily due to funding real estate development activities, and the purchase of canola seed inventory in the agribusiness segment offset by cash and marketable securities received as dividends from the insurance in run off segment in conjunction with the sale of those companies. Total assets in the real estate segment increased $26.5 million primarily due to acquisitions and development of real estate at UCP. Assets in the agribusiness segment increased $43.3 million primarily due to additional construction costs on the canola oil plant, purchases of canola seed inventory, and an increase in receivables from the sale of canola oil and meal.

Consolidated Assets and Liabilities:

On a consolidated basis, during the nine months ended September 30, 2012, property and equipment increased $20.7 million and canola seed inventory increased $5.9 million primarily from the activity in the agribusiness segment. Debt increased $46.5 million during the period primarily due to the increased borrowing by Northstar that has funded construction of the plant.

Segment revenues and income or loss before taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Water Resource and Water Storage Operations	$1,089	$384	$2,900	$1,073
Real Estate Operations	23,585	14,585	28,998	22,928
Agribusiness Operations	42,084	1	51,768	8
Corporate	608	1,673	1,935	6,548
Total revenues	$67,366	$16,643	$85,601	$30,557

Income (loss) before income taxes:
Water Resource and Water Storage Operations	$(1,559)	$(17,470)	$(4,537)	$(20,532)
Real Estate Operations	2,237	2,244	(1,519)	265
Agribusiness Operations	(6,105)	(695)	(9,159)	(1,668)
Corporate	(3,307)	(2,369)	(11,056)	(4,006)
Loss before income taxes	$(8,734)	$(18,290)	$(26,271)	$(25,941)

6.  Commitments and Contingencies

Northstar Hallock:

During the third quarter of 2012, Northstar breached the debt to adjusted capitalization ratio due to continued operating losses. The lenders have the option to declare all or any portion of the $89.5 million outstanding principal amounts due and also can demand that the subsidiary deposit, as cash collateral, 105% of the unused line of credit of $10.5 million; however, the lenders have not made any such declarations or demands and management is in discussions with the lenders to cure the breach by converting PICO's $10.5 million loan to preferred capital. It is possible that we would be required to invest additional capital in Northstar beyond the $10.5 million to ensure no further breaches of this covenant in the future. We anticipate resolution of this matter during the fourth quarter of 2012.

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc:

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the "Derivative Actions").  The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote.  The Company removed each of the Derivative Actions to the United States District Court, Southern District of California and filed motions to dismiss each of the Derivative Actions.  The plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego.  On January 6, 2012, the District Court granted in part the Company's motion to dismiss and granted in part plaintiffs' motions to remand, remanding certain claims to the Superior Court of the State of California.  The plaintiffs appealed, and the Company cross-appealed, the federal district courts rulings.  On March 29, 2012, the Superior Court of California stayed the Derivative Actions pending the appeal and cross-appeal in the Ninth Circuit Court of Appeals.  Briefing on the appeal and cross-appeal is complete.  The Ninth Circuit Court of Appeals has not set a date for a hearing on the appeal and cross-appeal. An estimate of the possible range or outcome of this litigation cannot be made.  However, the Company does not believe this litigation will result in a material impact to the consolidated financial statements.

Fish Springs Ranch, LLC:

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the first nine months of 2012.

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

7.  Discontinued Operations

During 2012, the Company signed a stock purchase agreement for the sale of 100% of its wholly-owned insurance companies to White Mountains Solutions.  The sale is subject to approval by the California and Ohio departments of insurance. In conjunction with the sale, the Company also requested and received approval from the respective departments of insurance for pre-close dividends of $8 million from Citation Insurance and $25 million from Physicians Insurance Company which were paid as of September 30, 2012. We have also obtained approval for the sale transaction from the California Department of Insurance but still await and expect the Ohio Department to approve the change in ownership. We expect the transaction to close in the fourth quarter of 2012. The final sales price will be adjusted for any increases or decreases in statutory surplus of the insurance companies between September 30, 2012 and closing.

The current sales price, which has been adjusted due primarily to the receipt of the pre-close dividends discussed above, is approximately $15.5 million, resulting in a loss on sale of $6 million before income taxes which has been recorded in the accompanying consolidated statement of operations for the nine months ended September 30, 2012.  The income tax benefit for the loss on sale is estimated to be $3.6 million. However, consistent with the Company's overall conclusion that it is not more likely than not that the Company will recognize the deferred tax assets, a full valuation allowance has been recorded on this benefit.

As a result of the pending transaction, the assets and liabilities of the insurance segment qualify as held for sale at September 30, 2012 and have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented.  Consequently, prior periods presented have been recast from amounts previously reported to reflect the insurance segment as discontinued operations.

The net income or loss in each period, significant assets and liabilities are as follows (in thousands):

	Three months ended	Three months ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net investment income	$71	$206	$545	$796
Net realized gain on investments	3,300	4,676	3,937	13,760
Other income	4	16	123	58
	3,375	4,898	4,605	14,614
Operating and other costs	(310)	(430)	(961)	(1,232)
Income before income taxes	3,065	4,468	3,644	13,382
Provision for income taxes	450	1,570	267	4,651
Income from operations	2,615	2,898	3,377	8,731
Loss on write down of assets to fair value	(676)		(6,045)
Net income (loss)	$1,939	$2,898	$(2,668)	$8,731

	September 30, 2012	December 31, 2011
ASSETS
Available-for-sale investments	$14,824	$35,170
Cash and cash equivalents	14,179	25,998
Reinsurance receivables	15,127	15,475
Other assets	219	405
Less: write down of assets to fair value	(5,690)
Total assets	38,659	77,048

LIABILITIES
Unpaid losses and loss adjustment expenses	22,495	23,292
Other liabilities	675	4,532
Total liabilities	23,170	27,824
Net carrying value	$15,489	$49,224

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

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “target”, “projects”, “contemplates”, “predicts”, “potential”, “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our 2011 Annual Report on Form 10-K and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Form 10-K and other filings.

BUSINESS STRATEGY AND GOALS

PICO Holdings, Inc. is a diversified holding company.  In this Quarterly Report, PICO and its subsidiaries are collectively referred to as “PICO,” “the Company,” or by words such as “we” and “our.”  We seek to build and operate businesses where we believe significant value can be created from the development of unique assets, and to acquire businesses which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value.

Our objective is to maximize long-term shareholder value.  Our goal is to manage our operations to achieve a superior return on net assets over the long term, as opposed to short-term earnings. We own and operate several diverse businesses and assets. Our portfolio of businesses is designed to provide a mix of revenues and income from long - term assets that may require several years to develop and monetize and shorter - term operations that should generate recurring revenues each quarter.

As of September 30, 2012 our business is separated into four operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations; and
•	Corporate

As of September 30, 2012, our major consolidated subsidiaries are (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•	UCP, LLC (“UCP”), which acquires and develops partially-developed and finished residential housing lots in selected markets in California and Washington;
•
PICO Northstar Hallock, LLC, an 88% owned subsidiary, doing business as Northstar Agri Industries ("Northstar"), which has constructed a canola seed crushing facility in Hallock, Minnesota. The plant commenced full - scale production in the third quarter of 2012;

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

RESULTS OF OPERATIONS— THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

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

Operating Environment:

The housing slow-down that occurred in the U.S. in the past several years decreased the rate of growth in the Southwest and, as a result, the demand for our water and real estate assets in certain markets. Specific events occurred in those markets in previous periods that caused us to record impairment charges on our Fish Springs Ranch water credits and pipeline rights and our Carson Lyon water rights and certain real estate assets in 2011 and 2010. Any further deterioration in the markets in which we operate has the potential to require us to record additional impairment charges on our real estate and water assets.

However, during 2012 there have been several indicators that suggest that the recovery in the housing market is gaining momentum. These indicators include declining inventory levels (especially for entry - level homes), reduced foreclosures (in California, for instance, new foreclosures have fallen to their lowest level since 2007), low mortgage rates, affordable home prices and increasing rent costs. We are unable to predict how sustainable the housing recovery might be, but we believe that a prolonged improvement in the general demand for housing will have a positive impact on the demand for our water and real estate assets.

Discontinued Operations:

During the nine months ended September 30, 2012, we signed an agreement to sell our insurance in run-off segment. As a result of the pending transaction, the assets and liabilities of the insurance segment have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, the discussion and analysis that follows reflect the insurance in run-off segment as discontinued operations.
PICO Shareholders’ Equity

At September 30, 2012, we reported shareholders’ equity of $477.1 million, or $20.95 per share, compared to $501.8 million, or $22.10 per share at December 31, 2011, a decrease in book value per share of $1.15, or 5.2%, during the first nine months of 2012.  The $24.7 million decrease in shareholders’ equity for the first nine months of 2012 was primarily due to a net loss of $25.6 million.

Treasury Stock

During the nine months ended September 30, 2012, the Company retired 1.4 million shares of PICO common stock owned by PICO Holdings that was previously classified as treasury stock, held at a cost of $22.9 million. The transactions reduced both the number of shares issued and the number of treasury shares and, as a result, did not affect the number of net shares outstanding and had no impact on either book value per share or earnings per share.

Total Assets and Liabilities

Total assets at September 30, 2012, were $702 million, compared to $688.1 million at December 31, 2011, an increase of $13.9 million.  The net increase is primarily due to recording $8.7 million in receivables on the sale of canola oil and meal. Other significant increases in individual assets are due to purchases of real estate and development costs of $41 million in our real estate and water segment assets, offset by sales of real estate with a cost of $20.4 million. In addition, we capitalized approximately $21.6 million in construction costs on our canola seed crushing facility that was financed with debt.

During the first nine months of 2012, total liabilities increased by $40.5 million, from $178.4 million at December 31, 2011 to $218.9 million at September 30, 2012 primarily as a result of additional debt borrowed by Northstar and used for construction of the canola seed crushing plant.

Net Loss

We reported a net loss from continuing operations, after noncontrolling interest, of $7.2 million, or $0.32 per share and a net loss of $52.8 million, or $2.33 per share for the third quarter ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012, our reported net loss from continuing operations was $22.9 million or $1.01 per share, compared to a net loss of $58.7 million, or $2.58 per share for the first nine months of 2011.

Discontinued Operations

Our insurance in run-off companies are reported as discontinued operations as the sale of these entities is probable and we expect the sale will close before the end of 2012 on receipt of regulatory approvals of the transaction. During the three months ended September 30, 2012, we obtained approval from the California Department of Insurance. We anticipate receiving approval from the Ohio Department of Insurance and closing the transaction in the fourth quarter of 2012.

The discontinued operations reported a loss of $2.7 million and income of $8.7 million for the nine months ended September 30, 2012 and 2011, respectively. The results in 2012 include the expected loss on the sale of the segment of $6 million, offset by net income of $3.4 million. The income tax benefit for the loss on sale is estimated to be $3.6 million. However, consistent with our overall conclusion that it is not more likely than not we will recognize our total deferred tax assets, a full valuation allowance has been recorded and, as of September 30, 2012 we have not recognized the tax benefit arising on the disposal of the insurance companies.

Comprehensive Loss

For the third quarter of 2012, we reported a comprehensive loss of $6.6 million which consisted primarily of a net loss of $5.3 million, and a decrease of $949,000 in unrealized appreciation on available-for-sale securities.

For the first nine months of 2012, we reported a comprehensive loss of $25.9 million.  This comprehensive loss consisted primarily of a net loss of $25.6 million.

Segment Results of Operations

Our segment revenues and income or loss before taxes for the third quarter and first nine months of 2012 and 2011 were:

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Water Resource and Water Storage Operations	$1,089	$384	$2,900	$1,073
Real Estate Operations	23,585	14,585	28,998	22,928
Agribusiness Operations	42,084	1	51,768	8
Corporate	608	1,673	1,935	6,548
Total revenues	$67,366	$16,643	$85,601	$30,557

Income (loss) before income taxes:
Water Resource and Water Storage Operations	$(1,559)	$(17,470)	$(4,537)	$(20,532)
Real Estate Operations	2,237	2,244	(1,519)	265
Agribusiness Operations	(6,105)	(695)	(9,159)	(1,668)
Corporate	(3,307)	(2,369)	(11,056)	(4,006)
Loss before income taxes	$(8,734)	$(18,290)	$(26,271)	$(25,941)

Third Quarter Revenues

Our third quarter revenues were $67.4 million in 2012, compared to $16.6 million in 2011, an increase of $50.8 million year-over-year.  This increase was primarily due to a $42.1 million increase in revenue from sales of canola oil and meal during 2012, and an increase of $9.1 million in sales of real estate in UCP.

Third Quarter Costs and Expenses

Third quarter costs and expenses were $76.1 million in 2012, compared to $34.9 million in 2011, an increase in year-over-year expenses of $41.2 million.  The increase in expenses is due to:

•	our agribusiness operations which reported a $40.2 million increase in cost of sales of canola oil and meal, and a $7.3 million increase in overhead, interest and depreciation expenses;

•	our real estate operations which reported an increase in cost of sales of $7.1 million;

•	offset by a decrease of $16.2 million in impairment charges in our water and water resource segment.

Third Quarter Loss Before Income Taxes

Our third quarter year-over-year net loss before income taxes decreased by $9.6 million primarily due to a $6.4 million increase in operating and other costs for overhead in our real estate and agribusiness segments offset by a reduction of $16.2 million impairment charge recorded in the water segment only in 2011.

Third Quarter Income Taxes and Noncontrolling Interest in Subsidiaries

In the third quarter of 2012, we reported a net loss of $5.3 million, or $0.23 per share.  We recorded a $403,000 tax benefit and noncontrolling interests reported a loss of $1.1 million.

We reported a net loss of $49.9 million, or $2.20 per share for the third quarter of 2011 after a $25.8 million tax provision.  During the three months ended September 30, 2011, noncontrolling interests reported income of $7.2 million due to reversing previously attributed losses in Fish Springs Ranch, LLC of $7.4 million.  The reversal was recorded after we reassessed our previous method of attributing our 49% partner's share of the losses at Fish Springs.

Our effective tax rate for the third quarter of 2012 and 2011 was a tax benefit of 5% and tax expense of 141% respectively, compared to the Federal corporate income tax rate of 35%. In 2012 and 2011, the difference from the statutory rate is primarily due to the full valuation allowance recorded on our net deferred tax assets.

First Nine Months Revenues

First nine months revenues were $85.6 million in 2012, compared to $30.6 million in 2011, an increase of $55 million year-over-year.  This increase was due to an increase in sales of canola oil and meal of $51.8 million, and an increase in sales of real estate at UCP of $6.6 million.

First Nine Months Costs and Expenses

First nine months costs and expenses were $111.9 million in 2012, compared to $56.5 million in 2011, an increase of $55.4 million.  This increase in expenses is primarily due to a $48 million increase in cost of canola oil and meal sold, additional overhead, interest expense and depreciation expense in the agribusiness segment of $11.3 million, offset by a decrease of $16.2 million from an impairment charge recorded in 2011 and none in 2012.

First Nine Months Loss Before Income Taxes

Consistent with our reported revenue increasing $55 million and expenses increasing $55.4 million year-over-year primarily from our agribusiness and real estate operations, the nine month year-over-year loss before income taxes was mostly unchanged at $26.3 million and $25.9 million for 2012 and 2011, respectively.

First Nine Months Income Taxes and Noncontrolling Interest in Subsidiaries

In the first nine months of 2012, we reported a net loss of $25.6 million, or $1.13 per share.  We recorded a $1.5 million tax benefit and noncontrolling interests reported a loss of $1.9 million.

We reported a net loss of $49.9 million for the first nine months of 2011 after a $22.1 million income tax expense.  During the nine months ended September 30, 2011, the noncontrolling interests reported income of $5.3 million due primarily to reversing previously attributed losses in Fish Springs Ranch, LLC of $5.9 million. The reversal was recorded after we reassessed our previous method of attributing our 49% partner's share of the losses at Fish Springs.

Our effective tax rate for the first nine months of 2012 and 2011 was a tax benefit of 6% and tax expense of 85% respectively, compared to the Federal corporate income tax rate of 35%. In 2012 and 2011, the difference in the rate is primarily due to the full valuation allowance recorded on our net deferred tax assets.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Sale of real estate and water assets	$872	$151	$886	$213
Net investment income	6	6	19	163
Other	211	227	1,995	697
Total revenues	1,089	384	2,900	1,073

Costs and expenses:
Cost of real estate and water assets sold	(478)	(33)	(481)	(40)
Impairment of water assets		(16,224)		(16,224)
Interest expense	(16)		(50)	(28)
Depreciation and amortization	(344)	(297)	(996)	(882)
Overhead	(1,258)	(705)	(4,081)	(2,642)
Project expenses	(552)	(595)	(1,829)	(1,789)
Total costs and expenses	(2,648)	(17,854)	(7,437)	(21,605)
Loss before income taxes	$(1,559)	$(17,470)	$(4,537)	$(20,532)

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

Segment Revenues

There were no significant sales of water rights and related real estate assets in the third quarter and first nine months of both 2012 and 2011. Revenues generated in the third quarter and first nine months of 2012 and 2011 consisted of lease income from our ranch and farm properties and interest from the financing of certain water asset sales. In addition, in the first nine months of 2012, we recorded $1.3 million of income when an option contract with a potential purchaser of our Lincoln County, Nevada, power plant project expired. In addition, during the third quarter of 2012 we sold 98 acre - feet of water rights in Lincoln County, Nevada for $864,000. The sale of these water rights contributed $388,000 to the segment's results for both the third quarter and first nine months of 2012.

Segment Expenses

Overhead expenses consisted of costs which are not related to the development of specific water resources, such as salaries and benefits, rent, and audit fees.  Overhead expenses of $1.3 million in the third quarter of 2012 were higher by $553,000 when compared to overhead expenses in the third quarter of 2011 of $705,000.

Overhead expenses were $4.1 million for the first nine months of 2012 compared to $2.6 million in the first nine months of 2011, an increase of $1.5 million year-over-year. This increase was largely due to reallocated salaries, benefits and associated overhead for employees who previously operated in our real estate segment but are now working in Vidler to develop Vidler's existing and prospective water resource projects.

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

Project expenses of $552,000 and $595,000 in the third quarter of 2012 and 2011, respectively and $1.8 million in both the first nine months of 2012 and 2011 were largely unchanged.

The year over year segment loss decreased by $15.9 million and $16 million for the third quarter and the first nine months, respectively. This improvement was almost entirely due to an impairment charge on our Fish Springs Ranch water assets of $16.2 million that was recorded in the third quarter of 2011. There were no impairment charges recorded in the third quarter and first nine months of 2012.

REAL ESTATE OPERATIONS

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Sale of real estate – Nevada Land		$77		$288
Sale of real estate – UCP	$23,300	14,216	$28,270	21,655
Net investment income	58	93	201	373
Lease income and other	227	199	527	612
Total revenues	23,585	14,585	28,998	22,928

Costs and expenses:
Cost of real estate – Nevada Land		(25)		(44)
Cost of real estate – UCP	(17,011)	(9,864)	(20,378)	(15,761)
Interest expense	(335)		(1,012)	(69)
Operating expenses	(4,002)	(2,452)	(9,127)	(6,789)
Total costs and expenses	(21,348)	(12,341)	(30,517)	(22,663)
Income (Loss) before income taxes	$2,237	$2,244	$(1,519)	$265

As of September 30, 2012, our businesses in the real estate operations segment are primarily conducted through UCP and its operations in California and Washington. Our real estate operations for 2011 also include the results of Nevada Land & Resource Company ("Nevada Land") which owned real estate and certain water, mineral and geothermal rights in northern Nevada. We sold the remaining land owned by Nevada Land in December 2011 and, accordingly, the real estate segment's future results no longer include the revenues, costs and net income from the sale of real estate and lease income in Nevada Land.

Our real estate sales are contingent upon numerous factors and, as such, the timing and volume of real estate sales in any one quarter is unpredictable.  Historically, the level of real estate sales has fluctuated from period to period.  Accordingly, it should not be assumed that the level of sales as reported will be maintained in future years.

In the following discussion, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

Segment Assets

UCP purchases and develops finished, partially - finished, entitled, and partially-entitled residential lots and, in some cases, also constructs and sells homes on certain of its finished lots. Primarily, these residential lots are located in select California markets. However, during 2011 and 2012, we have acquired both finished and entitled lots in the Puget Sound market area of Washington.  As of September 30, 2012, UCP owns or controls a total of 1,114 finished lots, 990 partially completed lots, 2,411 approved lots (lots with tentative maps or equivalent approvals) and 753 potential lots with no material approvals (most of these potential lots are properties we have under option). Of the 5,268 lots we own or control in total, 2,763 are located in the Central Valley region of California, 1,632 in the Monterey region of California, 108 in the Bay Area of California and 765 in the Central Puget Sound market area of Seattle, Washington.

Of these lots, 56 are completed homes or homes under construction in California and, based on current conditions, it is our intention to start construction of homes on a further 140 lots in California in the next twelve months. Currently, we are seeing strong indicators - both in our specific markets as well as nationally - of a housing recovery. These indicators include modestly rising home prices, tightening supplies of inventory and increased rates of turnover of the available housing inventory. The continued strength and depth of the housing recovery, as well as our operating capacity, will determine how many homes we ultimately construct on our inventory of finished lots and those lots that we are in the process of developing into finished lots.

As of September 30, 2012, we have invested capital of over $134.6 million for the acquisition and development of these lots. Approximately $33.1 million of this capital has been financed by project specific debt, substantially all of which is non - recourse.

Segment Revenues

In the third quarter of 2012, segment total revenues were $23.6 million.  UCP sold 5 homes and 198 lots in the third quarter of 2012 for total sales proceeds of $23.3 million and a gross margin of approximately 27%.

In the third quarter of 2011, total segment revenues were $14.6 million. UCP sold 8 homes and 70 lots in the third quarter of 2011 for total sales proceeds of $14.2 million. The gross margin on these sales was approximately 31%.

In the first nine months of 2012, segment revenues were $29 million primarily generated from the sale of 17 homes in the Central Valley and Monterey regions of California and 224 lots in California and the Puget Sound market area of Washington.  The sale of these properties generated a gross margin of approximately $7.9 million and a gross margin percentage of 27.9% (first nine months of 2011; gross margin of $5.9 million and a gross margin percentage of 27.2%). In the first nine months of 2012 the gross margin from the sale of lots was 27.9% (26.1% in the first nine months of 2011) compared to a gross margin of 27.9% from the sale of homes (30.2% in the first nine months of 2011). In absolute terms, revenue per home sold is much higher than the revenue per lot sold: In the first nine months of 2012, revenue was approximately $254,000 per home sold (approximately $265,000 per home in the first nine months of 2011) compared to revenue of approximately $107,000 per lot sold (approximately $135,000 per lot sold in the first nine months of 2011).

In the first nine months of 2011, segment revenues were $22.9 million. UCP contributed revenues of $21.7 million in the period from the sale of 22 homes and 117 lots.  Nevada Land generated $612,000 from lease and royalty income and net investment income of $373,000, primarily from interest earned on mortgage notes from sales of real estate.

Segment Results of Operations

The year over year third quarter segment income before income taxes remained largely unchanged at $2.2 million for both 2012 and 2011. There was an increase in the gross margin of $1.9 million generated by the sale of land and homes at UCP (due to increased volume of sales in the third quarter of 2012 compared to 2011) offset by a year-over-year increase in operating costs of $1.6 million. The increase in costs is due to a combination of two factors: UCP increased its overhead, primarily due to increased staff costs as project volumes increased; this increase was partially offset by the lack of overhead from Nevada Land as the final sale of real estate concluded in the fourth quarter of 2011.

The segment loss increased by $1.8 million from income of $265,000 in the first nine months of 2011 to a loss of $1.5 million in the first nine months of 2012. This is due primarily to a year-over-year increase in operating costs of $2.3 million and an increase in interest charges of $943,000. The increase in operating costs is a combination of two factors: UCP increased its overhead year-over-year by approximately $3.1 million primarily due to increased staff costs as project volumes increase. This increase was partially offset by the lack of overhead arising in the real estate segment from Nevada Land's activities in the first quarter of 2012 due to the final sale of real estate in Nevada Land in the fourth quarter of 2011.

AGRIBUSINESS OPERATIONS

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Sales of canola oil and meal	$42,079		$51,718
Net investment income		$1	12	$2
Other income	5		38	6
Total revenues	42,084	1	51,768	8

Costs and expenses:
Cost of canola oil and meal sold	(40,193)		(47,955)
Depreciation	(1,377)	(3)	(1,391)	(5)
Interest expense	(1,066)		(2,392)
Plant costs and overhead	(5,553)	(693)	(9,189)	(1,671)
Total costs and expenses	(48,189)	(696)	(60,927)	(1,676)
Loss before income taxes	$(6,105)	$(695)	$(9,159)	$(1,668)

Segment Revenues and Crush Margin

During the third quarter of 2012 we commenced full - scale crushing operations after the successful completion of the construction of our canola seed crushing plant in Hallock, Minnesota. As a result, we generated sales of canola oil and meal of $42.1 million and $51.7 million for the third quarter and first nine months of 2012, respectively. We also generated a crush margin (sales less cost of goods sold) of $1.9 million and $3.8 million in the third quarter and first nine months of 2012, respectively.

We do not consider the plant's results for revenues generated and the crush margin for both the third quarter and first nine months of 2012 to be indicative of the plant's future long - term operating results for a number of reasons. First, the plant operated in start - up mode for significant periods during both the third quarter and the first nine months of 2012. This meant the plant's maximum crush capacity (1,000 tons of canola seed per day) was not consistently maintained and we did not maximize revenues throughout both periods. Second, we frequently started and stopped crushing operations prior to the plant performance testing phase to make minor equipment modifications and calibrate certain equipment to maximize future efficiency. Third, industry - wide canola crush margins were unusually low in both periods due to short supplies of canola seed arising from two below average crop years.

The outlook for canola crush margins for the remainder of 2012 appears to be very challenging. The actual 2012 harvest of canola was approximately 15% lower than originally forecast due to late season crop diseases associated with warmer than normal temperatures and a large fall wind storm which impacted canola prior to harvest completion. The reduced production resulted in higher seed costs. The actual 2012 soybean crop increased by approximately 10% over expectations which has resulted in reduced soy oil and meal prices. Canola oil and meal prices are derived from soy oil and meal pricing. Both of these factors have driven a sudden and precipitous decrease in "Board margin" (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the US dollar) during late September and October, 2012. In addition, these combined factors have given rise to an unprecedented dislocation of "Basis" and Board margin conditions (Basis is the difference between our actual crush margin at the Hallock plant and the Board margin. Differences arise from the discount or premiums we obtain for seed purchased and oil and meal sold compared to the Board pricing). Historically, the basis differences at Hallock, Minnesota have been net positive. However, the existing volatile conditions have reversed this net basis so that currently our basis difference is negative. We believe this challenging operating environment will be short - term and that in early 2013, if not sooner, crush margins will revert back to the mean. In the meantime, we are attempting to mitigate current conditions. First, we have swap agreements in place that have fixed the Board margin price from October 2012 to March 2013 for 19,500 tons per month. These swaps are currently in - the - money as our fixed price from the swap is above the current floating Board margin price.

Second, commencing October 2012, we are reducing our crushing capacity sufficient to only match our forward sales obligations.

Segment Expenses

Overhead and plant costs in the third quarter and first nine months of 2012 primarily represent salaries and benefits of the personnel in place to oversee the construction and operation of the plant but also include expenses such as consulting fees, marketing fees under our off - take agreement with Land O Lakes Purina Feed, LLC, insurance and office costs. Costs also include due diligence expenses for potential expansion opportunities within the Agribusiness segment.

We commenced full - scale operations during the third quarter 2012, and as a result, we started depreciating our canola seed crushing facility. We recorded a $1.4 million charge for depreciation in both the third quarter and the first nine months of 2012.

In addition, during the third quarter we also converted the construction loan to a term loan. As of September 30, 2012, $89.5 million has been drawn under the term loan. During the third quarter and first nine months of 2012 we recorded interest expense of $1.1 million and $2.4 million, respectively.

We are in the process of finalizing an amendment to the credit agreement entered in to with the bank syndicate to increase the revolving credit facility from $10.5 million to $27 million. We are also in the process of converting PICO's loan of $10.5 million plus accrued interest to preference capital to further strengthen Northstar's balance sheet and, subject to the debt syndicate's approval, to cure a breach of our debt to adjusted capitalization covenant on Northstar's non - recourse term loan. As a result of this refinancing, PICO will have a total of $15 million in preference capital in Northstar at 10% interest.

As of September 30, 2012, Northstar has entered into several swap agreements with an international bank as the counterparty. The swap agreements begin in October, 2012 for 19,500 tons per month (approximately 67% of anticipated capacity) and swaps the floating price of the Board margin for a fixed price for a period of six months to March 2013.

The changes in fair value of swaps of this nature may be volatile and accordingly our results of operations may not necessarily be indicative of future segment results. In addition, the actual cash liability or asset of the swap agreements will not be known until settlements become due (commencing in October 2012).

The swap agreements are derivative instruments recorded at fair value but do not qualify for hedge accounting treatment. As a result, we record a gain or loss on the movement in the fair value of the derivative instrument in cost of canola oil and meal sold in our results of operations at each reporting period.

In addition, readily marketable inventory at September 30, 2012 is carried at net realizable value on our balance sheet based on quoted market prices in active markets. Changes in the value of our readily marketable inventory are recognized in cost of canola oil and meal sold each period. However, we aim to minimize the effects of changing prices in our inventory primarily through the use of traded futures contracts.

During the first nine months of 2012, the fair value of the liabilities under our swap agreements and futures contracts decreased from $2.5 million at December 31, 2011 to a net asset position of $429,000 at September 30, 2012. As such, during the first nine months of 2012 we recorded a non-cash gain of $2.9 million as an offset to cost of goods sold and plant costs in our results of operations. In the third quarter of 2012, the movement in fair value of the swap agreements and futures contracts resulted in a non-cash loss of $1.4 million as a charge to cost of goods sold in our results of operations.

DISCONTINUED OPERATIONS

During 2012, the Company signed a stock purchase agreement for the sale of 100% of its wholly-owned insurance companies to White Mountains Solutions.  The sale is subject to approval by the California and Ohio departments of insurance. In conjunction with the sale, the Company also requested and received approval from the respective departments of insurance for pre-close dividends of $8 million from Citation Insurance and $25 million from Physicians Insurance Company which were paid as of September 30, 2012. We have also obtained approval for the sale transaction from the California Department of Insurance but still await and expect the Ohio Department to approve the deal and the transaction will then close in the fourth quarter of 2012. The final sales price will be adjusted for any increases or decreases in statutory surplus of the insurance companies between September 30, 2012 and closing.

The current sales price, which has decreased from previous disclosure due primarily to the receipt of pre-close dividends, is approximately $15.5 million, resulting in a loss on sale of $6 million before income taxes which has been recorded in the accompanying consolidated statement of operations for the nine months ended September 30, 2012.  The income tax benefit for the loss on sale is estimated to be $3.6 million. However, consistent with the Company's overall conclusion that it is not more likely than not that the Company will recognize the deferred tax assets, a full valuation allowance has been recorded on this benefit.

As a result of the pending transaction, the assets and liabilities of the insurance segment qualify as held for sale at September 30, 2012 and have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented.  Consequently, prior periods have been recast from amounts previously reported to reflect the insurance segment as discontinued operations.

The net income or loss for each period is as follows (in thousands):

	Three months ended	Three months ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net investment income	$71	$206	$545	$796
Net realized gain on investments	3,300	4,676	3,937	13,760
Other income	4	16	123	58
	3,375	4,898	4,605	14,614
Operating and other costs	(310)	(430)	(961)	(1,232)
Income before income taxes	3,065	4,468	3,644	13,382
Provision for income taxes	450	1,570	267	4,651
Income from operations	2,615	2,898	3,377	8,731
Loss on write down of assets to fair value	(676)		(6,045)
Net income (loss)	$1,939	$2,898	$(2,668)	$8,731

CORPORATE

	Three Months Ended		Nine Months Ended
Thousands of dollars	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Net realized gain (loss) on sale or impairment of investments	$102	$1,105	$(105)	$4,531
Net investment income	505	572	1,754	2,016
Other	1	(4)	286	1
Total revenues	608	1,673	1,935	6,548

Costs and expenses:
Interest expense	(128)	(98)	(396)	(49)
Stock-based compensation expense	(946)	(1,139)	(2,927)	(3,398)
Deferred compensation recovery (expense)	(880)	918	(2,333)	(1,329)
Foreign exchange gain (loss)	211	(1,744)	(36)	1,081
Other	(2,172)	(1,979)	(7,299)	(6,859)
Total costs and expenses	(3,915)	(4,042)	(12,991)	(10,554)
Loss before income taxes	$(3,307)	$(2,369)	$(11,056)	$(4,006)

This segment consists of cash and fixed-income securities, PICO European (which holds a portfolio of Swiss equity securities as well as debt denominated in Swiss Francs), and a 28% interest in Spigit, Inc. (see "Investment in Unconsolidated Affiliate" below). The corporate segment also contains the remaining assets and liabilities of the parent company which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors.

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

Segment Revenues

The corporate segment recorded revenues of $608,000 in the third quarter of 2012, compared to $1.7 million in the third quarter of 2011. The $1.1 million decrease in segment revenues is principally due to the decrease in net realized investment gains year-over-year in the deferred compensation accounts.

The corporate segment recorded revenues of $1.9 million in the first nine months of 2012, compared to $6.5 million in the first nine months of 2011. The $4.6 million year-over-year decrease in segment revenues is principally due the decrease in net realized investment gains in both the deferred compensation accounts and PICO European.

Segment Expenses

Third quarter year over year segment expenses were largely unchanged with $3.9 million recorded for third quarter 2012 and $4 million for third quarter 2011.

During the first nine months of 2012, segment expenses increased by approximately $2.4 million year-over-year, principally due to a $1 million increase in foreign exchange loss and a $1 million increase in deferred compensation expense.

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

Deferred compensation expense of $2.3 million was recorded in the first nine months of 2012 and $1.3 million in the first nine months of 2011, as positive investments returns increased the amount of deferred compensation payable.

Stock-Based Compensation Expense

The stock-based compensation expense recognized in this segment principally consists of costs related to restricted stock units ("RSU") as follows (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
RSU	$946	$1,102	$2,866	$3,304
RSA		37	61	94
	$946	$1,139	$2,927	$3,398

In June 2012, as part of a duly adopted revised director annual compensation program, the Company issued 2,286 RSU to each of the six non-employee directors of the Company.  The RSU vest one year from the date of the grant. The RSU were valued at the Company’s closing stock price on the date of grant, and the compensation expense is being recognized over the vesting period of the awards.

As of September 30, 2012, there was $7.5 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests in October 2014.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily results from the effect of fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an inter-company loan to PICO European, which is denominated in Swiss Francs.

Segment expenses were reduced by a $211,000 foreign exchange gain in the third quarter of 2012, compared to a $1.7 million foreign exchange loss in the third quarter of 2011. A foreign exchange loss of $36,000 was recorded in the first nine months of 2012, compared to a $1.1 million foreign exchange gain in the first nine months of 2011.

 Investment in Unconsolidated Affiliate (Spigit, Inc.)

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in the corporate segment. Currently, the most significant such business is Spigit, which is a developer of social productivity software, with an established customer base including several companies in the Fortune 2000.

At September 30, 2012, we own 28% of the voting interest in Spigit. Our investment in Spigit is reported in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we exercise significant influence over Spigit's operating and financial policies. Our share of Spigit's loss is recorded in our statement of operations and comprehensive income or loss, in the line captioned “Equity in loss of unconsolidated affiliate,” below our income or loss before income taxes, and is therefore not included in the corporate segment result shown in the table above.

During 2012, Spigit raised additional capital and, as a result, our ownership decreased from 30% at December 31, 2011 to 28% at September 30, 2012. During 2011, the total losses recorded to date from Spigit reduced the carrying value of the investment to zero. Consequently, we will not record any additional losses reported by Spigit unless we decide to invest additional equity capital or certain events transpire at Spigit. Currently, there are no plans or obligations to invest any further equity capital in Spigit.

LIQUIDITY AND CAPITAL RESOURCES—NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Cash Flow

Our assets primarily consist of real estate and water assets, property and equipment, cash and cash equivalents, and investments in publicly-traded securities. We held $85.2 million in cash and cash equivalents at September 30, 2012, compared to $99.5 million at December 31, 2011.  In addition, at September 30, 2012, we held $11.7 million, and $41.6 million in publicly-traded debt and equity securities, respectively

Our liquid funds are principally held in money market funds and a bank current account. We do not anticipate any loss of principal.

The cash and cash equivalents and available-for-sale investments held in each segment at September 30, 2012 are:

•	the Water Resource and Water Storage Operations holds cash of $457,000;
•	the Real Estate Operations segment holds cash of $11.1 million;
•	the Agribusiness Operations segment holds cash of $5.3 million ($5 million is restricted as debt service reserve); and
•
the Corporate segment holds cash of $68.3 million, and marketable debt and equity securities with a market value of $11.7 million and $41.6 million, respectively. Included in those totals is $21.2 million in cash, $8.2 million in equities and $8.2 million in debt securities that are held in deferred compensation rabbi trusts accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include existing cash balances, cash flow from our real estate and agribusiness operations, the sale of water and water resource assets, and the proceeds of borrowings or debt or equity offerings.  We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings.

Our cash flows fluctuate depending on the capital requirements of our operating subsidiaries. The cash flow profile of our principal operating subsidiaries is:

Water Resource and Water Storage Operations

A substantial portion of Vidler's revenue has come from the one-time sale of real estate and water assets.  These assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S. The timing and value of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one period to another.  Vidler generates cash flow primarily from sales of its water assets, and finances its exploration and development costs from existing group cash resources.  Vidler's project expenses are generally discretionary in nature.

Real Estate Operations

Although UCP has sold both lots and homes since 2009, our focus has been the acquisition and development of finished and partially-developed residential lots and the construction of homes in selected California markets and in the Puget Sound area of Washington state.  The volume of sales has increased in 2012 and we expect that trend to continue. UCP will finance any additional acquisitions or development and construction costs from existing cash resources within the group, the proceeds of the sale of existing lots and homes, and/or through external financing.

Agribusiness Operations

Northstar started full-scale production of canola oil and meal during the third quarter of 2012 and recorded $51.7 million in sales and $48 million in cost of sales of canola products this year.

Northstar has borrowed $89.5 million under a $100 million credit agreement with various lenders which consists of:

•$89.5 million in non-recourse senior secured multi-draw loans to finance the construction of the project. Interest is payable quarterly, and the principal will be repaid over five years, with quarterly payments of $1.5 million commencing on March 31, 2013 and a final payment of $62.6 million on August 14, 2017. In accordance with the terms of the credit agreement, a plant performance test conducted in the second quarter of 2012 was successful, and the $89.5 million construction loan was converted into a term loan during the third quarter of 2012; and

•a $10.5 million non-recourse senior secured revolving credit facility to provide working capital on completion of the project construction. The revolving credit facility will be available until the earlier of five years from project construction completion, or April 15, 2018. We are in the process of finalizing an amendment to the credit agreement entered in to with the bank syndicate to increase the revolving credit facility from $10.5 million to $27 million.

In connection with the credit agreement, PICO provided Northstar with $10.5 million of temporary working capital (the "sponsor loan") until construction of the plant was complete and canola seed crushing operations commenced. Northstar borrowed the $10.5 million during the first nine months of 2012, which was used to purchase canola seed inventory and to fund margin accounts for the hedging contracts. Northstar intended to repay the sponsor loan as it borrowed on the senior secured revolving credit facility, effectively replacing the sponsor loan. However, the credit agreement includes certain financing covenants, the most significant of which are a debt to adjusted capitalization ratio, debt service coverage ratio and a minimum net worth of the borrower. During the third quarter of 2012, Northstar breached the debt to adjusted capitalization ratio covenant. To cure this breach, we are in the process of converting at least the $10.5 million sponsor loan plus accrued interest to preference capital, subject to the debt syndicate's approval. It is possible that, to cure the breach, we might be required to invest additional capital in Northstar beyond the $10.5 million to ensure no further breaches of this covenant in the future. We anticipate resolution of this matter during the fourth quarter of 2012.

The plant's start-up operations required more working capital than originally budgeted, primarily due to the high price of canola seed. As a consequence, PICO invested an additional $4.5 million, with a 10% interest rate, of preferred capital in Northstar during 2012. Combined with the initial capital contribution and the sponsor loan, PICO has invested $75 million of debt and equity in Northstar.

Corporate

The corporate segment generates investment returns and cash flow through a portfolio of small-capitalization value stocks which are publicly traded in Switzerland and a portfolio of publicly traded domestic securities. The Swiss portfolio is partially financed with Swiss Franc denominated loans from a Swiss bank to provide a natural hedge against fluctuation in the U.S. dollar-Swiss Franc exchange rate for a portion of the portfolio. Cash flow from the sale of the equities in the Swiss portfolio will be used to repay the Swiss debt.

Discontinued Operations

Investment income substantially covers the operating expenses of our insurance companies.  The funds to pay claims come from the maturity of fixed-income securities, the realization of fixed-income investments and equities, and recoveries from reinsurance.

The Departments of Insurance in Ohio and California prescribe minimum levels of capital and surplus for insurance companies, set guidelines for insurance company investments, and restrict the amount of profits which can be distributed as dividends. At September 30, 2012, the insurance companies had a combined total of $22 million in statutory surplus and a $14.8 million bond portfolio with a weighted average maturity of approximately two years.

Group Cash and Securities

At September 30, 2012, the parent company and its operating subsidiaries had cash of $50.3 million and marketable debt and equity securities of $19.4 million available to cover overhead or to allocate to new or existing projects in any segment.

During 2012, we signed a definitive agreement to sell Physicians and Citation. In conjunction with the sale, we received pre-close dividends from Citation and Physicians, comprised of cash and marketable securities totaling $28.9 million, and shares of PICO common stock owned by Citation that we retired. We estimate that final cash sale price to be approximately $15.5 million, which will be available to cover overhead or to allocate to new or existing projects in any segment.

We estimate that we have sufficient cash and fixed-income securities to cover our cash needs for at least the next 12 months. We are currently budgeting additional sales of real estate in UCP in the fourth quarter of 2012 and beyond, which may provide cash which can be allocated to any segment. However, if the budgeted sales in UCP do not occur as scheduled and/or the sale of the insurance companies does not proceed, and in the absence of significant sales in another segment, we may begin to defer significant expenditures.  In the long term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditure, sell assets, and raise cash from debt or equity offerings.

Our cash and cash equivalents decreased by $14.3 million in the first nine months of 2012, compared to a $36.8 net decrease in the first nine months of 2011.

Cash Flows From Operating Activities

During the first nine months of 2012, operating activities from continuing operations used $44.6 million in cash.  The principal operating cash outflow was $32.5 million used by UCP to acquire and develop residential lots and build homes. In addition, Northstar used cash of $7.3 million to purchase canola seed inventory. Other operating cash outflows include overhead and project expenses.  The principal operating cash inflows include $28.3 million in proceeds on sales of residential homes and lots by UCP and $43.1 million from sales of canola oil and meal by Northstar. The operating activities of discontinued operations used cash of $3.5 million.

During the first nine months of 2011, operating activities from continuing operations used $22.5 million in cash. The principal operating cash outflow was $19.5 million for acquisition and development costs of real estate and water assets, $21.9 million of which was used by UCP and $2.3 million used by Vidler. Other operating cash outflows included project expenses at Vidler, and overhead expenses. The principal operating cash inflow was $21.7 million from the sale of lots by UCP. Discontinued operations used $4.1 million in cash during the nine months ended September 30, 2011.

Cash Flows From Investing Activities

Investing activities from continuing operations used $31.3 million of cash in the first nine months of 2012.  The primary use of cash was $31.5 million for construction costs on Northstar's canola processing plant. Proceeds from the sale of investments provided cash of $9.9 million, and we used $8.9 million to purchase investments during the period. The investing activities of discontinued operations provided cash of $11.1 million.

Investing activities from continuing operations used cash of $25.5 million of cash in the first nine months of 2011.  Proceeds from the sale of investments provided cash of $41.9 million, and we used $6.6 million to purchase new securities, which principally reflects activity in our Swiss portfolio. We spent $61.8 million on property, plant and equipment, primarily for construction of Northstar's canola processing plant.

Cash Flows From Financing Activities

Financing activities from continuing operations provided $42.1 million of cash in the first nine months of 2012. Cash of $43.5 million was borrowed from the Northstar debt facility. In addition, UCP borrowed $7.6 million to finance development costs for its real estate projects and repaid $8 million when certain properties were sold.

Financing activities provided $7.2 million of cash in the first nine months of 2011. Cash of $14.2 million was borrowed from the Northstar debt facility and UCP borrowed $4.7 million under various arrangements used to finance real estate development costs. We used $5 million to pay down Swiss debt which matured in March 2011, and UCP repaid $2.5 million of non-recourse debt financing when a project was sold in the third quarter.

Our debt consists of the $89.5 million Northstar non-recourse senior secured construction loan facility, $33.1 million notes payable on properties owned by UCP, substantially all of which are non-recourse, our Swiss bank borrowings of $16.5 million, and an $893,000 non-recourse note payable on ranch property owned by Vidler.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Universal Shelf Registration Statement

We have in effect a universal shelf registration statement for the offering and sale of up to $400 million of common stock, preferred stock, debt securities, purchase contracts, and warrants, or any combination thereof, in one or more offerings, over a period of up to three years. At the time of any such offering, we will establish the terms, including the pricing, and describe how the proceeds from the sale of any such securities will be used.

While we have no current plans for the offer or sale of any securities, the universal shelf registration statement provides us with flexibility and control over the timing and size of any potential financing in response to both market and strategic opportunities.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

At September 30, 2012, we had $11.7 million of fixed maturity securities, $4.7 million of which were denominated in New Zealand dollars, and $41.6 million of marketable equity securities that were subject to market risk, $18.2 million of which were denominated primarily in Swiss Francs. Our investment strategy is to manage the duration of the portfolio relative to the duration of the liabilities while managing interest rate risk. At September 30, 2012, we had debt of $140 million at various interest rates and terms. The majority of this debt is construction financing used to build our canola seed crushing plant. We manage our interest rate risk on our debt obligations by borrowing short or medium term when possible, locking into fixed rates, using floating rates or we may enter into interest rate swap agreements. We use derivative instruments to manage our exposure associated with commodity prices. We enter into derivative contracts with major financial institutions or directly in commodity exchanges in the case of commodity futures. While these derivatives are subject to fluctuations in value, those fluctuations are generally offset by the changes in fair value of the underlying exposures. The derivatives we use are intended to reduce volatility in our results of operations, however we could experience volatility, especially during the start-up phase of our agribusiness operations.

    We use two models to report the sensitivity of our assets subject to market and foreign currency exchange risk. For fixed maturity securities we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point increase in interest rates and compares that to the actual quoted price of the security. At September 30, 2012, the model calculated a loss in fair value of $844,000. For our marketable equity securities, we use a hypothetical 20% decrease in the fair value to analyze the sensitivity of our market risk assets and liabilities. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value and because the fair value of securities may be affected by credit concerns of the issuer, liquidity, and other general market conditions. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $6.7 million that would impact the unrealized appreciation in shareholders’ equity, before the related tax effect. The hypothetical 20% decrease in the local currency of our foreign denominated investments would produce a loss of $1.3 million that would impact the foreign currency translation in consolidated shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

We completed implementation of a new accounting system during the third quarter of 2012 at our agribusiness operations through Northstar. During each phase of the implementation, an appropriate level of employee training, testing of the system and monitoring of the financial results recorded in the system was conducted. This new accounting system represents a material change in internal control over financial reporting. Accordingly, our system of internal control over financial reporting has been updated.

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO (1)
3(ii)	Amended and Restated By-laws of PICO (2)
10.3	First Amendment to Stock Purchase Agreement, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated July 13, 2012 (3)
10.4	Severance agreement between PICO Holdings, Inc. and Maxim C.W. Webb (3)
10.5	Severance agreement between PICO Holdings, Inc. and John T. Perri (3)
10.6	Second Amendment to Stock Purchase Agreement, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated September 10, 2012
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 9, 2012.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	November 9, 2012	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Chief Financial Officer and Treasurer
(Principal Financial Officer and Authorized Signatory)