Form 10-K
period 2012-12-31
PICO HOLDINGS INC /NEW
filed 2013-03-04
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL PERIOD ENDED December 31, 2012
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.
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

Large accelerated filer Yes ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ☐ No ☒

At June 30, 2012, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2012) was $447.3 million, which excludes shares of common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s common stock outstanding at June 30, 2012.  This calculation does not reflect a determination that such persons are affiliates for any other purposes.

On March 1, 2013, the registrant had 22,733,649 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our objective is to maximize long-term shareholder value and to manage our operations to achieve a superior return on net assets over the long term, as opposed to short-term earnings. We own and operate several diverse businesses and assets. Our portfolio of businesses is designed to provide a mix of revenues and income from both long-term assets that may require several years to develop and monetize and shorter-term operations that should generate recurring revenues each quarter.

As of December 31, 2012 our business is separated into four operating segments:

•	Water Resource and Water Storage Operations;

•	Real Estate Operations;

•	Agribusiness Operations; and

•	Corporate

As of December 31, 2012, our major consolidated subsidiaries are (wholly-owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) acquires and develops water resources and water storage assets in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•
UCP, LLC (“UCP”) acquires and develops partially-developed and finished residential housing lots in selected markets in California and Washington, and, through its subsidiary, Benchmark Communities, LLC (”Benchmark”) constructs and sells homes on certain of these residential lots; and

•
PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (”Northstar”). Northstar is an 88% owned subsidiary which operates a canola seed crushing facility near Hallock, Minnesota to produce canola oil and meal. The plant commenced full-scale production in the third quarter of 2012.

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

Operating Segments and Major Subsidiary Companies

The following is a description of our operating segments and major subsidiaries.  Unless otherwise indicated, we own 100% of each subsidiary.  The following discussion of our segments should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. See Note 13, “Segment Reporting,” in the accompanying consolidated financial statements for financial information for each of our operating segments and geographic areas. Additional information regarding the performance of and recent developments in our operating segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Water Resource and Water Storage Operations

Our Water Resource and Water Storage Operations are conducted through Vidler Water Company, Inc. and its subsidiaries, which we refer to collectively as Vidler.

Vidler is a private company in the water resource development business primarily focused on acquiring and developing water rights in the southwestern United States.  Vidler develops new sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, from acquiring unappropriated (previously unused) water, or discovering new water sources based on science and exploration  Vidler also develops and operates water storage facilities and also utilizes those owned and operated by third parties. Vidler is not a water utility, and does not currently intend to enter into regulated utility activities.

A water right is the legal right to divert water and put it to beneficial use.  Water rights are real property rights which can be bought and sold.  The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be moved from one location to another.  Vidler seeks to acquire water rights at prices consistent with their current use, which, typically, is an agricultural use, with the expectation of an increase in value if the water right can be converted through the development process to a higher use, such as municipal and industrial use.  Vidler acquires and develops water resources with the expectation that these water resources will be the most competitive source of water (the most economical source of water supply) to support new growth in municipalities or new commercial and industrial projects.

Certain areas of the Southwest experiencing long-term growth have insufficient known supplies of water to support their future economic and population growth. The inefficient allocation of available water between agricultural users and municipal or industrial users, the lack of available known water supplies in a particular location, or inadequate infrastructure to fully utilize or store existing and new water supplies provide opportunities for Vidler to apply its water resource development expertise.

We entered the water resource development business through the acquisition of Vidler Tunnel Water Company in 1995.  At the time, Vidler owned a limited quantity of water rights and related assets in Colorado.  Since then, Vidler has acquired or developed additional water rights and water related assets in Nevada, Arizona, Idaho and New Mexico. Vidler has also developed and operates its own water storage facility near Phoenix, Arizona, utilizes water storage capacity operated by third parties in Arizona and banks water with municipalities in Nevada and New Mexico.

Vidler has also entered into “teaming” and joint development arrangements with third parties who have water assets but lack the capital or expertise to commercially develop these assets.  The first of these arrangements was a water delivery teaming agreement in southern Nevada with Lincoln County Water District (“Lincoln/Vidler”), which is developing water resources in Lincoln County, Nevada.  In northern Nevada, Vidler has also entered into a joint development agreement with Carson City and Lyon County, Nevada to develop and provide water resources in Lyon County as well as a water banking agreement with Washoe County (Reno), Nevada.

Vidler can generate revenues by:

•
selling its developed water rights to project developers including real estate developers, power generating facilities or other commercial and industrial users who must secure rights to an assured supply of water in order to receive permits for their development projects;

•	selling its developed water rights to water utilities, municipalities and other government agencies for their specific needs, including to support population growth;

•
selling its stored water to commercial developers or municipalities that have either exhausted their existing water supplies, or, in instances where our water represents the most economical source of water, for their commercial projects or communities; and

•	leasing its water, farmland or ranch land while further developing the water resource.

The following table details the water rights and water storage assets owned by Vidler or its subsidiaries at December 31, 2012. Please note that this is intended as a summary only. As identified in the table, water rights are commonly measured in acre-feet which is a measure of the volume of water required to cover an area of acre to a depth of one foot and is equal to 325,850 gallons.

Name and location of asset	Brief Description	Present commercial use

Arizona:
Harquahala Valley Ground Water Basin
Water rights of 9,877 acre-feet, of which 3,837 acre-feet is transferable and 6,040 acre-feet can be used for the development of Vidler property within Harquahala Valley. Also includes 3,206 acres of land.

In December 2012 announced the signing of a definitive agreement to sell 1,021 acres of land and 3,063 acre feet of groundwater to two golf courses in Scottsdale for approximately $10 million. Generates lease income from farming.

Located 70 miles west of Phoenix.

Vidler Arizona Recharge Facility
Vidler constructed and permitted an underground water storage facility with storage capacity exceeding 1 million acre-feet of water. Over the years Vidler has purchased and stored water from the Colorado River and has 250,683 acre-feet of water stored at this facility.
Stored water is available to support development through sale, lease or partnering arrangements.
Also located 70 miles west of Phoenix.

Phoenix AMA Water Storage
Vidler utilizes water storage capabilities operated by the Central Arizona Project and the Roosevelt Water Conservation District. Vidler has a total of 157,238 acre-feet of water stored at five different sites.
Stored water is available to support development through sale, lease or partnering arrangements.
Water is stored in the Phoenix Metro area.

Nevada:

Fish Springs Ranch, LLC (51% Interest)
7,544 acres of ranch land, 12,987 acre-feet of permitted water rights, 7,987 acre-feet of which are transferable to other areas within Washoe County. Vidler constructed a 35 mile pipeline to deliver this water to the north valleys of Reno. Vidler owns the exclusive right to the capacity of the pipeline.
Generating lease income from cattle grazing.
Located 40 miles north of Reno.

Lincoln County water delivery teaming agreement	There are currently three major projects under this teaming agreement and are described below. Lincoln County is approximately 75 miles north of Las Vegas and adjacent to Clark County.

Tule Desert
Lincoln/Vidler were awarded 7,240 acre–feet of permitted water rights in the Tule Desert Groundwater Basin in Lincoln County. 2,900 acre-feet of water rights are available for sale and 4,340 acre-feet is the subject of staged pumping and development over the next several years.

Located in Lincoln County.

Kane Springs	Vidler owns 500 acre–feet of permitted water rights in the Kane Springs Valley Basin in Lincoln County.	Vidler entered an option agreement with a developer in December 2011 and sold 98 acre-feet to that developer in 2012. The option agreement on the remaining 500 acre-feet expires in September 2017.
Located in Lincoln County.

Dry Lake	Vidler owns 795 acres of agricultural and ranch land in Dry Lake Valley. Lincoln/Vidler own the 1,009 acre-feet of permitted agricultural water rights associated with the land.	Generates lease income from farming and the lease of water for construction purposes.
Located in Lincoln County.

Muddy River	267 acre-feet of water rights.	Currently leased to Southern Nevada Water Authority.
Located 35 miles east of Las Vegas.

Dodge Flat	1,428 acre-feet of permitted municipal and industrial use water rights, and 1,068 acres of land.	Available for sale, lease or other partnering arrangements.
Located in Washoe County, east of Reno.

Carson/Lyon
1,262 acre–feet of municipal and industrial use water rights and approximately 3,500 acre–feet of Carson River agricultural use water rights as well as options for approximately 1,652 acre–feet of Carson River agricultural use water rights. Collectively this totals the equivalent of over 4,000 acre–feet of municipal and industrial use water rights. Also 950 acres of ranch land which is approved for residential development and an additional six acres of land parceled into four fully developed lots.
Generates lease income from cattle grazing.
Located in Carson City, Lyon County and Douglas County.

Colorado:
	Approximately 167 acre-feet of water rights.	65 acre-feet of water leased. 102 acre-feet are available for sale or lease.
Located in Summit County (the Colorado Rockies), near Breckenridge.
Idaho:
	7,044 acre-feet of water rights and 1,886 acres of farm land.	Leased to farmers. Vidler has also entered into a geothermal lease on the entire property.
Located 35 miles from Boise.

New Mexico:
Campbell Ranch
Application for a new appropriation of up to 1,010 acre-feet of ground water. Vidler is in partnership with the land owner. The water rights, if approved by the state, would be used for a new residential and commercial development.
In the water rights application process.
Located 25 miles from Albuquerque.

Middle Rio Grande Basin	Approximately 20 acre-feet of water rights for use within the municipal service area of the City of Santa Fe.	Water is available for sale, lease or other partnering arrangements.
Located in Santa Fe.

Lower Rio Grande Basin	600 acre-feet of agricultural water rights.	Water is available for sale, lease or other partnering arrangements.
Located in Dona Ana County, Las Cruces.

Real Estate Operations

Our real estate operations are primarily conducted through UCP, which operates in California and Washington. Our real estate operations previously included the sale of real estate and lease income from Nevada Land & Resource Company ( “Nevada Land”) which owned real estate and certain water, mineral and geothermal rights in northern Nevada. However, we sold the remaining acres of real estate held by Nevada Land in December 2011 and, accordingly, the real estate segment results in 2012 no longer include any sales of real estate or lease income from Nevada Land.

We formed UCP in 2007 with the objective of acquiring attractive and well-located finished and partially-developed residential lots, primarily in select California markets.  We have also formed a homebuilding business, Benchmark Communities (“Benchmark”) to build single family homes on certain of the residential lots we own in California. Benchmark has access to low-cost basis finished lots through UCP and, as a result, Benchmark can build good quality homes in high-demand markets at very competitive prices to other new and existing homes.

As of December 31, 2012, UCP owns or controls a total of 4,916 lots and homes comprised of 63 finished or partially completed homes built by Benchmark, 949 finished lots, 740 partially completed lots, 2,484 approved lots (lots with tentative maps or equivalent approvals) and 680 potential lots with no material approvals (most of these potential lots are properties we have under option). Of these 4,916 lots and homes we own or control, 2,479 are located in the Central Valley region of California, 1,602 in the Monterey region of California, 124 in the Bay Area of California and 711 in the Central Puget Sound market area of Seattle, Washington.

  As of December 31, 2012, we have a carrying value of approximately $123.4 million for the acquisition, development and home construction of all our lots. Approximately $29.1 million of this capital has been financed by project specific debt, the majority of which is non-recourse.

The homebuilding industry is highly competitive. We compete in each of our markets with numerous other national, regional and local homebuilders for homebuyers, desirable properties, raw materials, and skilled labor. We also compete with sales of existing homes and, to a lesser extent, with the rental housing market. Our homes compete on the basis of design, quality, price, and location. In addition to home sales, we sell lots to other homebuilders. We complete for land buyers with other land owners. Our land holdings compete on the basis quality, market positioning, location, and price. The homebuilding industry has historically been subject to significant volatility. We may be at a competitive disadvantage with regard to certain of our national competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. We strive to maintain a well-capitalized balance sheet to protect against certain market volatility. We compete directly with a number of national homebuilders such as D. R. Horton Inc., Hovnanian Enterprises, Inc. and Lennar Corporation who are larger than we are and may have greater financial and operational resources than we do. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business as we have planned.

In order to maximize our sales volumes, profitability and product strategy, we strive to understand our competition and their pricing, product and sales volume strategies and results. Our land acquisition operation can also serve as a competitive advantage against certain of our larger, less agile competitors, and certain of our smaller, less capitalized competitors in markets where there are limited lot supplies.

Agribusiness Operations

In December 2010, we completed a business combination and funded $60 million of equity for an 88% interest in a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”). Northstar’s business is to operate a canola seed crushing plant near Hallock, Minnesota.  As of December 31, 2012, we have also funded an additional $15 million to Northstar in the form of 10% preferred capital.

During 2011 Northstar completed a $100 million debt financing comprising an $89.5 million senior secured term loan to fund the completion of the construction of the canola seed processing plant and a $10.5 million senior secured revolving credit facility to fund working capital upon project completion. During 2012 the revolving credit facility was increased to $27 million.

Northstar successfully completed the construction of the canola crushing plant and started full-scale production of canola oil and meal during the third quarter of 2012. The plant has an initial crushing capacity of 1,000 tons per day.  Pending the completion of additional environmental permitting, we estimate that the capacity can be increased to 1,500 tons per day at a cost of approximately $10.5 million.

Currently, domestic production of canola oil meets approximately 35% of domestic demand, and the other 65% is imported, primarily from Canada. In developed countries, vegetable oil has overtaken animal fat in consumers’ diets, due to greater awareness of the health benefits of unsaturated fat in vegetable oil, and consumption of canola oil has grown more rapidly than other vegetable oils, partly because it has the lowest saturated fat content of edible oils. Over the past ten years, U.S. consumption of canola oil has increased by over 200% in total.

Canola meal is the second most consumed protein meal in the world, after soybean meal. The dairy industry is the primary consumer of canola meal in the U.S. The amino acid profile of canola meal enhances the milk production of dairy cows.

We face significant competition and we have numerous competitors, some of which are larger and have greater financial resources than we have. The products we sell are global commodities, which are affected by global supply and demand pressures.  The markets for our products are highly price competitive and sensitive to product substitution. Competition is principally based on price, quality, and geographic location. In addition, to compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, as well as developing and maintaining customer relationships. Competition could cause us to lose market share or reduce pricing, either of which could have an adverse effect on our business and profitability. Competition is based on a number of factors, including price, canola seed procurement, product quality, composition and nutritional value and advertising and promotion. Our principal competitors in the canola oil products business include Archer Daniels Midland Co. (ADM), Cargill Incorporated (Cargill), Richardson International Limited, Louis Dreyfus Commodities Group, and Bunge Limited (Bunge). To compete effectively, the Company focuses on cost effective canola procurement, highly efficient canola processing and oil refining, exceptional product quality and food safety, while marketing our products through our strategic relationship with Purina Animal Nutrition, a Land O’Lakes company.  Competition could increase the Company’s costs to purchase canola seed, lower selling prices of its products, or reduce the Company’s market share, which may result in lower and more inefficient operating rates and reduced gross profit.

Corporate

This segment consists of cash, fixed-income securities, equity securities (both domestic and foreign) a 27% equity interest in our unconsolidated affiliate Spigit, Inc. (“Spigit”), and other parent company assets and liabilities. The corporate segment also contains the deferred compensation investment assets held in trust for the benefit of several PICO officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities.

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in the corporate segment.  At December 31, 2012, the most significant such business is Spigit, which is a developer of social productivity software for enterprises, with an established customer base including several companies in the Fortune 2000.

Employees

At December 31, 2012, PICO had 150 employees.

Executive Officers

The executive officers of PICO are:

Name	Age	Position
John R. Hart	53	President, Chief Executive Officer and Director
Maxim C. W. Webb	51	Executive Vice President, Chief Financial Officer and Treasurer
John T. Perri	43	Vice President and Chief Accounting Officer
James F. Mosier	65	General Counsel and Secretary
W. Raymond Webb	51	Vice President, Investments

Mr. Hart has served as President and Chief Executive Officer and as a member of our board of directors since 1996.  Mr. Hart also serves as an officer and/or director of our most significant subsidiaries: Vidler Water Company, Inc. (director since 1995, chairman since 1997 and chief executive officer since 1998); PICO European Holdings, LLC (sole director since 2008), UCP, LLC and its direct subsidiaries (since 2007), and PICO Northstar Management, LLC and its subsidiaries (since 2010).  From 1997 to 2006, Mr. Hart was a director of HyperFeed Technologies, Inc., an 80% owned subsidiary which was dissolved in 2009 following bankruptcy proceedings, where he served as chairman of the nominating committee and as a member of the compensation committee.

Mr. Webb has served as Chief Financial Officer and Treasurer of PICO since May 2001, and as Executive Vice President since 2008.  Mr. Webb served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996.  Mr. Webb became an officer of Global Equity Corporation in November 1997 and Vice President, Investments of PICO in November 1998.  Mr. Webb serves as a director of UCP, LLC and its direct subsidiaries (since 2007), and PICO Northstar Management, LLC and its subsidiaries (since January 2011).

Mr. Perri has served as Vice President and Chief Accounting Officer since 2010.  He has served in various capacities since joining our company in 1998, including Financial Reporting Manager and Corporate Controller and Vice President, Controller from 2003 to 2010.

Mr. Mosier has served as General Counsel and Secretary of PICO since November 1996.

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

All of our businesses are sensitive to general economic conditions, both nationally and locally, as well as international economic conditions. General poor economic conditions and the resulting effect of non-existent or slow rates of growth in the markets in which we operate could have a material adverse effect on the demand for both our real estate and water assets and the canola oil and meal products from our canola seed crushing business. These poor economic conditions include higher unemployment, inflation, deflation, increased commodity costs, decreases in consumer demand, changes in buying patterns, a weakened dollar, higher transportation and fuel costs, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect commercial and residential real estate development and consumer demand for vegetable oil and meal products.

Specifically, continued high national or regional unemployment may arrest or delay any significant recovery of the residential real estate markets in which we operate, which could adversely affect the demand for our real estate and water assets. Any prolonged lack of demand for our real estate and water assets could have a significant adverse effect on our revenues, results of operations, and cash flows. Poor economic conditions could also lead to a decrease in consumer demand for canola oil products and / or a decline in canola seed crushing margins which could have a material adverse effect on our future cash flows from operations, results of operations and financial condition.

A downturn in the recent improvement that the homebuilding industry has experienced would materially adversely affect our business and results of operations.

The homebuilding industry has experienced a significant and sustained downturn in recent years having been impacted by lack of consumer confidence and large supplies of resale and foreclosed homes. These factors have resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern U.S. markets where our real estate and water assets are located, including the states of Nevada, Arizona, California, Colorado, Idaho, and New Mexico. However, in 2012, we noted a significant improvement in the housing market which has led to increased levels of real estate development activity. The continuation of the recent improvement in residential and commercial real estate development process and activity is essential for our profitability in our real estate and water resource and water storage segments. Any future slow-down in current activity could adversely impact various development projects within the markets in which our real estate and water assets are located and this could materially affect our ability to monetize these assets. Declines in the U.S. housing market have reduced revenues and profitability in our real estate and water resource businesses in prior years and may continue to do so in the future.

We may not be able to realize the anticipated value of our real estate and water assets in our projected time frame, if at all.

We expect that the current slow growth of the economy will continue to have an impact on real estate market fundamentals. Depending on how markets perform both in the short and long-term, the state of the economy, both nationally and locally in the markets where our assets are concentrated could result in a decline in the value of our existing real estate and water assets, or result in our having to retain such assets for longer than we initially expected, which would negatively impact our rate of return on our real estate and water assets, cause us to divest such assets for less than our intended return on investment, or cause us to incur further impairments on the book values of such assets to estimated fair value. Such events would adversely impact our financial condition, results of operations and cash flows.

The fair values of our real estate and water assets are linked to growth factors concerning the local markets in which our assets are concentrated and may be impacted by broader economic issues.

Both the demand and fair value of our real estate and water assets are significantly affected by the growth in population and the general state of the local economies, which are affected by factors such as the local level of employment and the availability of financing and interest rates, where (1) our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in Colorado, Idaho, and New Mexico and (2) our real estate development assets are located, primarily in California and to a lesser extent, Washington. The unemployment rate in these states, as well as issues related to the credit markets, may prolong a slowdown of the local economies where our real estate and water assets are located. This could materially and adversely affect the demand for and the fair value of our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment in these assets.

Our water activities are concentrated in a limited number of assets, making our growth and profitability vulnerable to conditions and fluctuations in a limited number of local economies.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. To date, we have stored approximately 251,000 acre-feet at the facility for our own account. In addition, we have approximately 157,000 acre-feet of water stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers, and have not as yet generated any revenue from the recharge facility or from the water stored in the Phoenix Active Management Area. We believe that the best economic return on the assets arises from storing water when surplus water is available and selling this water in periods when water is in more limited supply. However, we cannot be certain that we will ultimately be able to sell the stored water at a price sufficient to provide an adequate economic profit, if at all.

We have constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of December 31, 2012, the total cost of the pipeline project, including our water credits, (net of impairment charges incurred to date) carried on our balance sheet is approximately $84.9 million. To date, Vidler has only entered into sale agreements for a very small proportion of the total amount of water that will be conveyed through the pipeline to the northern valleys of Reno and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, the principal buyers of this water are largely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

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

The operation of our canola seed crushing facility involves many risks associated with a start-up operation.

The operation of our recently constructed canola seed crushing facility involves many risks which include: poor operating margins due to high commodity prices for canola seed; not obtaining and maintaining adequate canola seed supplies; cost overruns in excess of our budgeted operational costs; the potential for the breakdown of equipment and for performance to be below expected levels of output and efficiency; inability to maintain the facility at efficient operating levels sufficient to generate adequate cash flows; and not maintaining and managing product price-risk efficiently. Critically, we will need to sell the plant’s products (canola oil and meal) at market prices that are sufficient to generate adequate cash flows to service the debt financing used to partly fund the construction of the facility and to provide working capital for our operations. Additionally, we must be able to sell the plant’s products at prices that will allow us to generate an adequate and appropriate rate of return on our equity investment. The planned facility has little operating history as of December 31, 2012. Moreover, due to the start-up nature of the facility, we may have risks and issues that we are unable to foresee at this time. As a result of the aforementioned risks, the new facility may be unable to fund principal and interest payments under its debt service obligations or may operate at a loss. In certain situations, if the new facility performs below certain operating levels leading to inadequate or negative cash flows, certain covenants in the agreements governing the facility’s debt financing may be breached, rendering all of the facility’s debt immediately due and payable. As a result, we may be forced to provide additional capital to our canola seed crushing operation to cure any breach of certain debt covenants which could lead to a material adverse effect on our financial condition and cash flows. If we are unable to cure any breach of certain debt covenants, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to procure sufficient quantities of canola seed to efficiently operate our proposed canola seed crushing facility due to adverse weather conditions.

The supply and price of canola seed may be subject to extreme volatility due to adverse weather conditions. If the supply of canola seed becomes limited due to significantly reduced harvests, we may not be able to procure sufficient quantities of canola seed to achieve optimal crushing capacity at our proposed facility. Significantly reduced crushing operations from our current capacity of 1,000 tons per day would lead to significantly reduced projected revenues, net income and cash flows from operations and may cause us to breach our debt covenants. As a result, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to successfully penetrate the canola oil and meal markets.

There is no guarantee that we will be able to successfully penetrate the canola oil and meal markets. The canola processing business is highly competitive and other companies presently in the market, some of which are larger and have greater financial resources than we have, or companies that could enter the market, could adversely affect profit margins for the products we intend to sell. In addition, prices for canola seed, canola oil and canola meal are often volatile and may be affected by factors beyond our control such as global inventory levels, farmer planting decisions, weather and canola crop conditions, demand for and supply of competing products for canola oil and meal and demand for biofuels. While we have agreements in place with an end user of both canola oil and meal for 100% of the products we produce from our proposed facility, we will be competing with other canola seed processors who may be capable of producing significantly greater quantities of canola products than us, and may achieve higher operating efficiencies and lower costs due to their scale as well as have greater financial resources than we have to endure any prolonged adverse conditions.

We may fail to implement an effective risk management program at our canola seed crushing facility.

Our canola seed crushing facility is exposed to many commodity and financial risks including canola seed, canola oil and canola meal prices, interest rates, foreign currency exchange rates and transportation and energy costs. To attempt to manage certain of these risks, we have implemented, and intend to continue entering into, various hedging transactions with respect to future canola crush margins and the interest rate on the debt financing used to construct the facility. However, our hedging transactions may not fully minimize our exposure to these risks and we may not always be fully hedged.

In addition, a major component of our risk management program is the maintenance of a comprehensive insurance program. We believe that we have sufficient insurance coverage for all types of eventualities but we cannot assure you that our business interruption insurance or other insurance policies would provide for all losses arising from natural disasters or other events that would impair or terminate our ability to process canola seed into revenue generating products.

We are a recent entrant to the homebuilding business and we will face significant competition in marketing and selling new homes.

We have entered the homebuilding business by constructing, marketing and selling single-family homes on certain of our finished residential lots that we own in California. We aim to build homes only in those markets where we have identified that a sufficient demand exists for new homes. However, the homebuilding industry is highly competitive and we will be competing with a number of national and local homebuilders in selling homes to satisfy expected demand. These competitors, especially the national homebuilders, have greater resources and experience in this industry than we have. Such competition could result in lower than anticipated sales volumes and/or profit margins that are below our expectations. In addition, we will have to compete with the resale of existing homes, including foreclosed homes, which could also negatively affect the number and price of homes we are able to sell and the time our homes remain on the market.

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

Our real estate operations are subject to numerous laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, water and waste disposal and use of open spaces. We may be required to comply with recently adopted SEC disclosure rules, and potential supply chain verification requirements, concerning the use of “conflict minerals” in home building. If applicable, these new requirements would impose additional costs on us and our suppliers and may limit the sources or increase the prices of materials we use. We also are subject to a variety of federal, state and local laws and regulations concerning the protection of the environment. We are typically required to obtain permits, entitlements and approvals from local authorities to start and carry out residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our subcontractors and other agents comply with these laws and regulations may result in delays in construction and land development and may also cause us to incur substantial additional and unbudgeted costs.

Our homebuilding operations may be adversely impacted by the availability of and the demand for mortgage financing, and any changes to the tax benefits associated with owning a home.

To successfully market and sell the homes we construct depends on the ability of home buyers to obtain mortgage financing for the purchase of these new homes. Current credit requirements for mortgage financing are significantly greater than in the past which makes it more difficult for a potential home buyer to obtain mortgage financing. In addition, any significant increase in interest rates from current rates may also lead to increased mortgage finance costs leading to a decline in demand and availability of mortgage financing. Any decline in the availability of mortgage financing may lead to a reduced demand for the homes we have already constructed, or intend to construct. Furthermore, the demand for homes in general, and the homes we intend to construct, may be affected by changes in federal and state income tax laws. Current federal, and many state, tax laws allow the deduction of, among other homeowner expenses, mortgage interest and property taxes against an individual’s taxable income. Any changes to the current tax laws which reduce or eliminate these deductions, or reduce or eliminate the exclusion of taxable gain from the sale of a principal residence, would likely lead to a greatly reduced demand for homes. This would lead to a materially adverse impact on the homebuilding business in general and our revenues, cash flows and financial condition specifically.

We may not receive all of the permitted water rights we expect from the water rights applications we have filed in Nevada and New Mexico.

We have filed certain water rights applications in Nevada and New Mexico. In Nevada this is primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required. We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, and legal and consulting costs for hearings with the State Engineer, and National Environmental Protection Act, or “NEPA”, compliance costs. Until the State Engineer permits the water rights, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights that will be permitted by the State Engineers. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that may be permitted could adversely affect our revenues, results of operations, and cash flows.

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

We have acquired, and may continue to acquire, businesses and securities in non-U.S. public companies and other assets or businesses not located in the U.S. Typically, these non-U.S. securities are not registered with the SEC and regulation of these companies is under the jurisdiction of the relevant non-U.S country. The respective non-U.S. regulatory regime may limit our ability to obtain timely and comprehensive financial information for the non-U.S. companies in which we have invested. In addition, if a non-U.S. company in which we invest were to take actions which could be deleterious to its shareholders, non-U.S. legal systems may make it difficult or time-consuming for us to challenge such actions. These factors may affect our ability to acquire controlling stakes, or to dispose of our non-U.S. investments, or to realize the full fair value of our non-U.S. investments. In addition, investments in non-U.S. countries may give rise to complex cross-border tax issues. We aim to manage our tax affairs efficiently, but given the complexity of dealing with U.S. and non-U.S. tax jurisdictions, we may have to pay tax in both the U.S. and in non-U.S. countries, and we may be unable to offset any U.S. tax liabilities with non-U.S. tax credits. If we are unable to manage our non-U.S. tax issues efficiently, our financial condition and the results of operations and cash flows could be adversely affected. In addition, our base currency is United States dollars. Accordingly, we are subject to foreign exchange risk through our acquisitions of stocks in non-U.S. public companies. We attempt to mitigate this foreign exchange risk by borrowing funds in the same currency to purchase the equities. Significant fluctuations in the non-U.S. currencies in which we hold investments or consummate transactions could negatively impact our financial condition and the results of operations and cash flows. We also may be unable to effectively and efficiently repatriate funds into the U.S. upon monetization of assets, securities, or businesses not located in the U.S., which could have an impact on our liquidity.

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

We are a diversified holding company with significant operations in a variety of business segments. Each of these areas is unique, complex in nature, and difficult to understand. In particular, the water resource business is a developing industry in the United States with very little historical and comparable data, very complex valuation issues and a limited following of analysts. Because we are complex, analysts and investors may not be able to adequately evaluate our operations and enterprise as a going concern. This could cause analysts and investors to make inaccurate evaluations of our stock, or to overlook PICO in general. As a result, the trading volume and price of our stock could suffer and may be subject to excessive volatility.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease office space in La Jolla, California for our principal executive offices.  Vidler leases an office in Carson City, Nevada.  UCP leases office space in San Jose, California, Fresno, California, and Bellevue, Washington.  Northstar rents office space in Fargo, North Dakota and has constructed a canola seed processing plant near Hallock, Minnesota which commenced production of canola oil and canola meal in 2012.  We continually evaluate our current and future space capacity in relation to our business needs.  We believe that our existing facilities are suitable and adequate to meet our current business requirements, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

Vidler and UCP have significant holdings of real estate and water assets in the southwestern United States.  For a description of our real estate and water assets, see “Item 1 - Operating Segments and Major Subsidiary Companies.”

ITEM 3.  LEGAL PROCEEDINGS

Neither we nor our subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc:

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the “Derivative Actions”). The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote. The Company removed each of the Derivative Actions to the United States District Court, Southern District of California and filed motions to dismiss each of the Derivative Actions. The plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego. On January 6, 2012, the District Court granted in part the Company's motion to dismiss and granted in part plaintiffs' motions to remand, remanding certain claims to the Superior Court of the State of California. The plaintiffs appealed, and the Company cross-appealed, the federal district courts rulings. On March 29, 2012, the Superior Court of California stayed the Derivative Actions pending the appeal and cross-appeal in the Ninth Circuit Court of Appeals. Briefing on the appeal and cross-appeal is complete. The Ninth Circuit Court of Appeals has not set a date for a hearing on the appeal and cross-appeal. An estimate of the possible range or outcome of this litigation cannot be made. However, the Company does not believe this litigation will result in a material impact to the consolidated financial statements.

Fish Springs Ranch, LLC:

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the year ended 2012.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PICO.”  The following table sets out the quarterly high and low daily prices for the past two years as reported on the NASDAQ Global Select Market.  These reported prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions.

	2012		2011
	High	Low	High	Low
First Quarter	$24.85	$19.80	$32.76	$27.34
Second Quarter	$24.49	$21.21	$32.74	$27.02
Third Quarter	$25.22	$21.61	$29.47	$20.18
Fourth Quarter	$23.11	$17.51	$24.39	$18.56

On February 25, 2013, the closing sale price of our common stock was $21.30 and there were approximately 483 holders of record.

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

The stock price performance shown on the graph is not necessarily indicative of future price performance.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

10/1/2012 - 10/31/12	-	-
11/1/2012 - 11/30/12	-	-
12/1/2012 - 12/31/12	-	-

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents our selected consolidated financial data.  The information set forth below is not necessarily indicative of the results of future operations and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes thereto included elsewhere in this document. During the year ended 2012, the Company sold the two companies that previously comprised the insurance in run-off segment. As a result of the transaction, the assets and liabilities of the insurance segment qualified as held for sale and were classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the insurance segment as discontinued operations.

	Year Ended December 31,
	2012	2011	2010	2009	2008
OPERATING RESULTS	(In thousands, except per share data)
Revenues:
Sale of real estate and water assets	$59,020	$55,679	$4,637	$12,936	$12,054
Sale of canola oil and meal	85,255
Other income	5,806	9,160	16,909	6,321	56,496
Total revenues	$150,081	$64,839	$21,546	$19,257	$68,550

Net income (loss) from continuing operations	$(28,509)	$(62,101)	$(19,854)	$(19,765)	$32,534
Net income (loss) from discontinued operations	(3,143)	12,299	5,782	(1,994)	(4,636)
Noncontrolling interest	2,579	(4,740)	2,900	3,724	733
Net income (loss), attributable to PICO Holdings, Inc.	$(29,073)	$(54,542)	$(11,172)	$(18,035)	$28,631
PER COMMON SHARE BASIC AND DILUTED:
Net income (loss) from continuing operations	$(1.14)	$(2.95)	$(0.75)	$(0.76)	$1.77
Net income (loss) from discontinued operations	$(0.14)	$0.54	$0.26	$(0.10)	$(0.25)
Net income (loss)	$(1.28)	$(2.41)	$(0.49)	$(0.86)	$1.52
Weighted Average Shares Outstanding – basic	22,755	22,670	22,653	20,927	18,835
Weighted Average Shares Outstanding – diluted	22,755	22,670	22,653	20,927	18,862

	As of December 31,
	2012	2011	2010	2009	2008
FINANCIAL CONDITION	(In thousands, except per share data)
Total assets (2)	$667,174	$611,017	$597,345	$587,782	$491,182
Debt	$141,008	$93,431	$45,743	$41,221	$42,382
Net assets of discontinued operations		$49,224	$71,535	$74,998	$72,974
Total liabilities (2)	$188,678	$150,579	$98,156	$83,084	$86,410
Total PICO Holdings, Inc. shareholders’ equity	$473,225	$501,812	$568,104	$582,643	$477,746
Book value per share (1)	$20.82	$22.10	$25.03	$25.79	$25.36

(1) Book value per share is computed by dividing total PICO Holdings, Inc. shareholders’ equity by the net of total shares issued less shares held as treasury shares.

(2) Excludes balances classified as discontinued operations

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

•
Critical Accounting Policies, Estimates and Judgments — a discussion of accounting policies which require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the consolidated financial statements;

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

COMPANY SUMMARY, RECENT DEVELOPMENTS AND FUTURE OUTLOOK

WATER RESOURCE AND WATER STORAGE OPERATIONS

BACKGROUND

The long-term future demand for Vidler’s water assets is driven by population and economic growth relative to currently available water supplies in the southwestern United States. Specifically, Vidler’s activities have been focused in the following states: Arizona, California, Colorado, Idaho, Nevada and New Mexico.

The population growth rate in the southwest has consistently been higher than the national rate for the past several years.  According to the 2010 U.S. Census, in the decade from 2000 to 2010, the population of Nevada grew by a total of 35.1% (703,000 people), Arizona grew by 24.6% (1.3 million people), Colorado grew by 16.9% (728,000 people), Idaho grew by 21.1% (274,000 people), New Mexico grew by 13.2% (240,000 people) and California grew by 10% (3.4 million people).  These southwestern state population growth statistics compares to a total national growth rate of 9.7% (27.3 million people) and represents over 24% of the national growth over the same period.

However, the Great Recession, which accelerated in 2008, brought about a depressed economic environment and a significant housing slow-down in the U.S. The Southwest, in particular, experienced significantly decreasing the rates of population, economic and housing growth in 2008, 2009 and 2010 compared to earlier years in the decade 2000 to 2010.

Despite the decreasing rate of growth, during the period 2007 to 2010 the Southwest’s population growth was still in excess of the national growth rate both on a collective basis and an individual state basis, with the exception of Arizona.  According to the Census Bureau’s annual estimate of state population changes for the period July 1, 2007 to July 1, 2010, Nevada’s growth rate was 5.2%, Arizona 0.5%, Colorado 3.9%, Idaho 4.6%, New Mexico 4.6% and California 2.8%.  These population growth statistics compare to the national total growth rate of 2.4% over the same period.

Over the past two years, the Southwest’s population growth also exceeded the national growth rate on a collective and individual state basis, with the exception of New Mexico. According to the Census Bureau’s estimate of state population changes for the period July 1, 2010 to July 1, 2012, Nevada’s growth rate was 2%, Arizona 2.2%, Colorado 2.8%, Idaho 1.6%, New Mexico 1% and California 1.9%.  These population growth statistics compare to the national total growth rate of 1.5% over the same period.

In April 2011, the U.S. Department of the Interior released a report highlighting the impacts of climate change to western water resources. The report noted the potential for a decrease in rain, smaller snow-pack, earlier snow melt and the resulting reduced spring and summer surface water stream flow volumes creating more reliance on groundwater resources and conflicts between water users.

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
In December 2012, the U.S. Department of the Interior released a report titled: The Colorado River Basin Water Supply and Demand Study, examining the future water demands on the Colorado River Basin. The report projects water supply and demand imbalances throughout the Colorado River Basin and adjacent areas over the next 50 years. The average imbalance in future supply and demand is projected to be greater than 3.2 million acre-feet per year by 2060. The study projects that the largest increase in demand will come from municipal and industrial users, owing to population growth. The Colorado River Basin currently provides water to some 40 million people, and the study estimates that this number could nearly double to approximately 76.5 million people by 2060, under a rapid growth scenario.
The development of our water assets is a long-term process; it requires significant capital and expertise.  A complete project, from acquisition, through development, permitting and sale, may take ten years or longer.  Typically, in the regions in which we operate, new housing, commercial and industrial developments require an assured water supply (for example, in Arizona, access to water supplies for at least 100 years is required) before a permit for the development will be issued.

Under U.S. Generally Accepted Accounting Principles (“GAAP”), certain of our water resource assets, unlike our real estate assets, are considered to be indefinite-lived intangible assets.  GAAP requires that we compare the fair value of indefinite-lived intangible assets to the carrying values of such assets and record an impairment charge if the fair value is less than the carrying value.  The dramatic slow-down in housing starts and sales in certain of the markets in which we operate has delayed the monetization of some of our water assets. Consequently, we have adjusted our forecast of the timing and volume of water sales from our original projections for the discounted cash flow models for those assets.  However, we believe that the long-term demand for our assets, and their economic value, are substantially underpinned by the region’s long-term population growth trend and the increasing scarcity of sustainable water supplies to support that long-term growth.  The supply and demand factors which characterize water resources in the Southwest also present us with a continuing business opportunity to provide sustainable water resource solutions for economic development and communities throughout the region.

The following is a description and summary of our water resource and water storage assets at December 31, 2012.

Arizona

Harquahala Valley Ground Water Basin

Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a “designated assured water supply” sufficient to sustain the development for at least 100 years.  Harquahala Valley groundwater meets the designation of assured water supply.

Under Arizona law, the property and water rights in the Harquahala Valley are located in one of three areas in the state from which groundwater may be withdrawn and transferred from a rural area to a metropolitan area. In July of 1998, Vidler Water Company was granted approval of their Physical Availability Demonstration Study for 1,280 acres of Vidler’s previously irrigated property within Harquahala Valley. This approval allowed for the transportation of 3 acre-feet of groundwater per acre of previously irrigated ground, totaling 3,837 acre-feet of groundwater, from Harquahala Valley into the Phoenix-Scottsdale metropolitan area. The Company intends to sell these groundwater rights to municipalities such as Scottsdale and others surrounding and adjacent to the Phoenix metropolitan area that require new water resources to augment their current limited supplies.

In order to ensure additional water for Vidler’s 1,926 acres of non-irrigated lands in the Harquahala Valley, during 2011 Vidler submitted the appropriate engineering and hydrological studies to the Arizona Department of Water Resources and was granted an Analysis of Adequate Water Supply for 9,877 acre-feet of water - which includes the prior 3,840 acre-feet awarded under the 1998 Physical Availability Demonstration Study. The Arizona Department of Water Resources’ Director has the ability to approve transportation of at least 3 acre-feet per acre from Harquahala into the Phoenix-Scottsdale metropolitan area if certain criteria as outlined by the Arizona Revised Statutes are met.

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

In December 2012, Vidler announced the signing of a definitive agreement to sell 1,021 acres of its land in Harquahala Valley and the associated 3,063 acre-feet of groundwater to two golf courses in Scottsdale for approximately $10 million and anticipates closing the transaction in the first quarter of 2013.

In addition, the area in and around the Harquahala Valley appears to be a desirable area to site natural gas fired and solar power-generating plants. The site’s proximity to energy transmission lines and the high solarity in the region are strengths of the location.  The water assets owned by Vidler in this region, could potentially provide a water source for energy plants that might be constructed in this area.

Vidler Arizona Recharge Facility

During 2000, Vidler completed construction at its facility to “bank,” or store, water underground in the Harquahala Valley, and received the necessary permits to operate a full-scale water “recharge” facility.  “Recharge” is the process of placing water into storage underground.  Vidler has the permitted right, through September 2020, to recharge 100,000 acre-feet of water per year at the Vidler Arizona Recharge Facility, and is permitted to store as much as 1 million acre-feet of water in the aquifer underlying much of the valley.  When needed, the water will be “recovered,” or removed from storage, by ground water wells.

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

Vidler is able to provide storage for users located both within Arizona and out of state (with approvals from the state of Arizona).  Potential users include industrial companies, power-generating companies, developers, and local governmental political subdivisions in Arizona, and out-of-state users such as municipalities and water agencies in Nevada and California.  The Arizona Water Banking Authority (“AWBA”) has the responsibility for intrastate and interstate storage of water for governmental entities. While Vidler has this ability, no third party water has been stored at the facility.

While Arizona is the only southwestern state with surplus flows of Colorado River water available for storage, in recent years there has been little to no surplus flows available to Vidler as drought conditions have reduced the flow of the Colorado River and other water users have fully utilized their water allocations. As a result, and based on current and anticipated drought conditions, Vidler does not anticipate being able to purchase and store material surplus flows from the Colorado River for the foreseeable future. At the end of 2012, Vidler had “net recharge credits” of approximately 251,000 acre-feet of water in storage at the facility. Vidler has not yet generated any revenue from selling its stored water at this facility.

Phoenix AMA Water Storage

In 2010, we purchased approximately 126,000 acre-feet of stored water (“net recharge credits”) in the Roosevelt Water Conservation District (“RWCD”).  For the purposes of storing water, the RWCD is part of the Phoenix, Arizona Active Management Area (“AMA”), which corresponds to the Phoenix metropolitan area.  Accordingly, water stored in the AMA may be recovered and used anywhere in the AMA and could have a variety of uses for commercial developments within the Phoenix metropolitan area. During 2011, and 2012 we acquired additional stored water in RWCD and also in five other storage sites in the AMA. All of the storage sites Vidler utilizes within the AMA are operated by third parties. As of December 31, 2012, Vidler had 157,000 acre-feet of net recharge credits stored in the AMA.

Nevada

Vidler has acquired real estate and water rights in Nevada through the purchase of ranch properties (appropriating existing supplies of water), filing applications for new water rights (appropriating new supplies of water), and entering into teaming arrangements with parties owning water rights which they wish to develop.

Fish Springs Ranch

Vidler has a 51% membership interest in, and is the managing partner of, Fish Springs Ranch, LLC (“Fish Springs”) which owns the Fish Springs Ranch and other properties totaling approximately 7,544 acres in Honey Lake Valley in Washoe County, approximately 40 miles north of Reno, Nevada.  In addition, Fish Springs owns 12,987 acre-feet of permitted water rights related to the properties of which 7,987 acre-feet of which are designated as Water Credits, transferable to other areas within Washoe County (such as Reno and Sparks) to support development.  Currently, there is no regulatory approval to export the additional volume of 5,000 acre-feet per year of water from Fish Springs Ranch to support development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

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

The Fish Springs Ranch water rights have been identified as an economical, sustainable, and proven new source of supply to support growth in the north valley communities of Washoe County.  According to the Nevada State Demographer, from 2000 to 2009, the population of Washoe County (including Reno/Sparks) increased by almost 23% to approximately 416,000 people.  However, due to the recent recession and current economic conditions, including a high rate of unemployment in Washoe County, this rate of growth has slowed considerably and the most recently issued population growth estimates from the Nevada State Demographer were significantly lower than previous population projections. Specific events occurred in Washoe County during the third quarter of 2011 that caused us to update the discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights. The changes in assumptions relate to the sales price of our water assets and the timing of future estimated sales, both of which are extremely difficult to project. As a result, the fair value of the Fish Springs water asset was estimated at $84.9 million compared to its then carrying value of $101.1 million. Consequently, during the third quarter of 2011, we recorded the $16.2 million difference as an impairment charge to reflect the decrease in the estimated fair value of the asset. In 2012, we compared our current estimate of the Fish Springs water asset’s fair value, based on updated discounted cash flows and assumptions, to this revised carrying value. As our estimate of the fair value was in excess of the carrying value we did not record any impairment charges in 2012.

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

Lincoln County Water Delivery and Teaming Agreement

The Lincoln County Water District and Vidler (“Lincoln/Vidler”) have entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects under the County’s master plan.  Under the agreement, proceeds from sales of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County.  Lincoln/Vidler has filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the county’s approved master plan.  We believe that this is the only known new source of water for Lincoln County.  Although it is uncertain, Vidler currently anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use for planned projects in Lincoln County.

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

Tule Desert Groundwater Basin

Lincoln/Vidler jointly filed permit applications in 1998 for approximately 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada.  In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights, which Lincoln/Vidler subsequently sold in 2005, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”).  Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions, Vidler completed these additional engineering and scientific studies.

On April 15, 2010, Lincoln/Vidler and the Nevada State Engineer announced that they had concluded a Settlement Agreement with respect to litigation between the parties regarding the amount of water to be permitted in the Tule Desert Groundwater Basin.  The Settlement Agreement resulted in the granting to Lincoln/Vidler of the original Lincoln/Vidler application of 7,240 acre-feet of water rights with an initial 2,900 acre-feet of water rights available for sale or lease by Lincoln/Vidler. The balance of the water rights (4,340 acre-feet) is the subject of staged pumping and development over the next several years.  The staged pumping development under the Settlement Agreement requires the continuing collection of recharge data and pumping data over the next several years by Lincoln/Vidler to further refine the modeling of the basin and potential impacts, if any, from deep aquifer pumping in the remote, unpopulated desert valley in Lincoln County, Nevada.

The Tule Desert Groundwater Basin water resources are being developed by Lincoln/Vidler to support the Lincoln County Recreation, Conservation and Development Act of 2004 (the “Land Act”) and the proposed Toquop Power generation project, a 1,100 megawatt gas fired power generation facility in southern Lincoln County.  The water permitted under the Settlement Agreement is anticipated to provide sufficient water resources to support the development of the Toquop Power generation project and a portion of Land Act properties.

Kane Springs

In 2005, Lincoln/Vidler agreed to sell water to a developer of Coyote Springs, a new planned residential and commercial development 60 miles north of Las Vegas, as and when supplies were permitted from Lincoln/Vidler’s existing applications in Kane Springs, Nevada.  A hearing was completed in 2006 on a filing for water rights from Kane Springs, and in January, 2007, Lincoln/Vidler was awarded 1,000 acre-feet of permitted water rights.  The Nevada State Engineer has requested additional data before making a determination on the balance of the applications from this groundwater basin, where Lincoln/Vidler maintains priority applications for approximately 17,375 acre-feet of water.  The actual permits received may be for a lesser quantity, which cannot be accurately predicted.

Under a sales agreement with a developer, as amended, that we entered into in 2009, Vidler’s share of Lincoln / Vidler’s water rights (747 acre-feet) was due to be sold on an installment basis over the period ending April 2012. During 2010 we recorded the sale of 149 acre-feet for $1.2 million ($8,052 per acre foot). During 2011, the developer defaulted on the agreement and we entered in to a new amended sales agreement for the balance of the water rights not sold (598 acre-feet). Under this new amended agreement the developer acquired 98 acre-feet of our water rights in the third quarter of 2012 for total proceeds of $864,000 ($8,858 per acre foot) and has a five year option on the remaining 500 acre-feet of water rights at a price of $8,858 per acre foot. The developer must pay annual option fees of $60,000 to maintain the rights under the option.

Dry Lake

In December 2008, Vidler purchased approximately 795 acres and the appurtenant federal grazing allotments in Dry Lake Valley, Lincoln County, Nevada.  The real estate, which represents the only private property located in the Dry Lake Valley, was purchased in order to place water right applications owned by Lincoln/Vidler to beneficial use.

In September, 2009, the Nevada State Engineer permitted 1,009 acre-feet of irrigation water rights to Lincoln/Vidler and, as a result, Lincoln/Vidler has drilled wells and installed irrigation systems to place the water to beneficial use.  The property and allotments are leased for cattle grazing and farming. In addition, in 2012 we leased water to a contractor constructing the adjacent 500-kilovolt One Nevada Transmission Line.

The property lies in a portion of the valley that appears to be well suited for solar energy development.  In addition, both the eastern and western boundaries of the property abut federally granted major power transmission corridors.  The western boundary of the property abuts the Lincoln County Conservation, Recreation and Development Act of 2004 utility corridor that Southern Nevada Water Authority is currently in the process of permitting for its water importation project.  The property is also adjacent to one of the solar energy study areas designated by the Secretary of the Interior, which is being analyzed pursuant to a Programmatic Environmental Impact Statement (“PEIS”).  The aim of the PEIS, among other things, are to evaluate utility-scale solar energy development and to amend relevant Bureau of Land Management (“BLM”) land use plans with the consideration of establishing a new BLM solar energy development program.  This BLM site is designated as the Dry Lake Valley North site and consists of approximately 25,000 acres.

Lincoln County Power Plant Project

In 2005, Vidler entered into an option agreement to sell its interest in a project to construct a new electricity-generating plant in southern Lincoln County, for $4.8 million.  The option agreement expired in 2012 and, as a result, in 2012 Vidler recorded revenues of $1.3 million in option fees received from the option holder. Vidler is currently pursuing other potential partners for this project.

This project is 100% owned by Vidler, and does not form part of the Lincoln/Vidler teaming arrangement.

Muddy River

The Muddy River is a perennial river fed by the Muddy Springs in southern Nevada, originating in Nevada and flowing into Lake Mead.  Currently, Muddy River water rights of 267 acre-feet are leased to Southern Nevada Water Authority and are utilized for agriculture and electricity generation; however, in the future, we anticipate that Muddy River water rights may be utilized to support development in southern Nevada.

Dodge Flat

Vidler has 1,068 acres of land and 1,428 acre-feet of permitted water rights at Dodge Flat which could be used for municipal and industrial purposes in the Fernley region which encompasses parts of Lyon and Washoe Counties, east of Reno.

Carson/Lyon

The capital of Nevada, Carson City, and Lyon County are located in the western part of the state, close to Lake Tahoe and the border with California.  While Carson City’s housing growth has been and is expected to be minimal due to land constraints, there is planned growth for the Dayton corridor, directly east of Carson City. There are currently few existing water sources to support future growth and development in the Dayton corridor area and Vidler has been working with Carson City and Lyon County for several years on ways to deliver water to support this expected growth.

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

During 2009, Vidler substantially completed the infrastructure required to connect the Carson City water system with the Lyon County water system.  As of December 31, 2012, we had spent approximately $5.7 million to complete the connection infrastructure and we anticipate that further capital expenditures will be limited to approximately $2.3 million in order to recover the water in Lyon County as and when demand occurs. This compares to initial infrastructure cost projections by Lyon County of approximately $20 million which represents savings of over $12 million.

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

However, due to the recent recession and prevailing economic conditions, including a high rate of unemployment in Lyon County, the rate of growth of development in the Dayton corridor has slowed considerably. In addition, recently issued growth projections from the Nevada State Demographer were significantly lower than previous population projections. GAAP requires that we compare the fair value of indefinite-lived intangible assets to the carrying values of such assets and record an impairment charge if the fair value is less than the carrying value. The dramatic slow-down in housing starts and sales in the Dayton corridor has caused the delay of sales of some of our Carson River water rights. Consequently, during 2010 we adjusted our forecast of the timing and volume of water sales - both of which are extremely difficult to project - from our original projections for the discounted cash flow models for this water resource asset. The revisions to the discounted cash flow model resulted in an impairment loss of $10.3 million, recorded in the fourth quarter of 2010.
For 2011 and 2012, we compared our current estimate of this asset’s fair value, based on updated discounted cash flows and assumptions, to our revised carrying value. As our estimate of the fair value was in excess of the carrying value we did not record any impairment charges in 2011 or 2012.

Colorado

Vidler Tunnel Water Company

Vidler is completing the process of monetizing its water rights in Colorado, through sale or lease. Vidler has 167 acre-feet of water rights remaining in Colorado, 102 acre-feet are available for sale or lease, and 65 acre-feet have been leased.

Idaho

In 2007, Vidler completed the purchase of two farm properties totaling 1,886 acres combined with 7,044 acre-feet of agricultural water rights, in Idaho, near Boise, Nampa and Caldwell, where future development could be constrained by lack of developable real estate with water to support development. The properties are currently leased to farmers.

New Mexico

Vidler commenced its first water resource development project in the state of New Mexico in 2009.  Vidler identified potential future water demand in Santa Fe, Bernalillo and Sandoval counties in New Mexico.  In 2011, Vidler expanded its efforts in New Mexico and identified additional water demand potential in the southern part of the state near the border of New Mexico and Texas. The current drought conditions that exit in New Mexico are putting significant strain on the Rio Grande River and certain groundwater basins. This situation provides Vidler with an opportunity to provide its expertise and capital to develop additional supplies of water to support population and economic growth in the state.

Campbell Ranch

In 2009 Vidler began working with a land developer to identify a water source to be used in a new planned residential and commercial development. The project is being developed in a partnership in which Vidler is the 95% owner and is located approximately 25 miles from Albuquerque. In June of 2009, based on the data collection and analysis we performed of the basin, we filed an application with the New Mexico State Engineer’s Office for a new appropriation of up to 1,500 acre-feet of ground water. Subsequent to this filing, we drilled exploratory and monitor wells and using the data collected from these wells, in addition to other data collection efforts in the basin, to develop a ground water flow model. Based on the work we performed from inception of the drilling program in 2009 through 2011 we amended our application with the New Mexico State Engineer’s Office for a new appropriation of up to 1,010 acre-feet of ground water. We expect to have a hearing concerning our amended application with the State Engineer’s Office during the first half of 2013. While we believe our application should be approved based upon its merits, no assurance can be provided that it will be approved, that the timing of approval will be in 2013 or that we would be issued a permit for the quantity of water in our amended application.

Middle Rio Grande Basin

In 2012, Vidler acquired approximately 20 acre-feet of water rights for use within the municipal services area of the City of Santa Fe. These water rights are currently banked in the City of Santa Fe’s Buckman Wells.

Lower Rio Grande Basin

In 2012, Vidler acquired an existing water right for 600 acre-feet of agricultural water rights in the lower Rio Grande basin, in the town of Las Cruces (Dona Ana County). Vidler is in discussion to lease this water to area farmers and believes that over time this water would be used to support new development in southern New Mexico.

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

REAL ESTATE OPERATIONS

Our real estate segment revenues are primarily derived from UCP’s sale of residential developments in California and Washington and, prior to 2012, Nevada Land’s property in northern Nevada. In December 2011, we sold our remaining acres of real estate in Nevada Land, which at the date of sale, consisted of approximately 480,000 acres. Accordingly, in 2012, our real estate results no longer include the sale of real estate or lease income from Nevada Land.

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

UCP

Since commencing operations in early 2008, UCP has focused on acquiring finished and entitled residential lots in and around the Fresno Metropolitan Area (the Central Valley area of California) as well as in certain locations in the Central Coast region of California, in particular, the Monterey region, and the Bay Area of California. Since 2011, we have also acquired various residential lots in the Central Puget Sound market area of Seattle, Washington. We believe that the residential real estate markets where UCP has acquired development properties are attractive in the long term due to high affordability ratios, favorable market demographics and fundamental supply and demand forces. (See below for highlights of these factors in the regions in which we have acquired lots).

In certain real estate projects that we own we intend to complete the construction of the horizontal infrastructure of some of our entitled properties (paper lots) to produce finished lots. In other projects we are constructing single-family homes on certain finished lots we own. We believe that the capital allocation for both horizontal infrastructure and building homes for these particular projects is justified based on our analysis of the supply and demand in the markets where these projects are located and the potential for a significant increase in absolute return.

Currently, we are seeing strong indicators - both in our specific markets as well as nationally - of a housing recovery. These indicators include modestly rising home prices, tightening supplies of inventory and increased rates of turnover of the available housing inventory. The continued strength and depth of the housing recovery, as well as our operating capacity, will determine how many homes we ultimately construct on our inventory of finished lots and those partially-developed lots that we are in the process of developing into finished lots.

As of December 31, 2012, UCP owns or controls 4,916 lots. Of these lots, 63 are completed homes or homes under construction in California through our home-building subsidiary, Benchmark Communities. Based on current conditions in the housing market, it is our intention to start construction of homes on over 250 lots in California in the next twelve months.

East Garrison, Monterey County, California

East Garrison is a 1,400 unit master planned community located on a portion of the former Fort Ord Army Base that UCP acquired in 2009 through the purchase of a note and a subsequent foreclosure on the underlying property. The former Fort Ord Army base is comprised of over 28,000 acres of land and is located within the cities of Seaside, Marina and unincorporated Monterey County. Adjacent to the city of Monterey with miles of frontage on Monterey Bay, the former Fort Ord is located in the middle of Monterey County’s tourist, recreational and agricultural based economies. Pursuant to the Federal Defense Base Closure and Realignment Act of 1990, Fort Ord was officially decommissioned in the early 1990s for the purpose of turning the property over to local stakeholders with the intent of developing a diverse community comprised of commercial, residential, industrial, institutional, educational and recreational uses.

East Garrison is located on the north-east corner of the former Fort Ord Army base and has received all of the necessary discretionary entitlements and all of the development rights are fully vested in the project.  East Garrison consists of three distinct development phases. When UCP acquired the property, a significant proportion of the Phase 1 land development had already been completed. Phase 1 at East Garrison will contain 441 living units comprised of 273 single family detached lots, 103 town homes and live/work units and 65 affordable priced apartments. As the affordable priced apartments have been donated to the Monterey County Housing Ordinance, we have 376 living units available for sale after the Phase 1 development is completed.
We intend to generate sales revenue through a combination of selling finished lots to qualified homebuilders and will commence the vertical construction of several “for sale” products through our home building subsidiary, Benchmark Communities. Benchmark will commence construction and the marketing and sales of three product lines in 2013. The subsequent development of Phases 2 & 3 is dependent on Phase 1 absorption and our assessment of overall market conditions.

The Monterey Bay Area Region, which consists of Monterey, Santa Cruz and San Benito Counties, has a population of 733,000 according to the 2010 Census. The Association of Monterey Bay Area Governments projects that the region will grow approximately 19% from its 2010 base over the next 25 years. Within the region, the employment base is approximately 355,000 according to December 2012 figures reported by the California Economic Development Department. In December 2012, the unemployment rate in the region stood at 12.3%, an improvement of 140 basis points from a year earlier. Over the past year, 16,000 jobs were created. Agriculture provides a stable primary employment base in the region. Professional and health care services are projected to grow at a faster rate than the overall economy. In Monterey County, similar to the rest of the region, the affordability remains high by historical standards. The Housing Affordability Index for first-time home buyers was 72% in the third quarter of 2012 according to the California Association of Realtors. The median price of a single family detached home decreased from a peak of $620,000 in 2007 to $280,000 in the third quarter of 2012. Resale housing inventory is far below the six months’ of supply that is considered to be in equilibrium. The region’s inventory level stood at 2 months of supply in November 2012, down substantially from 5.4 and 9.8 months of supply measured in November 2010 and 2011, respectively.

Central Valley Region, California

The Central Valley Region is a 20 county region that stretches from Shasta County in the north and the Tehachapi Mountains in Kern County to the south. The Central Valley Region is home to approximately 7 million people. Kern, Fresno and Sacramento Counties are the largest by population in the region. Fresno is the largest city by population in the region at 505,000, followed by the state capital of Sacramento at 471,000. UCP currently operates in Fresno, Madera and Stanislaus Counties with the majority of our projects in the Fresno County market.

The Fresno County area is one of the most productive agricultural regions in the world. Its large agricultural and food processing industries continue to experience steady domestic and international demand for its products. The region’s central location along several major interstate and rail corridors also helps attract distribution, transportation and warehousing companies that diversify the local economy. Other significant industries include health care, government and educational services. The California Department of Finance projects that the County’s population will grow from 930,000 people to 1.1 million people, or approximately 16% by 2020.

New home construction activity is still low by historic measures in the County. However, the Fresno County area is one of the more robust markets in Northern California by permit volume and remains very affordable by historic standards. In response to positive market metrics including high affordability, low resale inventory and strengthening employment, single-family permit issuances increased 38% year-over-year from 1,150 permits to 1,589 permits. Compared to the prior year, home prices have increased 4.8% and the affordability index for first-time home buyers was 82% in the third quarter of 2012 according to the California Association of Realtors. In November 2012, there was approximately 1.3 months of housing inventory based on current sales, compared to 4 months’ supply in November 2011.

The unemployment rate in December 2012 decreased 130 basis points from the prior year as 8,800 jobs were created between December 2011 and December 2012. At 14.9% in December 2012, Fresno County’s unemployment rate has significantly improved from the peak 17.5% unemployment rate reported in December 2010.

Bay Area Region, California

The Bay Area in northern California is home to approximately 7.2 million people and an employment base of 3.5 million people. UCP primarily operates in Santa Clara County which acts as the major employment center for the region. The County is home to approximately 1.8 million people or 25% of the region’s population and thus is forecast to provide the bulk of the region’s housing. The region benefits from the deep connections between venture capital firms and leading research institutions such as Stanford University, the University of California at Berkeley and UC San Francisco. The dynamic technology and innovation engines in San Francisco and Silicon Valley continue to draw new residents to the region from domestic and international sources.

The unemployment rate in Santa Clara County, California was 7.6% in December 2012 compared to 9.7% at the state level. While high by historic standards, the region’s unemployment rate has decreased substantially from 2011 by 120 basis points as 29,200 jobs were created over the last twelve months. Leading technology firms have demonstrated robust hiring for skilled workers. This economic output has created employment opportunities in business services, healthcare, education, retail and other local activities.

During 2012, the Bay Area new home market has experienced consistent homebuilder activity and land prices have returned to peak levels in many submarkets of the region. However, the market health remains varied by submarket. Those sub-markets with a highly educated workforce in close proximity to employers and good schools are attracting home buyers. New home sales in select areas of Alameda and Santa Clara County are demonstrating healthy absorption rates and higher prices. San Francisco, San Mateo, Marin, Napa and Sonoma Counties exhibit strong demand and little supply of new for-sale housing due to non-market political and environmental issues. In contrast, east Contra Costa and Solano have lagged the recovery of the region due to higher levels of distress stemming from the recent recession. However, these areas have demonstrated increasing sales velocity, pricing and strong demand from builders given an improved supply/demand relationship over the past year.

Puget Sound Region, Washington

The Puget Sound economy is dynamic and diverse including leading companies in software, aerospace, retail, forest products and international trade as well as a strong military presence at Joint Base Lewis-McCord and naval operations in Everett and Bremerton. The region is home to eight Fortune 500 companies: Microsoft, Amazon, Paccar, Weyerhaeuser, Costco, Starbucks, Nordstrom and Expeditors International. The Puget Sound region is home to approximately 3.9 million people. The region has an employment base of 2 million and the current unemployment rate is 6.8% in December 2012. Over 13,000 jobs were created in the Puget Sound region between December 2011 and December 2012.

The Puget Sound housing market improved significantly over the course of 2012. This positive momentum is spurred by an improving employment conditions, moderated distressed home sales, low inventory of resale homes and continued low interest rates creating historically high affordability. The best submarkets are experiencing sustained new home demand, with several experiencing significant new lot development. Helping drive new home demand is the lack of existing home inventory, with King County measuring just 1.8 months of housing inventory (single family homes and condos) and Thurston County registering 4 months’ supply of housing inventory, both below historical levels as well as the 6 months generally considered to be equilibrium. Existing home sales have remained consistent since 2008 and demonstrate the lack of influence from significant foreclosure inventory, in contrast to other US markets.

Single-family permit issuances have increased to a trailing 12 month (“TTM”) total of 9,211, a year-over-year growth of 31%. While new home prices dropped by 2% from 2010 to 2011, prices continue to be soft in the resale market slipping 9%. However, in 2012 the median new home price increased 7% from the prior year and median resale price increased 11%.

Nevada Land

 The slow-down in U.S. real estate markets in 2010 and 2011 affected Nevada Land’s 2011 and 2010 results of operations when compared to prior years, resulting in reduced sales of real estate by Nevada Land in 2011 and 2010.  Given this slowdown in sales we determined that it was preferable to sell our remaining real estate inventory in Nevada Land as a single transaction for cash and to deploy the proceeds in existing or new businesses that have the potential to generate better returns than the underlying real estate held by Nevada Land.

AGRIBUSINESS OPERATIONS

In December 2010, we completed a business combination and funded $60 million of equity for an 88% interest in a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”), which operates a canola seed crushing plant near Hallock, Minnesota. As of December 31, 2012 we have also funded an additional $15 million to Northstar in the form of 10% preferred capital.

During 2012, construction of the plant was successfully completed and we commenced production of canola oil and canola meal in the third quarter of 2012. The plant is permitted for initial crushing capacity of 1,000 tons per day.  Pending the completion of additional environmental permitting, it is estimated that the capacity can be increased to 1,500 tons per day at a cost of approximately $10.5 million.

We have reported Northstar as a separate segment in the accompanying consolidated financial statements.  We anticipate that Northstar will become a significant operating segment now that the facility is fully constructed and the plant commenced canola seed crushing operations in August, 2012.

The plant is strategically located in northern Minnesota, 25 miles south of the Canadian border and approximately 150 miles north of Fargo, North Dakota. Currently, approximately one million acres of canola is planted within a 100 mile radius of the plant in both the U.S. and Canada.  We believe that the plant’s location in the southeastern portion of the North American canola growing region is a competitive advantage and will result in cost efficiencies.  The plant will also be in close proximity to Midwest markets for refined canola oil and for canola meal, which is used in dairy and poultry farming, and to transportation infrastructure.

Northstar has executed agreements with Land O’Lakes Purina Feed, LLC (“Land O’Lakes”), which is the largest North American consumer of protein meal.  The agreements commit Land O’Lakes to guarantee the sale of 100% of the plant’s canola oil and canola meal output for a period of five years at market-based prices.

The overall canola oil and meal markets have been challenging in the fourth quarter of 2012 and the early part of the first quarter 2013. As a result canola crush margins have been below historic norms in this period. However, due to better availability of canola seed and tightening vegetable oil inventories, margins are slowly starting to improve. The actual 2012 harvest of canola was approximately 15% lower than originally forecast due to late season crop diseases associated with warmer than normal temperatures and a large fall wind storm which impacted canola prior to harvest completion. The reduced production resulted in higher canola seed costs. The actual 2012 soybean crop increased by approximately 10% over expectations which has resulted in reduced soy oil and meal prices. Canola oil and meal prices are derived from soy oil and meal pricing. Both of these factors have driven a sharp decrease in “Board margin” (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the US dollar) during late September and October, 2012. This low Board margin environment persisted into early 2013. In addition, these combined factors have given rise to an unprecedented dislocation of “Basis” and Board margin conditions (Basis is the difference between our actual crush margin at the Hallock plant and the Board margin. Differences arise from the discount or premiums we obtain for seed purchased and oil and meal sold compared to the Board pricing). Historically, the basis differences at Hallock, Minnesota have been net positive. However, the volatile conditions in the latter half of 2012 reversed this net basis so that our basis difference was largely negative during the period of crushing operations in 2012 (mid-August to December 31, 2012).

On June 13, 2011, Northstar entered into a Credit Agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and ING Capital, LLC (“ING”), as agent for the Lenders.  As of December 31, 2012, $89.5 million is outstanding under a term loan due August 14, 2017 (which provided part of the funds to construct Northstar’s canola seed crushing plant) and $5 million under a revolving credit facility which provides working capital to Northstar’s operations. Repayment of the loans may be accelerated by the Lenders in the event certain covenants or conditions are not met as set forth in the Credit Agreement.

CORPORATE

The corporate segment contains assets and liabilities which are not reported in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors.

At December 31, 2012, the segment held cash and cash equivalents of $80 million, excluding the cash held in our deferred compensation accounts.  Our liquid funds are principally held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.  The corporate segment also holds corporate bonds and equity securities with a combined market value of $34.4 million, excluding the debt and equity securities of our deferred compensation accounts. Of these equity securities, $17 million is a portfolio of interests in publicly-traded Swiss companies. The Swiss equity portfolio is partly funded by debt denominated in Swiss Francs.

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in the corporate segment.  At December 31, 2012, the most significant such business is Spigit, Inc. (“Spigit”), which is a developer of social productivity software for enterprises, with an established customer base including several companies in the Fortune 2000.

As of December 31, 2012 our investment in Spigit is carried in our consolidated financial statements as an unconsolidated affiliate, under the equity method, as we believe that we exercise significant influence over the operating and financial policies of Spigit.  Our equity share of Spigit’s net losses is recorded in our statement of operations in the line captioned “Equity in loss of unconsolidated affiliate.”

During 2012, Spigit raised additional capital from a third party and, as a result, our ownership decreased from 30% at December 31, 2011 to 27% at December 31, 2012. During 2011, the total losses recorded to date from Spigit reduced the carrying value of our investment to zero. Consequently, we did not record any additional losses reported by Spigit in 2012. In January 2013, we invested a further $5 million in to Spigit through a participating preferred stock purchase. After the expiration of a rights offering period to other Spigit stockholders, this additional investment could increase our ownership in Spigit to as much as 67% before March 31, 2013. The future accounting treatment for the investment in Spigit will depend on a variety of factors, including the ultimate ownership percentage and board seats we maintain. As a result, we expect to consolidate the results of Spigit starting in the first quarter of 2013.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGEMENTS

This section describes the most important accounting policies affecting our assets and liabilities, and the results of our operations.  Since the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:

•	how we determine the fair value and carrying value of our water and real estate assets;

•	how we determine the fair value and carrying value of our investment in debt and equity securities, including when to apply the equity method of accounting to equity investments;

•	how we recognize revenue when we sell real estate, water assets, and canola products, and calculate investment income from equity and debt securities;

•	how we determine our income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits, as well as the need for valuation allowances on our deferred tax assets; and

We believe that an understanding of these accounting policies will help the reader to analyze and interpret our financial statements.

Our consolidated financial statements, and the accompanying notes, are prepared in accordance with GAAP, which requires us to make estimates, using available data and our judgment, for things such as valuing assets, accruing liabilities, recognizing revenues, and estimating expenses.  Due to the uncertainty inherent in these matters, actual results could differ from the estimates we use in applying the critical accounting policies.  We base our estimates on historical experience, and various other assumptions, which we believe to be reasonable under the circumstances.

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our water and real estate long-lived assets

Our principal long-lived assets are real estate and water assets.  At December 31, 2012, the total carrying value of real estate and water assets was $342.3 million, or approximately 51% of our total assets.  These real estate and water assets are carried at cost, less any recorded impairments.

Real Estate Assets

We review our long-lived real estate assets as facts and circumstances change, or if there are indications of impairment present, to ensure that the estimated undiscounted future cash flows, excluding interest charges, from the use and eventual disposition of these assets will at least recover their carrying value.  Cash flow forecasts are prepared for each discrete asset.  Our management, including the management at each operating company, engages in a rigorous process to prepare and review the cash flow models which utilize the most recent information available to us.  However, the process inevitably involves the significant use of estimates and assumptions, especially the estimated current and future demand for these assets, the estimated future market values of our assets, the timing of the disposition of these assets, the ongoing cost of maintenance and improvement of the assets, and the current and projected income being earned on the property and other uncertain future events.  As a result, our estimates are likely to change from period to period.  In addition, our estimates may change as unanticipated events transpire which would cause us to reconsider the current and future use of the assets.  In most cases, we have assumed sales of the related assets occurring over a two to seven year period.  We also assume that it will take several years for the market to absorb the asset following the initial sales.

If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

There were no impairments recorded in 2012. During 2011, our estimates of costs and revenues on certain real estate projects changed due to declining prices of similar assets, unfavorable market conditions, project specific complication, and other factors. As a result, certain undiscounted cash flow streams were less than the carrying value of the asset and consequently, we recorded an impairment charge of $5.2 million on these projects that reduced the carrying value to their fair value. We also owned properties, particularly those purchased in the last several years, where the current fair value was below our carrying value; however, on an undiscounted basis, management was projecting future cash flows in excess of the carrying value for these assets.  No impairment charges related to our real estate assets were recognized in 2010.

Water Resource Assets

The impairment testing on our water resource assets, which consist primarily of certain of our water rights and the rights to use infrastructure to convey water in Nevada, is assessed under a different methodology.  Certain of our water resources are accounted for as indefinite-lived intangible assets.  Accordingly, these assets are not amortized (their value is not charged as an expense in our statement of operations over time) but the assets are carried at cost and reviewed for impairment, at least annually during the fourth quarter, and more regularly if a specific event occurs or there are changes in circumstances which suggest that the asset may be impaired.  Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions, including interest rates, demand for residential and commercial real estate, changes in population, and increases or decreases in prices of similar assets.

When we calculate the fair value of these types of assets, we use a discounted cash flow model, under which the future net cash flows from the asset are forecast and then discounted back to a present value in today’s dollars using a risk-adjusted discount rate specific to that project.  Preparing these cash flow models involves significant assumptions about revenues and expenses as well as the specific risks inherent in the assets.  If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference.  Our management, including the management of the operating subsidiaries, conducts extensive reviews utilizing the most recent information available to us; however, the review process inevitably involves the significant use of estimates and assumptions, especially the estimated current asset pricing, price escalation, discount rates, absorption rates and timing and demand for these assets.  These models are sensitive to minor changes in any of the input variables.

In summary, the cash flow models for our indefinite-lived intangible assets forecast initial sales to begin in approximately three years, and then increase until the assets are completely sold over the next 20 to 31 years.  We have assumed sale proceeds for the assets that are based on our estimates of the likely future sales price per acre-foot.  These per-unit sale prices are estimated based on the demand and supply fundamentals in the markets which these assets serve.  The discount rates we have used in our cash flow models start with a risk-free rate (based on the yield of a 20 year U.S. Treasury bond) and then a risk premium is added, which is determined based on our assessment of the project-specific risks.  If we use different assumptions, if our plans change, if the risk-free rate increases, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

There were no impairment charges recorded on our assets in 2012.

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

Impairment Charges in 2010:

In 2010, we recorded a $10.3 million impairment charge related to our water rights in Carson City and Lyon County in western Nevada.  This is the only impairment charge recorded on this asset and it reduced our carrying value from $36.9 million to $26.6 million.  Due to the prevailing economic conditions, including a high rate of unemployment in Lyon County, Nevada, there has been a prolonged and significant slow-down in real estate activity in the Dayton corridor, which had been a fast-growing region.  In addition, growth projections from the Nevada State Demographer projected significantly lower population growth in the area than previously reported.
We concluded that the dramatic slow-down in housing starts and sales in the Dayton corridor would likely delay sales of some of our Carson River water rights.  Consequently, we adjusted the forecast timing and volume of water sales from our original projections in the discounted cash flow models for this water resource asset.  The revisions to the discounted cash flow model resulted in the previous carrying value of the project exceeding the fair value estimated by the cash flow model.  As a result, we recorded an impairment charge for the difference during the fourth quarter of 2010.

2. Accounting for investments in debt and equity securities and equity investments in unconsolidated affiliates

At December 31, 2012, we owned marketable debt and equity securities with a carrying value of approximately $48.5 million, an investment in an unconsolidated affiliate with a zero carrying value, and an equity investment held at cost with a carrying value of $2.1 million.  Our marketable equity securities are primarily small-capitalization value stocks listed in the U.S., Switzerland, and New Zealand and our debt securities are primarily corporate bonds.

Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply one of two accounting policies for our investments in equity securities: fair value accounting or equity accounting.

All of the available-for-sale investments we currently own are carried at fair value on our balance sheet, with unrealized gains or losses recorded in shareholders’ equity.  Until the investment is sold and a gain or loss is realized, the impacts which the investment will have on the statement of operations are:

•	dividends received are recorded as income; and

•	impairment charges are expensed for any unrealized losses deemed to be other-than-temporary.

When we hold an investment where we have the ability to exercise significant influence over the company we have invested in, we apply the equity method of accounting.

Since October 2009, we have applied the equity method of accounting to our current interest in Spigit.  Prior to October 2009, we held a majority and controlling interest in Spigit, and we consolidated Spigit in our group financial statements.  After certain financings, our ownership in Spigit declined to below 50% and we ceased reporting Spigit as a consolidated subsidiary.

We applied the equity method as we believed that our ownership amount allowed us to exercise significant influence over the operating and financial policies of Spigit.  During the first quarter of 2013, the Company invested $5 million to acquire an additional 17% of the voting interest in Spigit increasing the total voting ownership to approximately 44%. If certain events transpire at Spigit, including obtaining additional financing from other investors, the Company’s ownership could increase to as much as 67% by March 31, 2013. The future accounting treatment for the investment in Spigit will depend on a variety of factors, including the ultimate ownership percentage and board seats the Company maintains. If certain conditions exist, the Company could consolidate Spigit’s financial results during the first quarter 2013.

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

We recorded other-than-temporary impairment charges in our consolidated statements of operations of $1.8 million in 2012, $611,000 in 2011, and $365,000 in 2010 before income taxes.

3. Revenue recognition

Sale of canola oil and meal

Sales of agricultural commodities products are recognized when persuasive evidence of an arrangement exists, when products are shipped and the customer takes ownership and assumes risk of loss, and when collection of the sale is reasonably assured.

Sale of real estate and water assets

We recognize revenue when there is a legally binding sale contract, the profit is determinable (the collectability of the sales price is reasonably assured, or any amount that will not be collectible can be estimated), the earnings process is virtually complete (we are not obliged to perform significant activities after the sale to earn the profit, meaning we have transferred all risks and rewards to the buyer); and the buyer’s initial and continuing investment are adequate to demonstrate a commitment to pay for the property.

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

Realized investment gains and losses are included in revenues and can include any other-than-temporary impairment charges from declines in market prices (as discussed above).  The cost of investments sold is determined using an average cost basis, and sales are recorded on a “trade date” basis (the day on which the trade is executed).

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

As a result of the analysis of all available evidence as of December 31, 2011, we recorded a full valuation allowance on our net deferred tax assets. Our evaluation at December 31, 2012 resulted in the same conclusion and we therefore continue to hold a full valuation allowance on our net deferred tax assets.  If our assumptions change and we determine we will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2012 will be recognized as a reduction of income tax expense.  If our assumptions do not change, each year we could record an additional valuation allowance on any increases in the deferred tax assets.

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

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Overview of Economic Conditions and Impact on Results of Operations

The economic environment and housing slow-down in the U.S. during the past several years significantly decreased the rate of growth in the Southwest and the demand for our water and real estate assets in certain markets. However, we have seen improvement in the housing markets recently which has led to increased levels of real estate development activity. We believe that a continuation of the housing recovery will ultimately lead to increased demand for our real estate and water assets. In 2012, we did not record any impairment charges on our real estate and water assets. However, deterioration in the markets in which we operate has the potential to cause additional impairment losses on our real estate and water assets.

In 2011, specific events occurred in some of the markets in which we operate that caused us change the assumptions in our cash flow models that estimate the fair value of our water credits and pipeline rights and our Carson Lyon water assets, for the estimated sales price of our water assets and the timing of future estimated sales. Consequently, during 2011, we recorded an impairment loss of $16.2 million to reflect the decrease in the estimated fair value of our water credits and pipeline rights. Also during 2011 we recorded an impairment loss of $5.2 million in our real estate segment which reflected cash flows on certain projects that were less than the carrying value of those projects.

At December 31, 2012 and 2011, we determined that it is not likely we will be able to realize our deferred income tax assets in the near future. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.  We considered all the possible sources of taxable income when assessing the realization of the deferred tax assets, and given the conditions currently existing in certain of the markets in which we operate, the current prospects for significant income sufficient to absorb our deferred tax assets are in doubt. As a result, we recorded a full valuation allowance that reduced our net deferred tax asset to zero at December 31, 2012 and 2011. If and when we realize significant sales of real estate and water assets and/or our agribusiness segment generates sufficient income such that our total cumulative three year reported results are positive, we may then be able to reverse all or part of the valuation allowance on our deferred tax assets.

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

Discontinued Operations:

During 2012, we sold our insurance in run-off segment. As a result of the transaction, the assets and liabilities of the insurance segment have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, the discussion and analysis that follows reflects our insurance in run-off segment as a discontinued operation.

Shareholders’ Equity

At December 31, 2012, our shareholders’ equity was $473.2 million, or $20.82 per share, compared to $501.8 million, or $22.10 per share at the end of 2011, and $568.1 million, or $25.03 per share at the end of 2010.  Our book value per share decreased by 5.8% in 2012 compared to a decrease of 11.7% in 2011 and 3% in 2010.

The primary factor leading to the $28.6 million decrease in our shareholders’ equity during 2012 was our reported net loss of $29.1 million.

The principal factors leading to our $66.3 million decrease in shareholders’ equity during 2011 were:

•	a net loss of $54.5 million; and

•	a $15.4 million decrease in net unrealized appreciation in available-for-sale investments.

The principal factors leading to our $14.5 million decrease in shareholders’ equity during 2010 were:

•	a net loss of $11.2 million; and

•	a $5.7 million decrease in net unrealized appreciation in available-for-sale investments.

Treasury Stock

During 2012, we retired 1.4 million shares of our common stock that were previously classified as treasury stock, held at a cost of $22.9 million. The transactions reduced both the number of our shares issued and the number of treasury shares and, as a result, did not affect our net shares outstanding and had no impact on our book value per share or earnings per share.

Total Assets and Liabilities

Our total assets at December 31, 2012, were $667.2 million, compared to $688.1 million at December 31, 2011, a decrease of $20.9 million.  A significant cause of the decrease in total assets was due to the sale of discontinued operations, which resulted in a net decrease, after receipt of pre-close dividends and sale proceeds, of $32.6 million of assets from discontinued operations. Also during 2012, we capitalized acquisition and development costs of $51.6 million of real estate and water assets offset by sales of assets with a cost of $42.1 million.  The acquisitions and expenditures were financed from existing cash resources and with debt financing of $12.8 million. In addition, we capitalized approximately $22.8 million in construction costs for our canola seed crushing facility. Such costs were paid for with debt.

During 2012, our total liabilities increased by $10.3 million, from $178.4 million at December 31, 2011 to $188.7 million at December 31, 2012.  The most significant increase in reported liabilities is from a $47.6 million increase in our total debt balance. Offsetting the increase from debt was a $27.8 million decrease due to the sale of discontinued operations and a decrease of $13.7 million in deferred compensation liabilities primarily due to distributions to plan participants.

Net Loss

We reported a net loss from continuing operations, after noncontrolling interest, of $25.9 million for 2012 ($1.14 per share), compared to a net loss of $66.8 million for 2011 ($2.95 per share), and net loss of $17 million ($0.75 per share) in 2010.

Year Ended December 31, 2012:

Our $25.9 million net loss primarily consisted of:

•	loss before income taxes of $29.6 million; and

•
a $1.1 million benefit for income taxes. The effective tax rate for 2012 was (4)%, which is lower than our federal corporate income tax rate of 35%. The difference is due primarily to the valuation allowance recorded on our net deferred tax assets.

Year Ended December 31, 2011:

Our $66.8 million net loss primarily consisted of:

•	loss before income taxes of $34.7 million;

•
$22.2 million provision for income taxes. The effective tax rate for 2011 was a tax provision of 64%, which is higher than our federal corporate income tax rate of 35%. The difference is due primarily to recording a valuation allowance on our net deferred tax assets; and

•	a loss of $5.3 million from our equity share of the loss before taxes of Spigit, our unconsolidated affiliate.

Year Ended December 31, 2010:

Our $17 million net loss primarily consisted of:

•	loss before income taxes of $28.7 million;

•
a $12.5 million benefit for income taxes. The effective tax rate for 2010 was a tax benefit of 44% and is higher than the federal corporate income tax rate of 35% due to a number of different factors including recording the tax benefit of our equity share of the loss from Spigit, the reversal of previously accrued tax liabilities and interest on uncertain tax positions, the accrual of state taxes and certain non-deductible compensation expense; and

•	a loss of $3.7 million from our equity share of the loss before taxes of Spigit.

Discontinued Operations:

Our discontinued operations reported a loss of $3.1 million, income of $12.3 million, and income of $5.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. The reported loss in 2012 included the loss on the sale of the segment of $6.9 million, offset by net income of $3.8 million. The income tax benefit for the loss on sale was $5 million. However, consistent with our overall conclusion that it is more likely than not we will not recognize our total deferred tax assets, a full valuation allowance has been recorded and, as of December 31, 2012 we have not recognized the tax benefit arising on the disposal of the insurance companies.

Noncontrolling Interests

The net loss reported in noncontrolling interest represents the share of net income or loss from our less than wholly-owned consolidated subsidiaries that is allocated, based on relative ownership percentage, to the noncontrolling shareholders of those entities. Currently, the most significant subsidiaries that are less than wholly-owned in our consolidated financial statements are Northstar and Fish Springs.

In 2012, our agribusiness operations reported a net loss of $12.7 million of which, $1.7 million was allocated to the noncontrolling shareholders. In 2011, we reversed previously attributed losses of Fish Springs amounting to $5.9 million such that the 49% partner’s noncontrolling interest balance was zero. Consequently, no additional losses, or any future net income, from 2011 forward will be allocated to the noncontrolling interest in Fish Springs until there is sufficient net income to recover such losses.

Comprehensive Loss

We report comprehensive income as well as net income from the consolidated statement of operations.  Comprehensive income measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the consolidated statement of operations.

Over the past three years, we have recorded:

•
a comprehensive loss of $30.1 million in 2012, consisting of a net loss of $29.1 million and a $226,000 decrease in net unrealized appreciation in investments and a $829,000 net decrease in foreign currency translation;

•
a comprehensive loss of $70.8 million in 2011, consisting of a net loss of $54.5 million and a $15.4 million decrease in net unrealized appreciation in investments and a $859,000 net decrease in foreign currency translation; and

•
a comprehensive loss of $16.9 million in 2010, consisting of a net loss of $11.2 million and a $5.7 million decrease in net unrealized appreciation in investments and a $23,000 net decrease in foreign currency translation;

Total Revenues (In thousands):

	Year Ended December 31,			Change	Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Water Resource and Water Storage Operations	$3,096	$1,349	$3,066	$1,747	$(1,717)
Real Estate Operations	59,066	57,085	5,284	1,981	51,801
Agribusiness Operations	85,305	9		85,296	9
Corporate	2,614	6,396	13,196	(3,782)	(6,800)
Total Revenues	$150,081	$64,839	$21,546	$85,242	$43,293

In 2012, our revenues increased by $85.2 million, primarily due to our canola oil and meal sales during the first year of operations of our agribusiness segment. In 2011, our revenues increased by $43.3 million primarily due to an increase of $51.8 million in sales of real estate offset by a decrease of $6.8 million in our corporate segment, primarily related to a $4.6 million decrease in realized gains.

Costs and Expenses:

Total costs and expenses in 2012 were $179.7 million, compared to $99.5 million in 2011, and $50.2 million in 2010. The increase in costs and expenses of $80.2 million in 2012 is largely due to the $92.5 million increase in costs and expenses in our agribusiness segment primarily for the cost of oil and meal sold, offset by a $14.2 million decrease of expenses in our water resource and water storage operations due to impairment losses recorded in 2011 and not in 2012. The increase in costs and expenses of $49.3 million in 2011 compared to 2010 is largely due to the costs in our real estate segment increasing by $44.9 million from additional real estate transactions in 2011. Costs in our agribusiness segment increased by $5.4 million as 2011 primarily consisting of salaries and benefits as we ramped up operations in anticipation full-scale production.

Loss Before Income Taxes (In thousands):

	Year Ended December 31,			Change	Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Water Resource and Water Storage Operations	$(6,279)	$(22,231)	$(18,240)	$15,952	$(3,991)
Real Estate Operations	2,487	3,550	(3,340)	(1,063)	6,890
Agribusiness Operations	(12,654)	(5,424)		(7,230)	(5,424)
Corporate	(13,132)	(10,552)	(7,075)	(2,580)	(3,477)
Loss before income taxes	$(29,578)	$(34,657)	$(28,655)	$5,079	$(6,002)

In 2012, our recorded net loss before income taxes decreased by $5.1 million primarily due to a $16 million decrease in the net loss in the water resource and water storage segment as a result of a $16.2 million impairment loss recorded in 2011 with no such charge in 2012. These decreases were partially offset by the $7.2 million increase in the net loss from the agribusiness segment.

In 2011, our net loss increased $6 million year over year primarily from a $6.9 million increase in the net income from the real estate segment principally resulting from additional sales, offset by the $5.4 million increase in the net loss from the agribusiness segment and $4 million increase in the losses reported by the water resource and water storage and corporate segment due to increased impairment charges in 2011 compared to 2010.

WATER RESOURCE AND WATER STORAGE OPERATIONS

Thousands of dollars	Year Ended December 31,			Change	Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Revenues:
Sale of real estate and water assets	$895	$213	$1,510	$682	$(1,297)
Other	2,201	1,136	1,556	1,065	(420)
Segment total revenues	3,096	1,349	3,066	1,747	(1,717)
Expenses:
Cost of real estate and water assets	(483)	(40)	(759)	(443)	719
Impairment of water assets		(16,224)	(10,316)	16,224	(5,908)
Interest expense	(54)	(28)	(178)	(26)	150
Depreciation and amortization	(1,325)	(1,182)	(1,168)	(143)	(14)
Overhead	(5,281)	(4,162)	(3,500)	(1,119)	(662)
Project expenses	(2,232)	(1,944)	(5,385)	(288)	3,441
Segment total expenses	(9,375)	(23,580)	(21,306)	14,205	(2,274)
Loss before income taxes	$(6,279)	$(22,231)	$(18,240)	$15,952	$(3,991)

Historically, Vidler’s revenues have been volatile and infrequent. Since the date of closing generally determines the accounting period in which the sales revenue and cost of sales are recorded, Vidler’s reported revenues and income fluctuate from period to period, depending on the dates when specific transactions close. Consequently, sales of real estate and water assets in any one year are not necessarily indicative of likely revenues in future years.

In 2012 our revenues were primarily derived from $1.3 million of option payments received that we recorded as revenues when an option contract with a potential purchaser of our Lincoln County, Nevada power plant project expired, and the sale of 98 acre-feet of water rights in Kane Springs, Lincoln County, Nevada for $864,000.

In 2011 our prime source of revenue was derived from lease income from certain of our ranch properties as we develop the water rights on those properties. Our lease income totaled $780,000 in 2011. There were no significant sales real estate and water assets in 2011.

In 2010, the most significant sale of real estate and water assets was 149 acre-feet of water rights for $1.2 million in Kane Springs, Lincoln County, Nevada.

Other revenues for all periods presented consists largely of water and farm lease income.

In 2012 our total expenses decreased by $14.2 million compared to 2011. This decrease was due to the net effect of a $16.2 million reduction in impairment charges year over year (there were no impairment charges in 2012) and a year-over-year increase in overhead of $1.1 million. This increase was largely due to reallocated salaries, benefits and associated overhead for employees who previously operated in our real estate segment but are now working at Vidler to develop Vidler’s existing and prospective water resource projects.

In 2011 our total expenses increased by $2.3 million compared to 2010. This increase was due to a year-over-year increase of $5.9 million in impairment charges recorded which was partially offset by a year-over-year reduction in project expenses of $3.6 million. The impairment charge of $16.2 million recorded in 2011 related to our Fish Springs water asset in Washoe County, Nevada. Specific events occurred in Washoe County during the third quarter of 2011 that caused us to update our discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights. The changes in assumptions relate to the sales price of our water assets and the timing of future estimated sales both of which are extremely difficult to project. As a result of updating our discounted cash flow models, the fair value of our Fish Springs water asset was estimated at $84.9 million compared to its then carrying value of $101.1 million. Consequently, during the third quarter of 2011, we recorded the $16.2 million difference as an impairment charge to reflect the decrease in the estimated fair value of the asset

Total segment expenses in 2010 were $21.3 million. The most significant charge in segment expenses in 2010 was an impairment charge of $10.3 million.

In 2010 the impairment charge we recorded related to our Carson River water rights in Nevada. Due to the slow-down in housing starts and sales in the Dayton corridor area of northern Nevada we determined that is was likely that sales of some of our Carson River water rights would be delayed. We adjusted our forecast of the timing and volume of water sales, both of which are extremely difficult to project, from our original projections for the discounted cash flow models for this water resource asset. The revisions to the discounted cash flow model resulted in an impairment loss of $10.3 million which we recorded in the fourth quarter of 2010.

Overhead expenses consist of costs which are not directly related to the development of specific water assets, such as salaries and benefits, rent, and audit fees.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees.  Project expenses are expensed as appropriate, and fluctuate from period to period depending on activity with Vidler’s various water resource projects.  Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement);
•	the utilization of water rights at Fish Springs Ranch as a future municipal water supply for the north valleys of the Reno, Nevada area;
•	operating expenses for our farm properties in Idaho and maintenance cost of the associated water rights; and
•	certain exploration costs for water resource development in New Mexico.

The $3.4 million decrease in project expenses in 2011 compared to 2010 is largely due to the reduction in expenses recorded in the segment’s result of operations for exploration and drilling costs for the exploration phase of our water resource development project in New Mexico. These costs were expensed through the statement of operations as incurred in 2010. In 2011 approximately $1.9 million of development costs were capitalized with respect to this project as, after the completion of our groundwater model, we considered the project more likely than not to generate revenues from permitted water rights sufficient to recover our capitalized costs.

REAL ESTATE OPERATIONS

Thousands of dollars	Year Ended December 31,			Change	Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Revenues:
Sale of real estate – UCP	$58,126	$24,177	$2,434	$33,949	$21,743
Sale of real estate – Nevada Land		31,288	694	(31,288)	30,594
Other	940	1,620	2,156	(680)	(536)
Segment total revenues	59,066	57,085	5,284	1,981	51,801
Expenses:
Cost of real estate – UCP	(41,659)	(17,312)	(1,722)	(24,347)	(15,590)
Cost of real estate – Nevada Land		(19,499)	(34)	19,499	(19,465)
Impairment on real estate assets		(5,180)		5,180	(5,180)
Interest expense	(1,017)	(69)	(663)	(948)	594
Operating expenses	(13,903)	(11,475)	(6,205)	(2,428)	(5,270)
Segment total expenses	(56,579)	(53,535)	(8,624)	(3,044)	(44,911)
Income (loss) before income taxes	$2,487	$3,550	$(3,340)	$(1,063)	$6,890

As of December 31, 2012, our businesses in the real estate operations segment are primarily conducted through UCP and its operations in California and in Washington. Our real estate operations for 2011 and 2010 also include the results of Nevada Land & Resource Company (“Nevada Land”) which owned real estate and certain water, mineral and geothermal rights in northern Nevada. We sold the remaining real estate owned by Nevada Land in December 2011 and, accordingly, the real estate segment’s results from 2011 forward no longer include the revenues, costs and net income from the sale of real estate and lease income in Nevada Land.

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

Segment Revenues

In 2012, UCP sold 41 homes and 560 lots from 10 separate developments in California and Washington.  These sales contributed $58.1 million to segment revenues and contributed a gross margin of $16.5 million (28.3%) in 2012.

In 2011, UCP sold 33 homes and 118 finished lots from 7 separate developments in and around the Fresno metropolitan area, the Bay Area and the Central Coast area of California.  These sales contributed $24.2 million to segment revenues and contributed a gross margin of $6.9 million (28.4%) in 2011.

In 2010, UCP sold 8 homes and one finished lot from two separate developments in and around the Fresno metropolitan area and the Central Coast area of California.  These sales contributed $2.4 million to segment revenues and contributed a gross margin of $712,000 (29.3%) in 2010.

The increase in UCP’s sales activity in 2012 compared to 2011 and 2010 can be attributed to several factors including a recovering housing market both in UCP’s markets and nationally, which has led to an increased demand for lots by homebuilders in most of the markets in which UCP holds assets, and UCP’s growing homebuilding operations through Benchmark Communities.  We are seeing strong indicators of an improved housing market in UCP’s markets and nationally, including modestly rising home prices, continued tightening of inventory and increased housing absorption.

Summary Results of UCP Revenues and Gross Margin

	Year Ended December 31,
	2012	2011	2010
Lots sold	560	118	1
Homes sold	41	33	8

Revenues (in thousands)
Lot revenues - total	$44,066	$15,893	$95
Lot revenues - per lot	$79	$135	$95

Home revenues - total	$14,060	$8,284	$2,339
Home revenues - per home	$343	$251	$292

Gross Margin
Gross margin - lots	$12,362	$4,160	$27
Gross margin percentage - lots	28%	26%	28%

Gross margin - homes	$4,105	$2,705	$685
Gross margin percentage - homes	29%	33%	29%

In 2011 Nevada Land recorded revenues of $31.3 million from the sale of over 480,000 acres in northern Nevada. Of this total, $31 million represented the total sale proceeds from the sale of Nevada Land. At the time of the sale of Nevada Land in December 2011 its only asset was 480,000 acres in northern Nevada together with related leases, licenses and certain water rights.

In 2010 Nevada Land recorded revenues of $694,000 from the sale of 1,451 acres of land.

In 2011, the gross margin on the sale of land at Nevada Land was $11.8 million compared to $660,000 in 2010.  The gross margin percentage earned on the sale of this land was 37.7% in 2011 compared to 95.1% in 2010. The prime reason for the reduction in the gross margin percentage is due to the much higher volume of land sold in 2011 compared to 2010 (the final sales volume of Nevada Land’s remaining acreage of approximately 480,000 acres in 2011 was over 330 times the acreage sold in 2010).

Other income in 2012 amounted to $940,000 compared to $1.6 million in 2011, and $2.2 million in 2010.  In 2012, other income arose primarily from easements, development work reimbursements, and investment income. In 2011 and 2010, this income arose from land leases, principally for grazing and mining use, and royalties primarily from geothermal agreements at Nevada Land. Due to the sale of Nevada Land in December 2011, no income of this nature is reported in the real estate segment in 2012.

Segment Expenses

Segment operating expenses were $13.9 million in 2012 compared to $11.5 million in 2011, and $6.2 million in 2010. Operating expenses in 2012 increased by $2.4 million compared to 2011.  This increase was due primarily to increased operating costs and overhead at UCP as UCP increased its development and homebuilding activities in 2012.

In 2011, the state of the housing market impacted the timing and potential sales proceeds of certain of UCP’s projects. We revised and updated UCP’s projects’ expected cash flows as facts and circumstances dictated that we evaluate whether each project’s expected cash flows were in excess of their carrying value. While the vast majority of UCP’s projects’ expected future cash flows exceeded their carrying values as of December 31, 2011, there were certain projects, primarily located in outlying areas of Fresno, where current market data indicated our expected future cash flows, which can be very difficult to project, would not exceed their carrying values. Accordingly, we measured the fair values of these projects using discounted cash flow models and recorded a non-cash impairment charge of $5.2 million in the real estate segment’s results of operations for 2011. There were no impairment charges recorded in 2012 and 2010 for UCP’s inventory of real estate.

Operating expenses in 2011 increased by $5.3 million compared to 2010. This increase was due primarily to a year-over-year increase of $2.4 million in operating costs and overhead as UCP continued to expand its operations in to new geographic markets and to enter the homebuilding business, and selling costs of $1.2 million related to the sale of Nevada Land.

The $1.1 million decrease in segment income in 2012 compared to 2011 is largely due to the following combination of factors:

•	an increase in gross margin of $9.6 million from sales at UCP in 2012;

•	an increase in operating costs of $2.4 million in 2012;

•	a decrease in gross margin of $11.8 million from the final sales of land at Nevada Land in 2011; and

•	an impairment charge of $5.2 million recorded in 2011 with no corresponding charges in 2012.

The $6.9 million increase in segment income in 2011 compared to 2010 is largely due to the following combination of factors:

•	an increase in gross margin of $6.2 million from sales at UCP in 2011;

•	an increase of gross margin of $11.1 million from sales at Nevada Land (primarily represented by the sale of Nevada Land itself) in 2011;

•	an impairment charge of $5.2 million recorded in 2011 with no corresponding charges in 2010; and

•	an increase in operating costs of $5.3 million in 2011.

AGRIBUSINESS OPERATIONS

Thousands of dollars	Year Ended December 31,		Change
	2012	2011	2011 to 2012
Revenues:
Sales of canola oil and meal	$85,255		$85,255
Other	50	$9	41
Segment total revenues	85,305	9	85,296
Expenses:
Cost of canola oil and meal sold	(77,549)		(77,549)
Depreciation	(3,471)	(10)	(3,461)
Interest expense	(2,654)		(2,654)
Plant costs and overhead	(14,285)	(5,423)	(8,862)
Segment total expenses	(97,959)	(5,433)	(92,526)
Loss before income taxes	$(12,654)	$(5,424)	$(7,230)

We generated sales of canola oil and meal of $85.2 million in the year ended, December 31, 2012, which represents about four and a half months operating activity since the construction of the facility. We also generated a crush margin (sales of canola oil and meal less cost of canola oil and meal sold) of $7.7 million in the year ended December 31, 2012.

We do not consider the plant’s results for revenues generated and the crush margin for 2012 to be indicative of the plant’s future long-term operating results for a number of reasons. First, the plant operated in start-up mode for significant periods during 2012 and we frequently started and stopped crushing operations prior to the plant performance testing phase to make minor equipment modifications and calibrate certain equipment to maximize future efficiency. We did not commence full-scale operations until mid-August 2012.

This resulted in the plant’s maximum crush capacity (1,000 tons of canola seed per day) not being consistently maintained throughout 2012 and, as a result, we did not maximize revenues in the year ended December 31, 2012. Second, industry-wide canola crush margins were unusually low in the period of operations of 2012, largely due to short supplies of canola seed arising from two below average crop years. These two factors were the primary causes of the operating loss of $12.7 million in 2012.

The results of operations in 2011 do not include any canola oil and meal revenues as crushing operations did not commence until the third quarter of 2012. The operating loss in 2011 represents the overhead to oversee the construction of the plant as well as risk management costs.

There were no revenues or expenses in this segment in 2010.

Segment Expenses

Overhead and plant costs in the year ended December 31, 2012 and 2011 include salaries and benefits of the personnel in place to oversee the construction and operation of the plant but also include expenses such as consulting fees, marketing fees under our agreement with Land O Lakes Purina Feed, LLC, insurance and office costs. Costs also include due diligence expenses for potential expansion opportunities within the Agribusiness segment. The year-over-year increase in overhead and plant costs of $8.8 million is primarily a result of hiring additional personnel to operate the plant which only commenced full-scale operations in mid-August 2012. As a result of the plant commencing crushing operations, we started depreciating the plant in the third quarter of 2012 and recorded a $3.5 million charge for depreciation in 2012 (with no corresponding charge in 2011).

In addition, during the third quarter 2012 we converted the construction loan to a term loan under the terms of the original credit agreement as the plant had achieved project construction completion. As of December 31, 2012, $89.5 million is outstanding under the term loan and $5 million outstanding under a revolving credit facility. In 2012, we recorded interest expense of $2.7 million related to these loans (the interest charge was capitalized in 2011).

During 2011 and 2012, Northstar entered in to several swap agreements with an international bank as the counterparty. The purpose of the swap agreements is to assist in the risk management of our crush margin and is achieved by swapping the floating price of the Board margin for a fixed price during the period the swap is in place. In total, in 2012, we recorded a gain of $3.6 million as an offset to cost of goods sold and plant costs in our results of operations from the movement in fair value and settlement of all of our derivative contracts. Our derivative contracts not only include the swap agreements but also forward and futures contracts (which we use to assist in the risk management of the price of our seed, oil and meal inventories).

In 2011, the movement in fair value of all of our swap agreements was $2.5 million and is included as a charge in our results of operations for 2011 (we had no futures or forwards contracts outstanding in 2011).

The changes in fair value of derivative contracts of this nature may be volatile and accordingly our results of operations may not necessarily be indicative of future segment results. In addition, the actual cash liability or asset of our swap agreements will not be known until actual settlements become due.

The swap agreements are derivative instruments recorded at fair value but do not qualify for hedge accounting treatment. As a result, we record a gain or loss on the movement in the fair value of the derivative instrument in cost of canola oil and meal sold in our results of operations at each reporting period.

In addition, readily marketable inventory as of December 31, 2012 is carried at net realizable value on our balance sheet based on quoted market prices in active markets. Changes in the value of our readily marketable inventory are recognized in cost of canola oil and meal sold each period. In 2012, we recorded a gain of $1.2 million in the results of operations primarily as canola seed prices increased in value. There was no change in value of our readily marketable inventory in 2011 as we did not purchase canola seed or produce canola meal and oil inventories in 2011.

CORPORATE

Thousands of dollars	Year Ended December 31,			Change	Change
	2012	2011	2010	2011 to 2012	2010 to 2011
Revenues:
Deferred compensation revenues	$2,057	$2,712	$5,709	$(655)	$(2,997)
Other revenues	557	3,684	7,487	(3,127)	(3,803)
Segment total revenues	2,614	6,396	13,196	(3,782)	(6,800)
Expenses:
Stock-based compensation expense	(3,873)	(4,536)	(4,678)	663	142
Deferred compensation expense	(2,403)	(1,843)	(7,508)	(560)	5,665
Net foreign exchange gain	584	320	3,234	264	(2,914)
Interest expense	(428)	(49)		(379)	(49)
Other	(9,626)	(10,840)	(11,319)	1,214	479
Segment total expenses	(15,746)	(16,948)	(20,271)	1,202	3,323
Loss before income taxes	$(13,132)	$(10,552)	$(7,075)	$(2,580)	$(3,477)

This segment consists of cash, fixed-income securities, equity securities (including the portfolio of Swiss equity securities held by PICO European), a 27% interest in Spigit, and other parent company assets and liabilities which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors. Revenues consist of interest earned on cash balances and securities and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, for example, salaries and benefits, directors’ fees, shareholder costs, rent for our head office, stock-based compensation expense, and deferred compensation expense.  In any one year, corporate segment expenses can increase or decrease due to one or more individually significant expense or benefit items which occur irregularly (for example, the recording of stock-based compensation expense), or which fluctuate from period to period (for example, foreign currency gain or loss).  Consequently, corporate segment expenses are not typically comparable from year to year.

Deferred Compensation Revenues and Expense

The participants in the deferred compensation plan bear the risk of the investment return on the deferred compensation assets, similar to a defined contribution plan such as a 401(k) plan. The investment income and realized gains or losses from the deferred compensation assets are recorded as revenues in the period that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense or recovery.  The change in net unrealized appreciation or depreciation in the deferred compensation assets is charged to compensation expense. Once the deferred compensation has been distributed, over the lifetime of the assets, the revenues and deferred compensation expense equal and there is no net effect on segment results.

Segment Revenues

In 2012, segment revenues consisted primarily of interest income and realized gains from the deferred compensation accounts. In 2011, revenues consisted of $2.9 million from gain on the sale of debt and equity securities. In 2010, revenues consisted primarily of $3.9 million net realized gains, and $1.3 million of net investment income.

Segment Expenses

In 2012, segment expenses of $15.7 million primarily consisted of:

•	stock-based compensation expense of $3.9 million;

•	deferred compensation expense of $2.4 million; and

•	other overhead and costs of approximately $9.6 million.

In 2011, segment expenses of $16.9 million primarily consisted of:

•	stock-based compensation expense of $4.5 million;

•	deferred compensation expense of $1.8 million; and

•	other overhead and costs of approximately $10.8 million.

In 2010, segment expenses of $20.3 million primarily consisted of:

•	a foreign exchange gain of $3.2 million, which reduced segment expenses;

•	deferred compensation expense of $7.5 million;

•	stock-based compensation expense of $4.7 million; and

•	other overhead and costs of approximately $11.3 million.

Stock-Based Compensation Expense

The stock-based compensation expense principally consists of two stock-based awards, Restricted Stock Units (“RSU”) granted to certain officers and Stock Appreciation Rights, (“SAR”) (in thousands):

	2012	2011	2010
RSU - Officers	$3,637	$4,405	$3,784
RSU - Directors	175
RSA - Directors	61	131	166
SAR			728
	$3,873	$4,536	$4,678

RSU:

During 2012, as part of a duly adopted revised director annual compensation program, the Company issued 2,286 RSU to each of the six non-employee directors of the Company. The RSU vest one year from the date of the grant. The RSU were valued at the Company’s closing stock price on the date of grant, and the compensation expense is being recognized over the vesting period of the awards.

The Company awarded RSU in 2010 and 2009 under its 2005 shareholder-approved plan. When an award vests, the recipient receives a new share of PICO common stock for each RSU, less that number of shares of common stock equal in value to applicable withholding taxes. Compensation expense for RSU awards is recorded over the vesting period.

In March 2009, 300,000 RSU were granted to various officers, and in October 2010, 454,000 RSU were granted to various officers.  The total value of the 2009 grant was $5.9 million, and the total value of the 2010 grant was $13.9 million, which was calculated based on the closing price of PICO common stock on date the RSU were granted. The expense is recorded over the vesting period of the grants (four years for the 2010 grant, and three years for the 2009 grant). The 2009 RSU grants all vested in March 2012. As of December 31, 2012 there were 454,000 RSU from the 2010 grant outstanding that we anticipate will vest in October 2014.

SAR:

There were no SAR grants in any of the three years ended December 31, 2012. At December 31, 2012, there were 1,325,609 SAR outstanding with an exercise price of $33.76, and 486,470 SAR outstanding with an exercise price of $42.71.  The exercise price of all granted SAR was higher than the closing PICO common stock price at December 31, 2012 of $20.27.

Foreign Exchange Gain or Loss

The foreign exchange gains recorded principally result from the effect of fluctuation in the exchange rate between the U.S. dollar and the Swiss Franc on the balance of an intercompany loan made to PICO European, which is denominated in Swiss Francs.

Investment in Unconsolidated Affiliate (Spigit, Inc.)

At December 31, 2012, we own 27% of the voting interest in Spigit which is reported as an equity investment in our consolidated financial statements as we believe that we exercise significant influence over Spigit’s operating and financial policies.  Our share of Spigit’s loss is reported below our income or loss before income taxes and is therefore not part of the corporate segment result shown in the table above.

During 2012, Spigit raised additional capital from a third party and, as a result, our ownership dropped from 30% to 27%. Our share of Spigit’s net loss was zero in 2012, $5.3 million in 2011, and $3.7 million in 2010. The increase in net losses from 2010 to 2011 is primarily due to increased headcount, sales and marketing costs, and other expenses as Spigit expanded its operations.

During the first quarter of 2013, we invested $5 million to acquire an additional 17% of the voting interest in Spigit increasing our total voting ownership to approximately 44%. If certain events transpire at Spigit, including obtaining additional financing from other investors, our ownership could increase to as much as 67% by March 31, 2013. The future accounting treatment for the investment in Spigit will depend on a variety of factors, including the ultimate ownership percentage and board seats we maintain. As a result, we expect to consolidate the results of Spigit starting in the first quarter of 2013.

DISCONTINUED OPERATIONS

During 2012, the Company signed a stock purchase agreement for the sale of 100% of its wholly-owned insurance companies to White Mountains Solutions. The sale was subject to approval by the California and Ohio departments of insurance. In conjunction with the sale , the Company received approval from the respective departments of insurance for pre-close dividends of $14.9 million from Citation Insurance and $25 million from Physicians Insurance Company which were paid during 2012.

The sales price of approximately $15.5 million, subject to final adjustments, resulted in a loss on sale of $6.9 million before income taxes which was recorded in the accompanying consolidated statement of operations for the year ended December 31, 2012. The income tax benefit for the loss on sale is estimated to be $5 million. However, consistent with the Company’s overall conclusion that it is more likely than not that the Company will not recognize our deferred tax assets, a full valuation allowance has been recorded on this benefit.

As a result of the sale, the assets and liabilities of the insurance segment qualified as held for sale during 2012, and have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, prior periods have been recast from amounts previously reported to reflect the insurance segment as discontinued operations.

The net income or loss for each period is as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Net investment income	$572	$1,136	$1,764
Net realized gain on investments	4,059	19,113	8,791
Other income	123	65	72
	4,754	20,314	10,627
Operating and other costs	(977)	(1,341)	(1,810)
Income before income taxes	3,777	18,973	8,817
Provision for income taxes		(6,674)	(3,035)
Income from operations	3,777	12,299	5,782
Loss on write down of assets to fair value	(6,920)
Net income (loss)	$(3,143)	$12,299	$5,782
LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Our assets primarily consist of real estate and water assets, property, plant and equipment, cash and cash equivalents, and investments in publicly-traded securities.  Our liquid funds are generally held in money market funds. Our investments consist primarily of common stock in publicly traded small-capitalization companies in the U.S. and selected foreign markets and corporate bonds in various industries.

Our cash and cash equivalents and available-for-sale investments held in each segment at December 31, 2012 were as follows:

•	Water resource and water storage operations segment held cash of $387,000.
•	Real Estate operations segment held cash of $10.5 million.
•	Agribusiness segment held cash of $2.7 million.
•
Corporate segment held cash of $80 million, publicly-traded equity securities with a market value of $32.2 million, and fixed-income securities with a market value of $2.2 million.  In addition, cash of $6.5 million, fixed-income securities with a market value of $5.8 million, and equity securities with a market value of $8.3 million were held in deferred compensation Rabbi Trusts within the corporate segment, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include existing cash, cash flows from our real estate and agribusiness operations, the sale of water and water resource assets, and the proceeds from borrowings, or debt or equity offerings.  We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings.

Our cash flows fluctuate depending on the capital requirements of our operating subsidiaries. The cash flow profile of our principal operating subsidiaries is as follows:

Water Resource and Water Storage Operations

A substantial portion of revenue in this segment has come from the one-time sale of real estate and water assets. The assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S. The timing and value of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one period to another. Our project expenses are generally discretionary in nature.

Real Estate Operations

Although we sell both residential lots and finished homes, our focus has been the acquisition and development of finished and partially-developed residential lots and the construction of homes in selected California markets, and in the Puget Sound area of Washington state. We finance additional acquisitions, development and construction costs from our existing cash resources, proceeds of the sale of existing lots and homes, and/or through external financing.

Agribusiness

We commenced full-scale production of canola oil and meal during the third quarter of 2012 and recorded $85.3 million in sales of canola oil and meal and $77.5 million in cost of sales of such products for the year.

Northstar borrowed $94.5 million under a $116.5 million credit agreement which consisted of:

• $89.5 million borrowed of the non-recourse senior secured multi-draw loans to finance the construction of the plant. Interest is payable quarterly, and the principal will be repaid over five years, with quarterly payments of $1.5 million commencing on March 31, 2013 and a final payment of $62.6 million on August 14, 2017. In accordance with the terms of the credit agreement, a plant performance test conducted in the second quarter of 2012 was successful, and the $89.5 million construction loan was converted into a term loan during the third quarter of 2012; and

• $5 million borrowed of a $27 million non-recourse senior secured revolving credit facility to provide working capital on completion of construction. During 2012, we amended the credit agreement to increase the revolving credit facility from $10.5 million to $27 million. The revolving credit facility will be available until August 14, 2017.

The working capital loan includes certain restrictions as follows:

1) The proceeds of the working capital loan cannot be used to finance the payment of any construction expenses, payment of any dividends or distributions, finance inventory located in Canada having a cost basis in excess of $1 million, or to finance inventory located in any province in Canada other than Manitoba.

2) Northstar cannot declare or pay any dividends or distributions (in cash, property or obligations) provided, however, that so long as no event of default has occurred and is continuing, Northstar is in compliance with all financial covenants, and after giving effect to such distribution, Northstar’s liquidity is not less than $3 million.

3) The restricted cash balance of $7.3 million includes $5 million for a debt service reserve and the remaining amount can only be used to pay swap liabilities, debt payments or margin calls.

In connection with the credit agreement, PICO provided Northstar with $10.5 million of temporary working capital sponsor loan, until construction of the plant was completed and canola seed crushing operations commenced. Northstar borrowed $10.5 million during 2012, which was used to purchase canola seed inventory and to fund margin accounts for the hedging contracts. Northstar intended to repay the loan as it borrowed on the senior secured revolving credit facility, effectively replacing the sponsor loan. However, the credit agreement included certain financing covenants, the most significant of which are a debt to adjusted capitalization ratio, debt service coverage ratio and a minimum net worth of the borrower. During the third quarter of 2012, Northstar breached the debt to adjusted capitalization ratio covenant. However, during the fourth quarter of 2012, the breach was cured by converting the $10.5 million sponsor loan to preference capital.

If our canola business continues to report losses it is possible we could breach one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business.

Start-up operations at the plant required more working capital than originally budgeted, primarily due to the high price of canola seed. As a consequence, PICO invested an additional $4.5 million, with a 10% interest rate, of preferred capital in Northstar during 2012. Consequently, at December 31, 2012, PICO had invested a total of $75 million in Northstar.

Corporate

Our corporate segment generates investment returns and cash flow through a portfolio of small-capitalization value stocks publicly traded in Switzerland and in the U.S. The Swiss portfolio is partially financed with loans denominated in Swiss Franc to provide a natural hedge against fluctuation in the U.S. dollar-Swiss Franc exchange rate. Cash flow from the sale of the securities in the Swiss portfolio will be used to repay the Swiss debt as it becomes due.

Group Cash and Securities

At December 31, 2012, we had unrestricted and available cash of $82.2 million, and available-for-sale debt and equity securities of $17.3 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segment.

We estimate that we have sufficient cash and available-for-sale securities to cover our cash needs for at least the next 12 months. We are currently budgeting additional sales of real estate in 2013 and beyond, which may provide cash which can be allocated to any segment. However, if the budgeted sales do not occur as scheduled, and in the absence of significant sales in another segment, we may begin to defer significant expenditures. In the long-term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, and raise cash from debt or equity offerings.

Cash Flow

Our cash flows from operating, investing, and financing activities of continuing operations for each of the past three fiscal years (in thousands) were as follows:

	2012	2011	2010
Cash Provided By (Used In) Continuing Operations:
Operating activities	$(45,872)	$(1,987)	$(56,534)
Investing activities	(26,775)	(49,313)	13,298
Financing activities	40,063	38,068	(2,249)
Effect of exchange rates on cash	(535)	(169)	(2,020)
Decrease in cash and cash equivalents	$(33,119)	$(13,401)	$(47,505)

Cash Flows From Operating Activities

During 2012, our operating activities from continuing operations used cash of $45.9 million. The primary uses of cash were $86.7 million to purchase canola seed and $51.5 million for acquisition and development costs of real estate and water assets, consisting of approximately $46.1 million (net of debt financing of $5.4 million) to acquire and develop residential housing lots and approximately $5.4 million used to acquire and develop water and real estate assets in the southwestern U.S. In addition, Northstar used $17.5 million for overhead expenses, primarily for salaries, benefits, commissions, and interest. Other operating cash outflows include group overhead and various project expenses. Offsetting uses of cash were $80.8 million in sales of canola oil and meal and $58.1 million in sales of residential homes and lots. The operating activities of discontinued operations used cash of $3.8 million.

During 2011, the sale of real estate inventory produced cash of $55.5 million. We used cash of $29.6 million for acquisition and development costs of real estate and water assets, primarily consisting of approximately $27.3 million (net of non-recourse financing of $5.3 million) used to acquire and develop residential housing lots and approximately $2.3 million used to acquire and develop water and real estate assets in the southwestern U.S. In addition, Northstar used $5.2 million for overhead expenses, primarily salaries and benefits. Other operating cash outflows included project expenses at Vidler, and group overhead expenses.  The operating activities of discontinued operations used cash of $5.3 million.

During 2010, we generated cash from sale of real estate and water assets, as well as collections on notes related to sales in previous periods, and an $11.1 million federal income tax refund arising from net operating losses incurred in 2009.  We used cash of $59.2 million to acquire and develop real estate and water assets, which primarily reflected Vidler’s purchase of water for storage in the Phoenix metropolitan area for $15.8 million, and $33.6 million spent by UCP to acquire and develop lots. The operating activities of discontinued operations used cash of $2.9 million.

Cash Flows From Investing Activities

During 2012, we closed the sale of our insurance segment for $15.5 million. Proceeds from the sale of debt and equity securities provided cash of $16.1 million, and we purchased $10.4 million of securities, which principally reflects investing activity in our Swiss portfolio, and the deferred compensation portfolios. We spent $32.9 million on plant and equipment, substantially consisting of the final construction costs for our canola processing plant. Discontinued operations used cash of $11.4 million in investing activities.

During 2011, proceeds from the sale of debt and equity securities provided cash of $44.5 million, and we purchased $7.1 million of new equities, which principally reflects activity in our Swiss and deferred compensation portfolios. We spent $91.9 million on plant and equipment, primarily on construction of our canola processing plant.

During 2010, proceeds from the maturity and call of debt securities provided cash of $21.4 million, and we purchased $27.2 million of debt and equity securities.  These cash flows principally represented the temporary investment of liquid funds held by the parent company in high quality fixed-income securities, and activity in our deferred compensation portfolios.

Cash Flows From Financing Activities

The most significant cash inflows and outflows from financing activities of continuing operations were:

•
in 2012, we borrowed $43.5 million to pay for construction costs of our canola plant, and drew $5 million on the working capital loan to finance its operations. We borrowed $7.4 million to finance residential real estate construction and paid down $13.7 million of mortgage debt on property that was sold during the year in our real estate segment.

•
in 2011, we borrowed $46 million to pay for construction costs of our canola plant. UCP borrowed $5.5 million to finance construction costs, and repaid $3.8 million of mortgage debt on property that it sold during the year. We used $5 million (4.5 million Swiss Francs) to repay a fixed advance which matured, and Vidler paid down $398,000 due on a note outstanding. In addition, we used cash of $4.3 million to pay debt issuance costs to establish the Northstar debt facility; and

•	in 2010, we repaid $3 million of debt on ranch properties owned by Vidler.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Universal Shelf Registration Statement

We have in effect a universal shelf registration statement for the offering and sale of up to $400 million of common stock, preferred stock, debt securities, purchase contracts, and warrants, or any combination thereof, in one or more offerings, through June 2015. At the time of any such offering, we will establish the terms, including the pricing, and describe how the proceeds from the sale of any such securities will be used.

While we have no current plans for the offer or sale of any securities, the universal shelf registration statement provides us with flexibility and control over the timing and size of any potential financing in response to both market and strategic opportunities.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2012 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt (1)	$21,878	$47,985	$70,663	$482	$141,008
Interest on debt	6,686	12,994	5,168	297	25,145
Operating leases	855	1,623	800		3,278
Other debt/obligations (primarily construction contracts) (2)	5,135				5,135
Total	$34,554	$62,602	$76,631	$779	$174,566

The Company had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2012.

(1) Payments in years 1-3 primarily represent repayment of amounts we borrowed under the $89.5 million senior secured construction loan discussed below.

(2) Primarily represents the remaining payment we owe for construction costs to complete our canola oil processing plant.  We borrowed $89.5 million under a senior secured construction loan to pay for these costs.  See Note 8, Debt, in the accompanying consolidated financial statements for additional information.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our balance sheet includes a significant amount of assets and liabilities whose fair value is subject to market risk.  Market risk is the risk of loss arising from adverse changes in market interest rates or prices.  We currently have interest rate risk as it relates to debt securities, equity price risk as it relates to marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies.  Generally, our debt is short to medium term in nature and therefore approximates fair value.  At December 31, 2012, we had $8 million of debt securities, $559,000 of which were denominated in New Zealand dollars, and $40.4 million of marketable equity securities, $21.9 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk.

Our debt securities principally consist of bonds with short and medium terms to maturity. From time to time, we buy investment-grade bonds with short and medium term maturities to earn a higher return on liquid funds than is available from money market funds. We manage the interest risk by matching the maturity of the securities to budgeted cash requirements. The deferred compensation accounts hold both investment-grade and below investment-grade bonds. In the deferred compensation accounts, we manage interest rate risk by matching the maturities of the bonds to the participant’s pre-selected payout schedule.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For debt securities, we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security.  At December 31, 2012, the model calculated a loss in fair value of $122,000.  For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity.  For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $6.4 million that would reduce the unrealized appreciation in shareholders’ equity.  The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss of $993,000 that would impact the foreign currency translation in shareholders’ equity.

Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value, and because the fair value of securities may be affected by both factors related to the individual securities (e.g. credit concerns about a bond issuer) and general market conditions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except per share amounts) for 2012 and 2011 are shown below.  In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature. During 2012, the Company sold the two companies that previously comprised the insurance in run-off segment. As a result of the transaction, the assets and liabilities of the insurance segment qualified as held for sale and were classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the insurance segment as discontinued operations.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Sale of real estate and water assets	$3,544	$1,441	$24,172	$29,863
Sale of canola oil and meal		$9,640	$42,079	$33,537
Other	$2,141	$1,469	$1,115	$1,080
Total revenues	$5,685	$12,550	$67,366	$64,480
Gross profit - real estate and water assets	$1,234	$381	$6,684	$8,727
Gross profit - canola oil and meal		$1,878	$1,886	$3,942
Net loss attributable to PICO Holdings, Inc.	$(4,896)	$(15,433)	$(5,265)	$(3,479)
Net income (loss) per common share:
Basic and diluted - continuing operations	$(0.24)	$(0.45)	$(0.32)	$(0.13)
Basic and diluted - discontinued operations	$0.02	$(0.23)	$0.09	$(0.04)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Sale of real estate and water assets	$876	$6,837	$14,444	$33,522
Other	$3,150	$3,054	$2,199	$758
Total revenues	$4,025	$9,891	$16,643	$34,281
Gross profit - real estate and water assets	$398	$1,391	$4,523	$12,518
Net income (loss) attributable to PICO Holdings, Inc.	$(2,105)	$2,085	$(49,921)	$(4,601)
Net income (loss) per common share:
Basic and diluted - continuing operations	$(0.18)	$(0.07)	$(2.32)	$(0.37)
Basic and diluted - discontinued operations	$0.09	$0.16	$0.12	$0.16

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2012 and 2011
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income or loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2013, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 1, 2013

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011
(In thousands)

	2012	2011
ASSETS
Cash and cash equivalents	$100,115	$99,549
Investments ($48.5 million and $43.1 million measured at fair value at December 31, 2012 and 2011, respectively)	50,524	45,166
Notes and other receivables, net	10,487	6,669
Real estate and water assets, net	342,338	333,840
Property, plant and equipment, net	128,654	108,842
Other assets	35,056	16,951
Assets of discontinued operations		77,048
Total assets	$667,174	$688,065

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	25,063	20,833
Deferred compensation	22,607	36,315
Debt	141,008	93,431
Liabilities of discontinued operations		27,824
Total liabilities	188,678	178,403

Commitments and Contingencies

Common stock, $.001 par value; authorized 100,000 shares, 25,807 issued and 22,734 outstanding at December 31, 2012, and 27,122 issued and 22,705 outstanding at December 31, 2011	26	27
Additional paid-in capital	526,591	546,608
Retained earnings	5,215	34,288
Accumulated other comprehensive loss	(2,014)	(959)
Treasury stock, at cost (common shares: 3,073 in 2012 and 4,417 in 2011)	(56,593)	(78,152)
Total PICO Holdings, Inc. shareholders’ equity	473,225	501,812
Noncontrolling interest in subsidiaries	5,271	7,850
Total shareholders’ equity	478,496	509,662
Total liabilities and shareholders’ equity	$667,174	$688,065

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
For the years ended December 31, 2012, 2011 and 2010
(In thousands, except per share data)

	2012	2011	2010
REVENUES AND OTHER INCOME:
Sale of real estate and water assets	$59,020	$55,679	$4,637
Sale of canola oil and meal	85,255
Other income	5,806	9,160	16,909
Total revenues and other income	150,081	64,839	21,546

COST OF SALES:
Cost of real estate and water assets sold	42,142	36,851	2,515
Cost of canola oil and meal sold	77,549
Total cost of sales	119,691	36,851	2,515

EXPENSES:
Operating and other costs	50,661	39,650	34,663
Impairment loss on real estate and water assets		21,404	10,316
Interest	4,153	146	1,356
Depreciation and amortization	5,154	1,445	1,351
Total costs and expenses	179,659	99,496	50,201
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliate	(29,578)	(34,657)	(28,655)
Provision (benefit) for federal, foreign, and state income taxes	(1,069)	22,151	(12,518)
Equity in loss of unconsolidated affiliate		(5,293)	(3,717)
Loss from continuing operations	(28,509)	(62,101)	(19,854)
Income (loss) from discontinued operations, net of income taxes	(3,143)	12,299	5,782
Net loss	(31,652)	(49,802)	(14,072)
Loss (income) attributable to noncontrolling interests	2,579	(4,740)	2,900
Net loss attributable to PICO Holdings, Inc.	$(29,073)	$(54,542)	$(11,172)

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS, CONTINUED
(In thousands, except per share data)

	2012	2011	2010
Other Comprehensive Loss:
Net loss	$(31,652)	$(49,802)	$(14,072)
Other comprehensive loss, net of tax:
Unrealized depreciation on available-for-sale securities	(226)	(15,427)	(5,744)
Foreign currency translation	(829)	(859)	(23)
Total other comprehensive loss, net of tax	(1,055)	(16,286)	(5,767)
Comprehensive loss	(32,707)	(66,088)	(19,839)
Comprehensive (income) loss attributable to noncontrolling interests	2,579	(4,740)	2,900
Comprehensive loss attributable to PICO Holdings, Inc.	$(30,128)	$(70,828)	$(16,939)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(1.14)	$(2.95)	$(0.75)
Income (loss) from discontinued operations	(0.14)	0.54	0.26
Net loss per common share	$(1.28)	$(2.41)	$(0.49)
Weighted average shares outstanding	22,755	22,670	22,653

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2010
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, January 1, 2010	27,020	$27	$539,792	$100,002	$21,094	4,425	$(78,272)	$(2,948)	$579,695
Changes in ownership of noncontrolling interest								8,468	8,468
Stock-based compensation expense	4		4,678						4,678
Exercise of restricted stock unit	93		(2,086)						(2,086)
Income tax deficiencies on stock-based compensation			(448)						(448)
Disposition of treasury stock from deferred compensation plans			136			(8)	120		256
Comprehensive loss:
Net loss				(11,172)				(2,900)	(14,072)
Unrealized gain on securities, net of deferred income tax of $1.5 million and reclassification adjustments of $11.9 million					(5,744)				(5,744)
Foreign currency translation					(23)				(23)
Ending balance, December 31, 2010	27,117	$27	$542,072	$88,830	$15,327	4,417	$(78,152)	$2,620	$570,724

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2011
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, December 31, 2010	27,117	$27	$542,072	$88,830	$15,327	4,417	$(78,152)	$2,620	$570,724
Changes in ownership of noncontrolling interest								490	490
Stock-based compensation expense	5		4,536						4,536
Net loss				(54,542)				4,740	(49,802)
Unrealized loss on securities, net of deferred income tax of $8.2 million and reclassification adjustments of $22.1 million					(15,427)				(15,427)
Foreign currency translation					(859)				(859)
Ending balance, December 31, 2011	27,122	$27	$546,608	$34,288	$(959)	4,417	$(78,152)	$7,850	$509,662

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2012
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, December 31, 2011	27,122	$27	$546,608	$34,288	$(959)	4,417	$(78,152)	$7,850	$509,662
Stock-based compensation expense			3,873						3,873
Exercise of restricted stock units	94		(1,020)			30	(667)		(1,687)
Retirement of PICO common stock	(1,409)	(1)	(22,870)			(1,409)	22,871		—
Shares purchased for deferred compensation accounts						35	(645)		(645)
Net loss				(29,073)				(2,579)	(31,652)
Unrealized loss on securities, net of deferred income tax of $80,000 and reclassification adjustments of $365,000					(226)				(226)
Foreign currency translation					(829)				(829)
Ending balance, December 31, 2012	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,652)	$(49,802)	$(14,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (benefit) for deferred income taxes	(128)	26,289	(11,024)
Depreciation expense	5,154	1,437	1,769
Stock based compensation expense	3,873	4,536	4,678
(Gain) loss on sale or impairment of investments	120	(4,044)	(9,723)
(Income) loss from discontinued operations, net	3,143	(12,299)	(5,782)
Gain on derivative instruments	(4,301)
Impairment loss on water assets and real estate		21,404	10,316
Equity in loss of unconsolidated affiliate		5,293	3,717
Changes in assets and liabilities, net of effects of acquisitions:
Notes and other receivables	(3,820)	674	5,080
Real estate and water assets	(3,935)	4,722	(57,280)
Federal, foreign and state income taxes	165	369	9,996
Inventory	(8,054)
Other assets	(7,838)	(2,313)	1,266
Deferred compensation	(14,376)	(1,563)	6,990
Accounts payable and accrued expenses	14,987	950	(2,379)
All other operating activities	790	2,360	(86)
Cash used in operating activities - continuing operations	(45,872)	(1,987)	(56,534)
Cash used in operating activities - discontinued operations	(3,759)	(5,320)	(2,873)
Net cash used in operating activities	(49,631)	(7,307)	(59,407)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of debt and equity securities	16,124	44,536	25,947
Proceeds from maturity of debt securities	831	5,231	21,368
Purchases of debt and equity securities	(10,446)	(7,106)	(27,154)
Purchases of property and equipment	(32,918)	(91,868)	(6,872)
All other investing activities	(366)	(106)	9
Cash provided by (used in) investing activities - continuing operations	(26,775)	(49,313)	13,298
Cash provided by (used in) investing activities - discontinued operations	11,446	29,509	10,592
Net cash provided by (used in) investing activities	(15,329)	(19,804)	23,890
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	55,892	51,520
Repayment of debt	(14,164)	(9,143)	(2,958)
Debt issuance costs		(4,309)
Purchase of treasury stock	(645)
All other financing activities	(1,020)		709
Cash provided by (used in) financing activities	40,063	38,068	(2,249)
Effect of exchange rate changes on cash	(535)	(169)	(2,020)
Net increase (decrease) in cash and cash equivalents	(25,432)	10,788	(39,786)
Cash and cash equivalents, beginning of year	125,547	114,759	154,545
Cash and cash equivalents, end of year	100,115	125,547	114,759
Less cash and cash equivalents of discontinued operations at the end of year		25,998	6,244
Cash and cash equivalents of continuing operations at the end of year	$100,115	$99,549	$108,515
Supplemental disclosure of cash flow information:
Cash paid during the year for:
(Refund) payment of federal, foreign and state income taxes	$2,913	$179	$(9,235)
Interest paid	$1,035	$2,954	$2,077
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate	$5,420	$5,276	$5,372
Unpaid liability incurred for construction costs	$538	$8,808
Increase in assets from business combination			$18,447
Increase in liabilities from business combination			$10,001
The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a diversified holding company. As of December 31, 2012, the Company has presented its consolidated financial statements and the accompanying notes to the consolidated financial statements using the guidelines prescribed for real estate companies, as the majority of the Company’s assets and operations are primarily engaged in real estate and related activities. The consolidated balance sheet was re-ordered in accordance with the liquidity of the assets and liabilities, and all debt and equity securities, and other investments were combined into one line. Net investment income, net realized gains and losses, and other income were also combined into one line, other income, in the consolidated statements of operations and comprehensive income or loss. All prior periods have been reclassified to conform to the current presentation. These reclassifications had no impact on the Company’s results of operations.

Currently PICO’s major activities include:

•	Developing water resources and water storage operations in the southwestern United States;

•	Developing real estate and building homes in California and Washington;

•	Operating a canola oil crushing plant in Hallock, Minnesota; and

•	Acquiring and financing businesses.

The following are the Company’s significant operating subsidiaries as of December 31, 2012.  All subsidiaries are wholly-owned except where indicated:

Vidler Water Company, Inc. (“Vidler”).  Vidler is a Nevada corporation.  Vidler’s business involves identifying end users, namely water utilities, municipalities or developers, in the southwestern United States, who require water, and then locating a source and supplying the demand, either by utilizing Vidler’s own assets or securing other sources of supply.  These assets comprise water resources in Nevada, Arizona, Idaho, Colorado, and New Mexico and a water storage facility and stored water in Arizona.

UCP, LLC (“UCP”).  UCP is a Delaware limited liability company which owns and develops real estate in California, and in Washington.  UCP also operates as a home builder through its subsidiary, Benchmark Communities, LLC, (“Benchmark”).

PICO Northstar Hallock, LLC (“Northstar”), which is doing business as Northstar Agri Industries, is engaged in the agribusiness industry and operates a canola processing plant with an integrated refinery near Hallock, Minnesota that became operational in 2012. PICO owns 88% of the voting interest of Northstar, a Delaware limited liability company.

Discontinued Operations:

During the year ended 2012, the Company sold the two companies that previously comprised the insurance in run-off segment. As a result of the transaction, the assets and liabilities of the insurance segment qualified as held for sale and were classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the insurance segment as discontinued operations.

Investment in Unconsolidated Affiliate:

Investments where the Company owns at least 20% but not more than 50% of the voting interest and, or has the ability to exercise significant influence, but not control, over the investee are accounted for under the equity method of accounting.  Accordingly, the Company’s share of the income or loss of the affiliate is included in PICO’s consolidated results.  Currently, the Company owns 27% of the voting stock in Spigit, Inc. (“Spigit”), a privately held company that develops social productivity software.  The losses reported by Spigit reduced the carrying value of the Company’s investment to zero at December 31, 2011 and December 31, 2012 and therefore no additional losses were recorded in 2012.

Principles of Consolidation:

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned, majority-owned and controlled subsidiaries, and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Intercompany balances and transactions have been eliminated in consolidation.

Noncontrolling Interests:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying consolidated financial statements.  In the statement of operations, the income or loss attributable to the noncontrolling interest is reported separately and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported within shareholders’ equity.  For the years ended December 31, 2012 and 2011, the noncontrolling interest reported in the consolidated financial statements is primarily the results allocated to the owners of the 12% interest in Northstar.

Due to the impairment charge recorded on the Fish Springs water asset in 2011, the Company reassessed the previous method of attributing the 49% partner’s share of the losses at Fish Springs. Accordingly, in 2011 the Company reversed previously attributed losses amounting to $5.9 million such that the 49% partner’s noncontrolling interest balance was zero.

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period.  The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, and the application of the equity method of accounting, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities.  While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2012 and December 31, 2011, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Revenue Recognition:

Sale of Canola Oil and Meal

Sales of canola oil and meal are recognized when persuasive evidence of an arrangement exists, when products are shipped, the customer takes ownership and assumes risk of loss, and when collection of the sale is reasonably assured. Northstar has executed agreements with Land O’Lakes Purina Feed, LLC (“Land O’Lakes”), which commit Land O’Lakes to guarantee the sale of 100% of the plant’s canola oil and canola meal output for a period of five years at market-based prices.

Sale of Real Estate and Water Assets

Revenue recognition on the sale of real estate and water assets conforms with accounting literature related to the sale of real estate, and is recognized in full when there is a legally binding sale contract, the profit is determinable (the collectability of the sales price is reasonably assured, or any amount that will not be collectible can be estimated), the earnings process is virtually complete (the Company is not obligated to perform significant activities after the sale to earn the profit, meaning the Company has transferred all risks and rewards to the buyer), and the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property.  If these conditions are not met, the Company records the cash received as deferred revenue until the conditions to recognize full profit are met.

Sale of Finished Homes

Revenue from sales of finished homes is recognized when the sale closes and title passes to the new homeowner, the new homeowners initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowners receivable is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home.

Other Income:

Included in other income are various transactional results including realized gains and losses on securities, interest income and other sources not considered to be the core focus of the existing operating entities within the group.

Cost of Canola Oil and Meal Sold:

Cost of canola oil and meal includes the weighted-average cost of canola seed, certain chemicals, gains and losses on inventory market-value adjustments, and gains or losses on related hedging contracts.

Cost of Real Estate and Water Assets:

Cost of real estate and water assets sold includes direct costs of the acquisition of the asset less any impairment charges previously recorded against the asset, any development costs incurred to get the asset ready for use and any capitalized interest costs incurred during the development period.

Cost of Homes Sold

Cost of homes sold includes direct home construction costs, closing costs, real estate acquisition and development costs, development period interest and common costs. Direct construction and development costs are accumulated during the period of construction and charged to cost of homes sold under specific identification methods, as are closing costs. Estimates of costs incurred or to be incurred but not paid are accrued at the time of closing. Real estate development for common costs are allocated to each lot based on a relative fair value of the lots under development.

Operating and Other Costs:

Operating and other costs includes general overhead expenses such as salaries and benefits, consulting, audit, tax, legal, commissions, shipping, insurance, property taxes, gains and losses on derivative prior to production of canola oil and meal, and other general corporate operating expenses.

Cash and Cash Equivalents:

Cash and cash equivalents include highly liquid instruments purchased with original maturities of three months or less.

Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include debt service reserve accounts, margin deposits on derivative instruments, and derivative cash settlement accounts that can only be used to pay swap liabilities, debt payments, or margin calls and are recorded within other assets in the accompanying consolidated financial statements.

Investments:

The Company’s investment portfolio at December 31, 2012 and 2011 is comprised of debt securities, including domestic and foreign corporate bonds, and marketable equity securities.  The Company classifies its marketable securities as available-for-sale investments.  Such investments are reported at fair value, with unrealized gains and losses, net of tax effects, recorded in accumulated other comprehensive income. The Company owns two investments that are not classified as available-for-sale at December 31, 2012 and 2011: Spigit, and a $2.1 million investment in Synthonics, a private company co-founded by a member of the Company’s Board of Directors.

The Company reports the amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value and realized investment gains and losses in other income.  The cost of any equity security sold is determined using an average cost basis and specific identification for bond cost.  Sales and purchases of investments are recorded on the trade date.

The Company purchases debt and equity securities in the U.S. and abroad.  Approximately $21.9 million and $16.3 million of the Company’s available-for-sale investments at December 31, 2012, and 2011, respectively, were invested internationally, primarily in Switzerland.

Other-than-Temporary Impairment:

All of the Company’s investments are subject to a periodic impairment review.  The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  Factors considered in determining whether a loss is temporary on an equity security includes the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its cost.  If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary.  Subsequent recoveries of the value are reported as unrealized gains and are part of other comprehensive results in future periods.  Impairment charges of $1.8 million, $611,000 and $365,000 are included in other income for the years ended December 31, 2012, 2011 and 2010, respectively, related to various securities where the unrealized losses had been deemed other-than-temporary.

Notes and Other Receivables:

The Company’s notes and other receivables include trade receivables due from Land O’ Lakes, the primary buyer of the canola oil and meal the Company produces. These receivables are typically paid in 30 days. In addition, the balance includes installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from three to ten years and interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer creditworthiness, current economic trends and underlying value of the real estate, if applicable. The notes are typically secured by the assets which allows the Company to recover the underlying property if and when a buyer defaults. During 2011, the Company recognized bad debt expense of $834,000 on one installment note upon foreclosure of property at Nevada Land & Resource Company. No significant provision for bad debts was required on any other receivables or installment notes from the sale of real estate and water assets during 2012 or 2010.

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

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At December 31, 2012 and 2011, the Company had real estate of $2.9 million and $6.5 million, respectively, classified as held for sale.

Intangible Assets:

The Company’s intangible assets consist primarily of certain water rights, water credits, and the exclusive right to use assets that the Company constructed and later dedicated to various municipalities located in select markets in Nevada, primarily in Washoe and Lyon counties. The rights have indefinite useful lives and are therefore not amortized. Intangible assets with indefinite lives are tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts.

The fair value of the intangible assets is calculated using discounted cash flow models that incorporate a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, timing of sales, and costs. These models are sensitive to minor changes in any of the input variables.

There were no impairment losses recorded on the Company’s intangible assets during 2012. The Company recorded impairment losses of $16.2 million and $10.3 million, in 2011 and 2010, respectively.

Impairment of Long-Lived Assets:

The Company records an impairment loss when the condition exists where the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value.  Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount.  The Company prepares and analyzes cash flows at appropriate levels of grouped assets.  If the events or circumstances indicate that the remaining balance may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.  There were no impairment losses recorded on the Company’s long-lived assets in 2012. The Company recorded an impairment loss of $5.2 million on certain real estate projects during 2011.

Inventory:

The Company classifies its canola seed as raw material inventory and canola oil and meal as finished goods inventory, which are included in other assets in the consolidated balance sheets. Such inventory is carried at net realizable value as it is considered a readily marketable agricultural commodity that is readily convertible to cash because of its commodity characteristics, widely available markets, and international pricing mechanisms. This agricultural commodity inventory has quoted market prices in active markets or is directly correlated to an active market, may be sold without significant further processing and has predictable and insignificant disposal costs. Changes in the fair values of agricultural commodities inventories are recognized in earnings as a component of cost of canola oil and meal sold. At December 31, 2012, the Company had $8.1 million in inventory, the majority of which is considered readily marketable.

Derivatives:

In the normal course of business, the Company uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices. The Company generally uses exchange traded futures to minimize the effects of changes in the prices of agricultural commodities in its agricultural commodity inventories and forward purchase and sale contracts. The Company recognizes each of its derivative instruments as either gross assets or liabilities at fair value in its consolidated balance sheets. While the Company considers exchange traded futures and forward purchase and sale contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Changes in the fair value of these contracts and related readily marketable agricultural commodity inventories are included in cost of canola oil and meal sold and in operating and other costs in the consolidated statements of operations and comprehensive income or loss.

The Company has entered into board crush margin hedge contracts (the “swaps”) with an international bank. The purpose of the swaps is to partially hedge the crush margin of the canola seed crushing facility. The swaps are for a notional quantity between 7,500 and 12,000 tons per month and swaps the floating price of the “board margin” for a fixed price. The Company may enter into further swaps with the same counterparty, or it may unwind the swaps at any time. Each swap qualifies as a financial instrument and is a cash-flow derivative that does not qualify for hedge accounting treatment.

As such, gains and losses are reported in costs of canola oil and meal sold in the statement of operations and comprehensive income or loss, and the gross asset or liability is included in its respective other asset or liability account balance in the accompanying consolidated balance sheets.

Property, Plant and Equipment, Net:

Property, plant and equipment are carried at cost, net of accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated lives of the assets.  Buildings and leasehold improvements are depreciated over the shorter of the useful life or lease term and range from 15 to 30 years, office furniture and fixtures are generally depreciated over seven years, and computer equipment is depreciated over three years.  Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.  Gains or losses on the sale of property and equipment are included in other income.

Included within plant and equipment is approximately $124.2 million of capitalized construction costs related to Northstar. Capitalized construction costs include all development costs incurred to get the plant ready for its intended use and primarily consists of design plans, canola crush equipment, engineering, mechanical, and electrical work, certain legal and consulting fees, construction contractor fees, and capitalized interest on qualifying assets during the development period. Amortization of plant assets is computed on the straight-line method over the estimated useful lives of the assets ranging from 5 to 30 years. Depreciation expense of $3.5 million was recorded for the year ended December 31, 2012. As the plant was still under construction, there was no depreciation expense of plant assets recorded during 2011 or 2010.

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

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible.  If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. As a result of the analysis of all available evidence the Company concluded that it was more likely than not that its deferred tax assets would not be realized and accordingly a full valuation allowance was recorded.

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained.

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2012, the Company has no uncertain tax positions or any accrued interest or penalties.

The Company reported an income tax benefit of $1.1 million, an expense of $22.2 million and benefit of $12.5 million in 2012, 2011, and 2010 respectively.  The effective income tax rate for continuing operations for the three years ended December 31, 2012, 2011, and 2010 was a tax benefit of 4%, a tax provision of 64% and a tax benefit 44%, respectively.  The effective tax rate differs from the statutory rate in 2012 and 2011 primarily due to an increase in valuation allowance. The effective rate differs from the statutory rate in 2010 primarily due to foreign taxes, and a tax benefit on the equity on loss from unconsolidated affiliates, offset by non-deductible compensation expense.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

At December 31, 2012, the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the “Plan”). The Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors, and consultants.

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

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts in revenues with a corresponding increase in the trust assets (except in the case of PICO stock, which is reported as treasury stock, at cost). There is an increase in the deferred compensation liability when there is appreciation in the market value of the assets held, with a corresponding expense recognized in operating and other costs. In the event the trust assets decline in value, the Company reverses previously expensed compensation. The assets of the plan are held in Rabbi Trust accounts. Such accounts hold various investments that are consistent with the Company’s investment policy, and are accounted for and reported as available-for-sale securities in the accompanying consolidated balance sheets. Assets of the trust will be distributed according to predetermined payout elections established by each participant.

At December 31, 2012, and December 31, 2011, the Company had deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company of $22.6 million and $36.3 million, respectively.

The deferred compensation liability decreased during 2012, primarily due to $16.8 million in distributions of plan assets to participants offset by an increase in the fair value of the assets of $2.4 million.  Included in operating and other costs in the accompanying consolidated statements of operations for the years ended December 31, 2012, 2011, and 2010 is compensation expense of $2.4 million, $1.8 million, and $7.5 million, respectively.

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive income or loss are as follows (in thousands):

	December 31,
	2012	2011
Net unrealized appreciation on available-for-sale investments	$4,455	$4,681
Foreign currency translation	(6,469)	(5,640)
Accumulated other comprehensive loss	$(2,014)	$(959)

The unrealized appreciation on available-for-sale investments is net of a deferred income tax liability of $2.4 million at December 31, 2012 and $2.5 million at December 31, 2011. The foreign currency translation is net of a deferred income tax asset of $3.3 million at December 31, 2012 and $2.8 million at December 31, 2011.

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

For the three years ended December 31, 2012, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

Translation of Foreign Currency:

Financial statements of foreign operations are translated into U.S. dollars using average rates of exchange in effect during the year for revenues, expenses, realized gains and losses, and the exchange rate in effect at the balance sheet date for assets and liabilities.  Unrealized exchange gains and losses arising on translation are reflected within accumulated other comprehensive income or loss. Realized foreign currency gains or losses are reported within total costs and expenses in the consolidated statement of operations.

Consolidation of Variable Interest Entities

The Company consolidates variable interest entities (“VIE”) where it has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company did not consolidate any VIE at December 31, 2012 or 2011.

Treasury Stock:

During the year ended December 31, 2012, the Company retired 1.4 million shares of PICO common stock owned by PICO Holdings that was classified as treasury stock. The transactions reduced treasury stock and additional paid-in-capital by $22.9 million. The transactions also reduced the number of shares issued and outstanding, and the number of treasury shares by 1.4 million, but did not affect net shares outstanding or earnings per share of the Company.

Recently Issued Accounting Pronouncements:

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective for the Company beginning January 1, 2012 but did not have a material impact on the consolidated financial statements.

In June 2011, the FASB issued guidance that requires the presentation of comprehensive income to report the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both cases, the Company is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The revised guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, applied on a prospective basis. The Company conformed to the presentation, which did not have a material impact on the presentation of the consolidated financial statements.

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for the Company beginning July 1, 2013. The Company will conform presentation when this guidance becomes effective, and does not expect the change to have a material impact on the presentation of the consolidated financial statements.

In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment.  This update amends previous guidance, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The new guidance will be effective for the Company beginning January 1, 2013. The Company does not expect the amended guidance to have a material impact on the consolidated financial statements.

2.	INVESTMENTS

At December 31, the cost and carrying value of its available-for-sale investments were as follows (in thousands):

2012:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities:
Corporate bonds	$7,758	$324	$(56)	$8,026
Marketable equity securities	33,847	7,212	(621)	40,438
Total	$41,605	$7,536	$(677)	$48,464

2011:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities:
U.S. Treasury securities	$831			$831
Corporate bonds	13,871	$559	$(56)	14,374
	14,702	559	(56)	15,205
Marketable equity securities	26,575	2,440	(1,114)	27,901
Total	$41,277	$2,999	$(1,170)	$43,106

The amortized cost and carrying value of investments in debt securities at December 31, 2012, by contractual maturity, are shown below.  Expected maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	Amortized Cost	Carrying Value
Due in one year or less	$3,963	$4,077
Due after one year through five years	3,316	3,476
Due after five years	479	473
	$7,758	$8,026

Included in other income in the accompanying consolidated financial statements is the pre-tax net realized gain or loss on investments for each of the years ended December 31 (in thousands):

	2012	2011	2010
Gross realized gains:
Debt securities	$845	$213	$3,632
Equity securities and other investments	1,173	4,656	6,501
Total gain	2,018	4,869	10,133
Gross realized losses:
Debt securities	(2)	(6)	(23)
Equity securities and other investments	(2,136)	(819)	(387)
Total loss	(2,138)	(825)	(410)
Net realized gain (loss)	$(120)	$4,044	$9,723

Realized Gains

The realized gains reported in 2012 is comprised of $530,000 and $643,000 on foreign and domestic equity securities, respectively. In 2011 and 2010, the Company reported realized gains of $3.6 million and $1.2 million and $6.3 million and $336,000 on foreign and domestic equity securities, respectively.

Realized Losses

In addition to losses that result from sale transactions, realized losses also include impairment charges on securities.  During the three years ended December 31, 2012, the Company recorded other-than-temporary impairments of $1.8 million, $611,000, and $365,000, respectively, on securities to recognize other-than-temporary declines in value.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months (in thousands):

	2012		2011
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Corporate bonds	$768	$12	$66	$1
Marketable equity securities	5,193	615	6,510	354
Total	$5,961	$627	$6,576	$355

	2012		2011
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Corporate bonds	$2,204	$44	$2,818	$55
Marketable equity securities	45	6	2,757	760
Total	$2,249	$50	$5,575	$815

Marketable equity securities:  The Company’s investments in marketable equity securities totaled $40.4 million at December 31, 2012, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets. At December 31, 2012, the Company reviewed all of its equity securities in an unrealized loss position and concluded certain securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. The securities that were deemed other-than-temporarily impaired were recorded as an impairment loss in the period. The Company recorded impairment losses of $1.8 million, $611,000 and $365,000, respectively, for the years ended December 31, 2012, 2011 and 2010.

Debt Securities: The Company owns primarily corporate bonds in its fixed maturity portfolio which are purchased based on the maturity and yield-to-maturity of the bond, and an analysis of the fundamental characteristics of the issuer.  At December 31, 2012, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity.  There were no impairment charges recorded on debt securities during the three years ended December 31, 2012.

Discontinued Operations: At December 31, 2012, the assets and liabilities of discontinued operations were sold and removed from the Company’s consolidated financial statements. At December 31, 2011, discontinued operations held $21.4 million of debt securities, primarily corporate bonds, with a cost of $20.8 million, gross unrealized gains of $629,000, and gross unrealized losses of $68,000. At December 31, 2011, discontinued operations held $13.8 million of marketable equity securities with a cost of $9 million, gross unrealized gains of $4.9 million, and gross unrealized losses of $96,000.

Investment in Unconsolidated Affiliate:

The Company owns 27% of the voting stock in Spigit, Inc. (“Spigit”), a privately held company that develops social productivity software.

During 2012, Spigit raised additional capital and as a result, the Company’s ownership dropped from 30% to 27%. Similarly, during 2011, the Company’s ownership dropped from 37% to 30% as of December 31, 2011. The Company maintained its 37% voting interest during 2010.

The losses reported by Spigit reduced the carrying value of the Company’s investment to zero at December 31, 2011 and December 31, 2012, and therefore no additional losses were recorded in 2012. The Company’s share of the loss reported by Spigit during 2011 was $5.3 million.

During the first quarter of 2013, the Company invested $5 million to acquire an additional 17% of the voting interest in Spigit increasing the total voting ownership to approximately 44%. If certain events transpire at Spigit, including obtaining additional financing from other investors, the Company’s ownership could increase to as much as 67% by March 31, 2013. The future accounting treatment for the investment in Spigit will depend on a variety of factors, including the ultimate ownership percentage and board seats the Company maintains.

The following is summarized financial information of Spigit as of and for the years ended December 31 (in thousands):

Balance Sheet:	2012	2011	2010
Current assets	$5,971	$9,061	$6,602
Noncurrent assets	$1,704	$1,019	$656
Current liabilities	$22,351	$18,163	$8,598
Statement of Operations:
Revenues	$17,420	$9,351	$4,815
Gross margin	$12,957	$5,785	$3,843
Loss from continuing operations and net loss	$13,811	$25,173	$10,140

3.	DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Fair Value Measurements:

The following table sets forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at December 31, 2012 and 2011, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

 At December 31, 2012, the Company classified $12.5 million of its marketable securities as Level 2 due to the trading volumes being lower than normal, coupled with wide bid/ask spreads, lack of current publicly available information, or few recent transactions. There were no significant transfers between level 1 and level 2 during the periods presented.

At December 31, 2012 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Available-for-sale equity securities (1)	$27,977	$12,461		$40,438
Available-for-sale debt securities (1)	$8,026			$8,026
Readily marketable inventory (2)	$2,603	$5,327		$7,930
Derivative instruments (3)	$96	$2,257		$2,353

Liabilities
Derivative instruments (3)	$459	$104		$563

At December 31, 2011 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
Available-for-sale equity securities (1)	$14,196	$13,705		$27,901
Available-for-sale debt securities (1)	$15,205			$15,205
Available-for-sale equity securities(1) - discontinued operations	$7,945	$5,832		$13,777
Available-for-sale debt securities(1) - discontinued operations	$21,393			$21,393

Liabilities
Derivative instruments (3)		$2,511		$2,511

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

(3) Included in this caption are three types of agricultural commodity derivative contracts: swaps, exchange traded futures, and forward commodity purchase and sale. The exchange traded futures contracts are valued based on quoted prices in active markets multiplied by the number of contracts and are classified as Level 1. The swaps are classified as Level 2 because the inputs are directly observable, such as the quoted market prices for relevant commodity futures contracts. The swaps are valued based on the difference of the arithmetic average of the quoted market price of the relevant underlying multiplied by the notional quantities, and the arithmetic average of the prices specified in the instrument multiplied by the notional quantities. Forward commodity purchase and sale contracts classified as derivatives are valued using quantitative models that require the use of multiple inputs including quoted market prices and various other assumptions including time value. These contracts are categorized as Level 2 and are valued based on the difference between the quoted market price and the price in the contract multiplied by the undelivered notional quantity deliverable under the contract.

Non-Financial Fair Value Measurements:

The following table sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the year ended December 31, 2011, by level within the fair value hierarchy. There were no such measurements in 2012.

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

(1)
As of December 31, 2011, the Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $101.1 million that was written down to its implied fair value of $84.9 million, resulting in an impairment charge of $16.2 million, which was included in earnings for December 31, 2011. The implied fair value was calculated using a discounted cash flow model that incorporated a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, and timing of sales, and costs. Given the dramatic and prolonged slow-down in housing starts and sales in the North Valleys of Reno, Nevada, and the decline in market prices for similar assets, the Company adjusted its assumptions and judgments in the model by reducing the price and lengthening the timing of absorption of water sales from the original projections.

(2) As of December 31, 2011, the Company had a non-recurring fair value measurement for real estate and real estate option contracts with a carrying amount of $5.7 million that was written down to its implied fair value of $579,000 resulting in an impairment charge of $5.2 million, which was included in earnings for the year ended December 31, 2011. The implied fair value was calculated using a discounted cash flow model that incorporated a wide range of assumptions including current asset pricing, and timing of sales, and costs. Given the facts and circumstances in certain of the real estate markets where the Company owns and develops real estate, including declines in market prices for similar assets, the Company adjusted its assumptions and judgments in its cash flow models by reducing prices, increasing costs and lengthening the timing of sales from the original projections.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

The following table (in thousands) presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value at December 31, 2012 and December 31, 2011. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The level within the fair value hierarchy in which the fair value measurements are classified include measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). As of December 31, 2012, and December 31, 2011, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The estimated fair value of the Company’s debt approximated the carrying value, with the exception of the Northstar construction term loan, was based on current borrowing terms available, which are based on Level 2 inputs. The estimated fair value of the Northstar construction term loan is based on varying interest rates, as described within the credit agreement, which are based on Level 3 inputs. The estimated fair value of such debt is lower than the carrying amount due to escalating interest rates under certain circumstances as defined in the credit agreement. The estimated fair value of the Company’s other investments, which is an investment in preferred stock of a private company cannot be reasonably estimated. The carrying amount of the debt securities in discontinued operations approximated fair value based on Level 1 inputs.

	December 31, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and cash equivalents	$100,115	$100,115	$99,549	$99,549
Notes and other receivables, net	$10,487	$10,487	$6,669	$6,669
Financial liabilities:
Debt	$141,008	$137,024	$93,431	$93,431

Derivatives:

The table below summarizes the notional amount of open derivative positions.

	December 31, 2012
	Exchange traded		Non-exchange traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(14,242)	26,132			Tons
Natural Gas		65,000			MMBtus
Forwards			(70,897)	11,728	Tons
Swaps				19,500	Tons

(1) Exchange and non-exchange traded futures, forwards, and swaps are presented on a gross (short) and long position basis.

The gross derivative asset or liability is included within its respective other assets of liabilities account balance in the accompanying consolidated balance sheets.

The table below summarizes the effect of derivative instruments on the consolidated statements of operations and comprehensive income or loss (in thousands).

	Gain (Loss) Recognized in Income on Derivative
		December 31,
	Location	2012	2011
Futures(1)	Cost of canola oil and meal sold	$(3,469)
Forwards(1)	Cost of canola oil and meal sold	$1,637
Swaps(1)	Cost of canola oil and meal sold	$3,933

Futures(2)	Operating and other costs	$(708)
Forwards(2)	Operating and other costs	$98
Swaps(2)	Operating and other costs	$1,884	$(2,511)

(1) Represents the activity post-completion of the Company’s canola processing plant.

(2) Represents the activity pre-completion of the Company’s canola processing plant.

4.	NOTES AND OTHER RECEIVABLES, NET:

Notes and other receivables consisted of the following at December 31 (in thousands):

	2012	2011
Trade accounts receivable	$4,470
Notes receivable, net	2,912	$2,817
Interest receivable	237	228
Other receivables	2,868	3,624
	$10,487	$6,669

5.	REAL ESTATE AND WATER ASSETS, NET:

The cost assigned to the various components of real estate and water assets at December 31, is as follows (in thousands):

	2012	2011
Real estate	$166,220	$161,733
Real estate improvements, net of accumulated amortization of $9.1 million in 2012 and $8.3 million in 2011	4,464	8,197
Water and water rights	86,764	79,020
Pipeline rights and water credits at Fish Springs	84,890	84,890
	$342,338	$333,840

Amortization of leasehold improvements was approximately $879,000 in each of the three years ended December 31, 2012. The carrying value of intangible assets not subject to amortization was $111.6 million at December 31, 2012 and 2011, respectively.

The Company completed impairment testing for its real estate and water assets during the year and determined that the carrying values of the assets were below their fair value. Consequently, there were no impairment losses recorded during 2012.

Impairment Losses during 2011:

In response to specific events and changes in circumstances during 2011, the Company completed impairment testing for its intangible assets. The fair value of these assets was calculated using discounted cash flow models that incorporated a wide range of assumptions including asset pricing, price escalation, discount rates, absorption rates, and timing of sales, and costs. These models are sensitive to minor changes in any of the input variables. Given the dramatic and prolonged slow-down in housing starts and sales in the North Valleys of Reno, Nevada, and the decline in market prices for similar assets, the Company adjusted its assumptions and judgments in the model for the price, timing and absorption of water sales from prior projections for the Fish Springs water credits and pipeline rights and Carson Lyon water assets. The changes in assumptions and judgments resulted in a fair value of the Fish Springs asset of approximately $84.9 million compared to its carrying value of $101.1 million. Consequently, an impairment loss of $16.2 million was recorded in 2011, to reduce the carrying value to fair value. This is the only such impairment recorded on this asset and was reported in the statement of operations within impairment loss on real estate and water assets and was included in the results of operations of the water resource and water storage segment. There were no other impairment losses on any other intangible assets recorded in the period.

During the fourth quarter of 2011, the Company recorded impairment losses on certain real estate assets due to the state of the housing market that had impacted the timing and potential sales proceeds of certain projects, primarily located in outlying areas of Fresno, California. The Company adjusted its assumptions and judgments about the cash flows for revenues and costs. These changes in assumptions resulted in cash flows that did not support recovery of the carrying value of the project and as a result, the Company recorded an impairment loss of $5.2 million which represented the difference between the estimate of fair value of the projects and their carrying value. The loss was reported in the statement of operations within impairment loss on real estate and water assets and was included in the results of operations of the real estate operations segment. There were no real estate impairment losses recorded in 2012 or 2010.

Impairment Loss during 2010:

During the fourth quarter of 2010, the Company completed annual impairment testing for its intangible assets.  The fair values were calculated using discounted cash flow models.  The growth projections issued in the fourth quarter of 2010 from the Nevada State Demographer were significantly lower than previous population projections and coupled with the dramatic and prolonged slow-down in housing starts and sales in the Dayton corridor area of Lyon County, we estimated there would be a delay in sales of some of our Carson River water rights.  Consequently, we adjusted the assumptions and judgments for the forecast of the timing and volume of water sales from the original projections for the discounted cash model for our Carson River water rights.  These changes in assumptions and judgments resulted in a fair value of $26.6 million compared to a carrying value of $36.9 million for our Carson River water rights.  Consequently, an impairment loss of $10.3 million was recorded to write off the excess of carrying value over the fair value.  This is the only such impairment loss recorded on this asset.

Fish Springs Pipeline Rights and Water Credits:

At December 31, 2012 and 2011, pipeline rights and water credits included $92.7 million of direct construction costs, $6.4 million for the 7,987 acre-feet of water credits and $2 million of capitalized interest.  As the Company sells water credits to end users, the costs of the pipeline rights will be reported as cost of water sold.  No water credits were sold during the three years ended December 31, 2012.

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

There is 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch.  The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area.  The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year.  The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, and accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water.  Currently Fish Springs does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

6.	PROPERTY, PLANT AND EQUIPMENT, NET:

The major classifications of the Company’s property, plant and equipment are as follows at December 31 (in thousands):

	2012	2011
Plant, equipment, buildings and leasehold improvements	$128,548	$818
Construction in progress		106,354
Office furniture, fixtures and equipment	8,078	5,461
	136,626	112,633
Accumulated depreciation	(7,972)	(3,791)
Property and equipment, net	$128,654	$108,842

Depreciation expense was $4.3 million, $565,000, and $439,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

7.	FEDERAL, FOREIGN AND STATE CURRENT AND DEFERRED INCOME TAX:

The Company and its U.S. subsidiaries file a consolidated federal income tax return. Companies that are less than 80% owned corporations, or entities that are treated as partnerships for federal income tax purposes, file separate federal income tax returns. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	2012	2011
Deferred tax assets:
Deferred compensation	$9,271	$14,544
Impairment charges on securities	2,359	1,727
Impairment charges on water assets	14,036	13,974
Impairment charges on real estate	2,074	2,041
Capitalized expenses	6,719	3,073
Net operating losses, capital losses, and tax credit carryforwards	20,383	4,473
Legal settlement expense	1,298	1,293
Accumulated foreign currency translation adjustments	3,251	3,007
Unearned revenue
Employee benefits, including stock-based compensation	5,113	5,410
Excess tax basis in affiliate	1,975	1,943
Other	2,281	2,016
Total deferred tax assets	68,760	53,501
Deferred tax liabilities:
Unrealized appreciation on securities	(2,736)	(543)
Revaluation of real estate and water assets	(5,139)	(5,118)
Foreign loan	(5,411)	(5,088)
Real estate installment sales	(541)	(650)
Other	(1,089)
Total deferred tax liabilities	(14,916)	(11,399)
Valuation allowance	(53,844)	(42,102)
Net deferred income tax asset	$—	$—

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. At December 31, 2011, the Company considered it more likely than not that the deferred tax assets would not be realized and a full valuation allowance was provided. At December 31, 2012, after evaluating the positive and negative evidence, management concluded to maintain a full valuation allowance against its deferred tax assets. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Reliance on future U.S. taxable income as an indicator that a valuation allowance is not required is difficult when there is negative evidence such as the Company's cumulative losses in recent years. In considering the evidence as to whether a valuation allowance is needed, the existence of cumulative losses in recent years is a factor that is accorded significant weight in the Company's assessment. As a result, a determination was made that there was not sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that these deferred tax assets would be realized. Therefore, the Company has provided a full valuation allowance against the Company's net deferred tax assets. This assessment will continue to be undertaken in the future. The Company's results of operations may be impacted in the future by the Company's inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

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

The Company has federal net operating loss carryforwards of $36 million and state net operating loss carryforwards of approximately $65.8 million at December 31, 2012 that will expire at various times beginning in 2016 through 2032, if not utilized. The Company also has federal foreign tax credit carryforwards of approximately $3.3 million, as a result of foreign taxes paid in a foreign jurisdiction. These carryforwards will begin to expire in 2018, if not utilized.

Utilization of the Company's U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carry-forwards before utilization. As of December 31, 2012, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

Pre-tax income or loss from continuing operations for the years ended December 31, was under the following jurisdictions (in thousands):

	2012	2011	2010
United States	$(29,578)	$(34,657)	$(24,959)
Foreign			(3,696)
Total pre-tax loss	$(29,578)	$(34,657)	$(28,655)

Income tax expense or benefit from continuing operations for each of the years ended December 31 consists of the following (in thousands):

	2012	2011	2010
Current tax expense (benefit):
United States Federal and state	$(941)	$(4,138)	$(2,539)
Foreign			1,045
	(941)	(4,138)	(1,494)
Deferred tax expense (benefit):
United States Federal and state	(128)	26,289	(11,023)
Foreign			(1)
	(128)	26,289	(11,024)
Total income tax provision (benefit)	$(1,069)	$22,151	$(12,518)

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows (in thousands):

	2012	2011	2010
Federal income tax provision at statutory rate	$(10,352)	$(12,130)	$(10,029)
Change in valuation allowance	7,024	38,535	(221)
State taxes, net of federal benefit	(299)	(2,936)	692
Change in liability for uncertain tax positions		(512)	(1,687)
Nondeductible compensation	1,357	1,421	815
Tax rate change through OCI		(668)	(708)
Equity in loss of unconsolidated affiliate		(1,853)	(1,301)
Other	1,201	294	(79)
Total income tax provision (benefit)	$(1,069)	$22,151	$(12,518)

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	2012	2011	2010
Balance at beginning of year	$—	$567	$2,592
Additions for tax positions related to the current year
Reductions due to expiration of assessment period		(567)	(2,025)
Balance at end of year	$—	$—	$567

At December 31, 2012, the Company had no uncertain tax positions or any related accrued interest or penalties.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2012, the Company's statute is open from 2008 forward for federal and from 2008 for state tax purposes. The Company's 2008 and 2009 federal income tax returns are under examination by the U.S. Internal Revenue Service and the Company's 2006 through 2008 California income tax returns are under examination by the California Franchise Tax Board. Although the outcome of tax audits is always uncertain, the Company believes that the results of the examination will not materially affect its financial position or results of operations.

8.     DEBT:

Swiss Debt:

At December 31, 2012, the Company had three loan facilities with a Swiss bank for a maximum of $22.4 million (20.5 million CHF) used to finance the purchase of investment securities in Switzerland.  The loan facilities may be canceled immediately by either party by written notice and do not impose any financial or operational restrictions on the Company.  The total Swiss borrowings bear interest at a weighted average of 3.7% and are collateralized by the Company’s Swiss investments.

Mortgage Debt:

At December 31, 2012, the Company’s total mortgage debt of $29.6 million had a weighted average interest rate of 6.7% and is due at various dates between 2013 and 2036.  During 2012, the Company financed the purchase and development of real estate with $12.8 million of debt at a weighted annual interest rate of 6.6%.

Construction Financing Debt:

Northstar borrowed $89.5 million under a credit agreement that is a senior secured, multi-draw term loan that funded construction of the Company’s canola plant. Interest will accrue under the term loan at a variable rate and repayment of principal and interest will be made quarterly beginning in the first quarter of 2013 with a final balloon payment on August 14, 2017. At December 31, 2012, Northstar had borrowed $5 million of an available $27 million senior secured working capital loan used to fund working capital needs, subject to certain limitations. The working capital loan is due and payable on August 14, 2017. Repayment of the loans may be accelerated by the lenders in the event certain covenants or conditions are not met.

Construction Financing Covenants:

Northstar is required to maintain certain debt covenants under its credit agreement, the most significant of which are summarized below. Under the terms of the credit agreement, Northstar may make a one-time deposit of $5 million into a reserve account upon failure to comply with any financial debt covenant. Making such a contribution would preclude a failure to comply from constituting an event of default. During the third quarter of 2012, the subsidiary breached the debt to adjusted capitalization ratio due to operating losses. The lenders had the option to declare all or any portion of the $89.5 million outstanding principal amounts due and payable and could have demanded that Northstar deposit, as cash collateral, 105% of the unused line of credit; however, the lenders did not make any such declarations or demands and the Company cured the breach by converting PICO’s $10.5 million loan to preferred capital, such that there was no failure to comply and no event of default at December 31, 2012.

The credit agreement contains the following significant financial covenants and the Company was in compliance with each covenant at December 31, 2012.

1) Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At December 31, 2012, Northstar’s ratio was approximately 0.59.

2) Debt Service Coverage Ratio: Northstar will not permit its debt service coverage ratio to be less than 1.75 to 1.00 as of the last day of any quarter. This covenant is not effective until March 31, 2013.

3) Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $60 million. At December 31, 2012, Northstar’s net worth was approximately $66.5 million.

The following is a detail of the Company’s debt at December 31, (in thousands):

	2012	2011
Construction Financing Debt:
4.75% payments through 2017	$89,500	$46,000
Working Capital Debt:
6% payments through 2017	5,000
Swiss Debt:
3.7% payments through 2014	13,655	13,309
3.8% payments through 2014	3,277	3,194
Mortgage Debt:
4% to 4.5% payments through 2013	5,551	8,721
5% payments due from 2014 - 2016	425	5,276
6% to 6.5% payments through 2036	15,531	10,432
8% payments through 2013	464	893
10% payments through 2013	7,605	5,606
	$141,008	$93,431

The Company’s future minimum principal debt repayments for the years ending December 31 are as follows (in thousands):

Year
2013	$21,878
2014	36,027
2015	5,979
2016	5,979
2017	70,633
Thereafter	512
Total	$141,008

The Company capitalized $4.4 million and $2.1 million of interest in 2012 and 2011, respectively, related to construction and real estate development costs.

9.	COMMITMENTS AND CONTINGENCIES:

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2014.  Rent expense for the three years ended December 31, 2012, for office space was $832,000, $738,000, and $664,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2013	$855
2014	760
2015	514
2016	349
2017	308
Thereafter	492
Total	$3,278

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc:

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the “Derivative Actions”). The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote. The Complaints seek monetary damages, equitable relief in the form of disgorgement, attachment, impoundment or imposition of a constructive trust of over portions of the 2010 executive compensation, the implementation and administration of certain internal control procedures related to executive compensation, and costs and attorney’s fees.  The Dennis complaint seeks a declaration that the May 13, 2011 advisory vote rebutted the business judgment regarding the Company’s Board of Directors’ approval of the 2010 executive compensation. The Company removed each of the Derivative Actions to the United States District Court, Southern District of California and filed motions to dismiss each of the Derivative Actions. The plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego. On January 6, 2012, the District Court granted in part the Company’s motion to dismiss and granted in part plaintiffs’ motions to remand, remanding certain claims to the Superior Court of the State of California. The plaintiffs appealed, and the Company cross-appealed, the federal district courts rulings. On March 29, 2012, the Superior Court of California stayed the Derivative Actions pending the appeal and cross-appeal in the Ninth Circuit Court of Appeals. Briefing on the appeal and cross-appeal is complete. The Ninth Circuit Court of Appeals has not set a date for a hearing on the appeal and cross-appeal. An estimate of the possible range or outcome of this litigation cannot be made. However, the Company does not believe this litigation will result in a material impact to the consolidated financial statements.

Fish Springs Ranch, LLC:

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the year ended December 31, 2012.

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

10.	SHAREHOLDERS’ EQUITY:

Stock-based Compensation:

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

The Company recorded total stock based compensation expense of $3.9 million, $4.5 million and $4.7 million during 2012, 2011 and 2010, respectively.

A summary of activity of RSU and RSA is as follows:

	RSU	RSA
Outstanding and unvested at January 1, 2012	594,000	5,046
Granted	13,716
Vested	(140,000)	(5,046)
Outstanding and unvested at December 31, 2012	467,716	—
Unrecognized compensation cost, expected to be recognized over the next 2 years (in thousands)	$6,511	—

Restricted Stock Units (RSU):

RSU entitle the recipient, who must be continuously employed by the Company until the vesting date, unless employment contracts stipulate otherwise, the right to receive one share of the Company’s common stock. RSU do not vote and are not entitled to receive dividends. Compensation expense for RSU is recognized ratably over the vesting period for each grant.

In June of 2012, as part of a duly adopted revised director annual compensation program, the Company issued 2,286 RSU, to each of the six non-employee directors of the Company for a total of 13,716 awards. The total fair value of the awards was $300,000 based on the Company’s closing stock price on the grant date. Each award vests one year from the date of grant. The RSU were valued at the Company’s closing stock price on the date of grant and the compensation expense is recognized over the vesting period of the award.

During 2012, 140,000 RSU vested which resulted in delivery of 94,176 newly issued shares of PICO common stock.

In October 2010, the Company awarded to various officers 454,000 RSU that are expected to vest in 2014. The total fair value of the awards was $13.9 million based on the Company’s closing stock price on the grant date.

Restricted Stock Awards (RSA):

The Company had issued 700 RSA (or a proration of such amount based on the director’s start date) to each non-employee director of the Company from 2008 to 2011. Each award vested one year from the date of grant and at December 31, 2012, all awards were vested.

Stock-Settled Stock Appreciation Right (SAR):

Upon exercise, a SAR entitles the recipient to receive a newly issued share of the Company’s common stock equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes. SAR do not vote and are not entitled to receive dividends. Compensation expense for SAR was recognized ratably over the vesting period for each grant.

There were no unvested SAR, and therefore no compensation expense recognized, during 2012 and 2011. Stock based compensation expense recognized for SAR for the year ended December 31, 2010 was $728,000. In addition, there were no SAR granted, or exercised during the three years ended December 31, 2012.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining
Outstanding at January 1, 2012	1,812,079	$36.16	4.5 years

Outstanding and exercisable at December 31, 2012	1,812,079	$36.16	3.5 years

At December 31, 2012, none of the outstanding SAR were in-the-money.

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

11.INCENTIVE COMPENSATION PLAN AND EMPLOYEE BENEFITS:

Incentive Compensation Plans:

Certain officers of PICO Holdings are eligible to receive an annual incentive compensation award based on the growth of the Company’s book value per share during the year.  To earn an award, the increase in book value per share must exceed a threshold of 80% of the annual total return of the S&P 500 for the previous five years.  If the increase in book value per share exceeds this threshold, the incentive compensation award is 7.5% of the increase in book value per share, multiplied by the number of shares outstanding at the beginning of the year.  The resulting award is paid in cash.  No compensation was earned under this plan during the three years ended December 31, 2012.

Certain officers of Vidler are eligible to receive an annual incentive award based on the combined net income, after certain adjustments, of Vidler.  No compensation was earned under this plan during the three years ended December 31, 2012.

Certain employees of UCP are eligible to receive an annual incentive compensation award based on UCP’s return on equity for the year.  For the year ended December 31, 2012, compensation of $223,000 was earned under this plan, however, no compensation was earned in 2011 or 2010.

Certain officers of Northstar are eligible to receive an annual incentive award based on the net income of Northstar, after certain adjustments.  No compensation was earned under this plan during the three years ended December 31, 2012.

Employee Benefits:

The Company maintains a 401(k) defined contribution plan covering substantially all employees of the Company.  Matching contributions are based on a percentage of employee compensation.  In addition, the Company may make a discretionary profit sharing contribution at the end of the fiscal year within limits established by the Employee Retirement Income Securities Act.  Total contribution expense to the plan for the years ended December 31, 2012, 2011, and 2010 was $770,000, $560,000, and $562,000, respectively.

12.	RELATED-PARTY TRANSACTIONS:

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

In 2011, the Company entered into a three year employment agreement with Mr. John R. Hart, President and Chief Executive Officer effective from October 2011 to December 31, 2014 that provides for the following:

•An initial base salary of $2 million for 2011, and standard benefits package, subject to an annual cost of living adjustment, subject to Compensation Committee approval and certain termination benefits.

•An incentive award based on the growth of the Company’s book value per share during the fiscal year, above a threshold.  The threshold above which an incentive award is earned is 80% of the S&P 500 total return for the five previous years.  If the increase in book value per share exceeds this threshold, the incentive award is equal to 7.5% multiplied by the number of shares outstanding at the beginning (January 1) of the applicable year.  The award earned for an applicable year is subject to proration if Hart’s employment is terminated other than for cause or if he resigns for good reason.  For 2012, 2011 and 2010, the growth in book value per share did not exceed the threshold and no incentive award was earned.

On February 28, 2011, the Company entered into a consulting agreement with the Company’s non-executive chairman, Ronald Langley. The consulting services that Mr. Langley will provide to the Company include the identification and analysis of public equity investment opportunities and related advice. Pursuant to the agreement, the Company will compensate Mr. Langley for his services as they relate to individual investment opportunities only if the Company’s total return on such investment exceeds 20% compounded per annum; Mr. Langley will receive compensation based on the Company’s net realized gain from any such investments. Compensation of $155,000 was paid in 2011 to Mr. Langley under this agreement for investment returns that met the required threshold. No compensation was earned under this arrangement in 2012.

During 2012 and 2011, the Company loaned $565,000 to Northstar Agri Industries, LLC, the owner of the 12% interest in Northstar, which was used to finance certain of their operating expenses. Interest is charged at approximately 10% per annum. The maximum amount that may be borrowed is $750,000 and the balance payable is due on demand.

On December 31, 2010, the Company and Maxim C.W. Webb, Executive Vice President, Chief Financial Officer and Treasurer entered into an agreement to modify the terms of Mr. Webb’s employment with the Company (the “Agreement”). Pursuant to the Agreement, Mr. Webb’s prior employment agreement dated March 3, 2009 was surrendered and terminated.  The Agreement provides for a base salary of $500,000 in 2011.  The Agreement further provides for Mr. Webb to receive an annual incentive award as summarized in the disclosure regarding Incentive Compensation Plans above in Note 11.

The Company has agreements with its President and CEO, and certain other officers and non-employee directors, to defer compensation into Rabbi Trust accounts held in the name of the Company.  The total value of the deferred compensation obligation for all participants at December 31, 2012 is $22.6 million and is included in the accompanying consolidated balance sheet.  This total includes a fair value of $1.8 million of the Company’s common stock with the balance in various publicly traded equities and bonds.  Within these accounts at December 31, 2012, the following officers and non-employee directors are the beneficiaries of the following number of PICO common shares:

	December 31, 2012	December 31, 2011
Mr. John Hart	53,996	19,940
Mr. Maxim Webb	1,375
Mr. Raymond Webb	30,000
Mr. Carlos Campbell	2,644	2,644

The trustee for the accounts is U.S. Bank.  The accounts are subject to the claims of outside creditors, and the cost of the shares of PICO common stock held in the accounts are reported as treasury stock in the consolidated financial statements.

On August 13, 2010, the Company invested $2.1 million in exchange for 273,229 shares of Series D Convertible Voting Preferred Stock of Synthonics, Inc.  Kenneth J. Slepicka, a director of the Company, is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics, Inc.  The investment is held at cost and included in investments in the consolidated financial statements.

13.	SEGMENT REPORTING:

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
Currently, the major businesses that constitute operating and reportable segments are developing water resources and water storage operations through Vidler; developing real estate through UCP; operating a canola oil processing plant through Northstar, and the acquisition and financing of businesses.

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

•	Operating water storage facilities for the purchase and recharge of water for resale in future periods, and distribution infrastructure to more efficiently use existing and new supplies of water.

Real Estate Operations

PICO is engaged in real estate development and home building operations primarily in California and Washington.  Until the final sale in fourth quarter of 2011, the segment results included sales of real estate from Nevada Land and Resource Company, which sold real estate in Nevada. The final acres of real estate owned were sold for $31 million. The ongoing revenues in this segment will be primarily from sales in UCP, although the Company does have other real estate holdings that could be sold from time to time.

Agribusiness Operations

This segment is comprised of the operations of Northstar. Northstar’s operates a canola seed processing plant near Hallock, Minnesota.  The plant has a crushing capacity of 1,000 tons per day.  Production and sales of canola oil and meal started during 2012. During 2011 and 2010, the segment reported a loss from expenses and no significant revenues as the plant was under construction.

Corporate

This segment consists of cash and fixed-income securities, a 27% equity interest in Spigit, deferred compensation assets and liabilities held in trust for the benefit of several officers and non-employee directors of the Company, and other parent company assets and liabilities.

Segment information by major operating segment follows (in thousands):

	Water Resources and Water Storage Operations	Real Estate Operations	Agribusiness Operations	Corporate	Discontinued Operations	Consolidated
2012
Total revenues	$3,096	$59,066	$85,305	$2,614		$150,081
Depreciation and amortization	$1,325	$147	$3,471	$211		$5,154
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(6,279)	$2,487	$(12,654)	$(13,132)		$(29,578)
Total assets	$210,189	$145,978	$165,961	$145,046		$667,174
Capital expenditure	$547	$505	$31,579	$287		$32,918
2011
Total revenues	$1,349	$57,085	$9	$6,396		$64,839
Depreciation and amortization	$1,182	$36	$10	$217		$1,445
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(22,231)	$3,550	$(5,424)	$(10,552)		$(34,657)
Equity in loss of unconsolidated affiliate				$(5,293)		$(5,293)
Total assets	$207,385	$131,788	$122,664	$149,180	$77,048	$688,065
Capital expenditure	$230	$99	$91,031	$508		$91,868
2010
Total revenues	$3,066	$5,284		$13,196		$21,546
Depreciation and amortization	$1,168	$59		$124		$1,351
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(18,240)	$(3,340)		$(7,075)		$(28,655)
Equity in loss of unconsolidated affiliate				$(3,717)		$(3,717)
Total assets	$226,496	$146,897	$78,448	$136,781	$103,880	$692,502
Capital expenditure	$399	$113	$5,838	$522		$6,872

The company does not have segment results for significant geographic regions other than the United States.

14.	DISCONTINUED OPERATIONS:

During 2012, the Company signed a stock purchase agreement for the sale of 100% of its wholly-owned insurance companies to White Mountains Solutions.  The Company obtained approval for the sale from the California Department of Insurance and the Ohio Department, and the transaction closed in the fourth quarter of 2012. In conjunction with the sale, the Company received approval from the respective departments of insurance for pre-close dividends of $14.9 million from Citation Insurance and $25 million from Physicians Insurance Company which were paid prior to the close during 2012.

The final sales price, subject to certain post-closing adjustments, was approximately $15.5 million, resulting in a loss on sale of $6.9 million, before income taxes which has been recorded in the accompanying consolidated statement of operations for the year ended December 31, 2012.  The income tax benefit for the loss on sale is approximately $5 million. However, consistent with the Company’s overall conclusion that it is not more likely than not that the Company will recognize the deferred tax assets, a full valuation allowance was recorded on this benefit.

As a result of the transaction, the assets and liabilities of the insurance segment have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented.  Consequently, prior periods presented have been recast from amounts previously reported to reflect the insurance segment as discontinued operations.

The net income or loss in each period, significant assets and liabilities are as follows (in thousands):

	Twelve Months Ended	Twelve Months Ended	Twelve Months Ended
	December 31, 2012	December 31, 2011	December 31, 2010
Net investment income	$572	$1,136	$1,764
Net realized gain on investments	4,059	19,113	8,791
Other income	123	65	72
	4,754	20,314	10,627
Operating and other costs	(977)	(1,341)	(1,810)
Income before income taxes	3,777	18,973	8,817
Provision for income taxes		6,674	3,035
Income from operations	3,777	12,299	5,782
Loss on write down of assets to fair value	(6,920)
Net income (loss)	$(3,143)	$12,299	$5,782

December 31, 2011
ASSETS
Available-for-sale investments	$35,170
Cash and cash equivalents	25,998
Reinsurance receivables	15,475
Other assets	405
Total assets	77,048

LIABILITIES
Unpaid losses and loss adjustment expenses	23,292
Other liabilities	4,532
Total liabilities	27,824
Net carrying value	$49,224

15.	SUBSEQUENT EVENTS:

On February 26, 2013, Vidler and Lincoln County Water District (”Lincoln”) announced it had signed an option and purchase agreement to sell the water rights needed by Toquop Power Holdings, LLC, (“Toquop Power”) to operate its planned 1,100 megawatt power plant that will be built in southern Lincoln County, Nevada. The agreement grants Toquop Power the right to purchase from Lincoln/Vidler up to 7,240 acre-feet of water rights at $12,000 per acre foot. The option agreement extends through November 30, 2014 and when exercised, the sale transaction would close no later than December 31, 2014.

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
These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012 at the reasonable assurance level.

Management’s Annual Report on Internal Control over Financial Reporting.  Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective.

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

There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

We have audited the internal control over financial reporting of PICO Holdings, Inc., and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management's annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (''generally accepted accounting principles''). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2012, of the Company and our report dated March 1, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 1, 2013

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2013 annual meeting of shareholders, to be filed on or before April 30, 2013 and is incorporated herein by reference.  The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in our definitive 2013 proxy statement and is incorporated herein by reference.  Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2013 proxy statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in our 2013 definitive proxy statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2013 definitive proxy statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in our definitive 2013 proxy statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in our definitive 2013 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS.

1.	Financial Statement Schedules.

Schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

2.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of PICO. (1)
3.2	Amended and Restated By-laws of PICO. (2)
10.1†	PICO Holdings, Inc. 2005 Long-Term Incentive Plan. (3)
10.2†	Form of Restricted Stock Units Agreement. (4)
10.3†	Form of Notice of Grant of Restricted Stock Units. (4)
10.4†	Form of Restricted Stock Award Grant for Directors. (5)
10.5†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.)
 relating to a Deferred Compensation Plan originally established in December 31, 1997. (6)

10.6†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in December 7, 2004. (7)

10.7†
Trust for PICO Deferred Holdings, LLC Non-Employee Director Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in September 25, 2001. (8)

10.8†	PICO Deferred Holdings, LLC Deferred Compensation Plan. (9)
10.9†	Amendment to PICO Holdings, Inc. 2005 Long-Term Incentive Plan 2009 Restricted Stock Unit Award Agreement, dated as of April 2, 2009 by and between the Company and W. Raymond Webb. (10)
10.10†	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada. (11)
10.11†	Agreement to Terminate Employment Agreement (which was dated March 3, 2009) with Maxim C. W. Webb dated December 31, 2010. (15)
10.12†	Form of certain amended and restated definitive agreements by and between PICO Northstar Management, LLC, a subsidiary of the Company, and Northstar Agri Industries, LLC. (13)
10.13†	Consulting Agreement by and between PICO Holdings, Inc. and Ronald Langley, dated February 28, 2011. (14)
10.14	Credit Agreement dated June 13, 2011, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders. (15)
10.15†	Amended and Restated Employment Agreement dated October 13, 2011 by and between PICO Holdings, Inc. and John R. Hart. (16)
10.16	Stock Purchase Agreement by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated June 20, 2012. (17)
10.17	First Amendment to Stock Purchase Agreement, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated July 13, 2012 (18)
10.18	Second Amendment to Stock Purchase Agreement, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated September 10, 2012(19)
10.19	Limited Guarantee, by and among PICO Holdings, Inc., PICO Investment Corporation and Sirius Re Holdings, Inc. dated June 20, 2012. (17)
10.20†	Severance Agreement between PICO Holdings, Inc. and Maxim C.W. Webb. (18)

10.21†	Severance Agreement between PICO Holdings, Inc. and John T. Perri. (18)
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to with the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(3)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005, and filed with the SEC on November 8, 2005. (File No. 033-36383)
(4)	Incorporated by reference to Form 8-K filed with the SEC on March 9, 2009.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.
(6)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(8)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(10)	Incorporated by reference to Form 8-K filed with the SEC on April 7, 2009.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(13)	Incorporated by reference to Form 8-K filed with the SEC on December 30, 2010.
(14)	Incorporated by reference to Form 8-K filed with the SEC on March 4, 2011.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011.
(16)	Incorporated by reference to Form 8-K filed with the SEC on October 20, 2011.
(17)	Incorporated by reference to Form 8-K filed with the SEC on June 22, 2012.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012.
(19)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 1, 2013	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 1, 2013 by the following persons in the capacities indicated.

/s/ Kristina M. Leslie	Chair of the Board
Kristina M. Leslie

/s/ John R. Hart	Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Executive Vice President, Chief Financial Officer and Treasurer
Maxim C. W. Webb	(Principal Financial Officer)

/s/ John T. Perri	Vice President and Chief Accounting Officer
John T. Perri	(Principal Accounting Officer)

/s/ Ronald Langley	Director
Ronald Langley

/s/ Robert G. Deuster	Director
Robert G. Deuster

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka

/s/ Julie H. Sullivan, Ph.D.	Director
Julie H. Sullivan, Ph.D.