Form 10-K/A
period 2012-12-31
PICO HOLDINGS INC /NEW
filed 2013-03-15
CIK 830122

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ¨ No ý

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K of PICO Holdings, Inc. for the year ended December 31, 2012 that was filed with the Securities and Exchange Commission on March 1, 2013 (the “Form 10-K”) is to file certain exhibits, which were inadvertently omitted from the Form 10-K. Except as described above, no other amendments are being made to the Form 10-K. This Amendment does not modify or update in any way the disclosures contained in the Form 10-K. Because this amendment does not contain or amend financial statements, we are not including new exhibit 32 certifications.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)FINANCIAL SCHEDULES AND EXHIBITS.
1.Financial Statements and Schedules.

Schedules are omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

2.Exhibits

Exhibit Number	Description
10.23	First Amendment to Credit Agreement dated October 14, 2011, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.
10.24	Second Amendment to Credit Agreement dated February 8, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.
10.25	Third Amendment to Credit Agreement dated May 25, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.
10.26	Fourth Amendment to Credit Agreement dated August 14, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.
10.27	Fifth Amendment to Credit Agreement dated October 17, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheet as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statement of Operations for the three years ended December 31, 2012, (iii) the Consolidated Statement of Shareholders’ Equity for the three years ended December 31, 2012, (iv) the Consolidated Statement of Cash Flows for the three years ended December 31, 2012, (v) the Consolidated Statement of Comprehensive Income (Loss) for the three years ended December 31, 2012 and (vi) the Notes to the Consolidated Financial Statements.*

* Previously filed in the 2012 PICO Holdings, Inc. Form 10-K, on March 1, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 14, 2013	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director

2