Form 10-K/A
period 2012-12-31
PICO HOLDINGS INC /NEW
filed 2013-04-01
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K/A
(Amendment No. 2)
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

Large accelerated filer Yes☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

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

Explanatory Note

This amendment (Amendment No. 2) to Form 10-K for the year ended December 31, 2012 of PICO Holdings, Inc. (the 2012 Form 10-K) is being filed solely for the purpose of providing financial statements of Spigit, Inc. ("Spigit") in accordance with Rule 3-09 of Regulation S-X as part of the 2012 Form 10-K, filed on March 1, 2013. This Amendment No. 2 to the Form 10-K does not reflect any events that may have occurred subsequent to the original filing date of March 1, 2013, and does not modify or otherwise update in any way disclosures made in the original Form 10-K.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS.

1.	Financial Statements and Schedules.

Schedule	Description
VI	Spigit, Inc. Consolidated Financial Statements for the year ended December 31, 2012 (Unaudited)

Consolidated Balance Sheet (Unaudited)

Consolidated Statement of Operations (Unaudited)

Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders' Deficit (Unaudited)

Consolidated Statement of Cash Flows (Unaudited)

Notes to Consolidated Financial Statements (Unaudited)

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

3. Unaudited financial statements of Spigit, Inc., provided in accordance with Rule 3-09 of Regulation S-X as Schedule VI

Spigit, Inc.
Consolidated Financial Statements
December 31, 2012 (Unaudited)

Spigit, Inc.
Index
December 31, 2012

Consolidated Financial Statements

Spigit, Inc.
Consolidated Balance Sheet
December 31, 2012 (Unaudited)

(In thousands)	2012
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,147
Accounts receivable	4,698
Prepaid assets and other current assets	126
Total current assets	5,971
Long-term reseller receivables	590
Property and equipment, net	1,704
Total assets	8,265
Liabilities, Convertible Redeemable Preferred Stock, and Stockholders' Deficit
Current liabilities:
Accounts payable	2,408
Accrued and other liabilities	2,129
Deferred revenue	7,251
Current portion of debt	10,039
Total current liabilities	21,827
Deferred revenue	1,114
Total liabilities	22,941
Convertible redeemable preferred stock
Series A1 convertible preferred stock, par value $0.01 – 580 shares authorized; 553 shares issued and outstanding at December 31, 2012 (liquidation preference of $638)	638
Series A2 convertible preferred stock, par value $0.01 – 1,000 shares authorized; 1,000 shares issued and outstanding at December 31, 2012 (liquidation preference of $1,000)	1,000
Series B1 convertible preferred stock, par value $0.01 – 1,267 shares authorized; 1,267 shares issued and outstanding at December 31, 2012 (liquidation preference of $4,481)	3,589
Series B2 convertible preferred stock, par value $0.01 – 497 shares authorized; 497 shares issued and outstanding at December 31, 2012 (liquidation preference of $2,577)	2,027
Series C convertible preferred stock, par value $0.01 – 3,299 shares authorized; 3,299 shares issued and outstanding at December 31, 2012 (liquidation preference of $16,961)	13,232
Series D convertible preferred stock, par value $0.01 – 1,129 shares authorized; 1,121 shares issued and outstanding at December 31, 2012 (liquidation preference of $16,205)	11,963
Series E convertible preferred stock, par value $0.01 – 1,522 shares authorized; 1,126 shares issued and outstanding at December 31, 2012 (liquidation preference of $23,065)	16,467
Total convertible redeemable preferred stock	48,916
Stockholders’ deficit
Common stock, par value $0.01; 14,000 authorized shares; 630 issued and outstanding at December 31, 2012	—
Additional paid‐in capital	—
Accumulated deficit	(63,592)
(63,592)
Total liabilities, convertible redeemable preferred stock, and stockholders’ deficit	$8,265

The accompanying notes are an integral part of these consolidated financial statements.

Spigit, Inc.
Consolidated Statement of Operations
Years Ended December 31, 2012 (Unaudited)

(In thousands)	2012
(Unaudited)

Revenues	$17,420
Cost of revenue	(4,463)
Gross profit	12,957
Operating expenses
Operating expense	5,140
Research and development	5,272
Sales and marketing	11,158
General and administrative	6,814
Total operating expenses	28,384
Operating loss	(15,427)
Other income (expense), net
Other income	2,129
Interest expense	(445)
1,684
Loss before provision for income taxes	(13,743)
Provision for income taxes	(68)
Net loss	$(13,811)

The accompanying notes are an integral part of these consolidated financial statements.

Spigit, Inc.
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Years Ended December 31, 2012 (Unaudited)

	Convertible Redeemable Preferred Stock		Common Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
(In thousands)	Shares	Amount	Shares	Amount

Balance at December 31, 2011	8,342	$38,212	602	—	—	$(46,080)	$(46,080)

Issuance of Series E-2 convertible preferred stock at $13.43 per share in cash, net of issuance costs	521	7,003	28	—	—
Accretion of preferred dividends, premium and issuance costs		3,701				(3,701)	$(3,701)
Net loss						(13,811)	$(13,811)
Balance at December 31, 2012	8,863	$48,916	630	—	—	$(63,592)	$(63,592)

The accompanying notes are an integral part of these consolidated financial statements.

Spigit, Inc.
Consolidated Statement of Cash Flows
Years Ended December 31, 2012 (Unaudited)

(In thousands)	2012
(Unaudited)

Operating activities
Net loss	$(13,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,346
Changes in operating assets and liabilities:
Accounts receivable	(887)
Prepaid assets and other assets	(155)
Accounts payable	789
Accrued and other liabilities	(1,130)
Deferred revenue	1,097
Net cash used in operating activities	(12,751)
Investing activities
Purchases of property and equipment	(583)
Net cash used in investing activity	(583)
Financing activities
Proceeds from loans due to shareholders	2,000
Proceeds from exercise of stock options	32
Proceeds from issuance of series E preferred stock, net of issuance costs	7,003
Net cash provided by financing activities	9,035
Net decrease in cash and cash equivalents	(4,299)
Cash and cash equivalents
Beginning of year	5,446
End of year	$1,147

The accompanying notes are an integral part of these consolidated financial statements.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

1.	The Company:
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
Liquidity and Capital Resources
The Company's financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Since its inception, the Company has incurred net losses and has an accumulated deficit of $63.6 million as of December 31, 2012 and the Company's $8 million bank loan is due June 30, 2013. Management believes that operating losses and negative cash flows from operations will continue in the foreseeable future. This and other factors raise substantial doubt about the Company's ability to continue as a going concern. Management plans to continue to finance the Company's operations with a combination of additional sales of its equity and debt. If adequate funds are not available in the future, the Company may be required to delay, reduce the scope of, or eliminate certain of its critical activities, including product development, or suspend its business operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In January 2013, the Company completed an offering of approximately 1.8 million shares of series F preferred stock at $2.7782 per share ("series F"), raising approximately $5 million. The series F shares vote one for one, and require a cumulative dividend of 8.5% of the issue price per annum. In the event of a liquidation of the Company, the series F are entitled to preferential payments of two times the issue price plus all unpaid and accrued dividends and are convertible into common stock of the Company in certain events. The series F is owned by one shareholder, PICO Holdings, Inc, a publicly traded company listed on NASDAQ ("PICO"), which also owns approximately 3 million shares of the Company's common stock, resulting in total voting ownership of approximately 67% of the Company at March 15, 2013.
During 2012, the Company borrowed $2 million from it two largest existing shareholders (one of them being PICO). The loans had a stated interest rate of 11% and were due to be repaid on March 30, 2013. However, in 2013 and concurrent with the series F offering, the loans were amended and the outstanding principle and accrued interest was converted at $2.778 per share into approximately 736,000 shares of the Company's common stock.
In conjunction with the sale of the series F, the Company also exchanged all of the previously existing preferred stock outstanding (series A through series E) into one-fifth of a share of the Company's common stock effectively converting and canceling such preferred stock. The resulting capital structure of the Company's issued and outstanding equity consisted of 5.4 million shares of common stock and 1.8 million shares of series F.
Agreed to in the series F offering is a stipulation that states if the Company meets certain cash flow targets for the period February 2013 through April 2013, then the current series F preferred shareholders would be obligated before May 31, 2013, to invest an additional $5 million for 1.8 million shares of series F.

2.	Summary of Significant Accounting Policies:
Classification of Redeemable Convertible Preferred Stock
The Company applies Accounting Series Release (ASR) 268, an amendment to Regulation S-X, in the preparation of its consolidated financial statements and presents its redeemable convertible preferred stock, whose redemption is outside the control of the Company. The Company is required to present separately, in its balance sheet, amounts applicable to the following three general classes of securities (1) preferred stocks subject to mandatory redemption requirements or whose redemption is outside the control of the issuer, (ii) preferred stocks which are not redeemable or are redeemable solely at the option of the issuer, and (iii) common stocks. In addition, the rules require disclosure of redemption terms, five-year maturity data, and changes in redeemable preferred stock.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

Due to the redemption provisions, the Series A through E are classified outside of permanent equity as “Mezzanine” at their original fair value on the date of issue, net of issuance costs. Accretion charges for Series B through E are recorded to increase the net amount of these shares to the redemption amount, including cumulative dividends of an additional 8.5% per annum and a 10% premium over their original issuance price, payable in respect of each of these preferred stock, at the earliest possible redemption date of October 19, 2016. The accretion charges are recorded against additional paid-in capital, if any, as the Company currently does not have retained earnings, and to accumulated deficit once there is no additional paid-in capital available. During the year ended December 31, 2013, accretion of $3.7 million was recorded against accumulated deficit as the Company did not have any additional-paid-in-capital available.
Regulation S-X sets forth the form and content of and requirements for financial statements required to be filed as part of registration statements under the Securities Act of 1933 or a filing of separate financial statements of significant subsidiaries. As such, these provisions are not required for private companies.
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in the United Kingdom. All intercompany accounts and transactions have been eliminated in consolidation.
Foreign Currency
The functional currency of the Company's foreign subsidiary is the US dollar. Accordingly, the consolidation of the financial statements does not require the recording of translation adjustments. Foreign exchange gains or losses associated with the foreign currency transactions are included in the results of operations and were not material in 2012.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting periods covered by the financial statements and accompanying notes. In particular, the Company makes estimates with respect to revenue recognition, collectability of accounts receivable, software capitalization, warranty reserves, useful lives of long-lived assets, including property, plant and equipment, stock-based compensation, income taxes and contingencies. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to their short maturities. Based on the borrowing rates currently available to the Company for loans with similar terms, the carrying value of the Company's debt approximates its fair value.
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
December 31, 2012 (Unaudited)

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
Income Taxes
The Company uses the asset and liability method to account for income taxes in accordance with the authoritative guidance. Under this method, deferred tax assets and liabilities are determined based on future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.
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
The Company's customers do not have the contractual right to take possession of the software in substantially all transactions. Instead, the software is delivered through the Internet from the Company's hosting facilities. Fixed fee subscription services include access to the hosted software, set-up assistance and customer support, which are exclusively provided to direct customers by the Company and is considered non-separable deliverables. The Company recognizes the subscription fee ratably over the contracted term of the subscription agreement, generally one year. Revenue recognition commences on the later of the start date specified in the subscription arrangement, the date the customer's first module is set-up and access is granted to the customer, and when all of the revenue recognition criteria have been met, including when any acceptance period lapses.
The Company's consulting services consist of certain professional services, business process consulting and training services that are short-term in nature. Consulting services may be purchased separately at any time to complement or enhance the customers' experience in Spigit products and services.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

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

The Company adopted this accounting guidance for arrangements entered into or materially modified after January 1, 2011. The Company expanded its offering of consulting services in connection with subscription services in multiple elements arrangements. The Company accounts for subscription and consulting services revenue as separate units of account. Subscription services are routinely sold separately by the Company as the consulting services are not essential to the functionality of the hosted application and customers renew their subscription without additional services. The Company allocates revenue to each unit of account based on a selling price hierarchy. The selling price for a deliverable is based on its VSOE, if available, TPE, if VSOE is not available, or ESP, if neither VSOE nor TPE are available.
Since VSOE and TPE are not available for the Company's subscription or consulting services, the Company uses ESP to allocate revenue. The Company establishes ESP within a range of selling prices considering multiple factors including, but not limited to, standalone sales, price list adjusted for discounting practices and margin objectives.
The adoption of this standard did not have a material impact on the Company's revenue recognition for multiple deliverable arrangements.
In 2012, one customer accounted for 7% of the Company's revenues and one customer accounted for 10.5% of the Company's accounts receivable balance
Deferred Revenue
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
Additionally, the Company’s arrangements generally include provisions for indemnifying customers against liabilities if its services infringe a third party’s intellectual property rights or a breach by the Company if its confidentiality obligations harms a third party. To date, the Company has not incurred any material costs as a result of those indemnifications and has not accrued any liabilities related to these obligations in the accompanying consolidated financial statements.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

Advertising and Promotion Costs
Expenses related to advertising and promotions of products are charged to sales and marketing expense as incurred. Advertising and promotion expenses amounted to approximately $177,000 for the year ended December 2012.
Allowance for Doubtful Accounts
The Company makes judgments as to its ability to collect outstanding accounts receivable and provides allowances for accounts receivable when and if collection becomes doubtful. The Company had no allowance for doubtful accounts as of December 31, 2012.
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
Recent Accounting Pronouncements
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

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

3.    Balance Sheet
Property and Equipment, Net:

(in thousands)	2012

Furniture	$114
Leasehold improvements	94
Computer hardware	287
Software cost capitalized	2,646
3,141
Less: Accumulated depreciation and amortization	(1,437)
Total property and equipment, net	$1,704

Depreciation expense totaled $91,000 for the year ended December 31, 2012. Amortization expense, consisting primarily of amortization of capitalized costs of internally developed software, totaled $735,000 for the year ended December 31, 2012.
Accrued and Other Current Liabilities:

(in thousands)	2012

Accrued commissions and bonuses	$241
Accrued paid-time-off	869
Accrued taxes	735
Other	284
$2,129

Commitments and Contingencies:
The Company leases various office facilities in California, under non-cancellable operating lease agreements with expiration dates in 2012 and 2013. Rent expense for the year ended December 31, 2012 was approximately $565,000. Aggregate future minimum payments required under these leases at December 31, 2012 are as follows:

(in thousands)

2013	$89
Thereafter	—
$89

The Company from time to time could be subject to legal proceedings arising in the normal course of its business activities. Depending on the nature and timing of any such dispute, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a future period. The Company records a liability for legal matters if and when such liability is probable and reasonably estimable. As of December 31, 2012, the Company did not have any recorded liabilities related to legal matters nor did the Company have any exposure to a reasonably possible material contingency.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

4.	Fair Value Measurements:
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

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The Company did not have any material fair value measurements in 2012.

5.	Credit Facility and Related Party Debt:
The Company has a loan and security agreement with a bank to borrow up to $10 million under a line of credit facility. Borrowings under the credit facility bear interest at a per annum rate equal to the greater of: (a) the bank Prime Rate; or (b) the rate of interest equal to the sum of (i) 2.50% plus (ii) the Daily Adjusting LIBOR Rate. If the bank determines that it is unable to determine the Daily Adjusting LIBOR Rate for any day, the “Prime Rate” would be the per annum rate which is equal to the greater of: (i) the Prime Rate in effect on such day; or (ii) 2.50% per annum.
The credit facility is collateralized by all of the Company’s assets, including intangible assets, and matures on June 30, 2013.
The Company is subject to financial covenants under the line of credit. The Company is required to achieve certain gross bookings, calculated on a rolling two quarter basis, and the Company is required to achieve a certain renewal rate of the customer licenses. Neither of those covenants have been violated as of December 31, 2012. The Company is also required to produce audited financial statements within 120 days of its December 31, year end. In addition, the bank requires the Company to maintain a majority of its cash with the bank account, with at least a minimum balance of $1 million during the term of the credit facility. The bank has the right to terminate or reduce the line of credit upon (i) any material adverse effect on the business, operations, property or financial condition of the Company, (ii) any material adverse effect on the ability of the Company to repay borrowings or otherwise perform, observe or comply with any of its other obligations under the line of credit, (iii) any material adverse effect on the validity or enforceability of any of the material rights or remedies of the bank, or (iv) any material adverse effect on any of the security interests and liens of the bank in any property constituting a collateral. As of December 31, 2012, the Company had borrowings of approximately $8 million outstanding under the line of credit.
Related Party Debt:
At December 31, 2012, the Company had $2 million in debt outstanding that is due to its two largest existing shareholders. The funds were borrowed in 2012, had a stated interest rate of 11% and were due to be repaid on March 30, 2013. However, in 2013 the loans were amended and concurrent with the series F offering, the principle balance and accrued interest were converted at $2.778 per share into 736,000 shares of the Company's common stock.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

6.	Redeemable Convertible Preferred Stock and Stockholders’ Deficit:
Common Stock
The Company’s Certificate of Incorporation, as amended, authorizes the Company to issue 14,000,000 shares of $0.01 par value common stock. The holders of common stock are entitled to receive dividends whenever funds are legally available and when and if declared by the Board of Directors, subject to the prior rights of holders of all classes of preferred stock outstanding.
Preferred Stock
The table below provides information on the Company’s preferred stock offerings (in thousands) as of December 31, 2012:

Preferred Stock (1)	Shares Authorized	Shares Issued and Outstanding	Original Issuance Value (less Issuance Costs)	Liquidation Value (2)

Series A-1 preferred stock(4)	780	553	$638	$638
Series A-2 preferred stock(4)	1,000	1,000	$1,000	$1,000
Series B-1 preferred stock(3)	1,267	1,267	$2,533	$4,481
Series B-2 preferred stock	497	497	$1,492	$2,577
Series C preferred stock	3,299	3,299	$9,850	$16,961
Series D preferred stock	1,121	1,121	$10,113	$16,205
Series E preferred stock	1,522	1,126	$15,122	$23,065

(1)	All of the classes of preferred stock presented in the table above are collectively referred hereinafter as the Preferred Stock.

(2)
Includes cumulative accruing dividends through October 24, 2016 and a liquidation premium equal to 10% of the original issue price of each class of the preferred stock accretion using the interest rate method through October 24, 2016, the earliest optional redemption date by their holders.

(3)	Of the $2.5 million carrying value of the Series B-1 preferred stock, approximately $1.5 million represents the conversion of a promissory note by an investor in July 2009.

(4)	The Series A-1 together with the Series A-2 preferred stock are hereinafter referred to as the Series A preferred stock.
Voting
Each holder of the Preferred Stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of preferred stock are convertible.
Dividends
The holders of the Series B, Series C, Series D and Series E preferred stock, in preference to the holders of the Series A preferred stock or any other capital stock, are entitled to cash dividends at a rate of 8.5% (per annum) of the initial issuance price of each class of preferred stock. The dividends are cumulative and payable only when and as declared by the Board of Directors. The dividend is accrued within the lines convertible redeemable preferred stock in the accompanying consolidated balance sheets and amounted to $3.7 million at December 31, 2012.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

Liquidation
In the event of any liquidation, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of the Series B, Series C, Series D and Series E preferred stock would be entitled to receive a liquidation preference over the Series A preferred stock and common stock equal to the issuance price of their shares of the Series B, Series C, Series D and Series E preferred stock plus accrued dividends. After the full liquidation preference had been paid to the holders of the Series B, Series C, Series D and Series E preferred stock, any remaining funds and assets of the Company legally available for distribution to stockholders would be distributed pro rata to the holders of the Series A preferred stock, and then among the holders of the Series B, Series C, Series D and Series E preferred stock and common stock, on an as-converted basis. With respect to the liquidation rights of the Series B, Series C, Series D and Series E preferred stock, a merger or consolidation of the Company in which its stockholders do not retain a majority of the voting power in the surviving corporation, or a sale of all or substantially all of the Company’s assets, would each be deemed to be a liquidation, dissolution or winding up of the Company, entitling the holders of the Series B, Series C, Series D and Series E preferred stock to the liquidation preference described above.
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
The Series A preferred stock automatically converts into common stock upon the closing of an underwriting public offering of shares of common stock of the Company at an offering price of at least $3.00 per share and gross proceeds to the Company in excess of $25 million. The Series B, Series C, Series D and Series E preferred stock automatically converts into common stock upon the closing of an underwriting public offering of shares of common stock of the Company at an offering price of at least $21.00 per share and gross proceeds to the Company in excess of $50 million.
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

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

8.	Stock-Based Compensation:
The Company’s 2007 Stock Incentive Plan (the “Plan”), provides for the issuance of stock options and restricted stock grants to eligible employees of the Company. Under the Plan, options to purchase common stock and restricted stock awards may be granted at no less than the fair value of the Company’s common stock on the date of the grant. These awards generally have vesting terms of 1/4th of the total number of shares on the twelve-month anniversary of the vesting commencement date and 1/48th of the original number of shares each month thereafter and expire 10 years from the date of grant. Fair value is determined by the Board of Directors. The fair value estimate incorporates various subjective assumptions, including information about comparable public companies and expectations as to future cash flows and liquidity events. As of December 31, 2012, 1.5 million shares were authorized for issuance to officers, directors, employees and consultants of the Company pursuant to the Plan, of which approximately 112,000 shares were available for future grants under the Plan.
The following table summarizes the activity for stock options for the year ended December 31, 2012:

(in thousands, except per share and term data)	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

January 1, 2012	665	$1.30
Granted	396	0.77
Exercised	(28)	1.12
Forfeited/canceled	(235)	1.34
Balance at December 31, 2012	798	$1.09	7.9
Vested and expected to vest
as of December 31, 2012	798	$1.09	7.9
Exercisable as of December 31, 2012	402	$1.41	7.1

9.	Income Taxes:
The components of loss before income tax expense at December 31, 2012 were as follows:

(in thousands)	2012
(Unaudited)

US Sources	$(14,130)
Foreign Sources	387
Total Sources	$(13,743)

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

The components of the provision for income taxes at December 31, 2012 were as follows:

(in thousands)	2012
(Unaudited)

Current
Federal	$—
State	4
Foreign	64
68
Deferred
Federal	—
State	—
Foreign	—
—
Total provision for income taxes	$68
Deferred tax assets (liabilities) at December 31, 2012 consisted of the following:

(in thousands)	2012
Deferred tax assets	(Unaudited)
Depreciation and amortization	$5,462
Stock compensation	2
Research and development tax credits	1,128
Net operating loss carryforward	15,501
22,093
Deferred tax liabilities
Accruals and other	(108)
(108)
Valuation allowance	(21,985)
Net deferred tax assets	$—

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

Reconciliation of the statutory federal income tax to the Company's effective tax at December 31, 2012 is as follows:

(in thousands)	2012
(Unaudited)
Tax at statutory federal rate	$(4,651)
State tax, net of federal benefit	2
Foreign income taxed at different rates	(68)
Permanent differences	48
Change in valuation allowance	4,742
Other	(5)
$68

As of December 31, 2012, gross deferred tax assets were $22.1 million. The Company has recorded a valuation allowance of approximately $22 million at December 31, 2012. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax asset in accordance with ASC 740-10, "Accounting for Income Taxes." Based on the available objective evidence, management believes it is more likely than not that the net deferred tax assets will not be fully realizable for the year ended December 31, 2012. Accordingly, management has applied a full valuation allowance against its net deferred tax assets at December 31, 2012. The net change in the total valuation allowance for the year ended December 31, 2012 was approximately $4.7 million.
The Company files a consolidated federal income tax return and files returns in California and 14 other states.

At December 31, 2012 the Company had approximately $39.9 million of Federal and $26 million of various state net operating loss carryforwards available to reduce future taxable income which will begin to expire in 2026 for federal and 2016 state purposes.
The Company has research credit carryfowards of approximately $1.2 million and $800,000 for federal and state income tax respectively. If not utilized, the federal carryforward will expire in various amounts beginning in 2027. The California credit can be carried forward indefinitely.
United States income taxes were not provided on unremitted earnings from non-United States subsidiaries. Such unremitted earnings are considered to be indefinitely reinvested and determination of the amount of taxes that might be paid on these undistributed earnings is not practicable because of the complexities of the hypothetical calculation.
Internal Revenue Code section 382 places a limitation (the "Section 382 Limitation") on the amount of taxable income that can be offset by net operating loss ("NOL") carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. California has similar rules. The Company's capitalization described herein may have resulted in such a change. Generally, after a control change, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 Limitation. Additionally, Internal Revenue Code section 383 places a similar limitation on income tax credit a corporation may be able to utilize after a change in control.
On January 1, 2009, the Company adopted the provisions of FASB Accounting Standards Codification (ASC 740-10), "Accounting for Uncertainty in Income Taxes." ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax position that have been taken or expected to be taken on a tax return. As of December 31, 2012, the Company had unrecognized tax benefits of approximately $998,000. It is unlikely that the amount of the unrecognized tax benefits will significantly change over the next 12 months.

Spigit, Inc.
Notes to Consolidated Financial Statements
December 31, 2012 (Unaudited)

The following table summarizes the activity related to the Company's gross unrecognized tax benefits (in thousands):

(in thousands)	2012

Gross Unrecognized tax benefits at January 1	$306
Gross increases (decreases) related to prior year tax positions	(11)
Gross increases (decreases) related to current year tax positions	703
Gross Unrecognized tax benefits at January 1	$998

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 1, 2013	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director