Form 10-Q
period 2013-03-31
PICO HOLDINGS INC /NEW
filed 2013-05-10
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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
Yes ☐ No ☒
On May 9, 2013, the registrant had 22,733,649 shares of common stock, $0.001 par value outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended March 31, 2013

Part I: Financial Information

Item I: Condensed Consolidated Financial Statements (Unaudited)

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands)

	March 31, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$62,368	$100,115
Investments ($48.4 million and $48.5 million measured at fair value at March 31, 2013, and December 31, 2012, respectively)	50,450	50,524
Notes and other receivables, net	15,297	10,487
Real estate and water assets, net	361,178	342,338
Property and equipment, net	127,896	128,654
Other assets	58,703	35,056
Total assets	$675,892	$667,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$30,215	$25,063
Deferred compensation	22,964	22,607
Debt	158,810	141,008
Total liabilities	211,989	188,678

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 25,807 issued and 22,734 outstanding at March 31, 2013, and December 31, 2012.	26	26
Additional paid-in capital	527,537	526,591
Retained earnings (deficit)	(9,760)	5,215
Accumulated other comprehensive loss	(1,026)	(2,014)
Treasury stock, at cost (common shares: 3,073 in 2013 and 2012)	(56,593)	(56,593)
Total PICO Holdings, Inc. shareholders’ equity	460,184	473,225
Noncontrolling interest in subsidiaries	3,719	5,271
Total shareholders’ equity	463,903	478,496
Total liabilities and shareholders’ equity	$675,892	$667,174

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
REVENUES AND OTHER INCOME:
Sale of real estate and water assets	$11,807	$3,544
Sale of canola oil and meal	39,556
Sale of software	3,650
Other income	1,795	2,141
Total revenues and other income	56,808	5,685

COST OF SALES:
Cost of real estate and water assets sold	8,052	2,310
Cost of canola oil and meal sold	40,605
Cost of software sold	1,301
Total cost of sales	49,958	2,310

EXPENSES:
Operating and other costs	20,178	8,889
Interest	1,698	1,014
Depreciation and amortization	2,533	405
Total costs and expenses	74,367	12,618
Loss from continuing operations before income taxes	(17,559)	(6,933)
Benefit for federal, foreign, and state income taxes	(784)	(1,198)
Loss from continuing operations	(16,775)	(5,735)
Income from discontinued operations, net of income taxes		617
Net loss	(16,775)	(5,118)
Loss attributable to noncontrolling interests	1,800	222
Net loss attributable to PICO Holdings, Inc.	$(14,975)	$(4,896)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED, CONTINUED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Other Comprehensive Income:
Net loss	$(16,775)	$(5,118)
Other comprehensive income, net of tax:
Unrealized appreciation on available-for-sale securities	752	1,540
Foreign currency translation	236	11
Total other comprehensive income, net of tax	988	1,551
Comprehensive loss	(15,787)	(3,567)
Comprehensive loss attributable to noncontrolling interests	1,800	222
Comprehensive loss attributable to PICO Holdings, Inc.	$(13,987)	$(3,345)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.66)	$(0.24)
Income from discontinued operations		0.02
Net loss per common share	$(0.66)	$(0.22)
Weighted average shares outstanding	22,734	22,723

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, January 1, 2013	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496
Stock-based compensation expense			946						946
Changes in ownership of noncontrolling interest								248	248
Net loss				(14,975)				(1,800)	(16,775)
Unrealized appreciation on investments					752				752
Foreign currency translation					236				236
Ending balance, March 31, 2013	25,807	$26	$527,537	$(9,760)	$(1,026)	3,073	$(56,593)	$3,719	$463,903

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, January 1, 2012	27,122	$27	$546,608	$34,288	$(959)	4,417	$(78,152)	$7,850	$509,662
Stock-based compensation expense			1,061						1,061
Exercise of restricted stock unit	94		(1,019)			30	(667)		(1,686)
Retirement of PICO common stock	(1,207)	(1)	(18,278)			(1,207)	18,279		—
Net loss				(4,896)				(222)	(5,118)
Unrealized appreciation on investments					1,540				1,540
Foreign currency translation					11				11
Ending balance, March 31, 2012	26,009	$26	$528,372	$29,392	$592	3,240	$(60,540)	$7,628	$505,470

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
OPERATING ACTIVITIES:

Cash used in operating activities - continuing operations	$(46,865)	$(19,736)
Cash provided by operating activities - discontinued operations		51
Net cash used in operating activities	(46,865)	(19,685)

INVESTING ACTIVITIES:
Purchases of investments	(5,526)	(4,650)
Proceeds from sale of investments	6,810	6,499
Proceeds from maturity of investments		831
Purchases of property and equipment	(432)	(14,371)
Cash acquired in connection with purchase of Spigit, net of cash paid	174
Decrease in restricted deposits	1,870
Other investing activities, net		10
Cash provided by (used in) investing activities - continuing operations	2,896	(11,681)
Cash provided by investing activities - discontinued operations		2,110
Net cash provided by (used in) investing activities	2,896	(9,571)

FINANCING ACTIVITIES:
Repurchase of shares and payment of withholding taxes on RSU exercise		(1,019)
Repayment of debt	(3,832)	(1,807)
Proceeds from debt	9,513	17,413
Net cash provided by financing activities - continuing operations	5,681	14,587

Effect of exchange rate changes on cash	541	(480)
Decrease in cash and cash equivalents	(37,747)	(15,149)
Cash and cash equivalents beginning of the period	100,115	125,547
Cash and cash equivalents end of the period	62,368	110,398
Less cash and cash equivalents of discontinued operations at the end of the period		28,378
Cash and cash equivalents of continuing operations at the end of the period	$62,368	$82,020

SUPPLEMENTAL CASH FLOW INFORMATION:
(Refund) payment for federal, foreign, and state income taxes	$(33)	$2,567
Interest paid, net of amounts capitalized	$2,717	$827
Non-cash investing and financing activities:
Increase in assets from business combination	$21,533
Increase in liabilities from business combination	$20,377
Conversion of note receivable to common stock in Spigit	$820
Accrued offering costs	$923
Unpaid liability incurred for construction costs		$7,102
Mortgage incurred to purchase real estate	$4,691	$360

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC. During the year ended 2012, the Company sold the two companies that previously comprised the insurance in run-off segment. As a result of the transaction, the assets and liabilities of the insurance segment qualified as held for sale and were classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the insurance segment as discontinued operations.

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of other-than-temporary impairments, and the application of the equity method of accounting, goodwill and intangibles, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, purchase price allocation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2013, and December 31, 2012, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

At March 31, 2013, the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the “Plan”). The Plan provides for the grant or award of various equity incentives to PICO employees, non-employee, directors, and consultants.  A total of 2,654,000 shares of common stock are issuable under the Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights (“SAR”), restricted stock awards, performance shares, performance units, restricted stock units (“RSU”), deferred compensation awards, and other stock-based awards.  The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes.  Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO Holdings common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

Restricted Stock Units (RSU):

A summary of activity of the RSU is as follows:

RSU
Outstanding at January 1, 2013	467,716
Granted	—
Vested	—
Outstanding at March 31, 2013	467,716
Unrecognized compensation cost (in thousands)	$5,565

 The Company recorded stock based compensation expense of $946,000 and $1 million, for the three months ended March 31, 2013 and 2012, respectively for the RSU outstanding during the period.

During the three months ended March 31, 2012, 140,000 RSU vested which resulted in delivery of 94,176 newly issued shares of PICO common stock.

Stock-Settled Stock Appreciation Rights (SAR):

There were no SAR granted or exercised during the three months ended March 31, 2013 or 2012. There was no stock-based compensation expense recognized for SAR during the three months ended March 31, 2013 or 2012 as there were no unvested SAR in those periods.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2013	1,812,079	$36.16	3.5 years
Expired	(195,454)
Outstanding and exercisable at March 31, 2013	1,616,625	$36.45	3.1 years

At March 31, 2013, none of the outstanding SAR were in-the-money.

Business Combination:

At December 31, 2012, the Company owned 27% of the voting stock in Spigit, Inc. (“Spigit”), a privately held company that develops enterprise innovation software.  Accordingly, the Company recorded its investment in Spigit as an unconsolidated affiliate using the equity method of accounting. However, the Company had not recorded any losses reported by Spigit since 2011, as previous losses had reduced the carrying value of the Company’s investment in Spigit to zero at December 31, 2011.

Effective January 31, 2013, the Company acquired additional voting preferred stock (“Series F preferred stock”) in Spigit for $5 million and obtained additional common stock by converting existing outstanding term loans with Spigit. Simultaneous with the Company’s acquisition of the Series F preferred stock, Spigit completed a one-for-five reverse split of certain other preferred shares outstanding. All issuances of Spigit’s preferred stock prior to the Series F preferred stock were then converted to common stock such that, as of March 31, 2013, Spigit’s capitalization consists only of Series F preferred stock which is owned entirely by the Company, and common stock. The effect of these transactions resulted in the Company owning approximately 67% of the total outstanding voting interest of Spigit. In accordance with applicable accounting guidance, the acquisition was accounted for under the acquisition method of accounting and as such, the results of Spigit were included in the Company's results of operations from the date of acquisition.

In conjunction with the acquisition, the Company also agreed to invest an additional $5 million by May 31, 2013 if Spigit, as of April 30, 2013, achieved certain pre-determined operational cash flow targets established by the Company. Spigit has met the pre - determined targets and accordingly the Company will invest a further $5 million in the Series F preferred stock upon satisfactory resolution of Spigit’s breach of its debt reporting covenant discussed below under Debt.

The allocation of the acquired assets and liabilities requires extensive use of accounting estimates and judgments to allocate the purchase price to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The Company’s purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available, including information relating to tax matters and finalization of the Company’s valuation of identified intangible assets. The major classes of assets to which the Company preliminarily allocated the purchase price were goodwill of $5.1 million and identifiable intangible assets of $10.2 million. The measurement periods for purchase price allocations end as soon as information on the facts and circumstances becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill, retroactive to the periods in which the acquisitions occurred.

The following table summarizes the consideration transferred and the estimated fair values of net assets acquired and liabilities assumed (in thousands):

Consideration transferred:
Cash paid	$5,000
Term loan converted to common stock	820
Fair value of the noncontrolling interest	248
Fair value of the Company’s existing investment prior to the acquisition	88
$6,156
Net assets acquired:
Cash	$5,174
Property, plant and equipment	1,524
Accounts receivable	3,608
Goodwill	5,101
Intangible assets	10,249
Other assets	877
Total asset	26,533
Debt	(8,038)
Deferred revenue	(8,271)
Accounts payable and accrued liabilities	(4,068)
Total liabilities	(20,377)
Net assets acquired	$6,156

The following table summarizes the proforma financial information of the Company as if the acquisition occurred at the beginning of the periods presented:

	March 31, 2013	March 31, 2012
Revenue	$58,345	$9,747
Net loss	$(17,272)	$(7,599)
Basic and diluted loss per share	$(0.76)	$(0.33)

Sale of Software:

Revenue consists of fixed subscription fees for the Company’s software and services. The Company commences revenue recognition when all of the following conditions are met: (1) Persuasive evidence of an arrangement exists; (2) Subscription or services have been delivered to the customer; (3) Collection of related fees is reasonably assured; and (4) Related fees are fixed or determinable.

The Company’s customers do not have the contractual right to take possession of the software in substantially all transactions. Instead, the software is delivered through the internet from the Company’s hosting facilities. Fixed fee subscription services include access to the hosted software, set-up assistance and customer support, which are exclusively provided to direct customers by Spigit and considered non-separable deliverables. The Company recognizes the subscription fee ratably over the contracted term of the subscription agreement, generally one year. Revenue recognition commences on the later of the start date specified in the subscription arrangement, the date the customer’s first module is set-up and access is granted to the customer, and when all of the revenue recognition criteria have been met, including when any acceptance period lapses.

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

Cost of Software Sold:

Cost of software sold primarily consists of costs related to hosting of the Company’s application suite and expenses related to its hosting facility, plus the cost of providing consulting services to our customers.

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

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts in revenues with a corresponding increase in the trust assets (except in the case of PICO stock, which is reported as treasury stock, at cost). There is an increase in the deferred compensation liability when there is appreciation in the market value of the assets held, with a corresponding expense recognized in operating and other costs. In the event the trust assets decline in value, the Company reverses previously expensed compensation. The assets of the plan are held in rabbi trust accounts. Such accounts hold various investments that are consistent with the Company’s investment policy, and are accounted for and reported as available-for-sale securities in the accompanying condensed consolidated balance sheets. Assets of the trust are distributed according to predetermined payout elections established by each participant.

At March 31, 2013 and December 31, 2012, the Company had $23 million and $22.6 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.

The deferred compensation liability increased by $357,000 during the three months ended March 31, 2013 primarily due to an increase in the fair value of the assets of $618,000, offset by payments to participants. Included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended March 31, 2013 and 2012 is compensation expense of $618,000 and $1.6 million, respectively.

Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss are as follows (in thousands):

	March 31, 2013	December 31, 2012

Net unrealized appreciation on available-for-sale investments	$5,207	$4,455
Foreign currency translation	(6,233)	(6,469)
Accumulated other comprehensive loss	$(1,026)	$(2,014)

The unrealized appreciation on available-for-sale investments is net of a deferred income tax liability of $2.9 million at March 31, 2013 and $2.4 million at December 31, 2012. The foreign currency translation is net of a deferred income tax asset of $3.1 million at March 31, 2013 and $3.3 million at December 31, 2012.

Real Estate and Water Assets:

The Company’s real estate and water assets include certain intangible assets which consist primarily of certain water rights, water credits, and the exclusive right to use assets that the Company constructed and later dedicated to various municipalities located in select markets in Nevada, primarily in Washoe and Lyon counties. The rights have indefinite useful lives and are therefore not amortized. Intangible assets with indefinite lives are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts. No impairment charges were recorded during the three months ended March 31, 2013 or 2012.

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, the asset is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At March 31, 2013 and December 31, 2012, the Company had real estate of $7.9 million and $2.9 million, respectively, classified as held for sale.

The costs assigned to the various components of real estate and water assets was as follows (in thousands):

	March 31, 2013	December 31, 2012
Real estate	$185,114	$166,220
Real estate improvements	4,182	4,464
Water and water rights	86,992	86,764
Pipeline rights and water credits	84,890	84,890
	$361,178	$342,338

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

At March 31, 2013 and December 31, 2012, the Company had $14 million and $8.1 million, respectively, in inventory, the majority of which is considered readily marketable.

Derivatives:

In the normal course of business, the Company uses derivative instruments to manage its exposure to movements associated with agricultural commodity prices. The Company generally uses exchange traded futures to minimize the effects of changes in the prices of agricultural commodities in its agricultural commodity inventories and forward purchase and sale contracts. The Company recognizes each of its derivative instruments as either assets or liabilities at fair value in its condensed consolidated balance sheets. While the Company considers exchange traded futures and forward purchase and sale contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Changes in the fair value of these contracts and related readily marketable agricultural commodity inventories are included in cost of canola oil and meal sold in the condensed consolidated statements of operations and comprehensive income or loss.

Debt:

The Company has debt outstanding primarily related to its real estate and agribusiness operations. As of March 31, 2013, and in conjunction with the acquisition of the controlling financial interest and consolidation of Spigit, the Company has reported in the accompanying condensed consolidated balance sheets, an $8 million revolving credit facility Spigit has with Comerica Bank. The loan bears interest at prime plus 250 basis points, currently 5.75%, is due on June 30, 2013 and is collateralized by all of Spigit’s assets.

The bank has the right to terminate or reduce the line of credit upon (i) any material adverse effect on the business, operations, property or financial condition of the Company, (ii) any material adverse effect on the ability of Spigit to repay borrowings or otherwise perform, observe or comply with any of its other obligations under the line of credit, (iii) any material adverse effect on the validity or enforceability of any of the material rights or remedies of the bank, or (iv) any material adverse effect on any of the security interests and liens of the bank in any property constituting collateral.

The loan agreement contains certain significant reporting and financial covenants as follows:

Covenants:

Spigit is required to achieve gross bookings (funds that are expected to be received from customers in the near future based on accepted orders or contracts), calculated on a rolling two quarter basis, as of March 31, 2013 of $9.1 million and is required to achieve an 85% renewal rate of its customer licenses. In addition, the bank requires Spigit to maintain a majority of its cash with the bank, with at least a minimum balance of $1 million during the term of the credit facility. Spigit was in compliance with each of these covenants as of March 31, 2013. Spigit is also required to produce audited financial statements within 120 days of its December 31 year end, which it had violated as of April 30, 2013. Under the terms of the revolving credit facility, the bank may declare the entire credit facility immediately due and payable. Spigit is attempting to obtain a waiver from the bank for this breach.

The following details the Company’s consolidated debt (in thousands):

	March 31, 2013	December 31, 2012
Construction Financing:
4.75% payments through 2017	$88,008	$89,500
Working Capital:
6% payments through 2017	8,000	5,000
Revolving Credit Facility:
5.75% due June 2013	8,039
Swiss Debt:
3.7% payments through 2014	13,164	13,655
3.8% payments through 2014	3,160	3,277
Mortgages:
4% to 4.5% payments through 2013	5,508	5,551
5% payments due from 2014 - 2016	5,116	425
6% to 6.5% payments through 2036	19,732	15,531
8% payments through 2013	464	464
10% payments through 2013	7,604	7,605
Other	15
	$158,810	$141,008

Related Party Receivables

As of March 31, 2013, the Company had loaned $750,000 to Northstar Agri Industries, LLC, the owner of the 12% interest in Northstar, which was used to finance certain of their operating expenses.  Interest is charged at approximately 10% per annum.  The maximum amount that may be borrowed is $750,000 and the balance payable is due on demand.

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

The Company reported an income tax benefit of $784,000 and $1.2 million for the three months ended March 31, 2013 and 2012, respectively. The effective income tax rate for continuing operations was 4% and 17% for the three months ended March 31, 2013 and 2012, respectively. For the three months ended March 31, 2013 and 2012, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the net deferred tax assets.

Recent Accounting Pronouncements

In March 2013, the FASB issued accounting guidance which amends previous accounting guidance on foreign currency matters. This amendment provides guidance on foreign currency translation adjustments when a parent entity ceases to have a controlling interest on a previously consolidated subsidiary or group of assets. The guidance is effective for fiscal years beginning on or after December 15, 2013. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial condition, results of operations, cash flows or financial disclosures.

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

For the three months ended March 31, 2013 and 2012, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share for continuing operations was anti-dilutive.

3.  Investments

The following tables report the cost and carrying value of available-for-sale investments at March 31, 2013 and December 31, 2012 (in thousands):

March 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities:
Corporate bonds	$8,748	$286	$(48)	$8,986
Marketable equity securities	31,569	8,395	(560)	39,404
Total	$40,317	$8,681	$(608)	$48,390

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities:
Corporate bonds	$7,758	$324	$(56)	$8,026
Marketable equity securities	33,847	7,212	(621)	40,438
Total	$41,605	$7,536	$(677)	$48,464

The following tables summarize the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	March 31, 2013		December 31, 2012
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Corporate bonds	$1,662	$10	$768	$12
Marketable equity securities	2,315	249	5,193	615
Total	$3,977	$259	$5,961	$627

	March 31, 2013		December 31, 2012
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Corporate bonds	$2,210	$38	$2,204	$44
Marketable equity securities	1,468	311	45	6
Total	$3,678	$349	$2,249	$50

Marketable Equity Securities: The Company’s investment in marketable equity securities was $39.4 million at March 31, 2013, and principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets.  At March 31, 2013, the Company reviewed its equity security in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information collectively did not indicate impairment.  The primary cause of the loss on those securities was normal market volatility. The securities that were deemed other-than-temporarily impaired were recorded as an impairment loss in the period. The Company recorded impairment losses of $9,000 and $841,000 for the three months ended March 31, 2013 and 2012, respectively.

Debt Securities: The Company owns corporate bonds in its fixed maturity portfolio which are purchased based on the maturity and yield-to-maturity of the bond, and an analysis of the fundamental characteristics of the issuer.  At March 31, 2013, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three months ended March 31, 2013, and 2012.

4.  Disclosures About Fair Value of Financial Instruments:

Financial Fair Value Measurements:

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2013, and December 31, 2012, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

At March 31, 2013, the Company classified $24.1 million of its marketable securities as Level 2 due to the trading volumes being lower than normal, coupled with wide bid/ask spreads, lack of current publicly available information, or few recent transactions. There were two significant transfers from Level 1 to Level 2 during the period presented. The two securities, which accounted for $11.3 million, were transferred from Level 1 to Level 2 classification because of low trading volumes, and bid/ask spreads greater than 10%.

At March 31, 2013 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
Available-for-sale equity securities (1)	$15,284	$24,120		$39,404
Available-for-sale debt securities (1)	$8,986			$8,986
Readily marketable inventory (2)	$8,317	$5,566		$13,883
Derivative instruments (3)	$162	$1,835		$1,997
Liabilities
Derivative instruments (3)	$628	$131		$759

At December 31, 2012 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Available-for-sale equity securities (1)	$27,977	$12,461		$40,438
Available-for-sale debt securities (1)	$8,026			$8,026
Readily marketable inventory (2)	$2,603	$5,327		$7,930
Derivative instruments (3)	$96	$2,257		$2,353
Liabilities
Derivative instrument (3)	$459	$104		$563

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

(3) Included in this caption are three types of agricultural commodity derivative contracts: swaps, exchange traded futures, and forward commodity purchase and sale contracts. The exchange traded futures contracts are valued based on quoted prices in active markets multiplied by the number of contracts and are classified as Level 1. The swaps are classified as Level 2 because the inputs are directly observable, such as the quoted market prices for relevant commodity futures contracts. The swaps are valued based on the difference of the arithmetic average of the quoted market price of the relevant underlying multiplied by the notional quantities, and the arithmetic average of the prices specified in the instrument multiplied by the notional quantities.
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

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

The following table presents (in thousands) the carrying value and fair value of the Company’s financial instruments which are not carried at fair value at March 31, 2013 and December 31, 2012. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The level within the fair value hierarchy in which the fair value measurements are classified include measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). As of March 31, 2013 and December 31, 2012, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these investments or liabilities based on Level 1 inputs. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy. The estimated fair value of the Company’s other investments, which is an investment in preferred stock of a private company cannot be reasonably estimated.

(in thousands)	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Debt	$158,810	$172,436	$141,008	$137,024

Derivatives:

The table below summarizes the notional amount of open derivative positions.

	March 31, 2013
	Exchange traded		Non-exchange traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(37,258)	43,270			Tons
Natural Gas		37,500			MMBtus
Forwards			(134,331)	32,673	Tons
Swaps				29,500	Tons

(1) Exchange and non-exchange traded futures, forwards, and swaps are presented on a gross (short) and long position basis.

The gross derivative asset or liability is included within its respective other assets or liabilities account balance in the accompanying condensed consolidated balance sheets.

The table below summarizes the effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income or loss (in thousands).

	Gain (Loss) Recognized in Income on Derivative
		March 31,
	Location	2013	2012
Futures(1)	Cost of canola oil and meal sold	(2,171)
Forwards(1)	Cost of canola oil and meal sold	(814)
Swaps(1)	Cost of canola oil and meal sold	367

Futures(2)	Operating and other costs		(708)
Forwards(2)	Operating and other costs		707
Swaps(2)	Operating and other costs		1,884

(1) Represents the activity post-completion of the Company’s canola processing plant.
(2) Represents the activity pre-completion of the Company’s canola processing plant.

5.  Segment Reporting

PICO is a diversified holding company engaged in five operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Agribusiness Operations, Enterprise Software, and Corporate.

The accounting policies of the reportable segments are the same as those described in the Company’s 2012 Annual Report on Form 10-K filed with the SEC, and in footnote 1.

Management analyzes segments using the following information:

Segment assets (in thousands):

	March 31, 2013	December 31, 2012
Total Assets:
Water Resource and Water Storage Operations	$209,865	$210,189
Real Estate Operations	165,705	145,978
Agribusiness Operations	167,787	165,961
Enterprise Software	22,793
Corporate	109,742	145,046
	$675,892	$667,174

Segment revenues and income or loss before taxes (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Water Resource and Water Storage Operations	$184	$1,455
Real Estate Operations	11,939	3,824
Agribusiness Operations	39,565	27
Enterprise Software	3,650
Corporate	1,470	379
Total revenues	$56,808	$5,685

Loss before income taxes:
Water Resource and Water Storage Operations	$(2,141)	$(1,161)
Real Estate Operations	(711)	(1,345)
Agribusiness Operations	(9,715)	(526)
Enterprise Software	(1,150)
Corporate	(3,842)	(3,901)
Loss before income taxes	$(17,559)	$(6,933)

6.  Commitments and Contingencies

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc:

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the “Derivative Actions”). The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote.  The Complaints seek monetary damages, equitable relief in the form of disgorgement, attachment, impoundment or imposition of a constructive trust of over portions of the 2010 executive compensation, the implementation and administration of certain internal control procedures related to executive compensation, and costs and attorney's fees.  The Dennis complaint seeks a declaration that the May 13, 2011 advisory vote rebutted the business judgment regarding the Company's Board of Directors' approval of the 2010 executive compensation.

The Company removed each of the Derivative Actions to the United States District Court, Southern District of California and filed motions to dismiss each of the Derivative Actions.  The plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego.

On January 6, 2012, the District Court granted in part the Company's motion to dismiss and granted in part plaintiffs' motions to remand, remanding certain claims to the Superior Court of the State of California.  The plaintiffs appealed, and the Company cross-appealed, the federal district courts rulings. On March 29, 2012, the Superior Court of California stayed the Derivative Actions pending the appeal and cross-appeal in the Ninth Circuit Court of Appeals. Briefing on the appeal and cross-appeal is complete.  The Ninth Circuit Court of Appeals has scheduled oral argument on the appeals and cross-appeals for June 4, 2013.  An estimate of the possible range or outcome of this litigation cannot be made. However, the Company does not believe this litigation will result in a material impact to the consolidated financial statements.

Fish Springs Ranch, LLC:

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the first three months of 2013.

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

Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on our business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on our condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “target”, “projects”, “contemplates”, “predicts”, “potential”, “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our 2012 Annual Report on Form 10-K, in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Form 10-K and other filings.

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

Our objective is to maximize long-term shareholder value and to manage our operations to achieve a superior return on net assets over the long term, as opposed to short-term earnings. We own and operate several diverse businesses and assets. Our portfolio of businesses is designed to provide a mix of revenues and income from both long-term assets that may require several years to develop and monetize and shorter-term operations that should generate recurring revenue each quarter.

As of March 31, 2013 our business is separated into five operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations;
•	Enterprise Software; and
•	Corporate

As of March 31, 2013, our major consolidated subsidiaries are (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•	UCP, LLC (“UCP”), which acquires and develops partially-developed and finished residential housing lots in selected markets in California and Washington;
•
PICO Northstar Hallock, LLC, an 88% owned subsidiary, doing business as Northstar Agri Industries (“Northstar”), which has constructed a canola seed crushing facility in Hallock, Minnesota. The plant commenced full-scale production in the third quarter of 2012;

•	Spigit, Inc. (“Spigit”) a 67% owned subsidiary that develops enterprise innovation software.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Overview of Economic Conditions and Impact on Results of Operations

The economic environment and housing slow-down in the U.S. during the past several years significantly decreased the rate of growth in the Southwest and the demand for our water and real estate assets in certain markets. However, we have seen improvement in the housing markets recently which has led to increased levels of real estate development activity. We believe that a continuation of the housing recovery will ultimately lead to increased demand for our real estate and water assets. We have not been required to record any impairment charges on our real estate and water assets during the year ended December 31, 2012 or the three months ended March 31, 2013. However, any deterioration in the markets in which we operate has the potential to cause impairment losses on our real estate and water assets.

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

PICO Shareholders’ Equity

Our shareholders’ equity declined $13 million or $0.58 per share, during the three months ended March 31, 2013, from $473.2 million, or $20.82 per share at December 31, 2012 to $460.2 million, or $20.24 per share at March 31, 2013. The decrease in our shareholders’ equity was primarily due to the $15 million net loss during the period.

Business Combination

Effective January 31, 2013, the Company acquired additional voting preferred stock in Spigit, Inc., a privately held company that develops enterprise innovation software (“Spigit”) for $5 million by obtaining newly issued shares directly from Spigit. As a result of the transaction, the Company’s voting ownership increased from 28% at December 31, 2012 to 67% at March 31, 2013. In accordance with applicable accounting guidance, the acquisition was accounted for under the acquisition method of accounting and, as such, the results of Spigit were included in the Company's results of operations from the date of acquisition. The Company reported the results of Spigit as a new reportable segment. For the three months ended March 31, 2013, the acquisition and consolidation of Spigit increased assets and liabilities by approximately $21.5 million and $20.4 million, respectively.

Total Assets and Liabilities

Total assets increased by $8.7 million from $667.2 million at December 31, 2012 to $675.9 million at March 31, 2013. The Company’s real estate and water assets increased $18.8 million primarily due to acquisitions and development costs in real estate projects in UCP. Notes and other receivables and other assets increased by $28.5 million primarily due to the business combination of Spigit, which accounted for $21.5 million of the increase. Cash and cash equivalents decreased $37.7 million as the Company used cash to fund the acquisition and development of its real estate projects, and for overhead and other operating costs. During the first three months of 2013, total liabilities increased by $23.3 million, from $188.7 million at December 31, 2012 to $212 million at March 31, 2013. The change was due to an increase in the Company’s debt balance of $17.8 million, primarily from a net increase of $8.8 million in mortgages incurred for the acquisition of real estate, the consolidation of the $8 million bank loan owed by Spigit, and an increase of $5.2 million in other liabilities which was primarily due to the consolidation of Spigit’s $6.8 million deferred revenue balance.

Net Loss

We reported a net loss from continuing operations, after noncontrolling interest, of $15 million, or $0.66 per share and $5.5 million, or $0.24 per share for the first quarter ended March 31, 2013 and 2012, respectively. The increase in our net loss resulted from a year-over-year increase in the loss reported within our agribusiness segment.

Noncontrolling Interests

The net loss reported in noncontrolling interest represents the share of net income or loss from our less than wholly-owned consolidated subsidiaries that is allocated, based on relative ownership percentage, to the noncontrolling shareholders of those entities. Currently, the most significant subsidiaries that are less than wholly-owned in our condensed consolidated financial statements are Northstar, Fish Springs, and beginning January 31, 2013, Spigit. Loss attributable to noncontrolling interests was $1.8 million and $222,000 for the three months ended March 31, 2013 and 2012, respectively. A total of $1.2 million of the noncontrolling interest recorded during the three months ended March 31, 2013 was in our agribusiness operations based on a reported net loss in that segment of $9.7 million.

Comprehensive Loss

For the first quarter of 2013, we reported a comprehensive loss of $14 million which consisted primarily of a net loss of $15 million, offset by an increase of $752,000 in unrealized appreciation on available-for-sale securities.

Segment Results of Operations

Our segment revenue and loss before income taxes for the first quarter of 2013 and 2012 were:

	Three Months Ended
Thousands of dollars	March 31,
	2013	2012	Change
Revenue:
Water Resource and Water Storage Operations	$184	$1,455	$(1,271)
Real Estate Operations	11,939	3,824	8,115
Agribusiness Operations	39,565	27	39,538
Enterprise Software	3,650		3,650
Corporate	1,470	379	1,091
Total revenue	$56,808	$5,685	$51,123

Loss before income taxes:
Water Resource and Water Storage Operations	$(2,141)	$(1,161)	$(980)
Real Estate Operations	(711)	(1,345)	634
Agribusiness Operations	(9,715)	(526)	(9,189)
Enterprise Software	(1,150)		(1,150)
Corporate	(3,842)	(3,901)	59
Loss before income taxes	$(17,559)	$(6,933)	$(10,626)

First Quarter Revenue

Our first quarter revenue was $56.8 million in 2013, compared to $5.7 million in 2012, an increase of $51.1 million year-over-year.  This increase was primarily due to a 39.5 million increase in agribusiness revenue as we commenced crushing canola seed and selling canola oil and meal after the first quarter of 2012, and an 8.1 million increase in real estate revenue due to a higher volume of sale of residential homes.

First Quarter Costs and Expenses

First quarter costs and expenses were $74.4 million in 2013, compared to $12.6 million in 2012, an increase in year-over-year expenses of 61.7 million.  The increase in expenses is due primarily to increases in operating expenses in two of our segments. Our agribusiness operations reported an increase in expenses of $48.7 million, primarily from a $40.6 million increase in cost of sales of canola oil and meal, and an $8.1 million increase in overhead, interest and depreciation expenses. Our real estate segment reported an increase in expenses of $7.5 million which was primarily due to a $5.7 million increase in cost of real estate sales.

First Quarter Loss Before Income Taxes

Our first quarter year-over-year net loss before income taxes increased by $10.6 million primarily due to a $9.2 million increase in the loss reported by our agribusiness segments.

First Quarter Income Taxes and Noncontrolling Interest in Subsidiaries

In the first quarter of 2013, we reported a net loss of $15 million, or $0.66 per share.  We recorded a $784,000 tax benefit and noncontrolling interests reported a loss of $1.8 million.

We reported a net loss of $4.9 million, or $0.22 per share for the first quarter of 2012 after a $1.2 million tax benefit.  During the three months ended March 31, 2012, noncontrolling interests reported expense of $222,000

Our effective tax rate for the first quarter of 2013 and 2012 was a tax benefit of 4% and 17% respectively, compared to the Federal corporate income tax rate of 35%. In 2013 and 2012, the difference from the statutory rate is primarily due to the full valuation allowance recorded on our net deferred taxes.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended
Thousands of dollars	March 31,
	2013	2012	Change
Revenue:
Sale of real estate and water assets	$4	$10	$(6)
Other	180	1,445	(1,265)
Total revenue	184	1,455	(1,271)

Costs and expenses:
Cost of real estate and water assets sold	(1)	(2)	1
Interest expense	(11)	(17)	6
Depreciation and amortization	(325)	(322)	(3)
Overhead	(1,491)	(1,491)	—
Project expenses	(497)	(784)	287
Segment total expenses	(2,325)	(2,616)	291
Loss before income taxes	$(2,141)	$(1,161)	$(980)

Historically, Vidler and its subsidiaries’ revenue has been volatile and infrequent. Since the date of closing generally determines the accounting period in which the sales revenue and cost of sales are recorded, Vidler’s reported revenue and income fluctuate from period to period, depending on the dates when specific transactions close. Consequently, sales of real estate and water assets in any one year are not necessarily indicative of likely revenue in future years.

Segment Revenue

There were no significant sales of water rights and related real estate assets in the first quarter of 2013 and 2012.  Revenue generated in the first quarter of both periods consisted of lease income from our ranch and farm properties. In addition, in the first quarter of 2012, due to the expiration of an option we had entered in to with a potential purchaser of our Lincoln County, Nevada power plant project, we generated revenues of $1.3 million from the option fees we had previously recorded as unearned.

Segment Expenses

In the first quarter of 2013, our total expenses decreased by $291,000 compared to 2012.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees.  Project expenses are expensed as appropriate and fluctuate from period to period depending on activity with Vidler’s various water resource projects.  Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	the development of water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement);
•	the utilization of water rights at Fish Springs Ranch as a future municipal water supply for the north valleys of the Reno, Nevada area;
•	the operation of our farm properties in Idaho; and
•	certain exploration costs for water resource development in New Mexico

Project expenses declined by $287,000 in the first quarter of 2013 as compared to the first quarter of 2012 and the year over year overhead costs were unchanged at $1.4 million in both periods.

The year over year segment loss increased by $980,000 for the first quarter. This was due primarily to option fees earned of $1.3 million in 2012 with no corresponding option fees earned in the first quarter of 2013. This reduction in revenue was partially offset by a year over year reduction in project expenses of $287,000 in the first quarter of 2013 as compared to the first quarter of 2012. There were no impairment charges recorded in the first quarter of 2013 or 2012.

REAL ESTATE OPERATIONS

	Three Months Ended
Thousands of dollars	March 31,
	2013	2012	Change
Revenue:
Sale of real estate and water assets	$11,803	$3,535	$8,268
Other	136	289	(153)
Total revenue	11,939	3,824	8,115

Costs and expenses:
Cost of real estate and water assets sold	(8,052)	(2,308)	(5,744)
Interest expense		(352)	352
Operating expenses	(4,598)	(2,509)	(2,089)
Segment total expenses	(12,650)	(5,169)	(7,481)
Loss before income taxes	$(711)	$(1,345)	$634

As of March 31, 2013, our businesses in the real estate operations segment are primarily conducted through UCP and its homebuilding and land development operations in California and Washington.

Our real estate sales are contingent upon numerous factors and, as such, the timing and volume of real estate sales in any one quarter is unpredictable.  Historically, the level of real estate sales has fluctuated from period to period.  Accordingly, it should not be assumed that the level of sales as reported will be maintained in future years.

In the first quarter of 2013 and 2012, UCP sourced, underwrote and acquired real estate in its target markets to increase its land inventory and ability to either build and sell homes through its wholly owned subsidiary, Benchmark Communities, or develop land and sell lots to third-party homebuilders. UCP actively acquires and develops lots in California and Washington State in an effort to maintain and grow its lot supply. In addition to expanding its business in existing markets in California and Washington State, UCP continues to evaluate opportunities to expand into other markets with favorable housing demand fundamentals, including, in particular, long-term population and employment growth.

Owned and Controlled Lots

As of March 31, 2013, and December 31, 2012, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,061 and 4,916 lots, respectively. The following tables present certain information with respect to our owned and controlled lots as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013
	Owned	Controlled(1)	Total
Central Valley Area-California	1,875	364	2,239
Monterey Bay Area-California	1,599		1,599
South San Francisco Bay Area-California	70	347	417
Puget Sound Area-Washington	711	95	806
Total	4,255	806	5,061

	As of December 31, 2012
	Owned	Controlled(1)	Total
Central Valley Area-California	1,880	599	2,479
Monterey Bay Area-California	1,602	—	1,602
South San Francisco Bay Area-California	32	92	124
Puget Sound Area-Washington	711	—	711
Total	4,225	691	4,916

(1) Controlled lots are those subject to a purchase or option contract.

Of these lots, 93 are completed homes or homes under construction in California. Currently, we are seeing strong indicators - both in our specific markets as well as nationally - of a housing recovery. These indicators include modestly rising home prices, tightening supplies of inventory and increased rates of turnover of the available housing inventory. The continued strength and depth of the housing recovery, as well as our operating capacity, will determine how many homes we ultimately construct on our inventory of finished lots and those lots that we are in the process of developing into finished lots.

As of March 31, 2013, we have invested capital of over $142 million for the acquisition and development of these lots. Approximately $38 million of this capital has been financed by project specific debt, substantially all of which is non-recourse.

Segment Revenue and Gross Margin

In the following discussion, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

In the first quarter of 2013, total segment revenue increased by 212% to $11.9 million as compared to total segment revenue of $3.8 million in the first quarter of 2012.  This increase in revenue of $8.1 million was primarily attributable to an increase in both the quantity of homes and lots sold and the average selling price (“ASP”) of homes and lots sold in the first quarter of 2013 as compared to the first quarter of 2012 as follows:

•an increase in the number of homes sold to 12 homes in the first quarter of 2013 as compared to 6 homes in the first quarter of 2012. The total number of active selling communities increased from two in the first quarter of 2012 to five in the first quarter of 2013;
•an increase in the ASP of homes sold of approximately 41% to $361,000 per home in the first quarter of 2013 as compared to $256,000 per home in the first quarter of 2012;
•an increase of approximately 108% in the quantity of lots sold to 54 units in the first quarter of 2013 as compared to 26 units in the first quarter of 2012; and
•an increase of approximately 77% in the ASP of lots sold to $138,000 per lot sold in the first quarter of 2013 as compared to $77,000 in the first quarter of 2012.

Total gross margin increased by approximately $2.5 million to $3.8 million in the first quarter of 2013 as compared to $1.2 million in the first quarter of 2012. This increase in gross margin was primarily due to the increased volumes of both lots and homes sold in the first quarter of 2013 as compared to the first quarter of 2012. The gross margin percentage of lots sold in the first quarter of 2013 and 2012 was approximately the same (39% in 2013 as compared to 38% in 2012). The gross margin percentage of homes sold declined to 20% in the first quarter of 2013 as compared to 31% in the first quarter of 2012. This gross margin percentage decline was primarily attributable to the favorable cost basis of the active selling communities in 2012.

Summary Results of UCP Revenue and Gross Margin

	Three Months Ended March 31,
	2013	2012	Change
Lots sold	54	26	28
Homes sold	12	6	6

Revenue (in thousands)
Lot revenue - total	$7,470	$2,002	$5,468
Lot revenue - per lot	$138	$77	$61

Home revenue - total	$4,333	$1,533	$2,800
Home revenue - per home	$361	$256	$105

Gross Margin
Gross margin - lots	$2,891	$754	$2,137
Gross margin percentage - lots	39%	38%	1%

Gross margin - homes	$860	$473	$387
Gross margin percentage - homes	20%	31%	(11)%

Gross margin - total	$3,751	$1,227	$2,524
Gross margin percentage - total	32%	35%	(3)%

Segment Results of Operations

The year over year first quarter segment net loss before income taxes decreased by $634,000 from 2012 to 2013. There was an increase in the gross margin of approximately $2.5 million generated by the sale of lots and homes at UCP due to the higher volume of lots and homes sold in the first quarter of 2013 as compared to the first quarter of 2012. However, this increased gross margin was offset by an increase in operating costs of $2.1 million in the first quarter of 2013 as compared to the first quarter of 2012. The increase in costs is due primarily to (1) increased selling and marketing costs as a result of the increased volume of lot and home sales in the first quarter of 2013 as compared to the first quarter of 2012; and (2) increased staff and associated general and administrative costs as UCP continues to expand its operations.

AGRIBUSINESS OPERATIONS

	Three Months Ended
Thousands of dollars	March 31,
	2013	2012	Change
Revenue:
Sales of canola oil and meal	$39,556		$39,556
Other	9	$27	(18)
Total revenue	39,565	27	39,538

Costs and expenses:
Cost of canola oil and meal sold	(40,605)		(40,605)
Depreciation	(2,090)	(7)	(2,083)
Interest expense	(1,431)	(505)	(926)
Plant costs and overhead	(5,154)	(41)	(5,113)
Segment total expenses	(49,280)	(553)	(48,727)
Loss before income taxes	$(9,715)	$(526)	$(9,189)

Segment Revenue and Crush Margin

We generated sales of canola oil and meal of $39.6 million in first three months of 2013. The plant did not commence crushing operations until the third quarter of 2012 and, accordingly, there were no sales or cost of sales of canola oil and meal in the first quarter of 2012.

The overall market conditions have led to an extremely challenging crush margin environment throughout the entire first quarter of 2013 and the second quarter of 2013 to date. Canola crush margins have been below historic norms during this period and have been since October 2012. This has been primarily driven by 2012 weather related crop impacts. The 2012 Canadian canola seed harvested yields, were 20% below the trend line average yield, creating feedstock scarcity and high prices. Historically high U.S. soybean crush and historically high soybean oil yield resulted in record soybean oil production for the fourth quarter of 2012 and the first quarter of 2013, which negatively impacted pricing for our primary product, canola oil, and to a lesser extent canola meal. Historically high global palm oil inventories have also impacted U.S. vegetable oil pricing.

Collectively, these factors have driven a sharp decrease in “board margin,” the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the U.S. dollar, commencing in September and October 2012 and which has persisted through 2013 to date. In addition, these combined factors have given rise to an unprecedented dislocation of “basis” and board margin conditions (basis is the difference between our actual crush margin at the Hallock plant and the board margin. Differences arise from the discount or premiums we obtain for seed purchased and oil and meal sold compared to the board pricing). Historically, the basis differences at Hallock, Minnesota have been net positive. However, volatile conditions have reversed this net basis so that our basis difference was largely negative during the period of crushing operations for the canola crop year 2012 / 2013 to date (mid-August, 2012 to March 31, 2013). We anticipate that overall crush margins will not significantly improve for the remainder of the 2012 / 2013 crop year which ends in August 2013.

The historic low board margins and the negative basis experienced in the first quarter of 2013 combined to generate a negative gross margin of $1 million.

Segment Expenses

Plant costs and overhead in the first quarter of 2013 primarily consisted of salaries and benefits, consulting fees, marketing fees under our off -take agreement with Land O Lakes Purina Feed, LLC, insurance, and office costs. Costs also include due diligence expenses for potential expansion opportunities within the Agribusiness segment.

We commenced full-scale operations during the third quarter 2012, and as a result, we started depreciating our canola seed crushing facility. We recorded a $2.1 million charge for depreciation in the first quarter of 2013.

As of March 31, 2013, Northstar has total borrowings of $96 million comprised of an $88 million term loan and $8 million outstanding on a revolving credit facility. During the first quarter of 2013 and 2012, we recorded interest expense of $1.4 million and $505,000, respectively. The year-over-year increase in interest expense of $926,000 in the first quarter of 2013 as compared to the first quarter of 2012, is due to the following: (1) as the plant was still being constructed, we capitalized interest cost of approximately $392,000 as part of the total plant construction cost in the first quarter of 2012; and (2) total borrowings have increased by $33 million since March 31, 2012 to $96 million at March 31, 2013.

As of March 31, 2013, Northstar has entered into several swap agreements with an international bank as the counterparty. The purpose of the swap agreements is to assist in the risk management of our crush margin and is achieved by swapping the floating price of the board margin for a fixed price during the period the swap is in place.

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

In addition, readily marketable inventory at March 31, 2013 is carried at net realizable value on our balance sheet based on quoted market prices in active markets. Changes in the value of our readily marketable inventory are recognized in cost of canola oil and meal sold each period. However, we aim to minimize the effects of changing prices in our inventory primarily through the use of traded futures contracts.

During the first quarter of 2013, the fair values of our swap agreements, forward and futures contracts decreased from a net asset position of $1.8 million at December 31, 2012 to a net asset position of $1.2 million at March 31, 2013. As such, during the first quarter of 2013 we recorded a non-cash loss of $530,000 to cost of goods sold in our results of operations. In addition, during the first quarter of 2013 we had cash settlements of $2.1 million on our futures contracts which were also recorded to cost of goods sold in our results of operations.

During the first quarter of 2012, the fair value of the liabilities under our swap agreements decreased from $2.5 million at December 31, 2011 to $627,000 at March 31, 2012. As such, during the first quarter of 2012 we recorded a non-cash gain of $1.9 million in plant costs and overhead (rather than recorded as an offset to cost of goods sold, as we had not commenced crushing operations in the first quarter of 2012).

ENTERPRISE SOFTWARE

Three Months Ended
Thousands of dollars	March 31,
2013
Revenue:
Software and services revenue	$3,650
Total revenue	3,650

Costs and expenses:
Cost of software and services sold	(1,301)
Interest expense	(76)
Depreciation	(14)
Operating expenses	(3,409)
Segment total expenses	(4,800)
Loss before income taxes	$(1,150)

This segment includes the results of operations of Spigit.

As of December 31, 2012, the Company owned 27% of the voting stock in Spigit.  Accordingly, during 2012, the Company recorded its investment in Spigit as an unconsolidated affiliate using the equity method of accounting. The losses reported by Spigit prior to December 31, 2011 reduced the carrying value of the Company’s investment in Spigit to zero at December 31, 2012, and therefore no equity in loss of unconsolidated affiliate was recorded in 2012.

On January 31, 2013, we invested $5 million to acquire series F participating preferred securities from the company that increased our voting ownership by 40% such that we now own approximately 67% of the voting interest of the company (the “Series F transaction”). As a result of the Series F transaction, we now have effective control of Spigit and, with effect from January 31, 2013, we have consolidated Spigit’s financial results in PICO’s condensed consolidated financial statements. In future reporting periods we will report Spigit’s entire results of operations (before noncontrolling interests) in the enterprise software segment disclosures.

Under the terms and conditions of the Series F transaction, we are obligated to fund an additional $5 million by May 31, 2013 as Spigit met certain financial cash flow milestones during February 2013 through April 2013. In addition, the Series F transaction caused all prior Series of Preferred Stock outstanding to be canceled and converted to common stock in Spigit in a ratio of 1 common share for every 5 preferred shares.

Segment Revenue and Gross Margin

Segment results of operations discussed below represent Spigit’s revenues and expenses from the effective date of our acquisition, January 31, 2013 to March 31, 2013.

Revenue consists primarily of software license agreements (both new customers and customer renewals) and recurring and one - time service fees and was $3.7 million for the period. In the first quarter of 2013, Spigit entered into contracts with a total annual contract value (“ACV”) of $5.1 million which will be amortized to revenue over a 12 month period. Approximately 94% of Spigit’s Total Contract Value bookings in the first quarter of 2013 is represented by ACV.

Cost of software and services sold in the first quarter of 2013 was $1.3 million. Cost of software and services sold primarily consists of costs related to hosting of the Company’s application suite and expenses related to its hosting facility, plus the cost of providing consulting services to our customers.

Segment Expenses

Operating expenses for the period were to $3.4 million. The majority of these costs are for salaries and benefits related to sales, marketing, and product management.

CORPORATE

	Three Months Ended
Thousands of dollars	March 31,
	2013	2012	Change
Revenue:
Deferred compensation revenue	$248	$777	$(529)
Other revenue	1,222	(398)	1,620
Total revenue	1,470	379	1,091

Costs and expenses:
Interest expense	(180)	(139)	(41)
Stock-based compensation expense	(946)	(1,061)	115
Deferred compensation recovery (expense)	(618)	(1,581)	963
Foreign exchange gain (loss)	(854)	888	(1,742)
Other	(2,714)	(2,387)	(327)
Segment total expenses	(5,312)	(4,280)	(1,032)
Loss before income taxes	$(3,842)	$(3,901)	$59

This segment consists of cash, fixed-income securities, equity securities (including the portfolio of Swiss equity securities held by PICO European), and other parent company assets and liabilities which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors. Revenue consists of interest earned on cash balances and securities and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year.

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

Deferred Compensation Revenue and Expense

The participants in the deferred compensation plan bear the risk of the investment return on the deferred compensation assets, similar to a defined contribution plan such as a 401(k) plan. The investment income and realized gains or losses from the deferred compensation assets are recorded as revenue in the period that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense or recovery.  The change in net unrealized appreciation or depreciation in the deferred compensation assets is charged to compensation expense. Once the deferred compensation has been distributed, over the lifetime of the assets, the revenue and deferred compensation expense equal and there is no net effect on segment results.

Segment Revenue

The corporate segment recorded revenue of $1.5 million in the first quarter of 2013, compared to $379,000 in the first quarter of 2012. The $1.1 million increase in segment revenue is principally due to an increase in realized gains in the first quarter of 2013 as compared to the first quarter of 2012.

Segment Expenses

First quarter year-over-year segment expenses increased by $1 million with $5.3 million recorded in the first quarter of 2013 as compared to $4.3 million for the first quarter of 2012. This increase in total segment costs was primarily due to an increased loss in foreign exchange of $1.7 million and a decrease in deferred compensation expense of $963,000.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the closing price of PICO common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of March 31, 2013, there was $5.6 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests.

The stock-based compensation expense consists of two stock-based awards in the form of Restricted Stock Units (“RSU”) granted to certain officers and non-employee directors (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
RSU	$(946)	$(1,024)
RSA		(37)
	$(946)	$(1,061)

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily results from the effect of fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an inter-company loan to PICO European, which is denominated in Swiss Francs.

Segment expenses were increased by an $854,000 foreign exchange loss in the first quarter of 2013, compared to an $888,000 foreign exchange gain in the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES—THREE MONTHS ENDED MARCH 31, 2013 AND 2012

Cash Flow

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

Our cash and cash equivalents and available-for-sale investments held in each segment at March 31, 2013 were as follows:

•	Our water resource and water storage operations holds cash of $160,000;
•	our real estate operations segment holds cash of $8.9 million;
•	our agribusiness operations segment holds cash of $1.4 million;
•	our enterprise software segment holds cash of $2.3 million; and
•
our corporate segment holds cash of $49.6 million, and marketable debt and equity securities with a market value of $9 million and $41.5 million, respectively. Included in those totals is $6 million in cash, $8.7 million in equities and $6.1 million in debt securities that are held in deferred compensation rabbi trusts accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include existing cash, cash flow from our real estate and agribusiness operations, the sale of water and water resource assets, and the proceeds of loans or debt or equity offerings.  We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings.

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

Real Estate Operations

Although we sell both residential lots and finished homes, our focus has been the acquisition and development of finished and partially-developed residential lots and the construction of homes in selected California markets, and in the Puget Sound area of Washington state. We finance additional acquisitions, development and construction costs from our existing cash, proceeds of the sale of existing lots and homes, and/or through external financing.

Agribusiness Operations

We are producing canola oil and meal at full plant capacity. We recorded $39.6 million in sales of canola oil and meal and $40.6 million in cost of sales of such products for the first quarter of 2013. Generally, during periods when commodity prices are rising, we require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories. There is tight supply of canola seed due to weather related crop impacts and consequently, market prices for seed have been at historically high levels. This environment has increased our working capital requirements. We have financed operations with cash received from sales of canola products, and cash from our revolving credit facility. PICO also invested an additional $8.5 million, with a 10% interest rate, of preferred capital during the first quarter of 2013. If our canola business continues to report losses it is possible we could breach one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business.

At March 31, 2013, Northstar had borrowed a total of $96 million under a $116.5 million credit agreement which consisted of:

• $88 million borrowed under non-recourse senior secured multi-draw loans to finance the construction of the plant. Interest is payable quarterly, and the principal will be repaid over five years, with quarterly payments of $1.5 million which commenced on March 31, 2013 and a final payment of $62.6 million on August 14, 2017. In accordance with the terms of the credit agreement, a plant performance test conducted in the second quarter of 2012 was successful, and the $89.5 million construction loan was converted into a term loan during the third quarter of 2012; and

•$8 million borrowed of a $27 million non-recourse senior secured revolving credit facility to provide working capital on completion of construction. During 2012, we amended the credit agreement to increase the revolving credit facility from $10.5 million to $27 million. The revolving credit facility will be available until August 14, 2017.

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

3) The restricted cash balance of $5 million is primarily a debt service reserve and the remaining amount can only be used to pay swap liabilities, debt payments or margin calls.

Enterprise Software

Our enterprise software segment consist of the results of operations of Spigit. Spigit generates cash from sales of enterprise innovation software. The revenue consists primarily of software license agreements (both new customers and customer renewals) and recurring, and one-time service fees. For the three months ended March 31, 2013, the segment reported a net loss of $1.1 million. We expect losses in this segment to continue in the foreseeable future. The company has outstanding bank debt of $8 million that is due to be repaid on June 30, 2013. The company breached one of its loan reporting covenants on April 30, 2013 and is attempting to obtain a waiver from the bank. Given this breach, the bank has the right to call the loan at any time. We anticipate refinancing the entire balance prior to the due date. However, there are no assurances that we will be able to refinance this loan or that the company will be able to obtain a waiver for the covenant breach.

Corporate

Our corporate segment generates investment returns and cash flow with a portfolio of small-capitalization value stocks publicly traded in Switzerland and in the U.S. The Swiss portfolio is partially financed with loans denominated in Swiss Franc to provide a natural hedge against fluctuation in the U.S. dollar-Swiss Franc exchange rate. Cash flow from the sale of the securities in the Swiss portfolio will be used to repay the Swiss debt as it becomes due.

Group Cash and Securities

At March 31, 2013, we had unrestricted and available cash of $44.2 million, and available-for-sale debt and equity securities of $16.9 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segment.

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

Cash Flow

Our cash flows from operating, investing, and financing activities of continuing operations for the three months ended March 31, 2013 and 2012 were as follows (in thousands):

	2013	2012
Cash Provided By (Used In) Continuing Operations
Operating activities	$(46,865)	$(19,736)
Investing activities	2,896	(11,681)
Financing activities	5,681	14,587
Effect of exchange rates on cash	541	(480)
Decrease in cash and cash equivalents	$(37,747)	$(17,310)

Cash Flows From Operating Activities

Our operating activities from continuing operations used $46.9 million in cash in the first three months of 2013.  The principal operating cash outflow were $43.9 million in purchases of canola seed and $22.4 million used to acquire and develop residential lots and housing. Other operating cash outflows include $19.3 million in overhead and various project expenses and payments of accounts payable of $6.8 million.  Our positive cash inflows were $11.3 million in sales of residential real estate and lots and $36.6 million from sales of canola oil and meal.

Our operating activities from continuing operations used $19.7 million in cash in the first three months of 2012. The principal operating cash outflow was $6.2 million used to purchase canola seed inventory. In addition, we used $6.6 million of cash to acquire and develop residential lots and build homes. Our other operating cash outflows included the payment of $2.6 million of income taxes, project expenses, and group overhead expenses. The principal operating cash inflow was $3.5 million in sales of lots and homes.

Cash Flows From Investing Activities

Our investing activities from continuing operations provided $2.9 million of cash in the first three months of 2013.  The primary positive sources of cash were $6.8 million from the sale of debt and equity securities, and we also received $1.9 million of cash from the release of restricted deposits used for our derivatives trading. We used $5.5 million in cash to invest in additional debt and equity securities.

Our investing activities from continuing operations used $11.7 million of cash in the first three months of 2012. Proceeds from the sale of our investments provided cash of $6.5 million, and we purchased $4.7 million of new equities. We received proceeds from the maturity and call of debt securities was $831,000. We also spent $14.4 million on plant and equipment, for construction of our canola processing plant.

Cash Flows From Financing Activities

Financing activities from our continuing operations provided $5.7 million of cash during the first three months of 2013. We received cash proceeds of $9.5 million from our debt arrangements, including a net $3 million drawn on our working capital line of credit in our agribusiness operations that was used to purchase canola seed and to fund operating expenses, and $6.5 million in debt used to fund the acquisition and development of our real estate projects. We repaid $3.8 million of our debt, including $1.5 million of principal paid on our senior secured construction loan facility and $2.3 million repaid when certain real estate properties were sold.

Financing activities from our continuing operations provided $14.6 million of cash in the first three months of 2012. Cash of $17 million was borrowed from the Northstar debt facility to pay for construction costs. In addition, we borrowed $413,000 and repaid $1.8 million under various arrangements used to finance development costs for our real estate projects in UCP.

Our debt consists primarily of the $96 million Northstar non-recourse senior secured construction loan facility, $38 million in mortgage notes on properties owned in UCP, substantially all of which are non-recourse, our Swiss bank borrowings of $16.3 million, and Spigit’s $8 million line of credit. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Universal Shelf Registration Statement

We have in effect a universal shelf registration statement for the offering and sale of up to $400 million of common stock, preferred stock, debt securities, purchase contracts, and warrants, or any combination thereof, in one or more offerings. At the time of any such offering, we will establish the terms, including the pricing, and describe how the proceeds from the sale of any such securities will be used.

While we have no current plans for the offer or sale of any securities, the universal shelf registration statement provides us with flexibility and control over the timing and size of any potential financing in response to both market and strategic opportunities.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our balance sheet includes a significant amount of assets and liabilities whose fair value is subject to market risk.  Market risk is the risk of loss arising from adverse changes in market interest rates or prices.  We currently have interest rate risk as it relates to debt securities, equity price risk as it relates to marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies.  The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy.

At March 31, 2013, we had $9 million of debt securities, $1.2 million of which were denominated in foreign currencies, (primarily New Zealand dollars), and $39.4 million of marketable equity securities, $21.8 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For debt securities, we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security.  At March 31, 2013, the model calculated a loss in fair value of $109,000.  For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity.  For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $6.2 million that would reduce the unrealized appreciation in shareholders’ equity.  The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss of $1.1 million that would impact the foreign currency translation in shareholders’ equity.

Actual results may differ from the hypothetical results assumed in this disclosure due to possible actions we may take to mitigate adverse changes in fair value, and because the fair value of securities may be affected by both factors related to the individual securities (e.g. credit concerns about a bond issuer) and general market conditions.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)- 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:  Legal Proceedings

See Note 6 in Notes to Condensed Consolidated Financial Statements for a discussion of updates to previously reported legal proceedings.

Item 1A:  Risk Factors

In the first quarter of 2013, we completed a financing in our 67% owned affiliate company, Spigit, Inc. (“Spigit”) which resulted in Spigit becoming a subsidiary of the Company. Accordingly, Spigit's financial statements have been consolidated in our consolidated financial statements with effect from January 31, 2013. Spigit's operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations, cash flows, financial condition, and the trading price of our common stock.

The following sets forth material changes to the Company's risk factors as described in Part I, Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012:
Risks Related to Spigit's Operations, Our Investment in Spigit and Spigit's Internal Controls over Financial Reporting

We may be required to provide additional capital, or locate other sources of equity and / or debt financing, to fund Spigit's operations and maintain its operations as a going concern, and this capital may not be available on acceptable terms, if at all.

Spigit requires significant capital to fund its business and operate as a going concern. Accordingly, we may have to provide further capital from our existing resources to Spigit and/or source equity or debt financings to secure the additional funding that Spigit requires to operate as a going concern. If Spigit raises additional funds through further issuances of equity or convertible debt securities we could suffer significant dilution to our existing investment, and any new equity securities that Spigit issues could have rights, preferences and privileges superior to our current holdings in Spigit.

In addition, Spigit currently has a debt facility totaling approximately $8 million which is due and payable in full on June 30, 2013. Without any refinancing of this debt from either the existing debt holder or other parties we may be required to pay off this loan to avoid any default on the loan by Spigit and any possible liquidation proceedings being taken against Spigit by the debt holder. If any such proceedings are undertaken by Spigit's debt holder this would likely lead to Spigit ceasing to operate as a going concern. This debt has many restrictive covenants, and any other debt financing secured by Spigit in the future could involve similar restrictive covenants, relating to Spigit's financial and operational matters, which may make it more difficult for Spigit to obtain additional capital and to pursue all planned business opportunities. In addition, Spigit may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable or unwilling to provide further financing to Spigit, or obtain other funds for Spigit on terms satisfactory to us, Spigit's ability to continue to operate as a going concern could be severely affected. All of the above factors could adversely affect our business, operating results, financial condition and liquidity.

Spigit's future growth is, in large part, dependent upon the widespread adoption of enterprise innovation software.

Enterprise innovation software remains at an early stage of technological and market development and the extent to which enterprise innovation software will become widely adopted remains uncertain. It is difficult to predict Spigit's customer adoption rates, the customer demand for Spigit's platform, the future growth rate and size of this market or the entry of competitive products. Any expansion of the enterprise innovation software market depends on a number of factors, including the cost, performance and perceived value and benefits associated with enterprise innovation software. If enterprise innovation software does not achieve widespread adoption, or there is a reduction in demand for enterprise innovation software caused by a lack of customer acceptance, technological challenges, weakening economic conditions, competing technologies and products, decreases in corporate spending or otherwise, it could result in lower billings, reduced renewal rates and decreased revenues and Spigit's business could be adversely affected.

In addition, the market for enterprise innovation software is relatively new, highly competitive and rapidly evolving with new competitors entering the market. Spigit expects the competitive landscape to continue to intensify in the future as a result of regularly evolving customer needs and frequent introductions of new products and services. Spigit currently competes with large enterprise software vendors, stand-alone enterprise software application providers, and smaller software application vendors. Our primary competition currently comes from large well-established enterprise software vendors many of which are significantly larger than we are, have greater name recognition, larger customer bases, much longer operating histories, significantly greater financial, technical, sales, marketing and other resources, and are able to provide comprehensive business solutions that are broader in scope than Spigit offers. These well-established vendors may have preexisting relationships with Spigit's existing and potential customers and to the extent Spigit's enterprise software is not viewed as being superior in features, function and integration or priced competitively to existing solutions, Spigit will face difficulties in gaining new customers and adoption of its enterprise software platform.

Spigit cannot accurately predict its new subscription or subscription renewal rates and the impact these rates may have on its future revenue and operating results.

In order to improve its operating results and to continue to grow its business, Spigit will need to gain new customers and its existing customers will need to renew their subscriptions when their existing contract term expires. Spigit's existing customers have no contractual obligation to renew their subscriptions after the initial subscription period and Spigit cannot accurately predict renewal rates. Spigit's customers' renewal rates may decline or fluctuate as a result of a number of factors, including, but not limited to, their satisfaction with Spigit's enterprise platform and our customer support, the level of adoption of Spigit's platform within the enterprise, the pricing of Spigit's, or competing, software or professional services, the effects of global economic conditions, and reductions in spending levels or changes in customers' requirements for enterprise innovation software tools. If Spigit's customers renew their subscriptions, they may renew for fewer users, for shorter contract lengths or on other terms that are less economically beneficial than the original subscription terms. We cannot assure you that Spigit's customers will renew their subscriptions, and if their customers do not renew their agreements or renew on less favorable terms, Spigit's revenue may grow more slowly than expected or decline and our condensed consolidated results of operations and our investment in Spigit may be adversely impacted. To the extent Spigit is successful in increasing its customer base, Spigit could incur increased operating losses, which would adversely affect our consolidated results of operations, because costs associated with generating customer agreements and performing services are generally incurred up front, while revenue is recognized ratably over the term of the agreement.

Because Spigit generally recognizes revenue from subscriptions for its enterprise platform ratably over the term of the agreement, near term changes in sales may not be reflected immediately in our operating results.

We generally recognize revenue from Spigit's customers ratably over the term of their agreements, which range from one to five years. As a result, most of the revenue we will start to report in each quarter relating to Spigit's business operations are derived from the recognition of deferred revenue relating to subscription agreements that Spigit entered into during previous quarters or years. Consequently, a decline in Spigit's new or renewed subscriptions in any one quarter is not likely to be reflected immediately in our consolidated revenue or results of operations for that quarter. Such declines could adversely affect Spigit's revenue in future periods and the effect of significant downturns in sales and market acceptance of Spigit's enterprise software, and potential changes in Spigit's rate of renewals, may not be fully reflected in our results of operations until future periods.

Spigit has a limited operating history, which makes it difficult to predict its future operating results.

Spigit has a limited operating history and has incurred cumulative losses since its inception. Its ability to forecast its future operating results is limited and subject to a number of uncertainties, including its ability to plan for and model future growth. Although Spigit has experienced growth in its revenue in recent periods, such growth is not necessarily indicative of Spigit's future growth or operating results. We cannot assure you that Spigit will achieve profitability in the future or that, if Spigit does become profitable, Spigit will be able to sustain profitability.

Failure to adequately invest in the expansion and retention of Spigit's direct sales force will impede its growth and we may not be able to fund the required investment.

Spigit will need to continue to expand its sales and marketing infrastructure to grow its customer base and its business. Spigit plans to continue to expand its direct sales force, both domestically and internationally. Identifying and recruiting qualified personnel and training them in the use of Spigit's platform will require significant time and expense. Spigit's business may be adversely impacted if its efforts to expand and train its direct sales force do not generate a corresponding significant increase in billings and revenues. In addition, to implement the planned expansion of the sales and marketing infrastructure will require significant capital. We may be unwilling or unable to source the capital required in the future to implement this planned expansion and, as a result, Spigit's business, growth and results of operation may be adversely impacted.

We are obligated to design and maintain proper and effective internal controls over financial reporting, including the financial statements of Spigit. We may not complete our analysis of Spigit's internal controls over financial reporting in a timely manner, or these internal controls may not be determined to be effective.

We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of each December 31. We are required to include in the scope of this report all of the internal controls over financial reporting for all our subsidiary companies, including Spigit. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our auditors have issued an attestation report on our management's assessment of our internal controls.

The effort required to compile the system and processing documentation necessary to perform the evaluation needed to provide these reports is a costly and onerous process. As such, we may not be able to complete our evaluation, testing and any required remediation of Spigit's internal controls over financial reporting in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses, that we are unable to remediate, in Spigit's internal control over financial reporting, we may be unable to assert that our overall internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest to management's report on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO (1)
3(ii)	Amended and Restated By-laws of PICO (2)
10.7	Sixth Amendment to the Credit Agreement dated March 21, 2013, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders
10.8	Form of Indemnity Agreement with Directors and Executive Officers (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2013.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	May 9, 2013	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Authorized Signatory)