Form 10-Q
period 2013-06-30
PICO HOLDINGS INC /NEW
filed 2013-08-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Yes ☐ No ☒
On August 8, 2013, the registrant had 22,745,079 shares of common stock, $0.001 par value per share outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Six Months Ended June 30, 2013

Part I: Financial Information

Item I: Condensed Consolidated Financial Statements (Unaudited)

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands)

	June 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$67,440	$100,115
Investments ($46.6 million and $48.5 million measured at fair value at June 30, 2013, and December 31, 2012, respectively)	48,732	50,524
Notes and other receivables, net	18,716	10,487
Real estate and water assets, net	347,682	342,338
Property and equipment, net	124,907	128,654
Other assets	55,308	35,056
Total assets	$662,785	$667,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and accrued expenses	$33,260	$25,063
Deferred compensation	23,213	22,607
Debt	150,447	141,008
Total liabilities	206,920	188,678

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 25,818 issued and 22,745 outstanding at June 30, 2013, and 25,807 issued and 22,734 outstanding at December 31, 2012.	26	26
Additional paid-in capital	528,767	526,591
Retained (deficit) earnings	(17,470)	5,215
Accumulated other comprehensive loss	(514)	(2,014)
Treasury stock, at cost (common shares: 3,073 in 2013 and 2012)	(56,593)	(56,593)
Total PICO Holdings, Inc. shareholders’ equity	454,216	473,225
Noncontrolling interest in subsidiaries	1,649	5,271
Total shareholders’ equity	455,865	478,496
Total liabilities and shareholders’ equity	$662,785	$667,174

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
REVENUES AND OTHER INCOME:
Sale of real estate and water assets	$51,385	$1,441	$63,191	$4,985
Sale of canola oil and meal	44,913	9,640	84,469	9,640
Sale of software	5,597		9,247
Other income	3,312	1,469	5,107	3,610
Total revenues and other income	105,207	12,550	162,014	18,235

COST OF SALES:
Cost of real estate and water assets sold	38,219	1,060	46,272	3,370
Cost of canola oil and meal sold	45,136	7,762	85,741	7,762
Cost of software sold	632		1,933
Total cost of sales	83,987	8,822	133,946	11,132

EXPENSES:
Operating and other costs	24,880	12,615	45,056	21,503
Impairment loss on real estate and water assets	1,410		1,410
Interest	1,719	1,290	3,418	2,305
Depreciation and amortization	2,824	427	5,357	832
Total costs and expenses	114,820	23,154	189,187	35,772
Loss from continuing operations before income taxes	(9,613)	(10,604)	(27,173)	(17,537)
Provision (benefit) for federal, foreign, and state income taxes	(114)	125	(898)	(1,073)
Loss from continuing operations	(9,499)	(10,729)	(26,275)	(16,464)
Loss from discontinued operations, net of income taxes		(5,224)		(4,606)
Net loss	(9,499)	(15,953)	(26,275)	(21,070)
Loss attributable to noncontrolling interests	1,790	520	3,590	741
Net loss attributable to PICO Holdings, Inc.	$(7,709)	$(15,433)	$(22,685)	$(20,329)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED, CONTINUED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Other Comprehensive Income:
Net loss	$(9,499)	$(15,953)	$(26,275)	$(21,070)
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on available-for-sale securities	791	(645)	1,543	894
Foreign currency translation	(279)	94	(43)	106
Total other comprehensive income (loss), net of tax	512	(551)	1,500	1,000
Comprehensive loss	(8,987)	(16,504)	(24,775)	(20,070)
Comprehensive loss attributable to noncontrolling interests	1,790	520	3,590	741
Comprehensive loss attributable to PICO Holdings, Inc.	$(7,197)	$(15,984)	$(21,185)	$(19,329)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.34)	$(0.45)	$(1.00)	$(0.69)
Loss from discontinued operations		(0.23)		(0.20)
Net loss per common share	$(0.34)	$(0.68)	$(1.00)	$(0.89)
Weighted average shares outstanding	22,737	22,769	22,735	22,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2013	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496
Stock-based compensation expense			1,896						1,896
Exercise of restricted stock units	11
Changes in ownership of noncontrolling interest			280					(32)	248
Net loss				(22,685)				(3,590)	(26,275)
Unrealized appreciation on investments					1,543				1,543
Foreign currency translation					(43)				(43)
Ending balance, June 30, 2013	25,818	$26	$528,767	$(17,470)	$(514)	3,073	$(56,593)	$1,649	$455,865

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2012	27,122	$27	$546,608	$34,288	$(959)	4,417	$(78,152)	$7,850	$509,662
Stock-based compensation expense			1,980						1,980
Exercise of restricted stock units	94		(1,019)			30	(667)		(1,686)
Retirement of PICO common stock	(1,207)	(1)	(18,278)			(1,207)	18,279
Net loss				(20,329)				(741)	(21,070)
Unrealized appreciation on investments					894				894
Foreign currency translation					106				106
Ending balance, June 30, 2012	26,009	$26	$529,291	$13,959	$41	3,240	$(60,540)	$7,109	$489,886

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
OPERATING ACTIVITIES:
Cash used in operating activities - continuing operations	$(35,598)	$(42,233)
Cash used in operating activities - discontinued operations		(3,174)
Net cash used in operating activities	(35,598)	(45,407)

INVESTING ACTIVITIES:
Purchases of investments	(9,360)	(6,300)
Proceeds from sale of investments	13,894	8,561
Proceeds from maturity of investments		831
Purchases of property and equipment	(992)	(25,486)
Cash acquired in connection with purchase of Spigit, net of cash paid	174
Decrease (increase) in restricted deposits	1,495	(2,982)
Other investing activities, net	14	52
Cash provided by (used in) investing activities - continuing operations	5,225	(25,324)
Cash provided by investing activities - discontinued operations		1,925
Net cash provided by (used in) investing activities	5,225	(23,399)

FINANCING ACTIVITIES:
Repurchase of shares and payment of withholding taxes on RSU exercise		(1,019)
Repayment of debt	(31,292)	(2,789)
Proceeds from debt	28,525	32,000
Net cash provided by (used in) financing activities - continuing operations	(2,767)	28,192

Effect of exchange rate changes on cash	465	166
Decrease in cash and cash equivalents	(32,675)	(40,448)
Cash and cash equivalents beginning of the period	100,115	125,547
Cash and cash equivalents end of the period	67,440	85,099
Less cash and cash equivalents of discontinued operations at the end of the period		24,368
Cash and cash equivalents of continuing operations at the end of the period	$67,440	$60,731

SUPPLEMENTAL CASH FLOW INFORMATION:
Payment for federal, foreign, and state income taxes	$109	$2,984
Interest paid, net of amounts capitalized	$5,407	$2,072
Non-cash investing and financing activities:
Increase in assets from business combination	$21,432
Increase in liabilities from business combination	$20,377
Conversion of note receivable to common stock in Spigit	$820
Accrued offering costs	$1,678
Unpaid liability incurred for construction costs		$3,718
Mortgage incurred to purchase real estate	$4,691	$360

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

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of other-than-temporary impairments, and the application of the equity method of accounting, goodwill and intangibles, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, purchase price allocation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2013, and December 31, 2012, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Real Estate and Water Assets / Impairment Losses:

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

In response to specific events and changes in circumstances during the three months ended June 30, 2013, the Company completed impairment testing of its indefinite-lived intangible water assets. The fair value of these assets was calculated using discounted cash flow models that incorporated a wide range of assumptions including asset pricing, price escalation, discount rates, absorption rates, timing of sales, and costs. These models are sensitive to minor changes in any of the input variables. Given the decline in market prices for similar assets, increases in interest rates, and extended timing of expected absorptions, the Company adjusted its assumptions and judgments in the model from prior projections for the Fish Springs water credits and pipeline rights and Carson Lyon water assets. The changes in assumptions and judgments resulted in a fair value of the Fish Springs assets of approximately $83.9 million compared to its carrying value of $84.9 million resulting in an impairment loss of $993,000 reported in the statement of operations within impairment loss on real estate and water assets and was included in the results of operations of the water resource and water storage segment. This is the second such impairment loss recorded on this asset during the last three years. There were no other impairment losses on any other intangible assets recorded in the period.

Also during the three months ended June 30, 2013, the Company recorded an impairment loss on real estate with a carrying value of $4.1 million that was written down to its estimated fair value of $3.7 million resulting in an impairment charge of $417,000, which was included in earnings for the three and six months ended June 30, 2013. The impairment was recorded based on the estimated sales price the Company expects to receive upon the sale of this real estate.

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, the asset is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At June 30, 2013 and December 31, 2012, the Company had real estate of $11.3 million and $2.9 million, respectively, classified as held for sale.

The costs assigned to the various components of real estate and water assets was as follows (in thousands):

	June 30, 2013	December 31, 2012
Real estate	$174,424	$166,220
Real estate improvements	3,962	4,464
Water and water rights	85,399	86,764
Pipeline rights and water credits	83,897	84,890
	$347,682	$342,338

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

At June 30, 2013, the Company had one stock-based payment arrangement outstanding:

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the “Plan”). The Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors, and consultants.  A total of 2,654,000 shares of common stock are issuable under the Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing, stock-settled stock appreciation rights (“SAR”), restricted stock awards, performance shares, performance units, restricted stock units (“RSU”), deferred compensation awards, and other stock-based awards.  The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes.  Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO Holdings common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

Restricted Stock Units (RSU):

A summary of activity of the RSU is as follows:

RSU
Outstanding at January 1, 2013	467,716
Granted	15,435
Vested	(11,430)
Outstanding at June 30, 2013	471,721
Unrecognized compensation cost (in thousands)	$4,965

 The Company recorded stock based compensation expense of $950,000 and $920,000 during the three months ended June 30, 2013 and 2012 respectively, and $1.9 million and $2 million during the six months ended June 30, 2013 and 2012, respectively for the RSU outstanding during the period.

Stock-Settled Stock Appreciation Rights (SAR):

There were no SAR granted or exercised during the six months ended June 30, 2013 or 2012. There was no stock-based compensation expense recognized for SAR during the six months ended June 30, 2013 or 2012 as there were no unvested SAR in those periods.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term
Outstanding at January 1, 2013	1,812,079	$36.16	3.5 years
Expired	(195,454)
Outstanding and exercisable at June 30, 2013	1,616,625	$36.45	2.9 years

At June 30, 2013, none of the outstanding SAR were in-the-money.

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts in other income with a corresponding increase in the trust assets (except in the case of PICO stock, which is reported as treasury stock, at cost). There is an increase in the deferred compensation liability when there is appreciation in the market value of the assets held, with a corresponding expense recognized in operating and other costs. In the event the trust assets decline in value, the Company reverses previously expensed compensation. The assets of the plan are held in rabbi trust accounts. Such accounts hold various investments that are consistent with the Company’s investment policy, and are accounted for and reported as available-for-sale securities in the accompanying condensed consolidated balance sheets. Assets of the trust are distributed according to predetermined payout elections established by each participant.

At June 30, 2013 and December 31, 2012, the Company had $23.2 million and $22.6 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.

The deferred compensation liability increased by $606,000 during the six months ended June 30, 2013 primarily due to an increase in the fair value of the assets of $867,000, offset by payments to participants. Included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three and six months ended June 30, 2013 is compensation expense of $249,000 and $867,000, respectively. For the three and six months ended June 30, 2012, operating and other costs included compensation recovery of $127,000 and expense of $1.5 million, respectively.

Accumulated Other Comprehensive Loss:

The components of accumulated other comprehensive loss are as follows (in thousands):

	June 30, 2013	December 31, 2012

Net unrealized appreciation on available-for-sale investments	$5,998	$4,455
Foreign currency translation	(6,512)	(6,469)
Accumulated other comprehensive loss	$(514)	$(2,014)

The unrealized appreciation on available-for-sale investments is net of a deferred income tax liability of $3.3 million at June 30, 2013 and $2.4 million at December 31, 2012. The foreign currency translation is net of a deferred income tax asset of $3.3 million at June 30, 2013 and $3.3 million at December 31, 2012. During the three and six months ended June 30, 2013, the change in unrealized appreciation on available-for-sale securities was net of deferred income tax of $426,000 and $830,000, respectively, and net of reclassification adjustments of $406,000, and $547,000, respectively.

Inventory:

The Company classifies its canola seed as raw material inventory and canola oil and meal as finished goods inventory. Such inventory is carried at net realizable value as it is considered a readily marketable agricultural commodity that is readily convertible to cash because of its commodity characteristics, widely available markets, and international pricing mechanisms. This agricultural commodity inventory has quoted market prices in active markets or is directly correlated to an active market, may be sold without significant further processing and has predictable and insignificant disposal costs. Changes in the fair value of agricultural commodity inventories are recognized in earnings as a component of cost of canola oil and meal sold.

At June 30, 2013 and December 31, 2012, the Company had $7 million and $8.1 million, respectively, in inventory, the majority of which is considered readily marketable, included within other assets in the consolidated balance sheets.

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

Related Party Receivables

As of June 30, 2013, the Company had loaned $1 million to Northstar Agri Industries, LLC, the owner of the 12% interest in PICO Northstar Hallock, LLC (“Northstar”), which was used to finance certain of their operating expenses.  Interest is charged at approximately 10% per annum.

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

The Company reported an income tax benefit of $114,000 and $898,000 for the three and six months ended June 30, 2013, respectively, and income tax expense of $125,000 and an income tax benefit of $1.1 million for the three and six months ended June 30, 2012, respectively. The effective income tax rate for continuing operations was 1% and 3% for the three and six months ended June 30, 2013, and 1% and 6% for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2013 and 2012, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the net deferred tax assets and certain non-deductible compensation expense.

Sale of Software:

The Company reports the sale and cost of software through its ownership in Spigit Inc. (“Spigit”), a privately held company that develops enterprise innovation software.

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

The Company accounts for subscription and consulting services revenue as separate units of account. Subscription services are routinely sold separately by the Company as the consulting services are not essential to the functionality of the hosted application and customers renew their subscription without additional services. The Company allocates revenue to each unit of account based on a selling price hierarchy. The selling price for a deliverable is based on its vendor-specific objective evidence (VSOE), if available, third-party evidence (TPE), if VSOE is not available, or estimated selling price (ESP), if neither VSOE nor TPE are available. Since VSOE and TPE are not available for the Company’s subscription or consulting services, the Company uses ESP to allocate revenue. The Company establishes ESP within a range of selling prices considering multiple factors including, but not limited to, standalone sales, price list adjusted for discounting practices, and margin objectives.

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

2.  Net Loss Per Share

Basic earnings or loss per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s stock-settled SAR and RSU are considered common stock equivalents for this purpose.  The number of additional shares related to these common stock equivalents is calculated using the treasury stock method.

For the three and six months ended June 30, 2013 and 2012, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share for continuing operations was anti-dilutive.

3.  Investments

The following tables report the cost and carrying value of available-for-sale investments at June 30, 2013 and December 31, 2012 (in thousands):

June 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities:
Corporate bonds	$6,837	$240	$(32)	$7,045
Marketable equity securities	30,492	9,452	(427)	39,517
Total	$37,329	$9,692	$(459)	$46,562

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities:
Corporate bonds	$7,758	$324	$(56)	$8,026
Marketable equity securities	33,847	7,212	(621)	40,438
Total	$41,605	$7,536	$(677)	$48,464

The following tables summarize the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	June 30, 2013		December 31, 2012
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Corporate bonds	$2,239	$32	$768	$12
Marketable equity securities	2,727	277	5,193	615
Total	$4,966	$309	$5,961	$627

	June 30, 2013		December 31, 2012
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Corporate bonds			$2,204	$44
Marketable equity securities	$1,609	$150	45	6
Total	$1,609	$150	$2,249	$50

Marketable Equity Securities: The Company’s investment in marketable equity securities was $39.5 million at June 30, 2013, and principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets.  At June 30, 2013, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment.  The primary cause of the loss on those securities was normal market volatility. The securities that were deemed other-than-temporarily impaired were recorded as an impairment loss in the period. No significant impairment losses were recorded during the three or six months ended June 30, 2013. During the three and six months ended June 30, 2012 the Company recorded impairment losses of $76,000 and $998,000, respectively.

Debt Securities: The Company owns corporate bonds in its fixed maturity portfolio, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer.  At June 30, 2013, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three and six months ended June 30, 2013, and 2012.

4.  Disclosures About Fair Value of Financial Instruments:

Financial Fair Value Measurements:

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2013, and December 31, 2012, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

At June 30, 2013, the Company classified $24.7 million of its marketable securities as Level 2 due to the trading volumes being lower than normal, coupled with wide bid/ask spreads, lack of current publicly available information, or few recent transactions. There were two securities, which accounted for $10.4 million of the June 30, 2013 Level 2 balance, that were transferred during the period from Level 1 to Level 2 classification because of low trading volumes, and bid/ask spreads greater than 10%.

At June 30, 2013 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
Available-for-sale equity securities (1)	$14,816	$24,701		$39,517
Available-for-sale debt securities (1)	$7,045			$7,045
Readily marketable inventory (2)	$3,520	$3,879		$7,399
Derivative instruments (3)	$679	$2,085		$2,764
Liabilities
Derivative instruments (3)	$1,184	$528		$1,712

At December 31, 2012 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Available-for-sale equity securities (1)	$27,977	$12,461		$40,438
Available-for-sale debt securities (1)	$8,026			$8,026
Readily marketable inventory (2)	$3,152	$3,773		$6,925
Derivative instruments (3)	$96	$2,257		$2,353
Liabilities
Derivative instrument (3)	$459	$104		$563

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

Non-Financial Fair Value Measurements:

The following table sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the six months ended June 30, 2013, by level within the fair value hierarchy. There were no such measurements during the six months ended June 30, 2012.

Assets measured at fair value on a non-recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

Six Months Ended June 30, 2013 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Intangible asset (exclusive right to use infrastructure and associated water credits) (1)			$83,897	$993
Real estate (2)			$3,674	$417

(1) As of June 30, 2013, the Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $84.9 million that was written down to its estimated fair value of $83.9 million resulting in an impairment charge of $993,000, which was included in earnings for the three and six months ended June 30, 2013. The implied fair value was calculated using a discounted cash flow model that incorporated a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, timing of sales, and costs. Given the decline in market prices for similar assets, increases in interest rates, and extended timing of expected absorptions, the Company adjusted its assumptions and judgments in the model from prior projections for the Fish Springs water credits and pipeline rights and Carson Lyon water assets.

(2) As of June 30, 2013, the Company had a non-recurring fair value measurement of real estate assets with a carrying value of $4.1 million that was written down to its estimated fair value of $3.7 million resulting in an impairment charge of $417,000, which was included in earnings for the three and six months ended June 30, 2013. The impairment was recorded based on the estimated sales price the Company expects to receive upon the sale of this real estate.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

The following table presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value at June 30, 2013 and December 31, 2012. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The level within the fair value hierarchy in which the fair value measurements are classified include measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). As of June 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy. The estimated fair value of the Company’s other investments, which is an investment in preferred stock of a private company, cannot be reasonably estimated.

(In thousands)	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Debt	$150,447	$160,793	$141,008	$137,024

Derivatives:

The table below summarizes the notional amount of open derivative positions.

	June 30, 2013
	Exchange Traded		Non-Exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(33,444)	42,050			Tons
Natural Gas		120,000			MMBtus
Forwards			(89,011)	42,670	Tons
Swaps				33,500	Tons

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

	Gain (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,
	Location	2013	2012
Futures(1)	Cost of canola oil and meal sold	$3,134	$784
Forwards(1)	Cost of canola oil and meal sold	280	(1,263)
Swaps(1)	Cost of canola oil and meal sold	431	(5,711)
		$3,845	$(6,190)

Futures(2)	Operating and other costs		$(708)
Forwards(2)	Operating and other costs		707
Swaps(2)	Operating and other costs		1,884
		$—	$1,883

(1) Represents the activity post-completion of the Company’s canola processing plant.

(2) Represents the activity pre-completion of the Company’s canola processing plant.

5.  Debt

The Company has debt outstanding primarily within its real estate and agribusiness operations. As of June 30, 2013, the Company was in compliance with all construction financing debt covenants. If our canola business continues to report losses, it is possible we could breach one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business. As of June 30, 2013, the Company had approximately $39.3 million of unused loan commitments within our real estate operations.

As of June 30, 2013, and in conjunction with the acquisition of the controlling financial interest and consolidation of Spigit, the Company reported an $8 million debt owed by Spigit under a revolving credit facility with Comerica Bank. The loan bears interest at prime plus 250 basis points, currently 5.75%, was due on June 30, 2013 and is collateralized by all of Spigit’s assets. The loan was not repaid on the due date, and is currently in default.

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

The loan agreement contains certain significant reporting and financial covenants as follows:

Spigit is required to achieve gross bookings (funds that are expected to be received from customers in the near future based on accepted orders or contracts), calculated on a rolling two quarter basis, as of June 30, 2013 of $9.1 million and is required to achieve an 85% renewal rate of its customer licenses. In addition, the bank requires Spigit to maintain a majority of its cash with the bank, with a minimum balance of $1 million during the term of the credit facility. Spigit is also required to produce audited financial statements within 120 days of its December 31 year end. At June 30, 2013, Spigit had not produced audited financial statements and during the period had a cash balance less than the minimum requirement. Spigit is in discussions with the bank to obtain an agreement that would extend the due date of the loan to August 31, 2013. Under the proposed terms of the agreement, the bank would not waive any existing breaches of the loan covenants, but would not call the loan during the extension period. See Note 7 for additional information regarding the Company’s investment in Spigit.

The following details the Company’s consolidated debt (in thousands):

	June 30, 2013	December 31, 2012
Construction Financing:
4.75% payments through 2017	$86,517	$89,500
Working Capital:
6% payments through 2017	5,750	5,000
Revolving Credit Facility:
5.75% due June 2013 (in default)	8,035
Swiss Debt:
3.7% payments through 2014	13,233	13,655
3.8% payments through 2014	3,176	3,277
Mortgages:
4% to 4.75% payments through 2013	5,365	5,551
5% payments due from 2014 - 2016	5,116	425
6% to 6.5% payments through 2036	15,173	15,531
8% payments through 2013	464	464
10% payments through 2013	7,605	7,605
Other	13
	$150,447	$141,008

6.  Segment Reporting

PICO is a diversified holding company engaged in five operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Agribusiness Operations, Enterprise Software, and Corporate. The Enterprise Software segment was started during 2013 due to the acquisition of Spigit.

The accounting policies of the reportable segments are the same as those described in the Company’s 2012 Annual Report on Form 10-K filed with the SEC, and in Footnote 1.

Management analyzes segments using the following information:

Segment assets (in thousands):

	June 30, 2013	December 31, 2012
Total Assets:
Water Resource and Water Storage Operations	$214,363	$210,189
Real Estate Operations	161,452	145,978
Agribusiness Operations	161,788	165,961
Enterprise Software	24,146
Corporate	101,036	145,046
	$662,785	$667,174

Segment revenues and income or loss before taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Water Resource and Water Storage Operations	$24,848	$355	$25,032	$1,811
Real Estate Operations	27,991	1,589	39,930	5,413
Agribusiness Operations	44,914	9,658	84,479	9,684
Enterprise Software	5,597		9,247
Corporate	1,857	948	3,326	1,327
Total revenues	$105,207	$12,550	$162,014	$18,235

Income (Loss) before income taxes:
Water Resource and Water Storage Operations	$4,677	$(1,817)	$2,536	$(2,979)
Real Estate Operations	(1,758)	(2,411)	(2,470)	(3,756)
Agribusiness Operations	(8,760)	(2,528)	(18,475)	(3,054)
Enterprise Software	(1,559)		(2,709)
Corporate	(2,213)	(3,848)	(6,055)	(7,748)
Total loss before income taxes	$(9,613)	$(10,604)	$(27,173)	$(17,537)

7.  Business Combinations

At December 31, 2012, the Company owned 27% of the voting stock in Spigit and accordingly, recorded its investment as an unconsolidated affiliate using the equity method of accounting. However, the Company had not recorded any losses reported by Spigit since 2011, as previous losses had reduced the carrying value of the Company’s investment in Spigit to zero at December 31, 2011.

Effective January 31, 2013, the Company acquired its initial investment of Series F preferred stock (“Series F preferred stock”) and obtained effective control of Spigit for $5 million and obtained additional common stock by converting existing outstanding term loans with Spigit. Simultaneous with the Company’s initial acquisition of the Series F preferred stock, Spigit completed a one-for-five reverse split of certain other preferred shares outstanding. All issuances of Spigit’s preferred stock prior to the Series F preferred stock were then converted to common stock such that Spigit’s capitalization consisted only of Series F preferred stock, which is owned entirely by the Company, and common stock. In accordance with applicable accounting guidance, the initial acquisition was accounted for under the acquisition method of accounting and as such, the results of Spigit were consolidated with the Company's results of operations from the initial date of acquisition.

In conjunction with the initial acquisition, the Company also agreed to invest an additional $5 million by May 31, 2013 if Spigit, as of April 30, 2013, achieved certain pre-determined operational cash flow targets established by the Company. Spigit met the pre-determined targets and accordingly, during the three months ended June 30, 2013, the Company invested a further $1.8 million and received additional Series F preferred stock. The balance was invested subsequent to June 30, 2013 as Spigit required the cash to fund its operations. The Company owns approximately 69% of the total outstanding voting interest of Spigit at June 30, 2013.

The allocation of the acquired assets and liabilities requires extensive use of accounting estimates and judgments to allocate the purchase price to tangible and intangible assets acquired and liabilities assumed based on respective fair values. The Company’s purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available, including information relating to tax matters and finalization of the Company’s valuation of identified intangible assets. The major classes of assets to which the Company preliminarily allocated the purchase price were goodwill of $5.1 million and identifiable intangible assets of $11 million. The measurement periods for purchase price allocations end as soon as information on the facts and circumstances becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill, retroactive to the periods in which the acquisitions occurred.

The following table summarizes the consideration transferred and the estimated fair values of net assets acquired and liabilities assumed (in thousands):

Consideration transferred:
Cash paid	$5,000
Term loan converted to common stock	820
Fair value of the noncontrolling interest	248
Fair value of the Company’s existing investment prior to the acquisition	88
$6,156
Net assets acquired:
Cash	$5,174
Property, plant and equipment	1,524
Accounts receivable	3,608
Goodwill	5,101
Intangible assets	10,976
Other assets	877
Total assets	27,260
Debt	(8,038)
Deferred revenue	(8,271)
Accounts payable and accrued liabilities	(4,795)
Total liabilities	(21,104)
Net assets acquired	$6,156

The following table summarizes the proforma financial information of the Company as if the acquisition occurred January 1, 2012:

	Six Months Ended
	June 30, 2013	June 30, 2012
Revenue	$163,551	$27,465
Net loss	$(23,469)	$(24,823)
Basic and diluted loss per share	$(1.03)	$(1.09)

8.  Commitments and Contingencies

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc:

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the “Derivative Actions”). The Derivative Actions allege a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote.  The complaints seek monetary damages, equitable relief in the form of disgorgement, attachment, impoundment or imposition of a constructive trust over portions of the 2010 executive compensation, the implementation and administration of certain internal control procedures related to executive compensation, and costs and attorney's fees.  The Dennis complaint seeks a declaration that the May 13, 2011 advisory vote rebutted the business judgment regarding the Company's Board of Directors' approval of the 2010 executive compensation.

The Company removed each of the Derivative Actions to the United States District Court, Southern District of California and filed motions to dismiss each of the Derivative Actions.  The plaintiff in each of the Derivative Actions filed a motion to remand the Derivative Actions to the Superior Court of California, County of San Diego.

On January 6, 2012, the District Court granted in part the Company's motion to dismiss and granted in part plaintiffs' motions to remand, remanding certain claims to the Superior Court of the State of California.  The plaintiffs appealed, and the Company cross-appealed, the federal district courts rulings. On March 29, 2012, the Superior Court of California stayed the Derivative Actions pending the appeal and cross-appeal in the Ninth Circuit Court of Appeals. Briefing on the appeal and cross-appeal is complete.  The Ninth Circuit Court of Appeals had scheduled oral argument on the appeals and cross-appeals for June 4, 2013.  On July 31, 2013, the Ninth Circuit Court of Appeals held that the United States District Court, Southern District of California lacked jurisdiction over the case and, as a result, reversed the partial dismissal ordered by the district court.  As a result of the order from the Ninth Circuit Court of Appeals, the case will be remanded to the Superior Court of California, County of San Diego for further proceedings. An estimate of the possible range or outcome of this litigation cannot be made. However, the Company does not believe this litigation will result in a material impact to the condensed consolidated financial statements.

Fish Springs Ranch, LLC:

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the first six months of 2013.

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

9. Subsequent Events

Definitive Merger:

In August 2013, Spigit signed a definitive merger agreement with another privately held enterprise software company. Under the terms of agreement, Spigit shareholders will receive 30% of the ownership of the merged company on a fully diluted basis and, as such, PICO will own approximately 22.6% of the merged company on a fully diluted basis.  The closing of the merger is subject to various contingencies including obtaining Spigit shareholder approval, and the successful completion of additional financing.

Public Offering:

On July 17, 2013, UCP Inc., PICO’s newly created, wholly-owned subsidiary, sold 7,750,000 shares of its Class A common stock at $15 per share in an initial public offering to outside investors. Net proceeds to UCP Inc. were $108.1 million before direct offering costs. UCP, Inc. was incorporated as a Delaware corporation on May 7, 2013 and is a holding company. After receiving the proceeds from the public offering, UCP, Inc. acquired an equity interest in UCP, LLC, its sole material asset. As the sole managing member of UCP, LLC, UCP, Inc. will control all of the business and affairs of UCP, LLC and its subsidiaries and will consolidate the results of operations of UCP, LLC in its condensed consolidated financial statements.

Prior to the offering, PICO’s existing wholly-owned subsidiary, UCP, LLC, amended its operating agreement to, among other things, designate UCP, Inc. as the sole managing member of UCP, LLC, establish UCP, LLC Series B Units (owned by UCP, Inc.), and to reclassify PICO's existing membership interests into UCP, LLC Series A Units (which represent 57.7% of the economic interest in UCP, LLC). The UCP, LLC Series B Units rank on a parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution.

UCP, Inc. has two securities outstanding after the public offering: Class B common stock which was issued to PICO and entitles PICO to one vote per Series A Unit held currently, 57.7% of the voting interest of UCP, Inc. and the Class A common stock that was sold in the public offering which controls the remaining 42.3% of the vote. In addition to voting, the Class A common stock also entitles the holder to 42.3% of the economic interest of UCP, LLC.

As a result of the transaction, PICO’s voting ownership in UCP, Inc. (and its economic ownership in UCP LLC) was reduced to 57.7%. However, given the controlling financial interest PICO owns, it will consolidate UCP Inc. in its condensed consolidated financial statements and record noncontrolling interest for the remaining 42.3% ownership interest, starting in the third quarter of 2013.

Concurrent with the public offering, PICO entered into various agreements with UCP, Inc. including an investor rights agreement, an exchange agreement, and a tax receivable agreement.

Investor Rights Agreement

The investor rights agreement provides PICO the right to nominate two individuals for election to the UCP, Inc. board of directors for as long as PICO owns 25% or more of the combined voting power of the outstanding Class A and Class B common stock and one individual for as long as it owns at least 10%. The agreement will terminate when PICO owns less than 10% of the combined voting power of the outstanding Class A and Class B common stock or when PICO is no longer required to consolidate UCP, Inc.'s financial condition and results of operations in its condensed consolidated financial statements, whichever is later.

Exchange Agreement

The exchange agreement grants PICO the right to exchange its UCP, LLC Series A Units for shares of Class A common stock of UCP, Inc. on a one-for-one basis. As PICO exchanges its UCP, LLC Series A Units, PICO's interest in UCP, LLC will be correspondingly decreased. UCP, LLC will make an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock occurs, which may result in an adjustment to the tax basis of the assets owned by UCP, LLC at the time of an exchange of Series A Units. The increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets.

Tax Receivable Agreement

The tax receivable agreement entered into by PICO and UCP, Inc. provides for a sharing of the value of the tax benefits between PICO and UCP, Inc generated from the exchange of shares discussed above. UCP, Inc. will make a payment to PICO of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that it realizes as a result of increases in tax basis. UCP, Inc. and its Class A common stockholders will benefit from the remaining 15% of cash savings, if any, in income tax that is realized by UCP, Inc. Cash savings in income tax will be computed by comparing the actual income tax liability to the amount of such taxes that would have been paid had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired.

Estimating the amount of payments to be made under the Tax Receivable Agreement is dependent upon a number of factors, including:

•
the timing of any exchanges of UCP, LLC Series A Units for shares of Class A common stock, as the increase in any tax deductions will vary depending on the fair market value of the depreciable and amortizable assets of UCP, LLC at the time of any such exchanges, and this value may fluctuate over time;

•
the price of the Class A common stock of UCP, Inc. at the time of any exchanges of UCP, LLC Series A Units for shares of Class A common stock (since the increase in the share of the basis in the assets of UCP, LLC, as well as the increase in any tax deductions, will be related to the price of the Class A common stock at the time of any such exchanges);

•	the tax rates in effect at the time of the increased amortization and depreciation deductions or other realized tax benefits; and

•	the amount, character and timing of UCP, Inc.'s taxable income.

If UCP, Inc. does not have taxable income in a given taxable year, the company will not be required to make payments under the tax receivable agreement for that taxable year because no tax savings will have been realized.

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

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “should”, “target”, “projects”, “contemplates”, “predicts”, “potential”, “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Form 10-K and other filings.

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

As of June 30, 2013 our business is separated into five operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations;
•	Enterprise Software; and
•	Corporate

As of June 30, 2013, our major consolidated subsidiaries are (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•
UCP, LLC (“UCP”), which acquires and develops partially-developed and finished residential housing lots in selected markets in California and Washington (See -Real Estate Operations for additional information relating to our ownership of UCP);

•
PICO Northstar Hallock, LLC, an 88% owned subsidiary, doing business as Northstar Agri Industries (“Northstar”), which has constructed a canola seed crushing facility in Hallock, Minnesota. The plant commenced full-scale production in the third quarter of 2012;

•	Spigit, Inc. (“Spigit”) a 69% owned subsidiary that develops enterprise innovation software.

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

PICO Shareholders’ Equity

Our shareholders’ equity declined $19 million or $0.85 per share, during the six months ended June 30, 2013, from $473.2 million, or $20.82 per share at December 31, 2012 to $454.2 million, or $19.97 per share at June 30, 2013. The decrease in our shareholders’ equity was primarily due to the $22.7 million net loss during the period.

Business Combination

Effective January 31, 2013, the Company acquired additional voting preferred stock in Spigit, Inc., a privately held company that develops enterprise innovation software (“Spigit”), in an initial transaction for $5 million by obtaining newly issued shares directly from Spigit. During the second quarter of 2013, the Company made additional investments of $1.8 million. As a result of these transactions, the Company’s voting ownership increased from 27% at December 31, 2012 to 69% at June 30, 2013. In accordance with applicable accounting guidance, the initial acquisition was accounted for under the acquisition method of accounting and, as such, the results of Spigit were consolidated with the Company's results of operations from the date of acquisition. The Company reported the results of Spigit as a new reportable segment. The acquisition and consolidation of Spigit increased the Company’s assets and liabilities by approximately $21.4 million and $20.4 million, respectively.

Total Assets and Liabilities

Total assets decreased by $4.4 million from $667.2 million at December 31, 2012 to $662.8 million at June 30, 2013. The Company’s real estate and water assets increased $5.3 million primarily due to acquisitions and development costs in real estate projects in UCP. Notes and other receivables and other assets increased by $28.5 million primarily due to the business combination of Spigit, which accounted for $21.4 million of the increase. Cash and cash equivalents decreased $32.7 million as the Company used cash to fund the acquisition and development of its real estate projects, and for overhead and other operating costs. During the first half of 2013, total liabilities increased by $18.2 million, from $188.7 million at December 31, 2012 to $206.9 million at June 30, 2013. The change was due to an increase in the Company’s debt balance of $9.4 million, primarily from the consolidation of the $8 million bank loan owed by Spigit, and an increase of $8.2 million in other liabilities which was primarily due to the consolidation of Spigit’s $7.4 million deferred revenue balance.

Net Loss

We reported a net loss from continuing operations, after noncontrolling interest, of $7.7 million, or $0.34 per share and $10.2 million, or $0.45 per share for the second quarter ended June 30, 2013 and 2012, respectively. The decrease in our net loss resulted from a year-over-year decrease in the losses reported within our real estate and water resources segments, offset by an increase in the loss reported within our agribusiness segment. For the six months ended June 30, 2013, our reported net loss was $22.7 million or $1.00 per share, compared to a net loss of $15.7 million or $0.69 per share for the first half of 2012.

Noncontrolling Interests

The net loss attributable to noncontrolling interest represents the share of net income or loss from our less than wholly-owned consolidated subsidiaries that is allocated, based on relative ownership percentage, to the noncontrolling shareholders of those entities. Currently, the most significant subsidiaries that are less than wholly-owned in our condensed consolidated financial statements are Northstar, Fish Springs, and beginning January 31, 2013, Spigit. Loss attributable to noncontrolling interests was $1.8 million and $520,000 for the three months ended June 30, 2013 and 2012, respectively. A total of $2.3 million of the noncontrolling interest recorded during the six months ended June 30, 2013 was in our agribusiness operations based on a reported net loss in that segment of $18.5 million.

Comprehensive Loss

For the second quarter of 2013, we reported a comprehensive loss of $7.2 million which consisted primarily of a net loss of $7.7 million, offset by an increase of $791,000 in unrealized appreciation on available-for-sale securities.

For the first half of 2013, we reported comprehensive loss of $21.2 million. This comprehensive loss consisted of a net loss of $22.7 million, offset by an increase of $1.5 million in unrealized appreciation on available-for-sale securities.

Segment Results of Operations

Our segment revenue and loss before income taxes for the second quarter and first half of 2013 and 2012 were:

	Three Months Ended			Six Months Ended
Thousands of dollars	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Revenue:
Water Resource and Water Storage Operations	$24,848	$355	$24,493	$25,032	$1,811	$23,221
Real Estate Operations	27,991	1,589	26,402	39,930	5,413	34,517
Agribusiness Operations	44,914	9,658	35,256	84,479	9,684	74,795
Enterprise Software	5,597		5,597	9,247		9,247
Corporate	1,857	948	909	3,326	1,327	1,999
Total revenue	$105,207	$12,550	$92,657	$162,014	$18,235	$143,779

Loss before income taxes:
Water Resource and Water Storage Operations	$4,677	$(1,817)	$6,494	$2,536	$(2,979)	$5,515
Real Estate Operations	(1,758)	(2,411)	653	(2,470)	(3,756)	1,286
Agribusiness Operations	(8,760)	(2,528)	(6,232)	(18,475)	(3,054)	(15,421)
Enterprise Software	(1,559)		(1,559)	(2,709)		(2,709)
Corporate	(2,213)	(3,848)	1,635	(6,055)	(7,748)	1,693
Loss before income taxes	$(9,613)	$(10,604)	$991	$(27,173)	$(17,537)	$(9,636)

Second Quarter Revenue

The majority of our recurring revenue is expected to occur in our agribusiness and real estate operations. Both of these segments generate revenue from volume sale of their products. Our second quarter revenue was $105.2 million in 2013, compared to $12.6 million in 2012, an increase of $92.6 million year-over-year.  This increase was primarily due to a $35.3 million increase in revenue due to added sales volume in our agribusiness operations, a $26.4 million increase in sales of real estate primarily from selling more residential homes, and a $24.5 million increase in revenue in our water resources and water storage operations, primarily due to the sale of real estate and water assets in Arizona, and the sale of our farm properties in Idaho.

Second Quarter Costs and Expenses

Second quarter costs and expenses were $114.8 million in 2013, compared to $23.2 million in 2012, an increase in year-over-year expenses of $91.6 million.  Our agribusiness operations increased production and sales and consequently, reported an increase in expenses of $41.5 million, primarily from a $37.4 million increase in cost of sales of canola oil and meal, and a $4.1 million increase in overhead, interest and depreciation expenses. Our real estate segment reported an increase in expenses of $25.7 million which was primarily due to a $20.5 million increase in cost of its real estate sales. Additionally, our water resources and water storage operations reported an increase in expenses of $18 million primarily from an increase in cost of real estate and water assets sold.

Second Quarter Loss Before Income Taxes

Our second quarter year-over-year net loss before income taxes decreased by $991,000 primarily due to a $6.2 million and a $1.6 million increase in the loss reported by our agribusiness and our enterprise software segments, respectively, which offset a $6.5 million increase in the gain reported by our water resource and water storage operations and a decrease in the loss reported by our real estate and corporate operations of $653,000 and $1.6 million, respectively.

Second Quarter Income Taxes and Noncontrolling Interest in Subsidiaries

In the second quarter of 2013, we reported a net loss of $7.7 million, or $0.34 per share.  We recorded a $114,000 tax benefit and noncontrolling interests reported a loss of $1.8 million.

We reported a net loss of $15.4 million, or $0.68 per share for the second quarter of 2012 after a $125,000 tax provision.  During the three months ended June 30, 2012, noncontrolling interests reported expense of $520,000

Due to the full valuation allowance on our net deferred taxes, our effective tax rate for the second quarter of 2013 and 2012 was a tax benefit of 1% and a tax provision of 1% respectively, compared to the Federal corporate income tax rate of 35%.

First Half Revenue

Our first half revenue was $162 million in 2013, compared to $18.2 million in 2012, an increase of $143.8 million year-over-year.  This increase was primarily due to a $74.8 million increase in agribusiness revenue as we commenced crushing canola seed and selling canola oil and meal after the first quarter of 2012, a $34.5 million increase in sale of real estate due primarily to selling more residential homes and a $23.2 million increase in revenue in our water resource and water storage operations due to the sale of real estate and water assets in Arizona, and the sale of our farm properties in Idaho.

First Half Costs and Expenses

First half costs and expenses were $189.2 million in 2013, compared to $35.8 million in 2012, an increase in year-over-year expenses of $153.4 million.  Our agribusiness operations reported an increase in expenses of $90.2 million, primarily from a $78 million increase in cost of sales of canola oil and meal, and a $12.2 million increase in overhead, interest and depreciation expenses. Our real estate segment reported an increase in expenses of $33.2 million primarily due to a $26.3 million increase in the cost of real estate sold. The costs and expenses in our water resource and water storage operations increased $17.7 million primary due to the cost of the real estate and water sold during the period. Lastly, our enterprise software operations reported expenses and overhead of $12 million for the first half of 2013 primarily from salaries and benefits.

First Half Loss Before Income Taxes

Our first half year-over-year net loss before income taxes increased by $9.6 million primarily due to a $15.4 million increase in the loss reported by our agribusiness segments, offset by a $5.5 million year-over-year increase in income reported in our water resource and water storage operations.

First Half Income Taxes and Noncontrolling Interest in Subsidiaries

In the first half of 2013, we reported a net loss of $22.7 million, or $1.00 per share.  We recorded an $898,000 tax benefit and noncontrolling interests reported a loss of $3.6 million.

We reported a net loss of $20.3 million, or $0.89 per share for the first half of 2012 after a $1.1 million tax benefit.  During the six months ended June 30, 2012, noncontrolling interests reported a loss of $741,000.

Due to the full valuation allowance on our net deferred taxes, our effective tax rate for the first half of 2013 and 2012 was a tax benefit of 3% and 6% respectively, compared to the Federal corporate income tax rate of 35%.
WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended			Six Months Ended
Thousands of dollars	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Revenue:
Sale of real estate and water assets	$23,663	$5	$23,658	$23,666	$15	$23,651
Other	1,185	350	835	1,366	1,796	(430)
Total revenue	24,848	355	24,493	25,032	1,811	23,221

Costs and expenses:
Cost of real estate and water assets sold	(16,639)	(1)	(16,638)	(16,639)	(3)	(16,636)
Impairment of water assets	(993)		(993)	(993)		(993)
Interest expense	(11)	(17)	6	(22)	(34)	12
Depreciation and amortization	(333)	(331)	(2)	(658)	(653)	(5)
Overhead	(1,248)	(1,330)	82	(2,741)	(2,823)	82
Project expenses	(947)	(493)	(454)	(1,443)	(1,277)	(166)
Segment total expenses	(20,171)	(2,172)	(17,999)	(22,496)	(4,790)	(17,706)
Income (loss) before income taxes	$4,677	$(1,817)	$6,494	$2,536	$(2,979)	$5,515

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

Segment Revenue

We closed two sale transactions in June 2013 which, in aggregate, contributed the majority of the segment revenue for both the second quarter and the first half of 2013. We sold 1,021 acres of land and 3,063 acre-feet of groundwater rights located in the Harquahala Valley, Arizona, for sale proceeds of $10 million and a gross margin of $6.3 million. In addition, we also sold two farms in Idaho for sale proceeds of $13.7 million and a gross margin of $763,000. The two farms that were sold also generated lease revenue of $726,000 and $218,000 for the first half of 2013 and 2012, respectively. From the third quarter of 2013, we will no longer record any lease revenue or operating costs associated with the two farms that were sold.

There were no significant sales of water rights and related real estate assets in the second quarter and first half of 2012.  Revenue generated in the second quarter and first half of both 2013 and 2012 also consisted of lease income from our ranch and farm properties. In addition, in the first half of 2012, due to the expiration of an option we had entered in to with a potential purchaser of our Lincoln County, Nevada power plant project, we generated revenues of $1.3 million from the option fees we had previously recorded as unearned.

Segment Expenses

In the second quarter of 2013, our total expenses increased by $18 million compared to 2012 and by $17.7 million in the first half of 2013 as compared to 2012. The primary reason for the increase in total expenses was the increase in the cost of real estate and water assets of $16.6 million in both the second quarter and first half of 2013 as compared to 2012. The increase in cost of sales was due to the two sale transactions that closed in June, 2013 as noted in Segment Revenue above.

Overhead expenses were almost unchanged for both the second quarter and first half of 2013 as compared to 2012. Total overhead was $1.2 million in the second quarter of 2013 as compared to $1.3 million in the second quarter of 2012. Overhead was $2.7 million for the first half of 2013 as compared to $2.8 million in the first half of 2012.

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

Project expenses declined by $454,000 in the second quarter of 2013 as compared to the second quarter of 2012 and the year-over-year project costs were unchanged at $1.4 million and $1.3 million in first half of both periods. As noted above, from the third quarter of 2013 we will no longer record any lease revenue or operating costs associated with our farm properties in Idaho as the two farms were sold in June, 2013.

The impairment charge of $993,000 recorded in the second quarter and first half of 2013 related to our Fish Springs water asset in Washoe County, Nevada. During the second quarter of 2013, specific events occurred in Washoe County that caused us to update our discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights. The changes in assumptions relate to the timing of future estimated sales of our water assets as well as inputs in to the discount rate. As a result of updating our discounted cash flow models, the fair value of our Fish Springs water asset was estimated at $83.9 million compared to its then carrying value of $84.9 million. Consequently, in the second quarter and first half of 2013, we recorded the $993,000 difference as an impairment charge to reflect the decrease in the estimated fair value of the asset.

The year-over-year segment results of operations increased by $6.5 million for the second quarter and by $5.5 million for the first six months. The increase in the year-over-year results of operations for both periods was due primarily to the gross margin of $6.3 million generated in the second quarter and first half of 2013 from the sale of land and water rights in the Harquahala Valley, Arizona.

REAL ESTATE OPERATIONS

	Three Months Ended			Six Months Ended
Thousands of dollars	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Revenue:
Sale of real estate and water assets	$27,722	$1,435	$26,287	$39,525	$4,970	$34,555
Other	269	154	115	405	443	(38)
Total revenue	27,991	1,589	26,402	39,930	5,413	34,517

Costs and expenses:
Cost of real estate and water assets sold	(21,581)	(1,059)	(20,522)	(29,632)	(3,367)	(26,265)
Interest expense		(324)	324		(677)	677
Impairment charges	(417)		(417)	(417)		(417)
Operating expenses	(7,751)	(2,617)	(5,134)	(12,351)	(5,125)	(7,226)
Segment total expenses	(29,749)	(4,000)	(25,749)	(42,400)	(9,169)	(33,231)
Loss before income taxes	$(1,758)	$(2,411)	$653	$(2,470)	$(3,756)	$1,286

As of June 30, 2013, our businesses in the real estate operations segment are primarily conducted through our wholly owned subsidiary UCP, LLC (“UCP”) and its homebuilding and land development operations in California and Washington.

In May, 2013 we formed a new company, UCP, Inc. to become the sole managing member of UCP. In July, 2013, UCP, Inc. completed an initial public offering of its Class A common stock selling 7,750,000 of its Class A shares at $15 per share for gross proceeds of $116.3 million. After the underwriting discount of $8.1 million, UCP, Inc. received net proceeds of $108.1 million (before the offering expenses). The proceeds from the issuance of the Class A shares were used to purchase 7,750,000 newly issued Series B Units in UCP representing 42.3% of the total economic interest of UCP. UCP intends to use such proceeds from the issuance of the Series B Units for general corporate purposes, such as the acquisition of land and for land development, home construction and other related purposes.

As a result of the reorganization of UCP and the initial public offering of UCP, Inc., which was completed in the third quarter of 2013, PICO owns Series A Units in UCP representing 57.7% of the total economic interest of UCP. In addition, PICO owns Class B stock in UCP, Inc. The Class B shares have voting rights only with one vote for each UCP Series A Unit held. As such, PICO has 57.7% of the voting power in UCP, Inc. From the third quarter of 2013, we will record our interests in UCP, Inc. and UCP as 57.7% owned subsidiaries.

UCP, Inc.’s Class A shares began trading on the New York Stock Exchange on July 18, 2013 under the symbol “UCP.”

In the first half of 2013 and 2012, UCP sourced, underwrote and acquired real estate in its target markets to increase its land inventory and ability to either build and sell homes through its wholly owned subsidiary, Benchmark Communities, or develop land and sell lots to third-party homebuilders. UCP actively acquires and develops lots in California and Washington State in an effort to maintain and grow its lot supply. In addition to expanding its business in existing markets in California and Washington State, UCP continues to evaluate opportunities to expand into other markets with favorable housing demand fundamentals, including, in particular, long-term population and employment growth.

Our real estate sales are contingent upon numerous factors and, as such, the timing and volume of real estate sales in any one quarter is unpredictable.  Historically, the level of real estate sales has fluctuated from period to period.  Accordingly, it should not be assumed that the level of sales as reported will be maintained in future years.

Owned and Controlled Lots

As of June 30, 2013, and December 31, 2012, UCP owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,845 and 4,916 lots, respectively. The following tables present certain information with respect to our owned and controlled lots as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013
	Owned	Controlled(1)	Total
Central Valley Area-California	1,849	985	2,834
Monterey Bay Area-California	1,587		1,587
South San Francisco Bay Area-California	27	467	494
Puget Sound Area-Washington	900	30	930
Total	4,363	1,482	5,845

	As of December 31, 2012
	Owned	Controlled(1)	Total
Central Valley Area-California	1,880	599	2,479
Monterey Bay Area-California	1,602	—	1,602
South San Francisco Bay Area-California	32	92	124
Puget Sound Area-Washington	711	—	711
Total	4,225	691	4,916

(1) Controlled lots are those subject to a purchase or option contract.

Our wholly-owned subsidiary, Bedrock Land Development, Inc. (“Bedrock”) also owns real estate in Fresno, California that is tentatively approved for the development of 167 lots. Bedrock is not a part of UCP’s operations.

Second Quarter Segment Revenue and Gross Margin

In the following discussion, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

In the second quarter of 2013, total segment revenue increased by 1,662% to $28 million as compared to total segment revenue of $1.6 million in the second quarter of 2012.  This increase in revenue of $26.4 million was primarily attributable to an increase in both the volume of homes and lots sold and the average selling price (“ASP”) of homes and lots sold in the second quarter of 2013 as compared to the second quarter of 2012 as follows:

•
an increase in the number of homes sold to 57 homes in the second quarter of 2013 as compared to 6 homes in the second quarter of 2012. The average selling communities during the period increased from two in the second quarter of 2012 to seven in the second quarter of 2013;

•	an increase in the ASP of homes sold of approximately 54% to $367,000 per home in the second quarter of 2013 as compared to $239,000 per home in the second quarter of 2012; and

•	an increase in the quantity of lots sold to 54 units in the second quarter of 2013 as compared to zero units in the second quarter of 2012.

Total gross margin increased by approximately $5.8 million to $6.1 million in the second quarter of 2013 as compared to $376,000 in the second quarter of 2012. This increase in gross margin was primarily due to the increased volumes of both lots and homes sold in the second quarter of 2013 as compared to the second quarter of 2012. The gross margin percentage of lots sold in the second quarter of 2013 was 24%. The gross margin percentage of homes sold declined to 22% in the second quarter of 2013 as compared to 26% in the second quarter of 2012. This gross margin percentage decline was primarily attributable to the favorable cost basis of the active selling communities in 2012.

First Half Segment Revenue and Gross Margin

In the first half of 2013, total segment revenue increased by 638% to $39.9 million as compared to total segment revenue of $5.4 million in the first half of 2012.  This increase in revenue of $34.5 million was primarily attributable to an increase in both the quantity of homes and lots sold and the ASP of homes and lots sold in the first half of 2013 as compared to the first half of 2012 as follows:

•
an increase in the number of homes sold to 69 homes in the first half of 2013 as compared to 12 homes in the first half of 2012. The number of selling communities at the end of the period increased from one at June 30, 2012 to nine at June 30, 2013;

•	an increase in the ASP of homes sold of approximately 48% to $366,000 per home in the first half of 2013 as compared to $247,000 per home in the first half of 2012; and

•
an increase in the quantity of lots sold to 108 units in the first half of 2013 as compared to 26 units in the first half of 2012 and revenue per lot increased by approximately 71% to $132,000 per lot in the first half of 2013 as compared to $77,000 per lot in the first half of 2012.

Total gross margin increased by approximately $8.3 million to $9.9 million in the first half of 2013 as compared to $1.6 million in the first half of 2012. This increase in gross margin was primarily due to the increased volumes of both lots and homes sold in the first half of 2013 as compared to the first half of 2012. The gross margin percentage of lots sold in the first half of 2013 was 32% as compared to 38% in 2012. The gross margin percentage of homes sold declined to 21% in the first half of 2013 as compared to 29% in the first half of 2012. This gross margin percentage decline was primarily attributable to the favorable cost basis of the active selling communities in 2012.

Summary Results of UCP Revenue and Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	Change	2013	2012	Change
Lots sold	54		54	108	26	82
Homes sold	57	6	51	69	12	57

Revenue (in thousands)
Lot revenue - total	$6,815		$6,815	$14,285	$2,002	$12,283
Lot revenue - per lot	$126		$126	$132	$77	$55

Home revenue - total	$20,907	$1,435	$19,472	$25,240	$2,968	$22,272
Home revenue - per home	$367	$239	$128	$366	$247	$119

Gross Margin
Gross margin - lots	$1,643		$1,643	$4,534	$754	$3,780
Gross margin percentage - lots	24%		24%	32%	38%	(6)%

Gross margin - homes	$4,498	$376	$4,122	$5,359	$849	$4,510
Gross margin percentage - homes	22%	26%	(4)%	21%	29%	(8)%

Gross margin - total	$6,141	$376	$5,765	$9,893	$1,603	$8,290
Gross margin percentage - total	22%	26%	(4)%	25%	32%	(7)%

Segment Results of Operations

The year-over-year second quarter segment net loss before income taxes decreased by $653,000 from a net loss of $2.4 million in 2012 to a net loss of $1.8 million in 2013. There was an increase in the gross margin of approximately $5.8 million generated by the sale of lots and homes at UCP due to both a higher volume and an increase in the ASP of lots and homes sold in the second quarter of 2013 as compared to the second quarter of 2012. However, this increased gross margin was offset by an increase in operating costs of $5.1 million in the second quarter of 2013 as compared to the second quarter of 2012. The year-over-year increase in costs is due primarily to (1) increased selling and marketing costs of $1.6 million as a result of the increased volume of lot and home sales in the second quarter of 2013 as compared to the second quarter of 2012; (2) increased salaries and benefits of $1.6 million as UCP continues to expand its operations and (3) an increase in legal and audit costs of $624,000 incurred primarily in connection with offering and reorganization costs for the Initial Public Offering of UCP, Inc.’s Class A shares.

In addition, we incurred an impairment charge of $417,000 in the second quarter of 2013 with no corresponding charge in the second quarter of 2012. The impairment charge relates to a property, owned by Bedrock,(and, as such, is not part of UCP’s own results of operations nor is it included in UCP’s inventory of lots). The property, located near Fresno, California, was purchased by us prior to our acquisition of UCP. We have developed the property over several years and we believe that the property has further value in the future as Fresno continues to grow. However, in 2013 we received an unsolicited offer from a local government agency to purchase the property. We have obtained a current appraisal of the value of the property and, as of June 30, 2013 we wrote down the value of the property to the appraised value on the assumption that we will be forced to sell the property to the local government agency.

The first half segment net loss before income taxes decreased by $1.3 million from 2012 to 2013. There was an increase in the gross margin of approximately $8.3 million generated by the sale of lots and homes at UCP due to both the higher volume and increase in ASP of lots and homes sold in the first half of 2013 as compared to the first half of 2012. However, this increased gross margin was offset by an increase in operating costs of $7.2 million in the first half 2013 as compared to the first half of 2012. The increase in costs is due primarily to (1) increased selling and marketing costs of $2.2 million as a result of the increased volume of lot and home sales in the first half of 2013 as compared to the first half of 2012; (2) increased salaries and benefits of $2.9 million as UCP continues to expand its operations and (3) an increase in legal and audit costs of $637,000 incurred primarily in connection with offering and reorganization costs for the Initial Public Offering of UCP, Inc.’s Class A shares.

AGRIBUSINESS OPERATIONS

	Three Months Ended			Six Months Ended
Thousands of dollars	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Revenue:
Sales of canola oil and meal	$44,913	$9,640	$35,273	$84,469	$9,640	$74,829
Other	1	18	(17)	10	44	(34)
Total revenue	44,914	9,658	35,256	84,479	9,684	74,795

Costs and expenses:
Cost of canola oil and meal sold	(45,136)	(7,762)	(37,374)	(85,741)	(7,762)	(77,979)
Depreciation	(2,090)	(7)	(2,083)	(4,180)	(14)	(4,166)
Interest expense	(1,463)	(821)	(642)	(2,895)	(1,327)	(1,568)
Plant costs and overhead	(4,985)	(3,596)	(1,389)	(10,138)	(3,635)	(6,503)
Segment total expenses	(53,674)	(12,186)	(41,488)	(102,954)	(12,738)	(90,216)
Loss before income taxes	$(8,760)	$(2,528)	$(6,232)	$(18,475)	$(3,054)	$(15,421)

Segment Revenue and Crush Margin

We generated sales of canola oil and meal of $44.9 million in the second quarter of 2013 and $84.5 million for the six months ended June 30, 2013. The plant did not commence initial crushing operations until May 2012 and, accordingly, revenue generated from the sale of canola oil and meal in the second quarter and first six months of 2012 only represents revenue generated in a limited period (approximately 6 weeks) and while the plant operated in start-up mode.

During the second quarter of 2013, our plant in Hallock, MN crushed 71,374 tons of canola seed, achieving 78% capacity utilization. In the first six months of 2013 we crushed 140,307 tons of canola seed (approximately 78% capacity). Capacity utilization was impacted primarily by a planned annual maintenance outage of two weeks duration in May and secondarily by seed sourcing challenges due to a protracted spring planting season in our sourcing territory. Canola seed deliveries by farmers typically decrease during the month of May as they engage in field activities associated with planting. However, wet conditions delayed and prolonged planting into the third week of June, 2013, which further impacted the decrease in seed deliveries in the second quarter of 2013.

Overall market conditions led to an extremely challenging crush margin environment through most of the first six months of 2013. Canola “board margins” (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the quoted market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the U.S. dollar) were unusually low at the start of 2013 and continued to decline through May, 2013. Board margins stabilized in early June and started to improve late in the second quarter of 2013. The poor board margin environment in the second quarter and first half of 2013 has been primarily driven by 2012 weather related crop events. The 2012 Canadian canola seed harvested yields were 20% below the trend line average yield, resulting in canola seed scarcity and high prices. Historically high U.S. soybean crush and historically high soybean oil yield resulted in record soybean oil production for the fourth quarter of 2012. Historically high soybean yields have continued through the end of the second quarter of 2013. This has negatively impacted pricing for our primary product, canola oil. Historically high global palm oil inventories have also impacted U.S. vegetable oil pricing. The board margin improvement noted in late June, 2013, resulted from declining canola seed prices following the timely completion of spring canola planting in Canada. This provided the market some assurance that the extremely tight seed supply conditions would be alleviated in the new crop year of 2013/2014.

These combined factors have also given rise to an unprecedented dislocation of “basis” and board margin conditions (basis is the difference between our actual crush margin at the Hallock plant and the board margin and differences arise from the discount or premiums we obtain for seed purchased and oil and meal sold compared to the board pricing). Historically, the basis differences at Hallock, Minnesota have been net positive. However, canola seed scarcity led to unfavorable seed basis levels which have reversed this net basis margin so that our basis difference was largely negative during the period of crushing operations for the canola crop year 2012/2013 to date (mid-August, 2012 to June 30, 2013).

The board margins in 2013 and the negative basis combined to generate a negative gross margin of $223,000 and $1.3 million for the second quarter and the first six months of 2013, respectively.

Segment Expenses

Plant costs and overhead in the second quarter and first half of 2013 include salaries and benefits, consulting fees, insurance, and office costs. Also included in these costs are the variable costs of crushing operations including costs for energy, process chemicals, production labor and utilities as well as marketing fees under our off-take agreement with Purina Animal Nutrition, LLC (formerly Land O Lakes Purina Feed, LLC). Plant costs and overhead also include due diligence expenses for potential expansion opportunities within the Agribusiness segment.

We did not commence initial crushing operations until May 2012 and, as a result, the plant costs and overhead in the second quarter and first half of 2013 as compared to the corresponding periods in 2012 are significantly different (the change in such costs are $1.4 million for the second quarter 2013 as compared to 2012 and $6.5 million for the first six months of 2013 as compared to 2012). This is largely due to the very significant increase in volumes of canola seed crushed in 2013 as compared to 2012 and the resultant increase in variable costs in 2013 as compared to 2012.

In addition, as we did not commence full scale operations until the third quarter 2012, we did not start to depreciate our canola seed crushing plant until the third quarter of 2012 and, as such, no depreciation of the plant is included in the second quarter and first half 2012 segment expenses. We recorded a $2.1 million charge for depreciation in the second quarter of 2013 and $4.2 million for the first six months of 2013.

As of June 30, 2013, Northstar has total borrowings of $92.3 million comprised of an $86.5 million term loan and $5.8 million outstanding on a revolving credit facility. During the first half of 2013 and 2012, we recorded interest expense of $2.9 million and $1.3 million respectively. The year-over-year increase in interest expense of $1.6 million in the first half of 2013 as compared to the first half of 2012, is primarily due to the following: (1) as the plant was still being constructed, we capitalized interest cost of approximately $574,000 as part of the total plant construction cost in the first half of 2012; and (2) total borrowings have increased by $4.8 million since June 30, 2012.

As of June 30, 2013, Northstar has entered into swap agreements with an international bank as the counterparty. The purpose of the swap agreements is to assist in the risk management of our crush margin and is achieved by swapping the floating price of the board margin for a fixed price during the period the swap is in place.

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

In addition, readily marketable inventory at June 30, 2013 is carried at net realizable value on our balance sheet based on quoted market prices in active markets. Changes in the value of our readily marketable inventory are recognized in cost of canola oil and meal sold each period. However, we aim to minimize the effects of changing prices in our inventory primarily through the use of traded futures contracts.

During the first half of 2013, the fair values of our swap agreements, forward and futures contracts decreased from a net asset position of $1.8 million at December 31, 2012 to a net asset position of $1.1 million at June 30, 2013. As such, during the first half of 2013 we recorded a non-cash loss of $710,000 to cost of goods sold in our results of operations. In addition, during the first half of 2013 we had cash settlements of $3.1 million on our futures contracts which were also recorded to cost of goods sold in our results of operations.

During the first half of 2012, the fair value of the liabilities under our swap agreements decreased from $2.5 million at December 31, 2011 to a net asset position of $1.8 million at June 30, 2012. As such, during the first half of 2012 we recorded a total non-cash gain of $4.3 million in cost of goods sold and plant costs and overhead in segment expenses. In the second quarter of 2012, the movement in fair value of the swap agreements and futures contracts resulted in a non-cash gain of $2.4 million in cost of goods sold.

ENTERPRISE SOFTWARE

	Three Months Ended	Six Months Ended
Thousands of dollars	June 30,	June 30,
	2013	2013
Revenue:
Software and services revenue	$5,597	$9,247
Total revenue	5,597	9,247

Costs and expenses:
Cost of software and services sold	(632)	(1,933)
Interest expense	(116)	(192)
Depreciation	(31)	(45)
Operating expenses	(6,377)	(9,786)
Segment total expenses	(7,156)	(11,956)
Loss before income taxes	$(1,559)	$(2,709)

This segment comprises the results of operations of Spigit.

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

On January 31, 2013, we invested $5 million to acquire Series F participating preferred securities from the company that increased our voting ownership by 40% such that we owned approximately 67% of the voting interest of the company (the “Series F transaction”). As a result of the Series F transaction, we gained effective control of Spigit and, with effect from January 31, 2013, we have consolidated Spigit’s financial results in PICO’s condensed consolidated financial statements. In future reporting periods we will report Spigit’s entire results of operations (before noncontrolling interests) in the enterprise software segment disclosures.

Under the terms and conditions of the Series F transaction, we were obligated to fund an additional $5 million if certain terms and conditions were met by Spigit. As of June 30, 2013, we had funded $1.8 million of this additional $5 million and subsequent to June 30, 2013 we funded the remaining balance of the $5 million. With the completion of the entire $10 million Series F funding, we own approximately 73% of the voting interest in Spigit. In addition, the Series F transaction caused all prior Series of Preferred Stock outstanding to be canceled and converted to common stock in Spigit in a ratio of one common share for every five preferred shares.

In August, 2013, Spigit signed a definitive merger agreement with another private enterprise software company. Under the terms of the merger agreement, Spigit shareholders will receive 30% of the ownership of the merged company on a fully diluted basis and, as such, we will own approximately 22.6% of the merged company on a fully diluted basis.  The closing of the merger is subject to various contingencies including obtaining Spigit shareholder approval and the successful completion of additional financing.

Segment Revenue and Gross Margin

Segment results of operations for the six months ended June 30, 2013 discussed below only represent Spigit’s revenues and expenses from the effective date of our acquisition, January 31, 2013 to June 30, 2013.

Revenue consists primarily of software license agreements (both new customers and customer renewals) and recurring and one-time service fees and was $5.6 million in the second quarter of 2013 and $9.2 million in the first half of 2013. In the first half of 2013, Spigit entered into contracts with a total annual contract value (“ACV”) of $11.1 million which will be amortized to revenue over a 12 month period. Approximately 97% of Spigit’s total contract value bookings in the first half of 2013 is represented by ACV.

Cost of software and services sold was $632,000 in the second quarter of 2013 and $1.9 million in the first half of 2013. Cost of software and services sold primarily consists of costs related to hosting of the Company’s application suite and expenses related to its hosting facility, plus the cost of providing consulting services to our customers.

Segment Expenses

Operating expenses were $6.4 million for the second quarter of 2013 and $9.8 million for the first half of 2013. The majority of these costs are for salaries and benefits related to sales, marketing, and product management.

CORPORATE

	Three Months Ended			Six Months Ended
Thousands of dollars	June 30,			June 30,
	2013	2012	Change	2013	2012	Change
Revenue:
Deferred compensation revenue	$150	$196	$(46)	$398	$973	$(575)
Other revenue	1,707	752	955	2,928	354	2,574
Total revenue	1,857	948	909	3,326	1,327	1,999

Costs and expenses:
Interest expense	(129)	(128)	(1)	(309)	(267)	(42)
Stock-based compensation expense	(950)	(920)	(30)	(1,896)	(1,980)	84
Deferred compensation recovery (expense)	(249)	127	(376)	(867)	(1,453)	586
Foreign exchange gain (loss)	116	(1,136)	1,252	(738)	(248)	(490)
Other	(2,858)	(2,739)	(119)	(5,571)	(5,127)	(444)
Segment total expenses	(4,070)	(4,796)	726	(9,381)	(9,075)	(306)
Loss before income taxes	$(2,213)	$(3,848)	$1,635	$(6,055)	$(7,748)	$1,693

The corporate segment consists of cash, fixed-income securities, equity securities (including the portfolio of Swiss equity securities held by PICO European), and other parent company assets and liabilities which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors. Revenue consists of interest earned on cash balances and securities and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year.

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

Segment Revenue

The corporate segment recorded revenue of $1.9 million in the second quarter of 2013, compared to $948,000 in the second quarter of 2012. The $909,000 increase in segment revenue is principally due to an increase of $741,000 in realized gains on equity securities in the second quarter of 2013 as compared to the second quarter of 2012.

The corporate segment recorded revenue of $3.3 million in the first half of 2013, compared to $1.3 million in the first half of 2012. The $2 million increase in segment revenue is principally due to an increase of $1.9 million in realized gains on equity securities in the first half of 2013 as compared to the first half of 2012.

Segment Expenses

Second quarter year-over-year segment expenses decreased by $726,000 with $4.1 million recorded in the second quarter of 2013 as compared to $4.8 million recorded for the second quarter of 2012. This decrease in total segment costs was primarily due to a combination of an increased gain in foreign exchange of $1.3 million which was partially offset by an increase in deferred compensation expense of $376,000.

First half year-over-year segment expenses increased by $306,000 with $9.4 million recorded in the first half of 2013 as compared to $9.1 million recorded for the first half of 2012. The increase in total segment costs was primarily due to a combination of an increase in the foreign exchange loss of $490,000 and an increase in other costs of $444,000 which was partially offset by a decrease in the deferred compensation expense of $586,000.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the closing price of PICO common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of June 30, 2013, there was $5 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests.

The stock-based compensation expense consists of two stock-based awards in the form of Restricted Stock Units (“RSU”) granted to certain officers and non-employee directors (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
RSU	$950	$896	$1,896	$1,920
RSA		24		60
	$950	$920	$1,896	$1,980

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily results from the effect of fluctuation in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an inter-company loan to PICO European, which is denominated in Swiss Francs.

Segment expenses were decreased by an $116,000 foreign exchange gain in the second quarter of 2013, compared to a $1.1 million foreign exchange loss in the second quarter of 2012. A foreign exchange loss of $738,000 was recorded in the first half of 2013, compared to a loss of $248,000 in the first half of 2012.

LIQUIDITY AND CAPITAL RESOURCES—SIX MONTHS ENDED JUNE 30, 2013 AND 2012

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

Our cash and cash equivalents and available-for-sale investments held in each segment at June 30, 2013 were as follows:

•	Our water resource and water storage operations holds cash of $21.9 million;
•	our real estate operations segment holds cash of $1.8 million;
•	our agribusiness operations segment holds cash of $1.2 million;
•	our enterprise software segment holds cash of $328,000; and
•
our corporate segment holds cash of $42.2 million, and marketable debt and equity securities with a market value of $7 million and $41.2 million, respectively. Included in those totals is $8.4 million in cash, $9 million in equities and $3.9 million in debt securities that are held in deferred compensation rabbi trusts accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

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

Real Estate Operations

We are a homebuilder and developer in Northern California and select markets in the Puget Sound area of Washington State. We finance additional acquisitions, development and construction costs from our existing cash, proceeds of the sale of existing lots and homes, and/or through external financing. On July 17, 2013, UCP Inc., our wholly-owned subsidiary, sold 7,750,000 shares of its Class A common stock at $15 per share in an initial public offering. Net proceeds to UCP, Inc. were $108.1 million before direct offering costs. The proceeds will fund UCP’s operations for the foreseeable future.

Agribusiness Operations

We recorded $44.9 million in sales of canola oil and meal and $45.1 million in cost of sales of such products for the second quarter of 2013 and $84.5 million in sales and $85.7 million in cost of sales for first half of 2013. Generally, during periods when commodity prices are rising, we require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories. There is tight supply of canola seed due to weather related crop impacts and consequently, market prices for seed have been at historically high levels. This environment has increased our working capital requirements. We have financed operations with cash received from sales of canola products, and cash from our revolving credit facility. PICO also invested an additional $6.5 million, with a 10% interest rate, of preferred capital during the second quarter of 2013 for a total of $15 million in the first half of 2013. If our canola business continues to report losses, it is possible we could breach one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business.

At June 30, 2013, Northstar had borrowed a total of $92.3 million under a $116.5 million credit agreement which consisted of:

• $86.5 million borrowed under non-recourse senior secured multi-draw loans to finance the construction of the plant. Interest is payable quarterly, and the principal will be repaid over five years, with quarterly payments of $1.5 million which commenced on March 31, 2013 and a final payment of $62.6 million on August 14, 2017. In accordance with the terms of the credit agreement, a plant performance test conducted in the second quarter of 2012 was successful, and the $89.5 million construction loan was converted into a term loan during the third quarter of 2012; and

•$5.8 million borrowed of a $27 million non-recourse senior secured revolving credit facility to provide working capital on completion of construction. During 2012, we amended the credit agreement to increase the revolving credit facility from $10.5 million to $27 million. The revolving credit facility will be available until August 14, 2017.

The credit agreement contains the following significant financial covenants and the Company was in compliance with each covenant at June 30, 2013.

1) Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At June 30, 2013, Northstar’s ratio was approximately 0.59.

2) Debt Service Coverage Ratio: Northstar will not permit its debt service coverage ratio to be less than 1.75 to 1.00 as of the last day of any quarter. At June 30, 2013, Northstar’s ratio was approximately 2.51.

3) Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $60 million. At June 30, 2013, Northstar’s net worth was approximately $63.2 million.

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

Enterprise Software

Our enterprise software segment consists of the results of operations of Spigit. Spigit generates cash from sales of its enterprise innovation software. The revenue consists primarily of software license agreements (both new customers and customer renewals) and recurring, and one-time service fees. For the second quarter and first half ended June 30, 2013, the segment reported a net loss of $1.6 million and $2.7 million respectively. We expect losses in this segment to continue in the foreseeable future. The company has outstanding bank debt of $8 million that was due to be repaid on June 30, 2013. Spigit did not repay the loan on the due date. At June 30, 2013, Spigit had not produced audited financial statements and during the period had a cash balance less than the minimum requirement. Spigit is in discussions with the bank to obtain an agreement that would extend the due date of the loan to August 31, 2013. Under the proposed terms of the agreement, the bank would not waive any existing breaches of the loan covenants, but would not call the loan during the extension period. There are no assurances that the extension agreement will be signed, that the bank will not call the loan, that we will be able to extend, refinance or repay the loan.

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

Group Cash and Securities

At June 30, 2013, we had unrestricted and available cash of $48.7 million, and available-for-sale debt and equity securities of $16.6 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segment.

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

Cash Flow

Our cash flows from operating, investing, and financing activities of continuing operations for the six months ended June 30, 2013 and 2012 were as follows (in thousands):

	2013	2012
Cash Provided By (Used In) Continuing Operations
Operating activities	$(35,598)	$(42,233)
Investing activities	5,225	(25,324)
Financing activities	(2,767)	28,192
Effect of exchange rates on cash	465	166
Decrease in cash and cash equivalents	$(32,675)	$(39,199)

Cash Flows From Operating Activities

Our operating activities from continuing operations used $35.6 million in cash during the first six months of 2013.  The principal operating cash outflow were $80.3 million in purchases of canola seed and $47.8 million used to acquire and develop real estate and residential lots and housing. Other operating cash outflows include $43.2 million in overhead and various project expenses and payments of accounts payable of $4.5 million.  Our positive cash inflows were $39.5 million in sales of residential real estate and lots, $80.2 million from sales of canola oil and meal, and $23.7 million from the sale of water assets in Arizona and our farm properties in Idaho.

Our operating activities from continuing operations used $42.2 million in cash in the first six months of 2012. The principal operating cash outflow was $19.5 million (net of non-recourse debt financing of $360,000) used by UCP to acquire and develop residential housing lots. In addition, Northstar used cash of $13.5 million to purchase canola seed inventory. Other operating cash outflows included group overhead expenses and project expenses.  The principal operating cash inflows were lot and home sales by UCP of $5 million and canola oil and meal sales by Northstar of $2.8 million. The operating activities of discontinued operations used cash of $3.2 million.

Cash Flows From Investing Activities

Our investing activities from continuing operations provided $5.2 million of cash in the first half of 2013.  The primary positive sources of cash were $13.9 million from the sale of debt and equity securities, and we also received $1.5 million of cash from the release of restricted deposits used for our derivatives trading. We used $9.4 million in cash to invest in additional debt and equity securities.

Our investing activities from continuing operations used $25.3 million of cash in the first half of 2012. Proceeds from the sale of our investments provided cash of $8.6 million, and we purchased $6.3 million of new equities. We received proceeds from the maturity and call of debt securities was $831,000. We also spent $25.5 million on plant and equipment, for construction of our canola processing plant.

Cash Flows From Financing Activities

Financing activities from our continuing operations used $2.8 million of cash during the first half of 2013. We received cash of $28.5 million from our debt arrangements, including $18.5 million drawn on our working capital line of credit in our agribusiness operations that was used to purchase canola seed and to fund operating expenses, and $10 million in debt used to fund the acquisition and development of our real estate projects. We repaid $31.3 million of our debt, including $3 million of principal paid on our senior secured construction loan facility, $18.1 million on our working capital line of credit, and $10.6 million repaid when certain real estate properties were sold.

Financing activities from our continuing operations provided $28.2 million of cash in the first half of 2012. Cash of $31 million was borrowed from the Northstar debt facility to pay for construction costs. In addition, we borrowed $1 million and repaid $2.8 million under various arrangements used to finance development costs for our real estate projects in UCP.

Our debt consists primarily of the $92.3 million Northstar non-recourse senior secured construction loan facility, $33.3 million in mortgage notes on properties owned in UCP, substantially all of which are non-recourse, our Swiss bank borrowings of $16.4 million, and Spigit’s $8 million line of credit. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

At June 30, 2013, we had $7 million of debt securities, $1.6 million of which were denominated in foreign currencies, (primarily New Zealand dollars), and $39.5 million of marketable equity securities, $21.6 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For debt securities, we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security.  At June 30, 2013, the model calculated a loss in fair value of $57,000.  For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity.  For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $6.2 million that would reduce the unrealized appreciation in shareholders’ equity.  The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss of $1 million that would impact the foreign currency translation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:  Legal Proceedings

See Note 6 in Notes to Condensed Consolidated Financial Statements for a discussion of material updates to previously reported legal proceedings, which information is incorporated by reference into this Item 1.

Item 1A:  Risk Factors

As noted in Company's Quarterly Report on Form 10-Q for period ending March 31, 2013, in the first half of 2013, we completed a financing in our 69% owned affiliate company, Spigit, Inc. (“Spigit”) which resulted in Spigit becoming a subsidiary of the Company. Accordingly, Spigit's financial statements have been consolidated in our consolidated financial statements with effect from January 31, 2013. Spigit's operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, results of operations, cash flows, financial condition, and the trading price of our common stock.

The following sets forth material changes to the Company's risk factors as described in Part I, Item 1A (Risk Factors) of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012. These risk factors were included in the Company's Quarterly Report on Form 10-Q for the period ending March 31, 2013, and there have been no material changes to such risk factors.

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

PICO HOLDINGS, INC.

Date:	August 8, 2013	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Authorized Signatory)