Form 10-Q
period 2013-09-30
PICO HOLDINGS INC /NEW
filed 2013-11-12
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Yes ☐ No ☒
On November 12, 2013, the registrant had 22,745,079 shares of common stock, $0.001 par value per share outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Nine Months Ended September 30, 2013

Part I: Financial Information

Item I: Condensed Consolidated Financial Statements (Unaudited)

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands)

	September 30, 2013	December 31, 2012

ASSETS
Cash and cash equivalents	$157,675	$100,115
Investments ($48.1 million and $48.5 million measured at fair value at September 30, 2013, and December 31, 2012, respectively)	76,627	50,524
Real estate and tangible water assets, net	246,255	212,300
Property, plant and equipment, net	126,453	128,654
Intangible water assets	124,305	130,038
Other assets	44,830	45,543
Total assets	$776,145	$667,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$153,322	$141,008
Accounts payable, accrued expenses and other liabilities	26,270	25,063
Deferred compensation	23,802	22,607
Total liabilities	203,394	188,678

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 25,818 issued and 22,745 outstanding at September 30, 2013, and 25,807 issued and 22,734 outstanding at December 31, 2012.	26	26
Additional paid-in capital	544,970	526,591
Retained (deficit) earnings	(9,303)	5,215
Accumulated other comprehensive income (loss)	285	(2,014)
Treasury stock, at cost (common shares: 3,073 in 2013 and 2012)	(56,593)	(56,593)
Total PICO Holdings, Inc. shareholders’ equity	479,385	473,225
Noncontrolling interest in subsidiaries	93,366	5,271
Total shareholders’ equity	572,751	478,496
Total liabilities and shareholders’ equity	$776,145	$667,174

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
REVENUES AND OTHER INCOME:
Sale of real estate and water assets	$23,766	$24,172	$86,957	$29,157
Sale of canola oil and meal	55,306	42,079	139,775	51,718
Sale of software	4,402		13,649
Other income	23,312	1,115	28,419	4,726
Total revenues and other income	106,786	67,366	268,800	85,601

COST OF SALES:
Cost of real estate and water assets sold	18,060	17,488	64,331	20,858
Cost of canola oil and meal sold	48,859	40,193	134,599	47,955
Cost of software sold	1,100		3,033
Total cost of sales	68,019	57,681	201,963	68,813

EXPENSES:
Operating and other costs	23,365	15,062	68,422	36,566
Impairment loss on real estate and water assets			1,410
Interest	1,886	1,546	5,304	3,850
Depreciation and amortization	2,670	1,811	8,027	2,643
Total costs and expenses	95,940	76,100	285,126	111,872
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates	10,846	(8,734)	(16,326)	(26,271)
Provision (benefit) for federal, foreign, and state income taxes	3,637	(403)	2,739	(1,477)
Equity in loss of unconsolidated affiliate	(89)		(89)
Income (loss) from continuing operations	7,120	(8,331)	(19,154)	(24,794)
Income (loss) from discontinued operations, net of income taxes		1,939		(2,668)
Net income (loss)	7,120	(6,392)	(19,154)	(27,462)
Loss attributable to noncontrolling interests	1,046	1,127	4,636	1,869
Net income (loss) attributable to PICO Holdings, Inc.	$8,166	$(5,265)	$(14,518)	$(25,593)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED, CONTINUED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Other Comprehensive Income (Loss):
Net income (loss)	$7,120	$(6,392)	$(19,154)	$(27,462)
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on available-for-sale investments	864	(949)	2,407	(54)
Foreign currency translation	(65)	(400)	(108)	(295)
Total other comprehensive income (loss), net of tax	799	(1,349)	2,299	(349)
Comprehensive income (loss)	7,919	(7,741)	(16,855)	(27,811)
Comprehensive loss attributable to noncontrolling interests	1,046	1,127	4,636	1,869
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$8,965	$(6,614)	$(12,219)	$(25,942)

Net income (loss) per common share – basic:
Income (loss) from continuing operations	$0.36	$(0.32)	$(0.64)	$(1.01)
Income (loss) from discontinued operations		0.09		(0.12)
Net income (loss) per common share	$0.36	$(0.23)	$(0.64)	$(1.13)
Weighted average shares outstanding	22,747	22,769	22,739	22,755

Net income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.36	$(0.32)	$(0.64)	$(1.01)
Income (loss) from discontinued operations		0.09		(0.12)
Net income (loss) per common share	$0.36	$(0.23)	$(0.64)	$(1.13)
Weighted average shares outstanding	23,000	22,769	22,739	22,755

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2013	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496
Stock-based compensation expense			3,394					395	3,789
Exercise of restricted stock units	11
Changes in ownership of noncontrolling interest			14,985					92,336	107,321
Net loss				(14,518)				(4,636)	(19,154)
Unrealized appreciation on available-for-sale investments					2,407				2,407
Foreign currency translation					(108)				(108)
Ending balance, September 30, 2013	25,818	$26	$544,970	$(9,303)	$285	3,073	$(56,593)	$93,366	$572,751

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2012	27,122	$27	$546,608	$34,288	$(959)	4,417	$(78,152)	$7,850	$509,662
Stock-based compensation expense			2,927						2,927
Exercise of restricted stock units	94		(1,020)			30	(667)		(1,687)
Retirement of PICO common stock	(1,409)	(1)	(22,870)			(1,409)	22,871
Net loss				(25,593)				(1,869)	(27,462)
Unrealized depreciation on available-for-sale investments					(54)				(54)
Foreign currency translation					(295)				(295)
Ending balance, September 30, 2012	25,807	$26	$525,645	$8,695	$(1,308)	3,038	$(55,948)	$5,981	$483,091

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012
OPERATING ACTIVITIES:
Cash used in operating activities - continuing operations	$(50,932)	$(44,570)
Cash used in operating activities - discontinued operations		(3,514)
Net cash used in operating activities	(50,932)	(48,084)

INVESTING ACTIVITIES:
Purchases of investments	(16,112)	(8,914)
Proceeds from sale of investments	20,282	9,875
Proceeds from maturity of investments	1,798	831
Purchases of property and equipment	(4,345)	(31,522)
Cash acquired in connection with purchase of Spigit, net of cash paid	174
Decrease (increase) in restricted deposits	2,460	(1,598)
Other investing activities, net	14	53
Cash used in investing activities - continuing operations	4,271	(31,275)
Cash provided by investing activities - discontinued operations		11,051
Net cash used in investing activities	4,271	(20,224)

FINANCING ACTIVITIES:
Proceeds from subsidiary stock offering, net	105,454
Repayment of debt	(50,955)	(8,012)
Proceeds from debt	49,911	51,139
Repurchase of shares and payment of withholding taxes on RSU exercise		(1,020)
Net cash provided by financing activities - continuing operations	104,410	42,107

Effect of exchange rate changes on cash	(189)	42
Increase (decrease) in cash and cash equivalents	57,560	(26,159)
Cash and cash equivalents beginning of the period	100,115	125,547
Cash and cash equivalents end of the period	157,675	99,388
Less: cash and cash equivalents of discontinued operations at the end of the period		14,179
Cash and cash equivalents of continuing operations at the end of the period	$157,675	$85,209

SUPPLEMENTAL CASH FLOW INFORMATION:
Payment for federal, foreign, and state income taxes	$118	$3,026
Interest paid, net of amounts capitalized	$4,124	$2,569
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate	$13,153	$11,058
Increase in assets from business combination	$21,432
Increase in liabilities from business combination	$20,377
Decrease in assets from disposition of subsidiary	$24,800
Decrease in liabilities from disposition of subsidiary	$18,900
Conversion of note receivable to common stock in Spigit	$820

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

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, goodwill and intangibles, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, purchase price allocation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2013, and December 31, 2012, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Investment in Unconsolidated Affiliate:

Investments where the Company owns at least 20% but not more than 50% of the voting interest and has the ability to exercise significant influence, but not control, over the investee are accounted for under the equity method of accounting. Accordingly, the Company’s share of the income or loss of the affiliate is included in the Company’s consolidated results.

During the three months ended September 30, 2013, the Company’s 73% owned consolidated subsidiary, Spigit, was merged with Mindjet Inc., a privately held company that develops social productivity software (“Mindjet”). As a result of the merger, the Company owns common and preferred stock of Mindjet which represents 29% of the currently outstanding voting interest of Mindjet. The Company accounts for its investment in common stock using the equity method of accounting, and holds the investment in preferred stock at cost (See Note 8, Business Combinations, for additional information).

Noncontrolling Interests:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying consolidated financial statements. In the statements of operations, the income or loss attributable to the noncontrolling interest is reported separately and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, are reported within shareholders’ equity. At September 30, 2013, noncontrolling interest reported in the consolidated financial statements includes the owners of 42.3% of UCP Inc. During the three months ended September 30, 2013, noncontrolling interest increased primarily due to the decrease in the Company’s ownership of UCP Inc. as a result of the initial public offering that occurred during the period (see Note 10, Noncontrolling Interest in UCP, Inc., for additional information). The Company’s consolidated noncontrolling interest also includes the results of operations allocated to the owners of the 12% interest in Northstar.

Real Estate and Tangible Water Assets:

Real estate and tangible water assets include the cost of certain tangible water assets, water storage credits and related storage facilities, real estate, including raw land and real estate being developed, and any real estate improvements. The Company capitalizes pre-acquisition costs, the purchase price of real estate, development costs and other allocated costs, including interest, during development and home construction. Applicable costs incurred after development or construction is substantially complete are charged to sales and marketing or general and administrative as appropriate. Pre-acquisition costs, including non-refundable land deposits, are expensed to cost of sales when the Company determines continuation of the related project is not probable.

Additional costs to develop or otherwise get real estate and water assets ready for their intended use are capitalized. These costs typically include direct home construction costs, legal fees, engineering, consulting, direct cost of well drilling or related construction and any interest cost capitalized on qualifying assets during the development period. The Company expenses all maintenance and repair costs on real estate and water assets. The types of costs capitalized are consistent across periods presented; however, real estate development costs continue to increase from increased construction and development activities. Tangible water rights consist of various water interests currently in development or awaiting permitting. Water storage typically includes the cost of the real estate and direct construction costs to build the site. Amortization of real estate improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from 5 to 15 years.

During the nine months ended September 30, 2013, the Company recorded an impairment loss on real estate with a carrying value of $4.1 million that was written down to its estimated fair value of $3.7 million resulting in an impairment charge of $417,000, which was included in earnings for the nine months ended September 30, 2013. The impairment was recorded based on the estimated sales price the Company expects to receive upon the sale of this real estate.

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, the asset is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At September 30, 2013 and December 31, 2012, the Company had real estate of $3.7 million and $2.9 million, respectively, classified as held for sale.

The costs assigned to the various components of real estate and water assets was as follows (in thousands):

	September 30, 2013	December 31, 2012
Real estate	$201,152	$170,704
Tangible water assets	45,103	41,596
	$246,255	$212,300

Intangible Water Assets:

Intangible water assets includes the costs of indefinite-lived intangible assets and is comprised of water rights and the exclusive right to use two water transportation pipelines. The Company capitalizes development and entitlement costs and other allocated costs, including interest, during the development period of the assets and transfers the costs to intangible water assets when water rights are permitted. Water rights consist of various water interests acquired or developed independently or in conjunction with the acquisition of real estate. When the Company purchases intangible water assets that are attached to real estate, an allocation of the total purchase price, including any direct costs of the acquisition, is made at the date of acquisition based on the estimated relative fair values of the water rights and the real estate. Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests.

At September 30, 2013, the Company had one stock-based payment arrangement outstanding:

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

Restricted Stock Units (RSU):

A summary of activity of the RSU is as follows:

RSU
Outstanding at January 1, 2013	467,716
Granted	15,435
Vested	(13,716)
Outstanding at September 30, 2013	469,435
Unrecognized compensation cost (in thousands)	$4,007

 The Company recorded stock based compensation expense of $958,000 and $946,000 during the three months ended September 30, 2013 and 2012 respectively, and $2.9 million and $2.9 million during the nine months ended September 30, 2013 and 2012, respectively for the RSU outstanding during the period.

Stock-Settled Stock Appreciation Rights (SAR):

There were no SAR granted or exercised during the nine months ended September 30, 2013 or 2012. There was no stock-based compensation expense recognized for SAR during the nine months ended September 30, 2013 or 2012 as there were no unvested SAR in those periods.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2013	1,812,079	$36.16	3.5 years
Expired	(195,454)
Outstanding and exercisable at September 30, 2013	1,616,625	$36.45	2.7 years

At September 30, 2013, none of the outstanding SAR were in-the-money.

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts in other income with a corresponding increase in the trust assets (except in the case of PICO stock, which is reported as treasury stock, at cost). There is an increase in the deferred compensation liability when there is appreciation in the market value of the assets held, with a corresponding expense recognized in operating and other costs. In the event the trust assets decline in value, the Company reverses previously expensed compensation. The assets of the plan are held in rabbi trust accounts. Such accounts hold various investments that are consistent with the Company’s investment policy and are accounted for and reported as available-for-sale securities in the accompanying condensed consolidated balance sheets. Assets of the trust are distributed according to predetermined payout elections established by each participant.

At September 30, 2013 and December 31, 2012, the Company had $23.8 million and $22.6 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.

The deferred compensation liability increased by $1.2 million during the nine months ended September 30, 2013 primarily due to an increase in the fair value of the assets of $1.5 million, offset by payments to participants. Included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three and nine months ended September 30, 2013 is compensation expense of $589,000 and $1.5 million, respectively. For the three and nine months ended September 30, 2012, operating and other costs included compensation expense of $880,000 and $2.3 million, respectively.

Accumulated Other Comprehensive Income (Loss):

The components of accumulated other comprehensive loss are as follows (in thousands):

	September 30, 2013	December 31, 2012

Net unrealized appreciation on available-for-sale investments	$6,862	$4,455
Foreign currency translation	(6,577)	(6,469)
Accumulated other comprehensive income (loss)	$285	$(2,014)

The unrealized appreciation on available-for-sale investments is net of a deferred income tax liability of $3.7 million at September 30, 2013 and $2.4 million at December 31, 2012. The foreign currency translation is net of a deferred income tax asset of $3.4 million at September 30, 2013 and $3.3 million at December 31, 2012. During the three and nine months ended September 30, 2013, the change in unrealized appreciation on available-for-sale investments was net of deferred income tax of $334,000 and $1.2 million, respectively, and net of reclassification adjustments of $346,000, and $893,000, respectively.

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

At September 30, 2013 and December 31, 2012, the Company had $10.4 million and $8.1 million, respectively, in inventory, the majority of which is considered readily marketable, included within other assets in the consolidated balance sheets.

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

Related Party Receivables

As of September 30, 2013, the Company had loaned $1 million to Northstar Agri Industries, LLC, the owner of the 12% interest in PICO Northstar Hallock, LLC (“Northstar”), which was used to finance certain of their operating expenses.  Interest was charged at approximately 10% per annum.  The loan was repaid on October 1, 2013.

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

The Company reported an income tax provision of $3.6 million and $2.7 million for the three and nine months ended September 30, 2013, respectively, and an income tax benefit of $403,000 and $1.5 million for the three and nine months ended September 30, 2012, respectively. The effective income tax rate for continuing operations was 34% and 17% for the three and nine months ended September 30, 2013, and 5% and 6% for the three and nine months ended September 30, 2012, respectively. For the three and nine months ended September 30, 2013 and 2012, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the net deferred tax assets, and in 2013, a $3.8 million income tax provision for the taxable temporary difference related to the Company’s investment in Mindjet which is not expected to reverse within a period that would allow it to be offset by existing deductible temporary differences. Consequently, the Company has recorded a net deferred tax liability for such temporary difference, which is included in other liabilities at September 30, 2013.

Sale of Software:

Sale of software consists of fixed subscription fees for the Company’s software and services. The Company commences revenue recognition when all of the following conditions are met: (1) Persuasive evidence of an arrangement exists; (2) Subscription or services have been delivered to the customer; (3) Collection of related fees is reasonably assured; and (4) Related fees are fixed or determinable.

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

For the three months ended September 30, 2013, approximately 253,000 shares of common stock from the assumed exercise of RSU were added to average shares outstanding for the computation of diluted earnings per share, however no SAR were included because their effect was anti-dilutive. For the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share from continuing operations was anti-dilutive.

3.  Investments

The following tables report the cost and carrying value of available-for-sale investments at September 30, 2013 and December 31, 2012 (in thousands):

September 30, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities:
Corporate bonds	$6,289	$210	$(31)	$6,468
Marketable equity securities	31,223	10,703	(320)	41,606
Total	$37,512	$10,913	$(351)	$48,074

December 31, 2012	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities:
Corporate bonds	$7,758	$324	$(56)	$8,026
Marketable equity securities	33,847	7,212	(621)	40,438
Total	$41,605	$7,536	$(677)	$48,464

The following tables summarize the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	September 30, 2013		December 31, 2012
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Corporate bonds			$768	$12
Marketable equity securities	$963	$154	5,193	615
Total	$963	$154	$5,961	$627

	September 30, 2013		December 31, 2012
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities:
Corporate bonds	$4,964	$31	$2,204	$44
Marketable equity securities	2,363	166	45	6
Total	$7,327	$197	$2,249	$50

Marketable Equity Securities: The Company’s investment in marketable equity securities was $41.6 million at September 30, 2013, and principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets.  At September 30, 2013, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment.  The primary cause of the loss on those securities was normal market volatility. The securities that were deemed other-than-temporarily impaired were recorded as an impairment loss in the period. During the three and nine months ended September 30, 2013, the Company recorded impairment losses of $162,000 and $201,000, respectively. During the three and nine months ended September 30, 2012, the Company recorded impairment losses of $917,000.

Debt Securities: The Company owns corporate bonds in its fixed maturity portfolio, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer.  At September 30, 2013, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three and nine months ended September 30, 2013, and 2012.

4.  Disclosures About Fair Value of Financial Instruments:

Recurring Fair Value Measurements:

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2013, and December 31, 2012, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

At September 30, 2013, the Company classified $26.2 million of its marketable securities as Level 2 due to the trading volumes being lower than normal, coupled with wide bid/ask spreads, lack of current publicly available information, or few recent transactions. There were two securities, which accounted for $11 million of the September 30, 2013 Level 2 balance, that were transferred during the period from Level 1 to Level 2 classification because of low trading volumes, and bid/ask spreads greater than 10%.

At September 30, 2013 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
Available-for-sale equity securities (1)	$15,403	$26,203		$41,606
Available-for-sale debt securities (1)	$6,468			$6,468
Readily marketable inventory (2)	$6,655	$3,595		$10,250
Derivative instruments (3)	$873	$2,693		$3,566
Liabilities
Derivative instruments (3)	$1,357	$341		$1,698

At December 31, 2012 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Available-for-sale equity securities (1)	$27,977	$12,461		$40,438
Available-for-sale debt securities (1)	$8,026			$8,026
Readily marketable inventory (2)	$2,603	$5,327		$7,930
Derivative instruments (3)	$96	$2,257		$2,353
Liabilities
Derivative instruments (3)	$459	$104		$563

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

Non-Recurring Fair Value Measurements:

The following table sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the nine months ended September 30, 2013, by level within the fair value hierarchy.

Assets measured at fair value on a non-recurring basis are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

Nine Months Ended September 30, 2013 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
Intangible asset (exclusive right to use infrastructure and associated water credits) (1)			$83,897	$(993)
Real estate (2)			$3,674	$(417)
Investment in unconsolidated affiliate (3)			$28,679	$21,181

(1) The Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $84.9 million that was written down to its estimated fair value of $83.9 million resulting in an impairment charge of $993,000, which was included in earnings for the nine months ended September 30, 2013. The implied fair value was calculated using a discounted cash flow model that incorporated a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, timing of sales, and costs. Given the decline in market prices for similar assets, increases in interest rates, and extended timing of expected absorptions, the Company adjusted its assumptions and judgments in the model from prior projections for the Fish Springs water credits and pipeline rights and Carson Lyon water assets.

(2) The Company had a non-recurring fair value measurement of real estate assets with a carrying value of $4.1 million that was written down to its estimated fair value of $3.7 million resulting in an impairment charge of $417,000, which was included in earnings for the nine months ended September 30, 2013. The impairment was recorded based on the estimated sales price the Company expects to receive upon the sale of this real estate.

(3) The Company had a non-recurring fair value measurement as a result of the merger transaction between Spigit and Mindjet. The transaction resulted in the deconsolidation of Spigit, and the recording of the Company’s common and preferred stock investment in Mindjet at fair value, on the date of the transaction. The transaction resulted in a gain of approximately $21.2 million before income taxes. The fair value of the investment in Mindjet was based on analysis of the financial and operational aspects of the company, including consideration of a discounted cash flow analysis which incorporated a contemporary forecast of the merged Mindjet/Spigit entity going forward.  Also considered was a guideline public company analysis which compared business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company.  Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of equity held by PICO in order to reflect differences in value due to differing liquidation, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows are discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporates expected future cash flows based on internal business plans, and applies certain assumptions about risk and uncertainties. The estimates are based upon assumptions believed to be reasonable, but which by nature are uncertain and unpredictable. See Note 8, Business Combinations, for additional information.

Measurements for the Nine Months Ended September 30, 2012:

During the nine months ended September 30, 2012 the Company had a non-recurring fair value measurement for its insurance segment assets with a carrying amount of $21.1 million that was written down to its implied fair value of $15.5 million, resulting in an impairment charge of $5.7 million, which was included in the loss from discontinued operations for the nine months ended September 30, 2012.  The implied fair value was calculated using the assumed proceeds less selling costs from the pending sale of the insurance segment companies.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value:

The following table presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value at September 30, 2013 and December 31, 2012. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The level within the fair value hierarchy in which the fair value measurements are classified include measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3). As of September 30, 2013 and December 31, 2012, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included an investment in preferred stock of a private company, cannot be reasonably estimated.

(In thousands)	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial liabilities:
Debt	$153,322	$163,142	$141,008	$137,024

Derivatives:

The table below summarizes the notional amount of open derivative positions.

	September 30, 2013
	Exchange Traded		Non-Exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(28,704)	32,630			Tons
Natural Gas		260,000			MMBtus
Forwards			(39,195)	43,049	Tons
Swaps				20,000	Tons

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

	Gain (Loss) Recognized in Income on Derivatives
		Nine Months Ended September 30,
	Location	2013	2012
Futures(1)	Cost of canola oil and meal sold	$(2,458)	$(1,337)
Forwards(1)	Cost of canola oil and meal sold	329	(298)
Swaps(1)	Cost of canola oil and meal sold	(353)	671
		$(2,482)	$(964)

Futures(2)	Operating and other costs		$(708)
Forwards(2)	Operating and other costs		707
Swaps(2)	Operating and other costs		1,884
			$1,883

(1) Represents the activity post-completion of the Company’s canola processing plant.

(2) Represents the activity pre-completion of the Company’s canola processing plant.

5. Intangible Water Assets

The Company has indefinite-lived intangible water assets primarily within its water resource and water storage operations segment. These assets consist primarily of certain water rights, and the exclusive right to use two pipelines that the Company constructed and dedicated to various municipalities. The dedicated pipeline assets are Fish Springs Ranch, which is south of Reno, Nevada, where the Company owns pipeline rights and water credits, and Carson-Lyon, which is in Dayton and Lyon County, Nevada where the Company owns pipeline rights and water rights.

The following details the Company’s carrying amounts of its indefinite-lived intangible assets (in thousands):

	September 30, 2013	December 31, 2012
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$84,890
Pipeline rights and water rights at Carson-Lyon	24,076	24,076
Other	16,332	21,072
	$124,305	$130,038

In response to specific events and changes in circumstances during the second quarter of 2013, the Company completed impairment testing of its indefinite-lived intangible water assets. The fair value of these assets was calculated using discounted cash flow models that incorporated a wide range of assumptions including asset pricing, price escalation, discount rates, absorption rates, timing of sales, and costs. These models are sensitive to minor changes in any of the input variables. Given the decline in market prices for similar assets, increases in interest rates, and extended timing of expected absorptions, the Company adjusted its assumptions and judgments in the model from prior projections for the intangible assets at Fish Springs and Carson-Lyon. The changes in assumptions and judgments resulted in a fair value of the intangible asset at Fish Springs of approximately $83.9 million compared to its carrying value of $84.9 million resulting in an impairment loss of $993,000 which is reported in the statements of operations within impairment loss on real estate and water assets. The loss was also included in the water resource and water storage operations segment results. This was the second such impairment loss recorded on this asset during the last three years. There were no other impairment losses on any other intangible assets recorded in the period.

Subsequent to the issuance of the Company’s unaudited condensed consolidated financial statements for the quarterly period ended June 30, 2013, the Company discovered that indefinite-lived intangible assets, which should have been presented on a separate line, were inappropriately aggregated and presented within real estate and water assets, net on the consolidated balance sheets as of December 31, 2012.  The Company also identified that indefinite-lived intangible assets not subject to amortization were incorrectly disclosed in the footnotes to the consolidated financial statements as of December 31, 2012 as $111.6 million instead of $130 million. At September 30, 2013, the assets have been properly presented as indefinite-lived intangible assets on the consolidated balance sheets for the current period and the December 31, 2012 presentation has been corrected.  These errors did not affect consolidated shareholders’ equity, the consolidated statements of operations and comprehensive income or loss, or consolidated cash flows and are not considered to be material to the Company’s previously issued consolidated financial statements.

6.  Debt

The Company has debt outstanding primarily within its real estate and agribusiness operations. As of September 30, 2013, the Company was in compliance with all debt covenants. However, if the Company’s canola business continues to report losses, it is possible the Company could breach one or more of the debt covenants which would require obtaining a waiver from the lenders, or it could require the Company to invest additional capital into the business. As of September 30, 2013, the Company had approximately $19.8 million of unused lines of credit within the real estate operations and $21.3 million in agribusiness operations.

The following details the Company’s consolidated debt (in thousands):

	September 30, 2013	December 31, 2012
Agribusiness Term Loan:
4.75% payments through 2017	$85,025	$89,500
Agribusiness Working Capital:
6% payments through 2017	5,750	5,000
Swiss Debt:
3.7% payments through 2014	13,821	13,655
3.8% payments through 2014	3,317	3,277
Mortgages:
3.9% to 4.75% payments through 2014	16,270	5,551
5% to 5.5% payments due from 2014 - 2016	12,893	425
6% to 6.5% payments through 2036	8,662	15,531
8% payments through 2013	464	464
10% payments through 2013	7,120	7,605
	$153,322	$141,008

7.  Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Agribusiness Operations, Enterprise Software, and Corporate. The Enterprise Software segment, which started during 2013 due to the acquisition of a controlling interest in Spigit, will continue to be presented in historical periods as a segment. However, as Spigit had been deconsolidated from the Company’s consolidated financial statements as of September 10, 2013, the carrying value of the investment in Mindjet is reported within total assets of the corporate segment beginning on September 10, 2013.

The accounting policies of the reportable segments are the same as those described in the Company’s 2012 Annual Report on Form 10-K filed with the SEC, and in Note 1, Basis of Presentation.

Management analyzes segments using the following information:

Segment assets (in thousands):

	September 30, 2013	December 31, 2012
Total Assets:
Water resource and water storage operations	$193,245	$210,189
Real estate operations	228,244	145,978
Agribusiness operations	159,414	165,961
Corporate	195,242	145,046
	$776,145	$667,174

Segment revenues and income or loss before taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Water resource and water storage operations	$510	$1,089	$25,542	$2,900
Real estate operations	23,712	23,585	63,641	28,998
Agribusiness operations	55,308	42,084	139,788	51,768
Enterprise software	4,402		13,649
Corporate	22,854	608	26,180	1,935
Total revenue	$106,786	$67,366	$268,800	$85,601

Income (loss) before income taxes:
Water resource and water storage operations	$(1,799)	$(1,559)	$737	$(4,537)
Real estate operations	(231)	2,237	(2,701)	(1,519)
Agribusiness operations	(2,216)	(6,105)	(20,691)	(9,159)
Enterprise software	(2,572)		(5,281)
Corporate	17,664	(3,307)	11,610	(11,056)
Total income (loss) before income taxes	$10,846	$(8,734)	$(16,326)	$(26,271)

8.  Business Combination and Subsequent Deconsolidation of Spigit

At December 31, 2012, the Company owned 27% of the voting stock in Spigit and accordingly, recorded its investment as an unconsolidated affiliate using the equity method of accounting. However, the Company had not recorded any losses reported by Spigit since 2011, as previous losses had reduced the carrying value of the Company’s investment in Spigit to zero at December 31, 2011.

Business Combination with Spigit:

On January 31, 2013, the Company acquired additional common stock and series F voting preferred stock in Spigit in an initial transaction by obtaining newly issued shares directly from Spigit for $5 million and converting outstanding loans. Subsequent to the initial transaction, the Company invested an additional $5 million. As a result of these transactions, the Company increased its voting ownership in Spigit from 27% at December 31, 2012 to 73% during 2013. In accordance with applicable accounting guidance, the initial acquisition was accounted for using the acquisition method of accounting and as such, the results of Spigit were included in the Company’s consolidated statement of operations starting on the date of acquisition.

The major classes of assets to which the Company preliminarily allocated the purchase price were goodwill of $5.1 million and identifiable intangible assets of $11 million.

The following table summarizes the consideration transferred and the estimated fair values of net assets acquired and liabilities assumed (in thousands):

Consideration transferred:
Cash paid and other consideration	$6,156
Net assets acquired:
Cash	$5,174
Goodwill	5,101
Intangible assets	10,976
Other assets	6,009
Total assets	27,260
Debt	(8,038)
Accounts payable and accrued liabilities	(13,066)
Total liabilities	(21,104)
Net assets acquired	$6,156

Deconsolidation of Spigit and Investment in Mindjet:

On September 10, 2013, Spigit was merged with Mindjet, another privately held enterprise software developer. Under the terms of the agreement, the Company exchanged its common and preferred shares in Spigit for common and preferred shares of Mindjet based on an agreed-upon exchange ratio. As a result of the merger transaction, the Company no longer owns a direct financial interest in Spigit and the Company’s investment in Mindjet is not a controlling interest. Therefore the Company deconsolidated the assets and liabilities of Spigit, and simultaneously recorded its investment in Mindjet at fair value, on the date of the merger.

Collectively, the Company’s investment in Mindjet controls 28.8% of the voting interest of the company comprised of 15.2% and 13.6% from the common shares and preferred shares, respectively. The preferred shares are entitled to 1.5 votes per share, are noncumulative, nonparticipating (with certain exceptions), entitled to dividends at a rate of 6% when declared, convertible into 1.5 shares of common stock of Mindjet at the Company’s discretion (and automatically upon certain events), and provide a $7 million liquidation preference. The Company is also contractually entitled to one of the six board seats on Mindjet’s board of directors.

The collective attributes of the Company’s common and preferred stock investment in Mindjet enable the Company to exert significant influence over the operating and financial decisions of Mindjet. Consequently, the Company accounts for the investment in common stock using the equity method of accounting which resulted in recording a loss of $89,000 in the statement of operations within equity in loss of affiliate representing 15.2% of Mindjet’s loss for the period September 11, 2013 to September 30, 2013. The investment in preferred stock is held at its initial carrying value in the accompanying consolidated balance sheet. The total carrying value of the investment is subject to impairment testing, at least annually or more frequently if facts and circumstances indicate the investment may be impaired.

The fair value of the Company’s investment in Mindjet was $28.7 million on the date of the merger which resulted in a $21.2 million gain before income taxes on the deconsolidation of Spigit that is reported in other income in the consolidation statements of operations for the three and nine months ended September 30, 2013. The Company recorded a deferred tax expense of $3.8 million related to the taxable temporary difference of the Company’s tax basis in its investment in Mindjet which is not expected to reverse within a period that would allow it to be offset by existing deductible temporary differences. Consequently, the Company has recorded a net deferred tax liability which is included in other liabilities at September 30, 2013.

The calculation of the gain is as follows:

Fair value of total investment in Mindjet	$28,679
Less: carrying amount of the Company’s investment in Spigit	(7,498)
Gain on deconsolidation	$21,181

Concurrent with the closing of the transaction, the Company recorded $2.2 million in compensation expense which reflects the fair value of Mindjet common shares, from the Company’s allocation of Mindjet common shares under the terms of the merger, which were provided by Mindjet as compensation to certain members of Spigit management. Such expense is included in operating and other costs in the consolidated statements of operations for the three months ended September 30, 2013. The resulting carrying value of the Company’s investment in Mindjet is $26.4 million, which is included in investments in the consolidated balance sheet as follows:

	Carrying Value at September 30, 2013	Voting Interest
Investment in common stock, equity method	$9,173	15.2%
Investment in preferred stock, cost method	17,210	13.6%
	$26,383	28.8%

9.  Commitments and Contingencies

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

On January 6, 2012, the District Court granted in part the Company's motion to dismiss and granted in part plaintiffs' motions to remand, remanding certain claims to the Superior Court of the State of California.  The plaintiffs appealed, and the Company cross-appealed, the federal district courts rulings. On March 29, 2012, the Superior Court of California stayed the Derivative Actions pending the appeal and cross-appeal in the Ninth Circuit Court of Appeals.  Briefing on the appeal and cross-appeal is complete.  The Ninth Circuit Court of Appeals had scheduled oral argument on the appeals and cross-appeals for June 4, 2013.  On July 31, 2013, the Ninth Circuit Court of Appeals held that the United States District Court, Southern District of California lacked jurisdiction over the case and, as a result, reversed the partial dismissal ordered by the district court.  As a result of the order from the Ninth Circuit Court of Appeals, the case was remanded to the Superior Court of California, County of San Diego for further proceedings.  On September 27, 2013, the Superior Court held a status conference and lifted the stay.  On October, 25, 2013, the plaintiffs designated the action filed by George Assad as the operative complaint.  On October 28, 2013, the Company filed a demurrer.  The plaintiffs opposition to the demurrer is due on November 25, 2013 and the Company’s reply brief in support of the demurrer will be due on December 5, 2013.  The Court has scheduled a hearing on the Company’s demurrer for December 13, 2013.  An estimate of the possible range or outcome of this litigation cannot be made.  However, the Company does not believe this litigation will result in a material impact to the condensed consolidated financial statements.

Fish Springs Ranch, LLC:

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the first nine months of 2013.

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

10. Noncontrolling Interest in UCP, Inc.

In May 2013, the Company formed a new holding company, UCP, Inc., to become the sole managing member of UCP, LLC. During the three months ended September 30, 2013, UCP, Inc., completed an initial public offering of its common stock, raising net proceeds of $105.6 million by selling 7,750,000 shares of its Class A common stock at $15 per share to outside investors. As a result of the transaction, the Company’s voting ownership in UCP, Inc. decreased to 57.7% but maintained its controlling financial interest. Consequently, the Company will continue to consolidate UCP, Inc. in its financial statements with a corresponding noncontrolling interest for the remaining 42.3%. In accordance with applicable accounting guidance, the Company recorded an initial carrying value for the noncontrolling interest of $90.7 million and a $14.7 million increase in shareholders’ equity during the three months ended September 30, 2013. The increase in the Company’s shareholders’ equity represented the difference between the fair value of the net proceeds raised in the public offering, and the initial carrying value of the noncontrolling interest.

The initial carrying value and ending balance at September 30, 2013 of the noncontrolling interest was calculated as follows (in thousands):

Carrying value of UCP Inc. (includes net proceeds raised in the public offering)	$214,790
Voting ownership percentage of noncontrolling interest	42.25%
Initial carrying value of noncontrolling interest	90,749
Income of UCP attributable to noncontrolling interest	23
Other equity transactions	395
Ending balance of noncontrolling interest at September 30, 2013	$91,167

Prior to the public offering, UCP, LLC amended its operating agreement to, among other things, designate UCP, Inc. as the sole managing member, establish UCP, LLC Series B Units (owned by UCP, Inc.), and to reclassify PICO's existing membership interests into UCP, LLC Series A Units (which represent 57.7% of the economic interest in UCP, LLC). The UCP, LLC Series B Units rank on a parity with the UCP, LLC Series A Units as to distribution rights and rights upon liquidation, winding up or dissolution.

As a result of the public offering, UCP, Inc. has two classes of securities outstanding including a Class B common stock issued to the Company that entitles PICO to one vote per Series A Unit in UCP, LLC held, and a Class A common stock that was sold in the public offering which controls 42.3% of the vote. In addition to voting, the Class A common stock also entitles the holder to 42.3% of the economic interest of UCP, LLC.

Concurrent with the public offering, PICO entered into various agreements with UCP, Inc. including an investor rights agreement, an exchange agreement, and a tax receivable agreement.

Tax Receivable Agreement

The tax receivable agreement entered into by PICO and UCP, Inc. provides for a sharing of the value of the tax benefits between PICO and UCP, Inc. generated from a step-up in tax basis when and if the Company decides to exchange its series B units in UCP, LLC. for Class A common stock of UCP, Inc. The future reductions in UCP, Inc.’s income taxes payable as a consequence of this tax basis step-up are split, with 85% of the amount of UCP, Inc.’s cash savings, if any, in U.S. federal, state and local income tax allocated to PICO and 15% of the benefit allocated to UCP, Inc. Cash savings in income tax will be computed by comparing the actual income tax liability to the amount of such taxes that would have been paid had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired.

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

BUSINESS STRATEGY AND GOALS

PICO Holdings, Inc. is a diversified holding company.  In this Quarterly Report, PICO and its subsidiaries are collectively referred to as “PICO,” “the Company,” or by words such as “we” and “our.”  We seek to build and operate businesses where we believe significant value can be created from the development of unique assets and to acquire businesses which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value.

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

As of September 30, 2013 our business is separated into the following operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations; and
•	Corporate

As of September 30, 2013, our major consolidated subsidiaries are (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Idaho, Colorado and New Mexico;

•
UCP, Inc. (“UCP”), a 57.7% owned subsidiary which is a homebuilder and land developer in markets located in California and Puget Sound area of Washington State (see additional information throughout Management’s Discussion and Analysis section regarding our ownership of UCP);

•	PICO Northstar Hallock, LLC, an 88% owned subsidiary, doing business as Northstar Agri Industries (“Northstar”), which operates a canola seed crushing facility in Hallock, Minnesota.

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

Overview of Economic Conditions and Impact on Results of Operations

The economic environment and housing slow-down in the U.S. during the past several years significantly decreased the rate of growth in the Southwest and the demand for our water and real estate assets in certain markets. Numerous factors can affect the performance of an individual market, however, we believe that trends in employment, housing inventory, affordability, interest rates and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenues and many of our costs and expenses, for example, when these trends are favorable, we expect our revenues, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. We have seen improvement in the housing markets recently which has led to increased levels of real estate development activity and we believe that a continuation of the housing recovery will lead to increased demand for our real estate, and intangible and tangible water assets (which are held in our real estate segment and water resource and water storage segment). Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market and any deterioration in the markets in which we operate has the potential to cause additional impairment losses on our real estate and water assets.

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

Significant Transactions During the Three Months Ended September 30, 2013:

During the three months ended September 30, 2013, the following transactions had a significant impact on our consolidated financial statements.

Initial Public Offering of UCP Inc.

UCP Inc., our previously wholly-owned subsidiary completed an initial public offering of its common stock, raising net proceeds of $105.6 million by selling 7,750,000 shares of its Class A common stock at $15 per share to outside investors. As a result of the transaction, our voting ownership in UCP decreased to 57.7% but we maintained our controlling financial interest. Consequently, we will continue to consolidate UCP in our financial statements with a corresponding noncontrolling interest for the remaining 42.3%. In accordance with applicable accounting guidance, the Company recorded an initial carrying value for the noncontrolling interest of $90.7 million and a $14.7 million increase in our shareholders’ equity during the three months ended September 30, 2013. The increase in our shareholders’ equity represented the difference between the fair value of the net proceeds raised in the public offering, and the initial carrying value of the noncontrolling interest.

Business Combination with and Subsequent Deconsolidation of Spigit

Effective January 31, 2013, we acquired additional voting preferred stock in Spigit, Inc., a privately held company that develops enterprise innovation software (“Spigit”), in an initial transaction by obtaining newly issued shares directly from Spigit for $5 million. Subsequent to the initial transaction, we made additional investments totaling an additional $5 million, increasing our voting ownership from 27% at December 31, 2012 to 73% during 2013. In accordance with applicable accounting guidance, the initial acquisition was accounted for using the acquisition method of accounting and as such, the results of Spigit were consolidated in our statement of operations starting on the date of acquisition. We also reported the results of Spigit as a new reportable enterprise software segment. The acquisition and consolidation of Spigit increased our reported assets and liabilities by approximately $21.4 million and $20.4 million, respectively.

On September 10, 2013, Spigit was merged with Mindjet Inc. (“Mindjet”), another privately held enterprise software developer. Under the terms of the agreement, we exchanged our common and preferred shares in Spigit, for common and preferred shares of Mindjet based on an agreed upon exchange ratio. As a result of the merger transaction, we no longer own a direct financial interest in Spigit and consequently deconsolidated the assets and liabilities of Spigit, and simultaneously recorded our investment in Mindjet at fair value, on the date of the merger. The common and preferred shares we own in Mindjet had an initial fair value of $28.7 million and resulted in a gain on deconsolidation of Spigit of $21.2 million that is reported in other income in our consolidation statement of operations for the three and nine months ended September 30, 2013. Concurrent with the closing of the transaction, the Company recorded $2.2 million in compensation expense, which reflects the fair value of Mindjet common shares, from our allocation of Mindjet common shares under the terms of the merger, which were provided by Mindjet as compensation to certain members of Spigit management. Collectively our voting shares of Mindjet currently control 29% of the voting interest of the company, and we also have one seat out of six board seats of Mindjet. The collective investment in Mindjet enables us to exert significant influence over the operating and financial decisions of Mindjet. Consequently, we have accounted for our common stock investment in Mindjet using the equity method of accounting which resulted in recording a loss of $89,000 in the statement of operations within equity in loss of affiliate representing 15.2% of Mindjet’s loss for the period September 11, 2013 to September 30, 2013. The preferred stock investment is held at its initial carrying value. The resulting carrying value of the Company’s investment in Mindjet is $26.4 million, which is included in investments in the consolidated balance sheet. The enterprise software segment, which started during 2013 due to the acquisition of a controlling interest in Spigit, will continue to be presented in historical periods as a segment. However, as Spigit had been deconsolidated from our consolidated financial statements as of September 10, 2013, the carrying value of the investment in Mindjet is reported within total assets of the corporate segment beginning on September 10, 2013.

The deconsolidation of Spigit reduced our reported assets and liabilities by $24.8 million and $18.9 million, respectively.

PICO Shareholders’ Equity

Our shareholders’ equity increased $6.2 million or $0.26 per share, during the nine months ended September 30, 2013, from $473.2 million, or $20.82 per share at December 31, 2012 to $479.4 million, or $21.08 per share at September 30, 2013. The increase in our shareholders’ equity was primarily due to the comprehensive loss of $12.2 million incurred during the period offset by the $14.7 million increase in additional paid-in capital due to the public offering of UCP, Inc.

Total Assets and Liabilities

Total assets increased by $108.9 million from $667.2 million at December 31, 2012 to $776.1 million at September 30, 2013. The Company’s real estate and water assets increased $34 million primarily due to acquisitions and development costs in real estate projects in UCP. Cash and cash equivalents increased $57.6 million due to the $105.6 million proceeds received from the public offering of UCP, Inc., offset by cash used to fund the acquisition and development of our real estate projects, and for overhead and other operating costs. During the first nine months of 2013, total liabilities increased by $14.7 million, from $188.7 million at December 31, 2012 to $203.4 million at September 30, 2013. The increase was due to additional debt of $12.3 million, primarily from construction financing in our homebuilding business and an increase of $1.2 million in other liabilities.

Net Income or Loss

We reported net income from continuing operations, after noncontrolling interest, of $8.2 million, or $0.36 per share and a net loss of $7.2 million, or $0.32 per share for the third quarter ended September 30, 2013 and 2012, respectively. The net income is primarily due to the gain on deconsolidation of Spigit and decreases in our net loss resulting from a year-over-year decrease in the losses reported within our real estate and water resources segments, offset by an increase in the loss reported within our agribusiness segment, and losses from our historical software segment. For the nine months ended September 30, 2013, our reported net loss decreased to $14.5 million or $0.64 per share, compared to a net loss of $22.9 million or $1.01 per share for the first nine months of 2012, primarily due to the gain on deconsolidation of Spigit.

Noncontrolling Interests

The results attributable to noncontrolling interest represent the share of net income or loss from our less than wholly-owned consolidated subsidiaries that is allocated, based on relative ownership percentage, to the noncontrolling shareholders of those entities. During the three and nine months ended September 30, 2013, the reported carrying value of the noncontrolling interest increased $88.1 million primarily due to the $90.7 million additional carrying value recorded as a result of the public offering of UCP. The resulting 42.3% of UCP owned by noncontrolling interest is our most significant noncontrolling interest at September 30, 2013. In addition to UCP the other significant subsidiaries that are less than wholly-owned in our condensed consolidated financial statements are Northstar, and Fish Springs. Loss attributable to noncontrolling interests was $1 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively. A total of $2.5 million of the noncontrolling interest recorded during the nine months ended September 30, 2013 was in our agribusiness operations based on a reported net loss in that segment of $20.7 million.

Comprehensive Income or Loss

For the third quarter of 2013, we reported comprehensive income of $9 million which consisted primarily of net income of $8.2 million, due primarily from the gain on the deconsolidation of Spigit, and an increase of $864,000 in unrealized appreciation on available-for-sale investments.

For the first nine months of 2013, we reported comprehensive loss of $12.2 million. This comprehensive loss consisted of a net loss of $14.5 million, offset by an increase of $2.4 million in unrealized appreciation on available-for-sale investments.

Segment Results of Operations

Our segment revenue and loss before income taxes for the third quarter and first nine months of 2013 and 2012 were as follows:

	Three Months Ended			Nine Months Ended
Thousands of dollars	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Revenue:
Water Resource and Water Storage Operations	$510	$1,089	$(579)	$25,542	$2,900	$22,642
Real Estate Operations	23,712	23,585	127	63,641	28,998	34,643
Agribusiness Operations	55,308	42,084	13,224	139,788	51,768	88,020
Enterprise Software	4,402		4,402	13,649		13,649
Corporate	22,854	608	22,246	26,180	1,935	24,245
Total revenue	$106,786	$67,366	$39,420	$268,800	$85,601	$183,199

Income (loss) before income taxes:
Water Resource and Water Storage Operations	$(1,799)	$(1,559)	$(240)	$737	$(4,537)	$5,274
Real Estate Operations	(231)	2,237	(2,468)	(2,701)	(1,519)	(1,182)
Agribusiness Operations	(2,216)	(6,105)	3,889	(20,691)	(9,159)	(11,532)
Enterprise Software	(2,572)		(2,572)	(5,281)		(5,281)
Corporate	17,664	(3,307)	20,971	11,610	(11,056)	22,666
Income (loss) before income taxes	$10,846	$(8,734)	$19,580	$(16,326)	$(26,271)	$9,945

Third Quarter Revenue

The majority of our recurring revenue is expected to occur in our agribusiness and real estate operations. Both of these segments generate revenue from volume sale of their products. Our third quarter revenue was $106.8 million in 2013, compared to $67.4 million in 2012, an increase of $39.4 million year-over-year.  This increase was primarily due to a $22.2 million increase in corporate revenues from the gain on deconsolidation of Spigit, a $13.2 million increase in revenue due to additional sales volume in our agribusiness operations, and an increase in software revenues of $4.4 million.

Third Quarter Costs and Expenses

Third quarter costs and expenses were $95.9 million in 2013, compared to $76.1 million in 2012, an increase in year-over-year expenses of $19.8 million.  Our agribusiness operations increased production and sales and consequently, reported an increase in expenses of $9.3 million, primarily from an $8.7 million increase in cost of sales of canola oil and meal. Our enterprise software segment reported an increase in expenses of $7 million as this segment was added in 2013 and we had no corresponding expenses in 2012. Our real estate segment reported an increase in expenses of $2.6 million which was primarily due to a $2 million increase in operating expenses.

Third Quarter Income or Loss Before Income Taxes

Our third quarter net income before income taxes in 2013 was $10.8 million compared to a loss of $8.7 million reported for the third quarter ended in 2012. The improvement in the reported results is primarily the result of the gain on deconsolidation of Spigit. However, we also reported a $3.9 million decrease in the loss reported by our agribusiness segment as margins improved, offset by an increase in the loss reported by our real estate segment of $2.5 million due to increases in overhead costs.

Third Quarter Net Income or Loss, Income Taxes, and Noncontrolling Interest in Subsidiaries

In the third quarter of 2013, we reported net income of $8.2 million, or $0.36 per share.  We recorded a $3.6 million tax provision and noncontrolling interests reported a loss of $1 million.

We reported a net loss of $5.3 million, or $0.23 per share for the third quarter of 2012 after a $403,000 tax benefit.  During the three months ended September 30, 2012, noncontrolling interests reported a loss of $1.1 million.

Due to the full valuation allowance on our net deferred tax assets, offset by taxable temporary difference related to our investment in Mindjet, our effective tax rate for the third quarter of 2013 was tax expense of 34% as compared to the Federal corporate income tax rate of 35%. Our effective rate for the third quarter of 2012 was a tax benefit of 5% primarily due to the full valuation allowance on our net deferred tax assets.

First Nine Months Revenue

Our revenue for the first nine months of 2013 was $268.8 million, compared to $85.6 million in 2012, an increase of $183.2 million year-over-year.  This increase was primarily due to an $88 million increase in agribusiness revenue that resulted from increased volume during 2013 and the 2012 results include sales that started during the second quarter of 2012, a $34.6 million increase in sale of real estate due primarily to selling more residential homes, a $24.2 million increase in revenue in our corporate segment primarily due to the gain on the deconsolidation of Spigit and a $22.6 million increase in revenue in our water resource and water storage operations due to the sale of real estate and water assets in Arizona and the sale of our farm properties in Idaho.

First Nine Months Costs and Expenses

First nine months costs and expenses were $285.1 million in 2013, compared to $111.9 million in 2012, an increase in year-over-year expenses of $173.2 million.  Our agribusiness operations reported an increase in expenses of $99.6 million, primarily from an $86.6 million increase in cost of sales of canola oil and meal, and a $12.9 million increase in overhead, interest and depreciation expenses. Our real estate segment reported an increase in expenses of $35.8 million primarily due to a $27.2 million increase in the cost of real estate sold. The costs and expenses in our water resource and water storage operations increased $17.4 million primary due to the cost of the real estate and water sold during the period. Lastly, our enterprise software operations reported expenses and overhead of $18.9 million for the first nine months of 2013 primarily from salaries and benefits.

First Nine Months Loss Before Income Taxes

Our first nine months year-over-year loss before income taxes decreased by $9.9 million primarily due to a $22.7 million increase in income reported by our corporate segment, offset by an $11.5 million increase in the loss reported by our agribusiness segment.

First Nine Months Net Loss, Income Taxes, and Noncontrolling Interest in Subsidiaries

In the first nine months of 2013, we reported a net loss of $14.5 million, or $0.64 per share.  We recorded a $2.7 million tax provision and noncontrolling interests reported a loss of $4.6 million.

We reported a net loss of $25.6 million, or $1.13 per share for the first nine months of 2012 after a $1.5 million tax benefit.  During the nine months ended September 30, 2012, noncontrolling interests reported a loss of $1.9 million.

Our effective income tax rate for the nine months ended September 30, 2013 was a tax provision of 17% which differs from the Federal corporate income tax rate of 35% primarily due to the full valuation allowance on our net deferred taxes, offset by $3.8 million deferred tax expense related to the taxable temporary difference in our investment in Mindjet. During the nine months ended September 30, 2012, we recorded a tax benefit of 6% primarily due to the full valuation allowance on our net deferred taxes.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended			Nine Months Ended
Thousands of dollars	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Revenue:
Sale of real estate and water assets	$147	$872	$(725)	$23,813	$886	$22,927
Other	363	217	146	1,729	2,014	(285)
Total revenue	510	1,089	(579)	25,542	2,900	22,642

Costs and expenses:
Cost of real estate and water assets sold	(117)	(478)	361	(16,756)	(481)	(16,275)
Impairment of water assets			—	(993)		(993)
Interest expense	(167)	(16)	(151)	(189)	(50)	(139)
Depreciation and amortization	(270)	(344)	74	(928)	(996)	68
Overhead	(1,101)	(1,258)	157	(3,841)	(4,081)	240
Project expenses	(654)	(552)	(102)	(2,098)	(1,829)	(269)
Segment total expenses	(2,309)	(2,648)	339	(24,805)	(7,437)	(17,368)
Income (loss) before income taxes	$(1,799)	$(1,559)	$(240)	$737	$(4,537)	$5,274

Historically, our water and water resource segment revenue and results have been volatile and infrequent. Since the date of closing generally determines the accounting period in which the sales revenue and cost of sales are recorded, reported revenue and income or loss fluctuate from period to period, depending on the dates when specific transactions close. Consequently, revenue in any one year is not necessarily indicative of likely revenue in future years.

Segment Revenue

We closed two sale transactions in June 2013 which, in aggregate, contributed the majority of the segment revenue for the first nine months of 2013. We sold 1,021 acres of land and 3,063 acre-feet of groundwater rights located in the Harquahala Valley, Arizona, for sale proceeds of $10 million and a gross margin of $6.3 million. In addition, we also sold two farms in Idaho for sale proceeds of $13.7 million and a gross margin of $763,000. The two farms that were sold also generated lease revenue of $726,000 and $302,000 in the first nine months of 2013 and 2012, respectively. From the third quarter of 2013, we will no longer record any lease revenue or operating costs associated with the two farms that were sold.

During the third quarter of 2012, we sold 98 acre-feet of water rights in Lincoln County, Nevada for $864,000. The sale of these water rights contributed $388,000 to the segment’s results for the both the third quarter and first nine months of 2012.

Other income generated in the first nine months of both 2013 and 2012 consisted of lease income from our ranch and farm properties. In addition, in the first nine months of 2012, due to the expiration of an option we had entered in to with a potential purchaser of our Lincoln County, Nevada power plant project, we generated revenues of $1.3 million from the option fees we had previously recorded as unearned.

Segment Expenses

Our total expenses in the third quarter of 2013 were largely unchanged as compared to the third quarter of 2012, declining by $339,000 from $2.6 million in 2012 to $2.3 million in 2013. However, total expenses increased by $17.4 million in the first nine months of 2013 as compared to the first nine months of 2012 primarily due to the increase in the cost of real estate and water assets sold of $16.3 million from the two sale transactions discussed in segment revenues above.

Overhead expenses for both the third quarter and first nine months of 2013 were similar as compared to the same periods in 2012. Total overhead was $1.1 million in the third quarter of 2013 as compared to $1.3 million in the third quarter of 2012 and $3.8 million for the first nine months of 2013 as compared to $4.1 million in the first nine months of 2012.

Project expenses consist of pre-feasibility exploratory costs of new projects and the ongoing costs of existing water assets that are ready for sale, such as any selling expenses, maintenance, and professional fees.  Project costs are expensed as appropriate and fluctuate from period to period depending on activity in our water resource projects.  Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	certain costs related to intangible water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement);
•	the operation and sale of our farm properties in Idaho (ceased with the sale of these properties in 2013); and
•	certain exploration costs for water resource development in New Mexico

Project expenses increased by $102,000 in the third quarter of 2013 as compared to the third quarter of 2012. Year-over-year project costs increased to $2.1 million in the first nine months of 2013 as compared to $1.8 million in the first nine months of 2012 primarily due to commission costs relating to the two real estate and water asset sale transactions in 2013. As noted above, from the third quarter of 2013 we will no longer record any lease revenue or operating costs associated with our farm properties in Idaho as the two farms were sold in June, 2013.

The impairment charge of $993,000 recorded in the first nine months of 2013 related to our intangible asset at Fish Springs in Washoe County, Nevada. During the second quarter of 2013, specific events occurred in Washoe County that caused us to update our discounted cash flow models that calculate an estimated fair value for our intangible water credits and pipeline rights. The changes in assumptions relate to the timing of future estimated sales of our water assets as well as inputs in to the discount rate. As a result of updating our discounted cash flow models, the fair value of this intangible asset was estimated at $83.9 million compared to its then carrying value of $84.9 million. Consequently, in the second quarter of 2013, we recorded the $993,000 difference as an impairment charge to reflect the decrease in the estimated fair value of the asset.

The year-over-year segment results of operations decreased by $240,000 for the third quarter and increased by $5.3 million for the first nine months. The increase in the year-over-year results of operations for the first nine months was due primarily to the gross margin of $6.3 million generated in the first nine months of 2013 from the sale of land and intangible water rights in the Harquahala Valley, Arizona.

REAL ESTATE OPERATIONS

	Three Months Ended			Nine Months Ended
Thousands of dollars	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Revenue:
Sale of real estate and water assets	$23,619	$23,300	$319	$63,144	$28,270	$34,874
Other	93	285	(192)	497	728	(231)
Total revenue	23,712	23,585	127	63,641	28,998	34,643

Costs and expenses:
Cost of real estate and water assets sold	(17,943)	(17,011)	(932)	(47,575)	(20,378)	(27,197)
Interest expense		(335)	335		(1,012)	1,012
Impairment charges			—	(418)		(418)
Operating expenses	(6,000)	(4,002)	(1,998)	(18,349)	(9,127)	(9,222)
Segment total expenses	(23,943)	(21,348)	(2,595)	(66,342)	(30,517)	(35,825)
Income (loss) before income taxes	$(231)	$2,237	$(2,468)	$(2,701)	$(1,519)	$(1,182)

As of September 30, 2013, our businesses in the real estate operations segment are primarily conducted through our 57.7% owned subsidiaries UCP, Inc. and UCP, LLC and its homebuilding and land development operations in California and Washington.

During the nine months ended September 30, 2013, in spite of interest rate volatility, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high affordability and improving employment. We believe that during the third quarter, the broader housing market was affected by interest rate volatility and the partial federal government shutdown and the events leading up to it. Additionally, we believe that seasonal factors affected the broader housing market as well as our markets as individual markets continue to experience varying results.

In May 2013 we formed a new company, UCP, Inc., to become the sole managing member of UCP, LLC. In July 2013, UCP, Inc. completed an initial public offering of its Class A common stock selling 7,750,000 of its Class A shares at $15 per share for gross proceeds of $116.3 million. After the underwriting discount of $8.1 million and other costs, UCP, Inc. received net proceeds of $105.5 million. The proceeds from the issuance of the Class A shares were used to purchase 7,750,000 newly issued Series B Units in UCP LLC representing 42.3% of the total economic interest of UCP, LLC. UCP, LLC intends to use such proceeds from the issuance of the Series B Units for general corporate purposes, such as the acquisition of land and for land development, home construction and other related purposes.

As a result of the reorganization of UCP, LLC and the initial public offering of UCP, Inc., which was completed in July, 2013, PICO owns Series A Units in UCP, LLC representing 57.7% of the total economic interest of UCP. In addition, PICO owns Class B stock in UCP, Inc. The Class B shares have voting rights only with one vote for each UCP Series A Unit held. As such, PICO has 57.7% of the voting power in UCP, Inc. From the completion of the Initial Public Offering in July 2013 we have recorded our interests in UCP, Inc. and UCP as 57.7% owned subsidiaries.

UCP, Inc.’s Class A shares began trading on the New York Stock Exchange on July 18, 2013 under the symbol “UCP.”

In the first nine months of 2013 and 2012, UCP sourced, underwrote and acquired real estate in its target markets to increase its land inventory and ability to either build and sell homes through its wholly owned subsidiary, Benchmark Communities, or develop land and sell lots to third-party homebuilders. UCP actively acquires and develops lots in California and Washington State in an effort to maintain and grow its lot supply. In addition to expanding its business in existing markets in California and Washington State, UCP continues to evaluate opportunities to expand into other markets with favorable housing demand fundamentals, including, in particular, long-term population and employment growth.

Our real estate sales are contingent upon numerous factors and, as such, the timing and volume of home and lot sales in any one quarter is unpredictable.  Historically, the level of home and lot sales has fluctuated from period to period.  Accordingly, it should not be assumed that the level of sales as reported will be maintained in future reporting periods.

Owned and Controlled Lots

As of September 30, 2013, and December 31, 2012, UCP owned or controlled, pursuant to purchase or option contracts, an aggregate of 6,659 and 4,916 lots, respectively. The following tables present certain information with respect to our owned and controlled lots as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013
	Owned	Controlled(1)	Total
Central Valley Area-California	1,921	872	2,793
Monterey Bay Area-California	1,570	154	1,724
South San Francisco Bay Area-California	45	525	570
Southern California		526	526
Puget Sound Area-Washington	845	201	1,046
Total	4,381	2,278	6,659

	As of December 31, 2012
	Owned	Controlled(1)	Total
Central Valley Area-California	1,880	599	2,479
Monterey Bay Area-California	1,602		1,602
South San Francisco Bay Area-California	32	92	124
Puget Sound Area-Washington	711		711
Total	4,225	691	4,916

(1) Controlled lots are those subject to a purchase or option contract.

Our wholly-owned subsidiary, Bedrock Land Development, Inc. (“Bedrock”) also owns real estate in Fresno, California that is tentatively approved for the development of 167 lots. Bedrock is not a part of UCP’s operations.

Third Quarter Segment Revenue and Gross Margin

In the following discussion, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

In the third quarter of 2013, total segment revenue increased by 1% to $23.7 million as compared to total segment revenue of $23.6 million in the third quarter of 2012.  This increase in revenue of $127,000 was primarily attributable to the following combination of factors:

•
an increase in the number of homes sold to 62 homes in the third quarter of 2013 as compared to five homes in the third quarter of 2012. The number of selling communities at the end of the period increased from three in the third quarter of 2012 to seven in the third quarter of 2013;

•	an increase in the average selling price (“ASP”) of homes sold of approximately 27% to $345,000 per home in the third quarter of 2013 as compared to $271,000 per home in the third quarter of 2012;

•	a decrease in the number of lots sold to 30 units in the third quarter of 2013 as compared to 198 units in the third quarter of 2012; and

•	a decrease in the ASP of lots sold to $75,000 per lot in the third quarter of 2013 as compared to $111,000 per lot in the third quarter of 2012.

Total gross margin decreased by approximately $613,000 to $5.7 million in the third quarter of 2013 as compared to $6.3 million in the third quarter of 2012. This decrease in gross margin was due to the decreased gross margin of lots sold in the third quarter of 2013 as compared to the third quarter of 2012 which was partially offset by the increased gross margin from homes sold in the third quarter of 2013 as compared to the third quarter of 2012.

The gross margin percentage of lots sold in the third quarter of 2013 was 35% as compared to a gross margin percentage of lots sold in the third quarter of 2012 of 27%. The gross margin percentage of lots sold is not necessarily directly comparable from period to period due to several factors including the stage of development and the location of the lot as well as the cost basis in the lot. This increased gross margin percentage was more than offset by the reduced volume of lots sold in the third quarter of 2013 (30 units) as compared to the third quarter of 2012 (198 units). The volume and revenue of lots sold can vary considerably from period to period; such sales tend to be driven by discrete transactions which are motivated by several considerations, including opportunistic conditions in the markets in which we own lots.

The gross margin percentage of homes sold declined to 23% in the third quarter of 2013 as compared to 26% in the third quarter of 2012. This gross margin percentage change was primarily attributable to the different cost basis of the active selling communities in 2013 as compared to 2012. This decline in the gross margin percentage of homes sold was more than offset by the increased volume of homes sold in the third quarter of 2013 (62 homes) as compared to the third quarter of 2012 (five homes) The increased volume of home sales was driven by a year-over-year increase in the number of sales communities and a favorable sales pace at certain of these sale communities.

Nine Months Ended Segment Revenue and Gross Margin

In the first nine months of 2013, total segment revenue increased by 119% to $63.6 million as compared to total segment revenue of $29 million in the first nine months of 2012.  This increase in revenue of $34.6 million was attributable to a combination of the change in volume and ASP of homes and lots sold in the first nine months of 2013 as compared to the first nine months of 2012 as follows:

•
an increase in the number of homes sold to 131 homes in the first nine months of 2013 as compared to 17 homes in the first nine months of 2012. The number of selling communities at the end of the period increased from three at September 30, 2012 to seven at September 30, 2013;

•	an increase in the ASP of homes sold of approximately 40% to $356,000 per home in the first nine months of 2013 as compared to $254,000 per home in the first nine months of 2012;

•	a decrease in the number of lots sold to 138 units in the first nine months of 2013 as compared to 224 units in the first nine months of 2012; and

•	an increase in revenue per lot of approximately 12% to $120,000 per lot in the first nine months of 2013 as compared to $107,000 per lot in the first nine months of 2012.

Total gross margin increased by approximately $7.7 million to $15.6 million in the first nine months of 2013 as compared to $7.9 million in the first nine months of 2012. This increase in gross margin was primarily due to the increased volumes of homes sold in the first nine months of 2013 as compared to the first nine months of 2012 and, to a lesser extent, the increase in ASP of both homes and lots sold in 2013 as compared to 2012. The increased volume of home sales was driven by a year-over-year increase in the number of sales communities and a favorable sales pace at certain of these sale communities.

The gross margin percentage of lots sold in the first nine months of 2013 was 32% as compared to 28% in 2012 and the gross margin percentage of homes sold declined to 22% in the first nine months of 2013 as compared to 28% in the first nine months of 2012. This gross margin percentage change was primarily attributable to the different cost basis of the active selling communities in 2013 as compared to 2012.

As noted above in the discussion of third quarter revenue and gross margin, the volume and gross margin percentage of lots sold may vary considerably from period to period based on several factors including the stage of development, the location and the cost basis of the lot.

Summary Results of UCP Revenue and Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Change	2013	2012	Change
Lots sold	30	198	(168)	138	224	(86)
Homes sold	62	5	57	131	17	114

Revenue (in thousands)
Lot revenue - total	$2,250	$21,944	$(19,694)	$16,535	$23,946	$(7,411)
Lot revenue - per lot	$75	$111	$(36)	$120	$107	$13

Home revenue - total	$21,369	$1,356	$20,013	$46,609	$4,324	$42,285
Home revenue - per home	$345	$271	$74	$356	$254	$102

Gross Margin
Gross margin - lots	$786	$5,932	$(5,146)	$5,320	$6,685	$(1,365)
Gross margin percentage - lots	35%	27%	8%	32%	28%	4%

Gross margin - homes	$4,890	$357	$4,533	$10,249	$1,207	$9,042
Gross margin percentage - homes	23%	26%	(3)%	22%	28%	(6)%

Gross margin - total	$5,676	$6,289	$(613)	$15,569	$7,892	$7,677
Gross margin percentage - total	24%	27%	(3)%	25%	28%	(3)%

Segment Results of Operations

The year-over-year third quarter segment result decreased by $2.5 million from net income of $2.2 million in 2012 to a net loss of $231,000 in 2013. There was a decrease in the gross margin of approximately $613,000 generated by the sale of lots and homes at UCP. In addition, there was an increase in operating costs of $2 million in the third quarter of 2013 as compared to the third quarter of 2012. The year-over-year increase in costs is due primarily to increased salaries and benefits of $1.5 million as UCP continues to expand its operations, and an increase in legal and audit costs of $384,000 incurred primarily in connection with offering and reorganization costs related to the initial public offering.

In addition, on completion of the initial public offering, certain directors and officers of UCP were granted an aggregate of 430,333 Class A restricted stock units (“RSU”) with an aggregate grant value of $6.5 million. The awards to the officers (422,333 RSUs) vest 1/3 on December 31, 2013, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date. The awards to the directors (8,000 RSUs) vest on the first anniversary of the grant date. The associated stock-based compensation expense is calculated based on the fair value of UCP’s stock on the date the awards were granted ($15 per share) and is recognized over the vesting period of the awards. For the three and nine months ended September 30, 2013, stock-based compensation recorded in segment operating expenses was $935,000.

The first nine months segment net loss before income taxes increased by $1.2 million from a net loss of $1.5 million in 2012 to a net loss of $2.7 million in 2013. There was an increase in the gross margin of approximately $7.7 million generated by the sale of lots and homes due to the higher volume of homes sold and an increase in the ASP of lots and homes sold in the first nine months of 2013 as compared to the first nine months of 2012. However, this increased gross margin was offset by an increase in operating costs of $9.2 million in the first nine months 2013 as compared to the first nine months of 2012. This increase in costs is due primarily to: (1) increased selling and commission costs of $1.2 million as a result of the increased volume of lot and homes sold in the first nine months of 2013 as compared to the first nine months of 2012; (2) increased salaries and benefits of $4.3 million as operations continue to expand; (3) an increase in legal and audit costs of $1 million incurred primarily in connection with the initial public offering and reorganization costs; and (4) stock-based compensation expense of $935,000 during the period.

In addition, we recorded an impairment loss of $417,000 during the nine months ended September 30, 2013, with no corresponding charge in 2012. The impairment loss relates to a property, owned by Bedrock, (which is not part of UCP’s results of operations nor is it included in UCP’s inventory of lots). The property, located near Fresno, California, was purchased by us prior to our acquisition of UCP. We have developed the property over several years and we believe that the property has further value in the future as Fresno continues to grow. However, in 2013 we received an unsolicited offer from a local government agency to purchase the property. In response, we obtained a current appraisal of the value of the property, and during the nine months ended September 30, 2013, we wrote down the value of the property to the appraised value.

AGRIBUSINESS OPERATIONS

	Three Months Ended			Nine Months Ended
Thousands of dollars	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Revenue:
Sales of canola oil and meal	$55,306	$42,079	$13,227	$139,775	$51,718	$88,057
Other	2	5	(3)	13	50	(37)
Total revenue	55,308	42,084	13,224	139,788	51,768	88,020

Costs and expenses:
Cost of canola oil and meal sold	(48,859)	(40,193)	(8,666)	(134,599)	(47,955)	(86,644)
Depreciation	(2,090)	(1,377)	(713)	(6,271)	(1,391)	(4,880)
Interest expense	(1,452)	(1,066)	(386)	(4,347)	(2,392)	(1,955)
Plant costs and overhead	(5,123)	(5,553)	430	(15,262)	(9,189)	(6,073)
Segment total expenses	(57,524)	(48,189)	(9,335)	(160,479)	(60,927)	(99,552)
Loss before income taxes	$(2,216)	$(6,105)	$3,889	$(20,691)	$(9,159)	$(11,532)

Segment Revenue and Crush Margin

We generated revenue from sales of canola oil and meal of $55.3 million in the third quarter of 2013 and $139.8 million during the nine months ended September 30, 2013 as compared to revenue of $42.1 million and $51.7 million during the third quarter and first nine months ended September 30, 2012, respectively. The plant did not commence initial crushing operations until May 2012 and, accordingly, revenue generated from the sale of canola oil and meal in the first nine months of 2012 only represents revenue generated for a limited period and, initially, while the plant operated in start-up mode.

During the third quarter of 2013, our plant crushed canola seed at an average rate of 1,058 U.S. tons per day, or 97,345 U.S. tons of canola seed for the quarter as compared to 71,374 U.S. tons in the second quarter of 2013 and 68,933 U.S. tons in the first quarter of 2013. Capacity utilization improved in the third quarter primarily due to improved canola seed availability from both the regional market and the Southern Great Plains winter canola production area, as well as the successful implementation of several process improvement initiatives. Our plant achieved a new daily production record of 1,403 U.S. tons per day in early September and, as currently configured, we believe the plant is capable of crushing in excess of 1,300 U.S. tons per day on a sustained basis.

On July 23, 2013, we received notification from the Minnesota Pollution Control Agency that our Air Emission permit had been reissued in response to our permit renewal application submitted in May of 2012. The reissued permit allows us to crush up to 2,000 U.S. tons per day of canola seed in our plant on a 365 day rolling average basis, subject to maintaining compliance with the specific air emission limits, reporting standards, and modification protocols included in the permit, as well as state and federal law. The reissued permit relieved the former permit’s capacity limitation of 1,000 U.S. tons per day as of its reissue date of July 23, 2013. Based on our operating experience with the plant as it is currently configured, we believe further capacity expansion is feasible; however, any significant improvement will likely require additional capital investment.

Overall market conditions led to an extremely challenging crush margin environment through most of the first nine months of 2013. Canola “board margins” (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the quoted market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the U.S. dollar) were unusually low at the start of 2013 and continued to decline through May, 2013. The poor board margin environment in the first five months of 2013 was due primarily to 2012 weather related crop events. The 2012 Canadian canola seed harvested yields were 20% below the trend line average yield, resulting in canola seed scarcity and high prices. Historically high U.S. soybean crush and historically high soybean oil yield resulted in record soybean oil production for the fourth quarter of 2012. Historically high soybean yields continued through the end of the second quarter of 2013. This negatively impacted pricing for our primary product, canola oil. Historically high global palm oil inventories have also impacted U.S. vegetable oil pricing. However, board margins stabilized in early June and started to improve in the third quarter of 2013. This board margin improvement resulted from declining canola seed prices following the timely completion of spring canola planting in Canada. After a delayed but generally successful planting season, the 2013 North American spring canola crop benefited from timely rains and seasonable temperatures through much of the growing season across most of the spring canola growing range, stretching from Northwestern Minnesota through Northern North Dakota and across the Canadian Prairie Provinces of Manitoba, Saskatchewan and Alberta. As a result, canola yields in the region surrounding our plant and across much of the Canadian canola production area have been reported to be generally higher than the historical average. As a result, the 2013 Canadian canola crop is expected to set new records for total production. Better than average yields in North Dakota are expected to compensate for below normal planted acres in that key state which resulted from wet planting conditions in the spring. We believe total 2013 crop canola production in North Dakota will be similar to the 2012 crop, which we expect will produce close to average domestic supplies of canola. Exact crop production values will not be known until final reports from both the USDA and Statistics Canada are issued later in 2013.

The third quarter of 2013 was a transitional period between the 2012 and 2013 crop years. Canola board crush margins improved in July and August; however, unusually high canola seed basis pricing (the discount or premiums we obtain for seed purchased compared to the board pricing) arising from extremely tight canola seed stocks at the end of the 2012 crop year offset much of the board crush margin improvement. This resulted in below historical average Hallock crush margins for both July and August. Canola board crush margins continued to improve through September in addition to an improvement in seed basis pricing as the 2013 crop harvest progressed in the region surrounding our Hallock plant. This combination produced profitable operations for the month of September, but not for the third quarter as a whole.

The board margins and the total basis (basis is the difference between our actual crush margin and the board margin; differences arise from the discount or premiums we obtain for seed purchased and oil and meal sold compared to the board pricing) obtained in 2013 combined to generate a gross crush margin of $6.4 million and $5.2 million for the third quarter and the first nine months of 2013, respectively. This compares to a gross crush margin of $1.9 million and $3.8 million for the comparable periods in 2012.

The ample canola seed supply from the 2013 crop appears to have stabilized the current canola crush margin environment. However, continued weakness in the oil share of product value (the proportional share of total product revenue generated by both oil and meal sales, that is contributed by oil alone) to date has limited the improvement in canola crush margins to levels below our expectations. We believe that there is scope in the remainder of 2013 and the first half of 2014 for further improvement in both the oil share of product value and overall crush margins as the final 2013 canola crop size becomes known and the U.S. corn and soybean harvests progress. However, we caution that several factors, including other vegetable oilseeds’ supply and demand fundamentals, may impact canola oil and meal product values in ways that we are unable to predict which could result in both increased volatility and decreases in future crush margins that the plant is able to generate.

Segment Expenses

We did not commence initial crushing operations until May 2012 and, as a result, the plant costs and overhead, interest and depreciation in the third quarter and first nine months of 2013 as compared to the corresponding periods in 2012 are significantly different (the increase in such total costs were $669,000 for the third quarter 2013 as compared to 2012 and $12.9 million for the first nine months of 2013 as compared to 2012).

Plant costs and overhead in the third quarter and first nine months of 2013 include salaries and benefits, consulting fees, insurance, and office costs. Also included in these costs are the variable costs of crushing operations including costs for energy, process chemicals, production labor and utilities as well as marketing fees under our off-take agreement with Purina Animal Nutrition, LLC (formerly Land O Lakes Purina Feed, LLC). Plant costs and overhead also include certain due diligence expenses for potential expansion opportunities within the Agribusiness segment.

The increase in these costs of $6.1 million for the first nine months of 2013 as compared to the first nine months of 2012 is due to the very significant increases in volumes of canola seed crushed in 2013 as compared to 2012 and the resultant increase in variable costs in 2013 as compared to 2012. For the third quarter of 2013 as compared to the third quarter of 2012 (where both periods are more directly comparable than the nine month periods as full-scale crushing operations occurred throughout both periods) total plant costs and overhead declined by $430,000. The decline in the third quarter costs is almost entirely due to a reduction of $432,000 in legal expenses incurred in 2012 as compared to 2013.

We recorded depreciation expense of $2.1 million in the third quarter of 2013 and $6.3 million for the first nine months of 2013. We started depreciating our canola seed crushing plant commensurate with full scale operations in the third quarter of 2012 which resulted in depreciation expense of $1.4 million in the third quarter and the first nine months of 2012.

As of September 30, 2013, we had total debt of $90.8 million comprised of an $85 million term loan and $5.8 million outstanding on a revolving credit facility. During the first nine months of 2013 and 2012, we recorded interest expense of $4.3 million and $2.4 million respectively. The year-over-year increase in interest expense of $1.9 million in the first nine months of 2013 as compared to the first nine months of 2012, is primarily due to capitalized interest cost of approximately $1.8 million as part of the total plant construction cost in the first nine months of 2012.

As of September 30, 2013, we had entered into swap agreements with an international bank as the counterparty. The purpose of the swap agreements is to assist in the risk management of our crush margin and is achieved by swapping the floating price of the board margin for a fixed price during the period the swap is in place.

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

In addition, readily marketable inventory at September 30, 2013 is carried at net realizable value on our consolidated balance sheet based on quoted market prices in active markets. Changes in the value of our readily marketable inventory are recognized in cost of canola oil and meal sold each period. However, we aim to minimize the effects of changing prices in our inventory primarily through the use of traded futures contracts.

During the first nine months of 2013, the net fair value of our swap agreements, forward and futures contracts was mostly unchanged from the net asset position of $1.8 million at December 31, 2012. In addition, during the first nine months of 2013 we had cash settlements of $2.6 million on our forward and futures contracts which were recorded as a charge to cost of goods sold in our results of operations.

During the first nine months of 2012, the fair value of the liabilities under our swap agreements decreased from $2.5 million at December 31, 2011 to a net asset position of $429,000 at September 30, 2012. As such, during the first nine months of 2012 we recorded a total non-cash gain of $2.9 million in cost of goods sold and plant costs and overhead in segment expenses. In addition, during the first nine months of 2012 we had cash settlements of $2 million on our forward and futures contracts which were recorded as a charge to cost of goods sold in our results of operations.

ENTERPRISE SOFTWARE

	Three Months Ended	Nine Months Ended
Thousands of dollars	September 30,	September 30
	2013	2013
Revenue:
Software and services revenue	$4,402	$13,649

Costs and expenses:
Cost of software and services sold	(1,100)	(3,033)
Interest expense	(108)	(300)
Depreciation	(19)	(64)
Operating expenses	(5,747)	(15,533)
Segment total expenses	(6,974)	(18,930)
Loss before income taxes	$(2,572)	$(5,281)

This segment comprises the historical results of operations of Spigit. The three months ended September 30, 2013 includes the results of Spigit for the period ended September 10, 2013, the date we deconsolidated Spigit as a result of the merger with Mindjet.

As of December 31, 2012, we owned 27% of the voting stock in Spigit and applied the equity method of accounting.  However, the losses reported by Spigit prior to December 31, 2011 reduced our carrying value in the investment in Spigit to zero at December 31, 2012, and therefore no equity in loss of unconsolidated affiliate was recorded in 2012.

On January 31, 2013, we acquired additional common stock and Series F voting preferred stock in Spigit in an initial transaction by obtaining newly issued shares directly from Spigit for $5 million and converting outstanding loans. Subsequent to the initial transaction, we invested an additional $5 million in Series F voting preferred stock. As a result of these transactions, we increased our voting ownership in Spigit from 27% at December 31, 2012 to 73% during 2013. In accordance with applicable accounting guidance, the initial acquisition was accounted for using the acquisition method of accounting, and as such, the results of Spigit were included in our consolidated statement of operations starting on the date of acquisition.

On September 10, 2013, Spigit was merged with Mindjet. As a result of the merger transaction, we no longer own a controlling financial interest in Spigit, and therefore during the three months ended September 30, 2013, we deconsolidated the assets and liabilities of Spigit and simultaneously recorded our investment in Mindjet at fair value, at the date of the merger.

Segment Revenue and Gross Margin

Revenue consists primarily of software license agreements (both new customers and customer renewals) and recurring and one-time service fees and was $4.4 million in the third quarter of 2013 and $13.6 million in the first nine months of 2013.

Cost of software and services sold was $1.1 million in the third quarter of 2013 and $3 million in the first nine months of 2013. Cost of software and services sold primarily consists of costs related to hosting of the Company’s application suite and expenses related to its hosting facility, plus the cost of providing consulting services to our customers.

Segment Expenses

Operating expenses were $5.7 million for the third quarter of 2013 and $15.5 million for the first nine months of 2013. The majority of these costs are for salaries and benefits related to sales, marketing, and product management.

CORPORATE

	Three Months Ended			Nine Months Ended
Thousands of dollars	September 30,			September 30,
	2013	2012	Change	2013	2012	Change
Revenue:
Deferred compensation revenue	$274	$335	$(61)	$672	$1,308	$(636)
Other revenue	22,580	273	22,307	25,508	627	24,881
Total revenue	22,854	608	22,246	26,180	1,935	24,245

Costs and expenses:
Interest expense	(159)	(128)	(31)	(468)	(396)	(72)
Stock-based compensation expense	(958)	(946)	(12)	(2,854)	(2,927)	73
Deferred compensation expense	(589)	(880)	291	(1,456)	(2,333)	877
Foreign exchange gain (loss)	1,029	211	818	291	(36)	327
Other	(4,513)	(2,172)	(2,341)	(10,083)	(7,299)	(2,784)
Segment total expenses	(5,190)	(3,915)	(1,275)	(14,570)	(12,991)	(1,579)
Income (loss) before income taxes	$17,664	$(3,307)	$20,971	$11,610	$(11,056)	$22,666

The corporate segment consists of cash, fixed-income securities and equity securities, including the portfolio of Swiss equity securities and, as a result of the merger during the third quarter of 2013 between Spigit and Mindjet, our resulting investment in Mindjet. In addition, the corporate segment also consists of other parent company assets and liabilities which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors. Revenue consists of interest earned on cash balances and securities and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year. Segment results do not include our share of the income or loss from any investments we account for using the equity method.

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

Segment Revenue

The corporate segment recorded revenue of $22.9 million in the third quarter of 2013, compared to $608,000 in the third quarter of 2012. The $22.2 million increase in segment revenue is principally due to the gain recorded on the deconsolidation of Spigit.

On September 10, 2013, Spigit was merged with Mindjet. Under the terms of the agreement, we exchanged our common and preferred shares in Spigit, for common and preferred shares of Mindjet based on an agreed upon exchange ratio. The Mindjet shares we own control 28.8% of the outstanding vote, comprised of 15.2 % from the common shares and 13.6% from the preferred shares, and entitle us to one seat out of six on Mindjet’s board. As a result of the merger transaction, we no longer own a controlling financial interest in Spigit and therefore during the three months ended September 30, 2013, we deconsolidated the assets and liabilities of Spigit, and simultaneously recorded our investment in Mindjet at fair value, at the date of the merger resulting in a gain of $21.2 million before certain transaction expenses described below.

We account for the investment in Mindjet common stock using the equity method of accounting which resulted in recording a loss of $89,000 in the statement of operations within equity in loss of affiliate representing our 15.2% share of Mindjet’s loss for the period September 11, 2013 to September 30, 2013. The investment in preferred stock is held at its initial carrying value in the accompanying consolidated balance sheet.

Segment Expenses

Third quarter year-over-year segment expenses increased by $1.3 million to $5.2 million recorded in the third quarter of 2013 as compared to $3.9 million recorded for the third quarter of 2012. This increase in total segment expenses was primarily due to a combination of an increased gain in foreign exchange of $818,000 and a decrease in deferred compensation expense of $291,000. However, more than offsetting these reductions in expenses was a $2.2 million expense incurred in conjunction with the merger between Spigit and Mindjet which reflects the fair value of Mindjet common shares granted to certain members of Spigit management from our allocation of Mindjet common shares under the terms of the merger.

The first nine months year-over-year segment expenses increased by $1.6 million with $14.6 million recorded in the first nine months of 2013 as compared to $13 million recorded for the first nine months of 2012. The increase in total segment costs was primarily due to a combination of a decrease in the foreign exchange loss of $327,000, an increase in other costs of $2.8 million, primarily due to the $2.2 million expense incurred as part of the merger of Spigit and Mindjet as noted above, and a decrease in the deferred compensation expense of $877,000.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the closing price of PICO common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of September 30, 2013, there was $4 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests.

The stock-based compensation expense consists of two stock-based awards in the form of Restricted Stock Units (“RSU”) granted to certain officers and non-employee directors (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
RSU	$958	$946	$2,854	$2,866
RSA				61
	$958	$946	$2,854	$2,927

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily results from the effect of fluctuations in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an inter-company loan to PICO European, which is denominated in Swiss Francs.

Segment expenses were decreased by a $1 million foreign exchange gain in the third quarter of 2013, compared to a $211,000 foreign exchange gain in the third quarter of 2012. A foreign exchange gain of $291,000 was recorded in the first nine months of 2013, compared to a loss of $36,000 in the first nine months of 2012.

LIQUIDITY AND CAPITAL RESOURCES—NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

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

Our cash and cash equivalents and available-for-sale investments held in each segment at September 30, 2013 were as follows:

•	our water resource and water storage operations holds cash of $926,000;
•	our real estate operations segment holds cash of $103 million;
•	our agribusiness operations segment holds cash of $1.7 million;
•
our corporate segment holds cash of $52.1 million, and marketable equity and debt securities with a market value of $41.6 million and $6.5 million, respectively. Included in those totals is $5.4 million in cash, $9.9 million in equities and $6.5 million in debt securities that are held in deferred compensation rabbi trusts accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

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

Real Estate Operations

We are a homebuilder and developer in Northern California and select markets in the Puget Sound area of Washington State. We finance additional acquisitions, development and construction costs from our existing cash, proceeds of the sale of existing lots and homes, and/or through external financing. On July 18, 2013, UCP Inc., our wholly-owned subsidiary, sold 7,750,000 shares of its Class A common stock at $15 per share in an initial public offering. Net proceeds to UCP, Inc. were $105.5 million. The proceeds will fund UCP’s operations for the foreseeable future.

Agribusiness Operations

We recorded $55.3 million in sales of canola oil and meal and $48.9 million in cost of sales of such products for the third quarter of 2013 and $139.8 million in sales and $134.6 million in cost of sales for first nine months of 2013. Generally, during periods when commodity prices are rising, we require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories. There is tight supply of canola seed due to weather related crop impacts and consequently, market prices for seed have been at historically high levels. This environment has increased our working capital requirements. We have financed operations with cash received from sales of canola products, and cash from our revolving credit facility. PICO also invested an additional $2.5 million of preferred capital, with a 10% rate of return, during the third quarter of 2013 for a total of $17.5 million in the first nine months of 2013. If our canola business continues to report losses, it is possible we could breach one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business.

At September 30, 2013, Northstar had borrowed a total of $90.8 million under a $116.5 million credit agreement which consisted of:

• $85 million borrowed under non-recourse senior secured multi-draw loans to finance the construction of the plant. Interest is payable quarterly, and the principal will be repaid over five years, with quarterly payments of $1.5 million which commenced on March 31, 2013 and a final payment of $62.6 million on August 14, 2017. In accordance with the terms of the credit agreement, a plant performance test conducted in the second quarter of 2012 was successful, and the $89.5 million construction loan was converted into a term loan during the third quarter of 2012; and

•$5.8 million borrowed under a $27 million non-recourse senior secured revolving credit facility to provide working capital on completion of construction. During 2012, we amended the credit agreement to increase the revolving credit facility from $10.5 million to $27 million. The revolving credit facility will be available until August 14, 2017.

The credit agreement contains the following significant financial covenants and the Company was in compliance with each covenant at September 30, 2013.

1) Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At September 30, 2013, Northstar’s ratio was approximately 0.59.

2) Debt Service Coverage Ratio: Northstar will not permit its debt service coverage ratio to be less than 1.75 to 1.00 as of the last day of any quarter. At September 30, 2013, Northstar’s ratio was approximately 2.02.

3) Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $60 million. At September 30, 2013, Northstar’s net worth was approximately $63.5 million.

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

Enterprise Software

Our enterprise software segment consisted of the results of operations of Spigit. On September 10, 2013, Spigit was merged with Mindjet, another privately held enterprise software developer. As a result of the merger transaction, we no longer own a controlling financial interest in Spigit and therefore during the three months ended September 30, 2013, we deconsolidated the assets and liabilities of Spigit, and simultaneously recorded our investment in Mindjet at fair value, on the date of the merger. We have accounted for our investment in the common stock of Mindjet using the equity method of accounting and reported our investment in the preferred stock at its initial carrying value. Consequently, we will no longer report activity within the enterprise software segment.

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

Group Cash and Securities

At September 30, 2013, we had unrestricted and available cash of $141.1 million, and available-for-sale debt and equity securities of $24.1 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segments.

We estimate that we have sufficient cash and available-for-sale investments to cover our cash needs for at least the next 12 months. In the long-term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, and raise cash from debt or equity offerings.

Cash Flow

Our cash flows from operating, investing, and financing activities of continuing operations for the nine months ended September 30, 2013 and 2012 were as follows (in thousands):

	2013	2012
Operating activities	$(50,932)	$(44,570)
Investing activities	4,271	(31,275)
Financing activities	104,410	42,107
Effect of exchange rates on cash	(189)	42
Increase (decrease) in cash and cash equivalents	$57,560	$(33,696)

Cash Flows From Operating Activities

Our operating activities from continuing operations used $50.9 million in cash during the first nine months of 2013.  The principal operating cash outflow were $133.8 million in purchases of canola seed and $79.3 million used to acquire and develop real estate and residential lots and housing. Other operating cash outflows include $64.7 million in overhead and various project expenses and payments of accounts payable of $3.7 million.  Our positive cash inflows were $63.1 million in sales of residential real estate and lots, $139.5 million from sales of canola oil and meal, and $23.7 million from the sale of water assets in Arizona and our farm properties in Idaho.

Our operating activities from continuing operations used $44.6 million in cash in the first nine months of 2012. The principal operating cash outflow was $32.5 million used to acquire and develop residential housing lots. In addition, we used cash of $7.3 million to purchase canola seed inventory. Our other operating cash outflows included group overhead expenses and project expenses.  The principal operating cash inflows were lot and home sales of $28.3 million and canola oil and meal sales of $43.1 million. The operating activities of discontinued operations used cash of $3.5 million.

Cash Flows From Investing Activities

Our investing activities from continuing operations used $4.3 million of cash in the first nine months of 2013.  The primary sources of cash were $20.3 million from the sale of debt and equity securities, and we also received $2.5 million of cash from the release of restricted deposits used for our derivatives trading. We used $16.1 million in cash to purchase additional debt and equity securities.

Our investing activities from continuing operations used $31.3 million of cash in the first nine months of 2012. Proceeds from the sale of our investments provided cash of $9.9 million, and we purchased $8.9 million of new equities. We received proceeds from the maturity and call of debt securities of $831,000. We also spent $31.5 million on plant and equipment, for construction of our canola processing plant.

Cash Flows From Financing Activities

Financing activities from our continuing operations provided $104.4 million of cash during the first nine months of 2013, primarily due to net proceeds of $105.5 million from the initial public offering of UCP Inc. We also received cash of $49.9 million from our debt arrangements, including $28.5 million drawn on our working capital line of credit in our agribusiness operations that was used to purchase canola seed and to fund operating expenses, and $34.5 million in debt used to fund the acquisition and development of our real estate projects. We repaid $51 million of our debt, including $4.5 million of principal paid on our senior secured loan facility, $27.8 million on our working capital line of credit, and $18.7 million repaid when certain real estate properties were sold.

Financing activities from our continuing operations provided $42.1 million of cash in the first nine months of 2012. The majority of this inflow was from the $43.5 million borrowed on the debt facility to pay for construction costs of our canola crushing plant. In addition, we borrowed $7.6 million and repaid $8 million under various arrangements used to finance development costs of our real estate projects.

Our debt consists primarily of the $90.8 million non-recourse senior secured construction loan facility, $45.4 million in mortgage notes on real estate and real estate development, substantially all of which are non-recourse, and our Swiss debt of $17.1 million. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Seasonality
Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. As it typically takes four to six months to construct a new home, we generally deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Due to this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long-term, although it may be affected by volatility in the homebuilding industry. We currently expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the housing markets and homebuilding industry return to a more normal operating environment.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

At September 30, 2013, we had $6.5 million of debt securities, $234,000 of which were denominated in foreign currencies, (primarily New Zealand dollars), and $41.6 million of marketable equity securities, $23.2 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For debt securities, we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security.  At September 30, 2013, the model calculated a loss in fair value of $158,000.  For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity.  For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $8.3 million that would reduce the unrealized appreciation in shareholders’ equity.  The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss of $1.2 million that would impact the foreign currency translation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:  Legal Proceedings

See Note 9 in Notes to Condensed Consolidated Financial Statements for a discussion of material updates to previously reported legal proceedings, which information is incorporated by reference into this Item 1.

Item 1A:  Risk Factors

As noted in the Company's Quarterly Report on Form 10-Q for period ending September 30, 2013, during the first quarter of 2013, we completed a financing in our 73% owned affiliate company, Spigit, Inc. (“Spigit”) which resulted in Spigit becoming a consolidated subsidiary of the Company. However, during the three months ended September 30, 2013, Spigit merged with another private software company, Mindjet Inc. (“Mindjet”) which resulted in, among other things, a loss of our controlling financial interest in Spigit. Accordingly, the Company deconsolidated Spigit from its consolidated financial statements during the three months ended September 30, 2013. Consequently, Spigit's financial results are included only in the accompanying consolidated statements of operations from January 31 to September 10, 2013.

As a result of the deconsolidation of Spigit, the previously reported risk factors describing the material risks to our results of operations, cash flows, financial condition and the trading of our common stock as a result of the consolidation of Spigit have been removed from this disclosure.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO (1)
3(ii)	Amended and Restated By-laws of PICO (2)
10.1	Seventh Amendment to Credit Agreement dated September 17, 2013, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2009.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	November 12, 2013	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Authorized Signatory)