Form 10-K
period 2013-12-31
PICO HOLDINGS INC /NEW
filed 2014-03-17
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act).  Yes ☐ No ☒

At June 30, 2013, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2013) was $420.7 million, which excludes shares of common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s common stock outstanding at June 30, 2013.  This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.

On March 14, 2014, the registrant had 22,747,365 shares of common stock, $.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ANNUAL REPORT ON FORM 10-K

PART I

Note About “Forward-Looking Statements”

This Annual Report on Form 10-K (including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) contains “forward-looking statements,” as defined in the Private Securities Litigation Reform Act of 1995, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters.  Words such as “may”, “will”, “could”, “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates”, and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report on Form 10-K.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions and are not guarantees of future performance.  Consequently, forward-looking statements are inherently subject to risk and uncertainties, and the actual results and outcomes could differ materially from future results and outcomes expressed or implied by such forward-looking statements.  Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under Part I, Item 1A “Risk Factors”, as well as those discussed elsewhere in this Annual Report on Form 10-K and in other filings we may make from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this report.  Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statements, whether as a result of new information, subsequent events, or otherwise, in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, unless otherwise required by law.  Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K, and the other filings we may make from time to time with the SEC after the date of this report, which attempt to advise interested parties of the risks and uncertainties that may affect our business, financial condition, results of operations, and prospects.

ITEM 1. BUSINESS

Introduction

PICO Holdings, Inc. is a diversified holding company that was incorporated in 1981.  In this Annual Report, PICO and its subsidiaries are collectively referred to as “PICO”, “the Company”, or by words such as “we”, “us”, and “our”.  We seek to build and operate businesses where we believe significant value can be created from the development of unique assets, and to acquire businesses which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value.

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

As of December 31, 2013 our business is comprised of four operating segments:

•	Water Resource and Water Storage Operations;

•	Real Estate Operations;

•	Agribusiness Operations; and

•	Corporate

As of December 31, 2013, our major consolidated subsidiaries are (wholly-owned unless otherwise noted):

•
Vidler Water Company, Inc. (“Vidler”) acquires and develops water resources and water storage assets in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico;

•
UCP, Inc. (“UCP”), a 57.7% owned subsidiary, acquires and develops partially-developed and finished residential housing lots in selected markets in California and Washington, and, through its subsidiary, Benchmark Communities, LLC (”Benchmark”) constructs and sells homes on certain of these residential lots. UCP is a public company whose Class A shares are traded on the New York Stock Exchange under the symbol “UCP”; and

•
PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”). Northstar is an 88% owned subsidiary which operates a canola seed crushing facility near Hallock, Minnesota to produce canola oil and meal. The plant commenced full-scale production in the third quarter of 2012.

The address of our main office is 7979 Ivanhoe Avenue, Suite 300, La Jolla, California 92037, and our telephone number is (888) 389-3222.

Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports, are made available free of charge on our web site (www.picoholdings.com) as soon as reasonably practicable after the reports are electronically filed or furnished with the SEC.  Our website also contains other material about PICO.  Information on our website is not incorporated by reference into this Form 10-K.

Operating Segments and Major Subsidiary Companies

The following is a description of our operating segments and major subsidiaries.  Unless otherwise noted, we own 100% of each subsidiary.  The following discussion of our segments should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. See Note 14, “Segment Reporting,” in the accompanying consolidated financial statements for financial information for each of our operating segments and geographic areas in which we derive revenue. Additional information regarding the performance of and recent developments in our operating segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Water Resource and Water Storage Operations

Our water resource and water storage operations are conducted through Vidler Water Company, Inc. and its subsidiaries, which we refer to collectively as Vidler.

Vidler is a private company in the water resource development business primarily focused on acquiring and developing water rights in the southwestern United States.  We develop new sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, acquiring unappropriated (previously unused) water, or discovering new water sources based on science and targeted exploration.  We also develop and operate water storage facilities and utilize facilities owned and operated by third parties. We are not a water utility, and do not currently intend to enter into regulated utility activities.

A water right is the legal right to divert water and put it to beneficial use.  Water rights are real property rights which can be bought and sold.  The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be moved from one location to another.  We seek to acquire water rights at prices consistent with their current use, which, typically, is an agricultural use, with the expectation of an increase in value if the water right can be converted through the development process to a higher use, such as municipal and industrial use.  We acquire and develop water resources with the expectation that these water resources will be the most competitive source of water (the most economical source of water supply) to support new growth in municipalities or new commercial and industrial projects.

Certain areas of the Southwest experiencing long-term growth have insufficient known supplies of water to support their future economic and population growth. The inefficient allocation of available water between agricultural users and municipal or industrial users, the lack of available known water supplies in a particular location, or inadequate infrastructure to fully utilize or store existing and new water supplies provide opportunities for us to apply our water resource development expertise.

We entered the water resource development business through the acquisition of Vidler Tunnel Water Company in 1995.  At the time, Vidler owned a limited quantity of water rights and related assets in Colorado.  Since then, we have acquired or developed additional water rights and water related assets in Arizona, California, Idaho, Nevada, and New Mexico. We have also developed and operate our own water storage facility near Phoenix, Arizona, utilize water storage capacity operated by third parties in Arizona and bank water with municipalities in Nevada and New Mexico.

We have also entered into “teaming” and joint development arrangements with third parties who have water assets but lack the capital or expertise to commercially develop these assets.  The first of these arrangements was a water delivery teaming agreement in southern Nevada with Lincoln County Water District (“Lincoln/Vidler”), which is developing water resources in Lincoln County, Nevada.  In northern Nevada, we have also entered into a joint development agreement with Carson City and Lyon County, Nevada to develop and provide water resources in Lyon County as well as a water banking agreement with Washoe County (Reno), Nevada.

We generate revenues by:

•
selling our developed water rights to project developers including real estate developers, power generating facilities or other commercial and industrial users who must secure rights to an assured supply of water in order to receive permits for their development projects;

•	selling our developed water rights to water utilities, municipalities and other government agencies for their specific needs, including to support population growth;

•
selling our stored water to commercial developers or municipalities that have either exhausted their existing water supplies, or, in instances where our water represents the most economical source of water, for their commercial projects or communities; and

•	leasing our water, farmland or ranch land while further developing the water resource.

The following table summarizes our water rights and water storage assets at December 31, 2013. As identified in the table, water rights are commonly measured in acre-feet which is a measure of the volume of water required to cover an area of one acre to a depth of one foot and is equal to 325,850 gallons.

Name and location of asset	Brief Description	Present commercial use
Arizona:
Harquahala Valley Ground Water Basin
Water rights of 6,814 acre-feet, of which 774 acre-feet is transferable and 6,040 acre-feet can be used for the development of Vidler property within Harquahala Valley. Also includes 2,185 acres of land.

Located 70 miles west of Phoenix.
Generates lease income from farming.
Vidler Arizona Recharge Facility
Vidler constructed and permitted an underground water storage facility with permitted storage capacity exceeding 1 million acre-feet of water. Over the years Vidler has purchased and stored Colorado River water from the Central Arizona Project and has 250,683 acre-feet of water stored at this facility.

Also located 70 miles west of Phoenix.
Stored water is available to support development through sale, lease or partnering arrangements.
Phoenix AMA Water Storage
Vidler utilizes water storage capabilities operated by the Central Arizona Project and the Roosevelt Water Conservation District. Vidler has a total of 157,238 acre-feet of water stored at five different sites.

Water is stored in the Phoenix Metro Active Management Area.
Stored water is available to support development through sale, lease or partnering arrangements.

Nevada:
Fish Springs Ranch, LLC (51% Interest)
7,544 acres of ranch land, 12,984 acre-feet of permitted water rights, 7,984 acre-feet of which are transferable to other areas within Washoe County. Vidler constructed a 35 mile pipeline to deliver this water to the north valleys of Reno. Vidler owns the exclusive right to the capacity of the pipeline.

Located 40 miles north of Reno.
Generating lease income from cattle grazing. Water rights are available to support development through sale, lease, or partnering arrangements.
Lincoln County water delivery teaming agreement	There are currently three major projects under this teaming agreement and are described below. Lincoln County is approximately 75 miles north of Las Vegas and adjacent to Clark County.
Tule Desert
Lincoln/Vidler were jointly awarded 7,240 acre-feet of permitted water rights in the Tule Desert Groundwater Basin in Lincoln County. 2,900 acre-feet of water rights are available for sale and 4,340 acre-feet is the subject of staged pumping and development over the next several years.

Located in Lincoln County.

Kane Springs	Vidler owns 500 acre-feet of permitted water rights in the Kane Springs Valley Basin in Lincoln County. Located in Lincoln County.
Vidler entered an option agreement with a developer in December 2011 and sold 98 acre-feet to that developer in 2012. An option agreement with the same developer on the remaining 500 acre-feet expires in September 2017.

Dry Lake
Vidler owns 795 acres of agricultural and ranch land in Dry Lake Valley. Lincoln/Vidler own the 1,009 acre-feet of permitted agricultural water rights associated with the land.

Located in Lincoln County.
Generates lease income from cattle grazing.
Muddy River	267 acre-feet of water rights. Located 35 miles east of Las Vegas.	Currently leased to Southern Nevada Water Authority.
Dodge Flat	1,428 acre-feet of permitted municipal and industrial use water rights, and 1,068 acres of land. Located in Washoe County, east of Reno.	Available for sale, lease or other partnering arrangements.

Carson/Lyon
1,262 acre-feet of municipal and industrial use water rights and approximately 3,500 acre-feet of Carson River agricultural use water rights as well as options for approximately 1,652 acre-feet of Carson River agricultural use water rights. Collectively this totals the equivalent of over 4,000 acre-feet of municipal and industrial use water rights. Also 950 acres of ranch land which is approved for residential development and an additional six acres of land parceled into four fully developed lots.

Located in Carson City, Lyon County and Douglas County.
Generates lease income from cattle grazing.

Colorado:
	Approximately 167 acre-feet of water rights. Located in Summit County (the Colorado Rockies), near Breckenridge.	65 acre-feet of water leased. 102 acre-feet are available for sale or lease.
New Mexico:
Campbell Ranch
Application for a new appropriation of 717 acre-feet of ground water. Vidler is in partnership with the land owner. The water rights, if approved by the state, would be used for a new residential and commercial development.

Located 25 miles east of Albuquerque.
In the water rights application process.
Lower Rio Grande Basin	1,050 acre-feet of agricultural water rights. Located in Dona Ana and Sierra Counties.	Water is available for sale, lease or other partnering opportunities.

Real Estate Operations

Our real estate operations are primarily conducted through UCP, our homebuilder and land developer with land acquisition and entitlement expertise in California and Washington State.

We formed UCP, LLC, the predecessor company to UCP, in 2007 with the objective of acquiring attractive and well-located finished and partially-developed residential lots, primarily in select California and Washington markets.  In 2010, UCP, LLC formed Benchmark to design, construct and sell high quality single-family homes on certain of the lots owned by UCP, LLC.

Since 2008, and throughout the recent residential real estate downturn, we have been a significant acquirer of real estate for residential development and construction in our markets. We actively source land acquisition opportunities from a variety of parties, including land owners, land brokers, lenders, and other land development and real estate companies. When we have elected to sell residential lots to third parties, our primary customers have been public and private homebuilders.

In May 2013, we formed UCP to become the sole managing member of UCP, LLC. In July 2013, UCP completed an initial public offering of its common stock, raising net proceeds of $105.5 million by selling 7,750,000 shares of its Class A common stock at $15 per share to outside investors. UCP, Inc.’s Class A shares began trading on the New York Stock Exchange on July 18, 2013 under the symbol “UCP.”  As a result of the public offering, our voting and economic interest in UCP decreased to 57.7% and, as such, from July 2013, we have recorded our interest in UCP as a 57.7% owned subsidiary.

In California, we primarily operate in the Central Valley area (Fresno and Madera counties), the Monterey Bay area (Monterey County), the South San Francisco Bay area (Santa Clara and San Benito counties) and in Los Angeles area (Ventura and Kern counties). In Washington State, we operate in the Puget Sound area (King, Snohomish, Thurston, and Kitsap counties). We believe that these areas have attractive residential real estate investment characteristics, such as favorable long-term population demographics, a demand for single-family housing that often exceeds available supply, large and growing employment bases, and high home affordability levels. We continue to experience significant homebuilding and land development opportunities in our current markets and are evaluating potential expansion opportunities in other markets that we believe have attractive long-term investment characteristics.

As of December 31, 2013, we owned or controlled 5,543 lots, and which we believe will support our business strategy for a multi-year period. While we expect to opportunistically sell residential lots to third-party homebuilders when we believe that will maximize our returns or lower our risk, we expect that homebuilding and home sales will constitute the primary source of revenue growth.

Our geographic expansion strategy targets markets with favorable housing demand fundamentals, including, in particular, long-term population and employment growth. Attributes that make submarkets attractive to us include constrained lot supply, high-ranking schools, affordability, and proximity to transportation corridors and retail centers, among other factors. We avoid submarkets that are challenged by impediments such as excessive residential foreclosure, excessive lot supply, and unusually high unemployment. Additionally, we may evaluate the acquisition of other homebuilders or land developers when we believe we can generate operational efficiencies or enter into new markets that may offer attractive fundamentals.

The homebuilding industry generally exhibits seasonality. We have historically experienced, and in the future expect to continue to experience, variability in our operating results and capital needs on a quarterly basis. Although we enter into home sales contracts throughout the year, a significant portion of our sales activity takes place during the spring and summer, with the corresponding closings taking place during the fall and winter. Additionally, our capital needs are typically greater during the spring and summer when we are building homes for delivery later in the year. Accordingly, our revenue may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. As a result of seasonal variation, our quarterly results of operations and financial position at the end of a particular quarter are not necessarily representative of the results we expect at year end. We currently expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the housing markets and homebuilding industry return to a more normal operating environment.

The homebuilding and land development industry is highly competitive. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, financing, desirable land parcels, raw materials, and skilled management and labor resources. We and our land development customers also compete with sales of existing homes and, to a lesser extent, with the rental housing market. Our homes compete on the basis of design, quality, price, and location. In addition to home sales, we sell lots to third-party homebuilders. We compete for land buyers with other land owners. Our land holdings compete on the basis of quality, market positioning, location, and price. The homebuilding and land development industry has historically been subject to significant volatility. We may be at a competitive disadvantage with regard to certain of our national competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market. We strive to maintain a well-capitalized balance sheet to protect against certain market volatility.

We compete directly with a number of large national homebuilders such as D.R. Horton, Inc., Hovnanian Enterprises, Inc., and Lennar Corporation who are larger than we are and have greater financial and operational resources than we do. This may give our competitors an advantage in marking their products, securing materials and labor at lower prices, and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business as we have planned.

Agribusiness Operations

In December 2010, we completed a business combination and funded $60 million of equity for an 88% interest in a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”). Northstar’s business is to operate a canola seed crushing plant near Hallock, Minnesota.  As of December 31, 2013, we have also funded an additional $32.5 million to Northstar in the form of 10% preferred capital.

During 2011 Northstar completed a $100 million debt financing comprising an $89.5 million senior secured term loan to fund the completion of the construction of the canola seed processing plant and a $10.5 million senior secured revolving credit facility to fund working capital upon project completion. During 2012 the revolving credit facility was increased to $27 million.

We successfully completed construction of our canola crushing plant and started full-scale production of canola oil and meal during the third quarter of 2012. The plant had an initial crushing capacity of 1,000 tons per day.  In 2013, we received notification from the Minnesota Pollution Control Agency that our Air Emission permit had been reissued in response to our permit renewal application submitted in May of 2012. The reissued permit allows us to crush up to 2,000 U.S. tons per day of canola seed in our plant on a 365 day rolling average basis, subject to maintaining compliance with the specific air emission limits, reporting standards, and modification protocols included in the permit, as well as state and federal law. The reissued permit relieved the former permit’s capacity limitation of 1,000 U.S. tons per day as of its reissue date of July 23, 2013. Based on our operating experience with the plant as it is currently configured, we believe further capacity expansion is feasible; however, any significant improvement will likely require additional capital investment.

Our plant achieved a new daily production record of 1,403 U.S. tons per day in early September 2013, and, as currently configured, we believe the plant is capable of crushing in excess of 1,200 U.S. tons per day on a sustained basis.

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

We face significant competition and we have numerous competitors, some of which are larger and have greater financial resources than we have. The products we sell are global commodities, which are affected by global supply and demand pressures.  The markets for our products are highly price competitive and sensitive to product substitution. Competition is principally based on price, quality, and geographic location. In addition, to compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, as well as developing and maintaining customer relationships. Competition could cause us to lose market share or reduce pricing, either of which could have an adverse effect on our business and profitability. Competition is based on a number of factors, including price, canola seed procurement, product quality, composition and nutritional value and advertising and promotion. Our principal competitors in the canola oil products business include Archer Daniels Midland Co., Cargill Incorporated, Richardson International Limited, Louis Dreyfus Commodities Group, and Bunge Limited. To compete effectively, we focus on cost effective canola procurement, highly efficient canola processing and oil refining, exceptional product quality and food safety, while marketing our products through our strategic relationship with Purina Animal Nutrition, LLC, (“Purina,” formerly Land O Lakes Purina Feed, LLC).  Competition could increase our costs to purchase canola seed, lower selling prices of our products, or reduce our market share, which may result in lower and more inefficient operating rates and reduced gross profit.

Corporate

Our corporate segment consists of cash, fixed-income securities, equity securities (both domestic and foreign), a 28.8% voting interest in our unconsolidated affiliate Mindjet Inc. (“Mindjet”), a privately held company that sells innovation and project management software, a wholly owned subsidiary, Mendell Energy, LLC (“Mendell”), our recently formed oil and gas venture which owns and operates oil and gas leases in the Wattenberg Field in Colorado, and other parent company assets and liabilities. The corporate segment also contains the deferred compensation investment assets held in trust for the benefit of several PICO officers and non-employee directors, as well as the corresponding and offsetting deferred compensation liabilities. From time to time, we make investments in small businesses, typically venture capital-type situations, which are also reported in this segment until they meet the requirements for separate segment reporting.

Employees

At December 31, 2013, PICO had 189 employees.

Executive Officers

The executive officers of PICO are:

Name	Age	Position
John R. Hart	54	President, Chief Executive Officer and Director
Maxim C. W. Webb	52	Executive Vice President, Chief Financial Officer and Treasurer
John T. Perri	44	Vice President and Chief Accounting Officer
James F. Mosier	66	General Counsel and Secretary
W. Raymond Webb	52	Vice President, Investments

Mr. Hart has served as President and Chief Executive Officer and as a member of our board of directors since 1996.  Mr. Hart also serves as an officer and/or director of our most significant subsidiaries: Vidler Water Company, Inc. (director since 1995, chairman since 1997 and chief executive officer since 1998); PICO European Holdings, LLC (sole director since 2008), UCP, Inc. (since May 2013), UCP, LLC and its direct subsidiaries (since 2007), and PICO Northstar Management, LLC and its subsidiaries (since 2010).  From 1997 to 2006, Mr. Hart was a director of HyperFeed Technologies, Inc., an 80% owned subsidiary which was dissolved in 2009 following bankruptcy proceedings, where he served as chairman of the nominating committee and as a member of the compensation committee.

Mr. Webb has served as Chief Financial Officer and Treasurer of PICO since May 2001, and as Executive Vice President since 2008.  Mr. Webb served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996.  Mr. Webb became an officer of Global Equity Corporation in November 1997 and Vice President, Investments of PICO in November 1998.  Mr. Webb serves as a director of UCP, Inc. (since May 2013) UCP, LLC and its direct subsidiaries (since 2007), and PICO Northstar Management, LLC and its subsidiaries (since January 2011) and as an officer of Vidler Water Company, Inc. (since 2001).

Mr. Perri has served as Vice President and Chief Accounting Officer since 2010.  He has served in various capacities since joining our company in 1998, including Financial Reporting Manager, Corporate Controller and Vice President, Controller from 2003 to 2010.

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

Specifically, high national or regional unemployment may arrest or delay any significant recovery of the residential real estate markets in which we operate, which could adversely affect the demand for our real estate and water assets. Any prolonged lack of demand for our real estate and water assets could have a significant adverse effect on our revenues, results of operations, and cash flows. Poor economic conditions could also lead to a decrease in consumer demand for canola oil products and / or a decline in canola seed crushing margins which could have a material adverse effect on our future cash flows, results of operations and financial condition.

Our future revenue is uncertain and depends on a number of factors that may make our revenue, profitability and cash flows volatile.

Our future revenue and profitability related to our water resource and water storage operations will primarily be dependent on our ability to acquire, develop and sell or lease water assets. In light of the fact that our water resource and water storage operations represent a large percentage of our overall business at present, our long-term profitability will be affected by various factors, including the availability and timing of water resource acquisitions, regulatory approvals and permits associated with such acquisitions, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resource and water storage development projects. Moreover, our profitability is significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic and technological factors as well as the relative strength of the residential, commercial, financial, and industrial real estate markets. Additionally, to the extent that we possess junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders. The factors described above are not within our control.

Our future revenue and the growth of our land development and homebuilding activities depends, in part, upon our ability to successfully identify and acquire attractive land parcels for development of single-family homes at reasonable prices. Our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land prices at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow our land development and homebuilding business could be significantly limited, and our land development and homebuilding revenue and gross margin could remain static or decline.

Our canola seed crushing facility only commenced full scale operations in the third quarter of 2012 and therefore has, to date, a limited operating history. Our canola crushing plant’s future revenue and ability to operate profitably and to generate positive cash flows is primarily dependent on future market prices and conditions for canola seed, canola oil and canola meal as well as operating at or near maximum crushing capacity.

The operation of a canola crushing plant involves many risks which include: poor operating margins due to high commodity prices for canola seed; not obtaining and maintaining adequate canola seed supplies; cost overruns in excess of budgeted operational costs; an inability to maintain the crushing facility at efficient operating levels sufficient to generate positive cash flows including, but not limited to, factors such as inadequate supplies of canola seed, logistical issues in transporting seed to the plant and delivering canola and meal to customers, and breakdowns in the plant itself that will require repairs; and not maintaining and managing product price-risk efficiently. Critically, we will need to sell the plant’s products (canola oil and meal) at market prices that are sufficient to generate adequate cash flows to service the debt financing used to partly fund the construction of the facility and to provide working capital for our operations. Additionally, we must be able to sell the plant’s products at prices that will allow us to generate an adequate and appropriate rate of return on our equity investment. Our canola crushing operations has a limited operating history as of December 31, 2013 and to date has not generated annual operating income or positive cash flows.

One or more of the above factors in one or more of our operating segments could impact our revenue and profitability, negatively affect our financial condition and cash flows, and cause our results of operations to be volatile.

A downturn in the recent improvement that the homebuilding and land development industry has experienced would materially adversely affect our business and results of operations.

The homebuilding industry experienced a significant and sustained downturn in recent years having been impacted by factors that include, but are not limited to, weak general economic and employment growth, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home and tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern U.S. markets where our real estate and water assets are located, including the states of Nevada, Arizona, California, Colorado, and New Mexico. However, in 2012, we noted a significant improvement in the housing market which led to increased levels of real estate development activity. The continuation of the recent improvement in residential and commercial real estate development process and activity is essential for our ability to generate operating income in our water resource and water storage, and land development and homebuilding businesses. We are unable to predict whether and to what extent this recovery will continue or its timing. Any future slow-down in real estate and homebuilding activity could adversely impact various development projects within the markets in which our real estate and water assets are located and this could materially affect our ability to monetize these assets. Declines and weak conditions in the U.S. housing market have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses in prior years and could do so in the future.

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

Both the demand and fair value of our real estate and water assets are significantly affected by the growth in population and the general state of the local economies, which are affected by factors such as the local level of employment and the availability of financing and interest rates, where (1) our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in Colorado and New Mexico and (2) our land development and homebuilding assets are located, primarily in California and to a lesser extent, Washington. The unemployment rate in these states, as well as issues related to the credit markets, may prolong a slowdown of the local economies where our real estate and water assets are located. This could materially and adversely affect the demand for and the fair value of our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment in these assets.

The fair values of our real estate and water assets may decrease which could adversely affect our results of operations by impairments and write-downs.

The fair value of our water resource and water storage assets and our land and homebuilding assets depends on market conditions. We acquire water resources and land for expansion into new markets and for replacement of inventory and expansion within our current markets. The valuation of real estate and water assets is inherently subjective and based on the individual characteristics of each asset. Factors such as changes in regulatory requirements and applicable laws, political conditions, the condition of financial markets, local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations to uncertainties. In addition, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If population growth and, as a result, water and/or housing demand in our markets fails to meet our expectations when we acquired our real estate and water assets, our profitability may be adversely affected and we may not be able to recover our costs when we sell our real estate and water assets. We regularly review the value of our real estate and water assets. These reviews resulted in significant impairments to our water resource assets and /or land development assets. Such impairments have adversely affected our results of operations and our financial condition in those years.

If future market conditions adversely impact the anticipated timing of and amount of sales of our real estate and water assets we may be required to record further significant impairments to the carrying value of our real estate and water assets which would adversely affect our results of operations and our financial condition.

Our water resource and water storage operations are concentrated in a limited number of assets, making our growth and profitability vulnerable to conditions and fluctuations in a limited number of local economies.

In the future, we anticipate that a significant amount of our water resource and water storage segment revenue, results of operations and cash flows will come from a limited number of assets, which primarily consist of our water resources in Nevada and Arizona and our water storage operations in Arizona. Water resources in this region are scarce and we may not be successful in continuing to acquire and develop additional water assets. If we are unable to develop additional water assets, our revenues will be derived from a limited number of assets, primarily located in Arizona and Nevada. Our two most significant assets are our water storage operations in Arizona and our water resources to serve the northern valleys of Reno, Nevada. As a result of this concentration, our invested capital and results of operations will be vulnerable to the conditions and fluctuations in these local economies and potentially to changes in local government regulations.

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

We have constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of December 31, 2013, the total cost of the pipeline project, including our water credits, (net of impairment charges incurred to date) carried on our balance sheet is approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

The operation of our canola seed crushing facility may not generate sufficient cash flow to repay the debt that is secured on the facility.

Our canola crushing operations has a limited operating history as of December 31, 2013 and to date has not generated annual operating income or positive cash flows. As a result, the facility may be unable to fund principal and interest payments under its debt service obligations or may continue to operate at a loss. In certain situations, if the facility performs below certain operating levels leading to inadequate or negative cash flows, certain covenants in the agreements governing the facility’s debt financing may be breached, rendering all of the facility’s debt immediately due and payable. As a result, we may be forced to provide additional capital to our canola seed crushing operation to cure any breach of certain debt covenants which could lead to a material adverse effect on our financial condition and cash flows. As of December 31, 2013 we have invested a further $32.5 million to fund the operating losses to date of our canola seed crushing facility and to ensure certain debt covenants were not breached. If we are unable to cure any breach of certain debt covenants, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to procure sufficient quantities of canola seed to efficiently operate our proposed canola seed crushing facility due to adverse weather conditions and/or logistical constraints.

The supply and price of canola seed may be subject to extreme volatility due to adverse weather conditions and/or logistical constraints. If the supply of canola seed becomes limited due to significantly reduced harvests or transportation is unavailable to bring canola seed to our plant at desired times and acceptable prices, we may not be able to procure sufficient quantities of canola seed to achieve optimal crushing capacity at our facility. Significantly reduced crushing operations from our current capacity of approximately 1,200 tons per day would lead to significantly reduced revenue, and may result in further losses and negative cash flows from operations and may cause us to breach our debt covenants. As a result, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to successfully penetrate the canola oil and meal markets.

The canola processing business is highly competitive and other companies presently in the market, some of which are larger and have greater financial resources than we have, or companies that could enter the market, could adversely affect profit margins for the products we sell. In addition, prices for canola seed, canola oil and canola meal are often volatile and may be affected by factors beyond our control such as global inventory levels, farmer planting decisions, weather and canola crop conditions, demand for and supply of competing products for canola oil and meal and demand for biofuels. While we have agreements in place with an end user of both canola oil and meal for 100% of the products we produce from our facility, we compete with other canola seed processors who may be capable of producing significantly greater quantities of canola products than us, and who may achieve higher operating efficiencies and lower costs due to their scale as well as have greater financial resources than we have to endure any prolonged adverse conditions.

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

In addition, a major component of our risk management program is the maintenance of a comprehensive insurance program. Our business interruption insurance or other insurance policies may not cover all losses arising from natural disasters or other events that would impair or terminate our ability to process canola seed into revenue generating products.

Climate change, or legal, regulatory, or market measures to address climate change, may negatively affect our business and operations.

Due to climate change, we may be subject to decreased availability or less favorable pricing for the canola seed we use to produce canola oil and meal. In addition, natural disasters and extreme weather conditions may disrupt the productivity of our facilities or the operation of our supply chain. The increasing concern over climate change also may result in more regional, federal, and/or global legal and regulatory requirements. In the event that such regulation is enacted, we may experience significant increases in our costs of operation and delivery.

In particular, increasing regulation of fuel emissions could substantially increase the distribution and supply chain costs associated with our products. As a result, climate change could negatively affect our business and operations.

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

We use leverage to finance a portion of the cost to acquire our land development assets and to construct homes.

We currently use, and expect to continue to use, debt to finance a portion of the cost of constructing our homes and acquiring and developing our lots. Such indebtedness is primarily comprised of project-level secured acquisition, development and construction loans, with recourse limited to the securing collateral.

Incurring debt could subject us to many risks that, if realized, would adversely affect us, including the risk that:

•
our cash flow from our land development and homebuilding operations may be insufficient to make required payments of principal of and interest on the debt which is likely to result in acceleration of the maturity of such debt;

•	our debt may increase our vulnerability to adverse economic and industry conditions with no assurance that investment yields will increase with higher financing cost;

•
we may be required to dedicate a portion of our cash flow from our land development and homebuilding operations to payments on our debt, thereby reducing funds available for the operations and capital expenditures; and

•	the terms of any refinancing may not be as favorable as the terms of the debt being refinanced.

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings which could dilute our interest in our land development and homebuilding business. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our land development and housing assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Defaults under our debt agreements used to finance a portion of the cost of constructing homes and acquiring and developing lots could have a material adverse effect on our land development and homebuilding business, prospects, liquidity, financial condition and results of operations.

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

We rely on subcontractors to perform the actual construction of horizontal infrastructure (in the cases where we are completing the development of entitled lots to finished lots) and of the homes we are building on certain of our finished lots. In certain cases, we will also rely on the subcontractor to select and obtain raw materials. Our subcontractors may fail to meet either our quality control or be unable to build and complete the horizontal infrastructure or homes in the expected timetable due to subcontractor related issues such as being unable to obtain sufficient materials or skilled labor, or due to external factors such as delays arising from severe weather conditions.

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

We may suffer uninsured losses or suffer material losses in excess of insurance limits.

We could suffer physical damage to any of our assets at one or more of our different businesses and liabilities resulting in losses that may not be fully recoverable by insurance. In addition, certain types of risks, such as personal injury claims, may be, or may become in the future, either uninsurable or not economically insurable, or may not be currently or in the future covered by our insurance policies or otherwise be subject to significant deductibles or limits. Should an uninsured loss or a loss in excess of insured limits occur or be subject to deductibles, we could sustain financial loss or lose capital invested in the affected asset(s) as well as anticipated future income from that asset. In addition, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles.

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

Our sale of water assets may be subject to environmental regulations which would impact our revenues, profitability, and cash flows.

The quality of the water assets we lease or sell may be subject to regulation by the United States Environmental Protection Agency acting pursuant to the United States Safe Drinking Water Act. While environmental regulations do not directly affect us, the regulations regarding the quality of water distributed affects our intended customers and may, therefore, depending on the quality of our water, impact the price and terms upon which we may in the future sell our water assets. If we need to reduce the price of our water assets in order to make a sale to our intended customers, our balance sheet, results of operations and financial condition could suffer.

Our water asset sales may meet with political opposition in certain locations, thereby limiting our growth in these areas.

The water assets we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws concerning water rights in the states of Arizona, California, Nevada, Colorado and New Mexico. Our sale of water assets is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits. Additionally, the transfer of water resources from one use to another may affect the economic base or impact other issues of a community including development, and will, in some instances, be met with local opposition including Native American tribes. Moreover, municipalities who will likely regulate the use of any water we might sell to them in order to manage growth, could create additional requirements that we must satisfy to sell and convey water assets.

If we are unable to effectively transfer, sell and convey water resources, our ability to monetize these assets will suffer and our revenues and financial condition would decline.

If we do not successfully identify, select and manage acquisitions and investments, or if our acquisitions or investments otherwise fail or decline in value, our financial condition could suffer.

We acquire and invest in businesses and assets that we believe are undervalued or that will benefit from additional capital, restructuring of operations, strategic initiatives, or improved competitiveness through operational efficiencies. If an acquired business, investment or asset fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations and cash flows. Additionally, we may not be able to find sufficient opportunities to make our business strategy successful. If we fail to successfully identify, select and manage acquisition and investment opportunities, our business, financial condition, results of operations and cash flows could be materially affected. Such business failures, declines in fair values, and/or failure to successfully identify, select and manage acquisitions or investments, could result in a negative return on equity. We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and equity.

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

We operate in a variety of industries and market sectors, all of which are very competitive and susceptible to economic downturns and would be adversely affected by a recession. We also look for opportunities in industries and market sectors in which we do not have any operating history. For example, in 2010, we completed a business combination for a canola seed crushing operation, an agribusiness in which we had no previous operating experience. A worsening of general economic or market conditions may require us to devote more of our management resources to newly acquired companies and may result in lower valuations for our businesses or investments or have a negative impact on the credit quality of our assets.

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

We may experience difficulty in raising necessary capital in view of the recent volatility in the capital markets and increases in the cost of finance. Increasingly stringent rating standards could make it more difficult for us to obtain financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. The additional financing we may need may not be available to us, or on favorable terms. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations, take advantage of unanticipated opportunities, respond to competitive pressures or otherwise execute our strategic plan would be significantly limited. In any such case, our business, operating results or financial condition could be materially adversely affected.

Our ability to utilize net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2013, we had federal and state net operating loss carryforwards of approximately $97.5 million and $108.2 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

Our acquisitions of and investments in non-U.S. companies subject us to additional market, liquidity, tax and foreign exchange risks which could affect the value of our stock.

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

We attempt to mitigate a portion of this foreign exchange risk by borrowing funds in the same currency to purchase the equities. Significant fluctuations in the non-U.S. currencies in which we hold investments or consummate transactions could negatively impact our financial condition and the results of operations and cash flows. We also may be unable to effectively and efficiently repatriate funds into the U.S. upon monetization of assets, securities, or businesses not located in the U.S., which could have an impact on our liquidity.

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

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from newly acquired or sold operations, one time transactions, and impairment losses. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock. Such fluctuations in the market price of our common stock could affect the value of your investment and your ability to sell your shares. In addition, some investors favor companies that pay dividends, particularly in market downturns. We have never declared or paid any cash dividends on our common stock. We currently intend to retain any future earnings for funding growth and, therefore, we do not currently anticipate paying cash dividends on our common stock.

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

Our business could be negatively impacted by cyber security threats.

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND CASH FLOWS AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORIC FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS AND CASH FLOWS AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

We lease office space in La Jolla, California for our principal executive offices.  Our water resource and water storage operations lease office space in Carson City, Nevada.  Our real estate operations lease office space in San Jose, California, Fresno, California, Gilroy, California, Valencia, California, and Bellevue, Washington.  Our agribusiness operations lease office space in Fargo, North Dakota and own a canola seed processing plant near Hallock, Minnesota.  We continually evaluate our current and future space capacity in relation to our business needs.  We believe that our existing facilities are suitable and adequate to meet our current business requirements, and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

We have significant holdings of real estate and water assets in the southwestern United States.  For a description of our real estate and water assets, see “Item 1 - Operating Segments and Major Subsidiary Companies.”

ITEM 3.  LEGAL PROCEEDINGS

Neither we nor our subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc.:

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the “Derivative Actions”). The Derivative Actions alleged a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote. Following various motions, hearings and related appeals by the parties over several years, on January 28, 2014 each plaintiff voluntarily dismissed his action in its entirety with prejudice. On February 4, 2014, the Court entered orders dismissing both actions in their entirety with prejudice.

Fish Springs Ranch, LLC:

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the year ended 2013.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “PICO.”  The following table sets out the quarterly high and low sales prices for the past two years as reported on the NASDAQ Global Select Market.  These reported prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions.

	2013		2012
	High	Low	High	Low
First Quarter	$22.86	$19.17	$24.85	$19.80
Second Quarter	$24.89	$20.04	$24.49	$21.21
Third Quarter	$23.58	$20.87	$25.22	$21.61
Fourth Quarter	$24.95	$20.62	$23.11	$17.51

On February 21, 2014, the closing sale price of our common stock was $24.80 and there were approximately 468 holders of record.

We have not declared or paid any dividends in the last two years, and we do not expect to pay any dividends in the foreseeable future. Any future determination to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, any applicable contract restrictions, business prospects and other factors our board of directors may deem relevant.

Northstar cannot declare or pay any dividends or distributions (in cash, property or obligations) provided, however, that so long as no event of default has occurred and is continuing, Northstar is in compliance with all material financial covenants, and after giving effect to such distribution, Northstar’s liquidity is not less than $3 million.

Company Stock Performance Graph

This graph compares the total return on an indexed basis of a $100 investment in PICO common stock, the Standard & Poor’s 500 Index, and the Russell 2000 Index.  The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year in that calendar year.

The stock price performance shown on the graph is not necessarily indicative of future price performance.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

10/1/2013 - 10/31/13	-	-
11/1/2013 - 11/30/13	-	-
12/1/2013 - 12/31/13	-	-

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

During the first quarter of the year ended December 31, 2013, the Company acquired a controlling interest in Spigit, a privately held enterprise software developer and as such, the results of Spigit were included in the Company’s consolidated statement of operations and comprehensive income or loss starting on the date of acquisition. On September 10, 2013, Spigit was merged with Mindjet, another privately held enterprise software developer. Consequently, the Company deconsolidated the assets and liabilities of Spigit, and simultaneously recorded its investment in Mindjet at fair value, on the date of the merger. As a result of the deconsolidation of Spigit, the Company’s assets decreased by $24.8 million, and liabilities decreased by $18.9 million. The Company accounts for its investment in the common stock of Mindjet using the equity method of accounting, and therefore will not record any software revenue, expenses or gross profit going forward.

		Year Ended December 31,
	2013	2012	2011	2010	2009
OPERATING RESULTS		(In thousands, except per share data)
Revenues and Other Income:
Sale of real estate and water assets	$116,776	$59,020	$55,679	$4,637	$12,936
Sale of canola oil and meal	184,139	85,255
Sale of software	13,649
Other income	30,265	5,806	9,160	16,909	6,321
Total revenues and other income	$344,829	$150,081	$64,839	$21,546	$19,257

Net loss from continuing operations	$(29,194)	$(28,509)	$(62,101)	$(19,854)	$(19,765)
Net income (loss) from discontinued operations		(3,143)	12,299	5,782	(1,994)
Noncontrolling interest	6,896	2,579	(4,740)	2,900	3,724
Net loss attributable to PICO Holdings, Inc.	$(22,298)	$(29,073)	$(54,542)	$(11,172)	$(18,035)
PER COMMON SHARE BASIC AND DILUTED:
Net loss from continuing operations	$(0.98)	$(1.14)	$(2.95)	$(0.75)	$(0.76)
Net income (loss) from discontinued operations		$(0.14)	$0.54	$0.26	$(0.10)
Net loss	$(0.98)	$(1.28)	$(2.41)	$(0.49)	$(0.86)
Weighted Average Shares Outstanding – basic and diluted	22,742	22,755	22,670	22,653	20,927

	As of December 31,
	2013	2012	2011	2010	2009
FINANCIAL CONDITION	(In thousands, except per share data)
Total assets (2)	$762,552	$667,174	$611,017	$597,345	$587,782
Debt	$136,767	$141,008	$93,431	$45,743	$41,221
Net assets of discontinued operations			$49,224	$71,535	$74,998
Total liabilities (2)	$197,707	$188,678	$150,579	$98,156	$83,084
Total PICO Holdings, Inc. shareholders’ equity	$472,889	$473,225	$501,812	$568,104	$582,643
Book value per share (1)	$20.79	$20.82	$22.10	$25.03	$25.79

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

COMPANY SUMMARY, RECENT DEVELOPMENTS AND FUTURE OUTLOOK

WATER RESOURCE AND WATER STORAGE OPERATIONS

BACKGROUND

The long-term future demand for our water assets is driven by population and economic growth relative to currently available water supplies in the southwestern United States. Specifically, our activities have been focused in the following states: Arizona, California, Colorado, Nevada and New Mexico.

The population growth rate in these states has consistently been higher than the national rate for the past several years.  According to the 2010 U.S. Census, in the decade from 2000 to 2010, the population of Nevada grew by a total of 35.1% (703,000 people), Arizona grew by 24.6% (1.3 million people), Colorado grew by 16.9% (728,000 people), New Mexico grew by 13.2% (240,000 people) and California grew by 10% (3.4 million people).  These state population growth statistics compares to a total national growth rate of 9.7% (27.3 million people) and represents over 24% of the national growth over the same period.

However, the significant housing slow-down, which accelerated in 2008, brought about a depressed economic environment in the U.S. The Southwest, in particular, experienced significantly decreasing rates of population, economic and housing growth in 2008, 2009 and 2010 compared to earlier years in the decade 2000 to 2010.

Over the past three years, the population growth of these states also exceeded the national growth rate on a collective and individual state basis, with the exception of New Mexico. According to the Census Bureau’s estimate of state population changes for the period July 1, 2010 to July 1, 2013, Nevada’s growth rate was 3.2%, Arizona 3.4%, Colorado 4.4%, New Mexico 1% and California 2.7%.  These population growth statistics compare to the national total growth rate of 2.2% over the same period.

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

Under U.S. Generally Accepted Accounting Principles (“GAAP”), certain of our water resource assets, unlike our real estate assets, are considered to be indefinite-lived intangible assets.  GAAP requires that we compare the fair value of indefinite-lived intangible assets to the carrying values of such assets and record an impairment loss if the fair value is less than the carrying value.  The significant slow-down in housing starts and sales in certain of the markets in which we operate has delayed the monetization of some of our water assets. Consequently, we have adjusted our forecast of the timing and volume of water sales from our original projections for the discounted cash flow models for those assets which resulted in recording impairment losses in 2011 and 2013.  However, we believe that the long-term demand for our assets, and their economic value, are substantially underpinned by the region’s long-term population growth trend and the increasing scarcity of sustainable water supplies to support that long-term growth.

The following is a description and summary of our water resource and water storage assets at December 31, 2013.

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

In order to ensure additional water for our 1,926 acres of non-irrigated lands in the Harquahala Valley, during 2011 we submitted the appropriate engineering and hydrological studies to the Arizona Department of Water Resources and was granted an Analysis of Adequate Water Supply for 9,877 acre-feet of groundwater, which includes the prior 3,837 acre-feet awarded under the 1998 Physical Availability Demonstration Study. The Arizona Department of Water Resources’ Director has the ability to approve transportation of at least 3 acre-feet per acre from Harquahala into the Phoenix-Scottsdale metropolitan area if certain criteria as outlined by the Arizona Revised Statutes are met.

We also have the ability to utilize the additional 6,040 acre-feet of water for development of our property located within the Harquahala Basin. The Analysis of Adequate Water Supply for the 6,040 acre-feet must be renewed before December 2021 in order to maintain these rights.

In the second quarter of 2013, we sold 1,021 acres of its land in Harquahala Valley and the associated 3,063 acre-feet of groundwater to two golf courses in Scottsdale for approximately $10 million. As a result of this transaction, we currently own 2,185 acres of land and 6,814 acre-feet of groundwater in Harquahala Valley, of which 774 acre-feet of groundwater is transferable into the Phoenix-Scottsdale metropolitan area.

In addition, the area in and around the Harquahala Valley appears to be a desirable area to site natural gas fired and solar power-generating plants. The site’s proximity to energy transmission lines and the high solarity in the region are strengths of the location.  The water assets we own in this region, could potentially provide a water source for energy plants that might be constructed in this area.

Vidler Arizona Recharge Facility

During 2000, we completed construction at our facility to “bank,” or store, water underground in the Harquahala Valley, and received the necessary permits to operate a full-scale water “recharge” facility.  “Recharge” is the process of placing water into storage underground.  We have the permitted right, through September 2020, to recharge 100,000 acre-feet of water per year at the Vidler Arizona Recharge Facility, and we are permitted to store as much as 1 million acre-feet of water in the aquifer underlying much of the valley.  When needed, the water will be “recovered,” or removed from storage, by ground water wells.

The Vidler Arizona Recharge Facility is our water storage facility where we hold our Colorado River water, which is a primary source of water for the Lower Basin States of Arizona, California, and Nevada.  The water storage facility is strategically located adjacent to the Central Arizona Project (“CAP”) aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson.  The recharged water was from surplus flows of CAP water.  Proximity to the CAP provides a competitive advantage as it minimizes the cost of water conveyance.

We are able to provide storage for users located both within Arizona and out of state (with approvals from the state of Arizona).  Potential users include industrial companies, power-generating companies, developers, and local governmental political subdivisions in Arizona, and out-of-state users such as municipalities and water agencies in Nevada and California.  The Arizona Water Banking Authority (“AWBA”) has the responsibility for intrastate and interstate storage of water for governmental entities. To date, we have not stored water at the facility for any third party.

While Arizona is the only southwestern state with surplus flows of Colorado River water available for storage, in recent years there has been little to no surplus flows available to us as drought conditions have reduced the flow of the Colorado River and other water users have fully utilized their water allocations. As a result, and based on current and anticipated drought conditions, we do not anticipate being able to purchase and store material surplus flows from the Colorado River for the foreseeable future. At the end of 2013, we had “net recharge credits” of approximately 251,000 acre-feet of water in storage at the facility. To date, we have not generated any revenue from selling our stored water at this facility.

Phoenix AMA Water Storage

In 2010, we purchased approximately 126,000 acre-feet of stored water (“net recharge credits”) in the Roosevelt Water Conservation District (“RWCD”).  For the purposes of storing water, the RWCD is part of the Phoenix, Arizona Active Management Area (“AMA”), which corresponds to the Phoenix metropolitan area.  Accordingly, water stored in the AMA may be recovered and used anywhere in the AMA and could have a variety of uses for commercial developments within the Phoenix metropolitan area. During 2011, and 2012 we acquired additional stored water in RWCD and also in five other storage sites in the AMA. All of the storage sites we utilize within the AMA are operated by third parties. As of December 31, 2013, Vidler had approximately 157,000 acre-feet of net recharge credits stored in the AMA.

Nevada

We acquired real estate and water rights in Nevada through the purchase of ranch properties (appropriating existing supplies of water), filing applications for new water rights (appropriating new supplies of water), and entering into teaming arrangements with parties owning water rights which they wish to develop.

Fish Springs Ranch

We own a 51% membership interest in, and are the managing partner of, Fish Springs Ranch, LLC (“Fish Springs”) which owns the Fish Springs Ranch and other properties totaling approximately 7,544 acres in Honey Lake Valley in Washoe County, approximately 40 miles north of Reno, Nevada.

In addition, Fish Springs owns 12,984 acre-feet of permitted water rights related to the properties of which 7,984 acre-feet are designated as Water Credits, transferable to other areas within Washoe County (such as Reno and Sparks) to support community development.  Currently, there is no regulatory approval to export the additional volume of 5,000 acre-feet per year of water from Fish Springs Ranch to support development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

During 2006, we began construction of a pipeline and an electrical substation to provide the power required to pump the water to the north valleys region of Reno.  Construction of the pipeline to convey the water from Fish Springs Ranch to a central storage tank in northern Reno was completed during 2008. In July 2008, the pipeline and associated infrastructure was dedicated to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and Fish Springs.  Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline and Fish Springs has the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the north valley area of Reno.  Water from Fish Springs that has regulatory approval to be imported to the north valleys of Reno (7,984 acre-feet) is available for sale under a Water Banking Agreement entered into between Fish Springs and Washoe County.  Under the Water Banking Agreement, Washoe County holds transferred and dedicated water rights in trust on behalf of Fish Springs, which Fish Springs will then be able to transfer and assign water rights credits.  Fish Springs can sell the water credits to developers, who must then dedicate the water to the local water utility for service.

The Fish Springs Ranch water rights have been identified as an economical, sustainable, and proven new source of supply to support growth in the north valley communities of Washoe County.  According to the Nevada State Demographer, from 2000 to 2009, the population of Washoe County (including Reno/Sparks) increased by almost 23% to approximately 416,000 people.  However, due to recession and other economic conditions, including a high rate of unemployment in Washoe County, the rate of growth slowed considerably and the then issued population growth estimates from the Nevada State Demographer were significantly lower than previous population projections. Specific events occurred in Washoe County during the third quarter of 2011 that caused us to update the discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights. The changes in assumptions relate to the sales price of our water assets and the timing of future estimated sales, both of which are extremely difficult to project. As a result, the fair value of the Fish Springs water asset was estimated at $84.9 million compared to its then carrying value of $101.1 million. Consequently, during the third quarter of 2011, we recorded the $16.2 million difference as an impairment charge to reflect the decrease in the estimated fair value of the asset. For similar reasons, in the second quarter of 2013, we recorded another impairment loss on this asset of $993,000.

In accordance with the Fish Springs partnership agreement, our 49% partner’s proportionate share of all costs related to the pipeline project, including a financing cost of the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points on Vidler’s funding of the pipeline related expenditures to the Fish Springs partnership, will be recouped from the revenue generated from the sale of Fish Springs water credits.

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

The Tule Desert Groundwater Basin water resources are being developed by Lincoln/Vidler to support the Lincoln County Recreation, Conservation and Development Act of 2004 (the “Land Act”) and Vidler’s proposed Toquop Power generation project (as discussed below).  The water permitted under the Settlement Agreement is anticipated to provide sufficient water resources to support the development of the Toquop Power generation project and a portion of Land Act properties.

Lincoln County Power Plant Project

In 2005, we entered into an option agreement to sell our interest in a project to construct a new electricity-generating plant in southern Lincoln County, for $4.8 million.  The option agreement expired in 2012 and, as a result, in 2012 we recorded revenues of $1.3 million in option fees received from the option holder. After the option agreement expired in 2012, we began discussions with a number of potential project developers for the Toquop project. We own 100% of this project, and consequently, it is not part of the Lincoln/Vidler teaming agreement.

In the first quarter of 2013, Lincoln/Vidler entered into a definitive option and purchase agreement for the acquisition by a large project developer of the water rights necessary to operate the planned 1,100 megawatt gas fired power generation project in southern Lincoln County, Nevada. The agreement granted the project developer the right to purchase from Lincoln/Vidler up to 7,240 acre-feet of water rights at $12,000 per acre foot. The option term was through November 30, 2014. However, in February 2014, Lincoln/Vidler and the project developer terminated the agreement as a result of the project developer’s decision not to proceed with the project.

We are continuing our efforts to further develop the Toquop Power Project. This includes ongoing data collection, modeling, finalizing required studies and finalizing required permits for the project. We are also engaging in discussions with potential energy generation partners capable of building a power generation facility in Lincoln County.

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

Under a sales agreement with a developer, as amended, that we entered into in 2009, our share of Lincoln / Vidler’s water rights (747 acre-feet) was due to be sold on an installment basis over the period ending April 2012. During 2010 we recorded the sale of 149 acre-feet for $1.2 million ($8,052 per acre foot). During 2011, the developer defaulted on the agreement and we entered in to a new amended sales agreement for the balance of the water rights not sold (598 acre-feet).

Under this new amended agreement the developer acquired 98 acre-feet of our water rights in the third quarter of 2012 for total proceeds of $864,000 ($8,858 per acre foot) and has an option, which expires in September 2017, on the remaining 500 acre-feet of water rights at a price of $8,858 per acre foot. The developer must pay annual option fees of $60,000 to maintain the rights under the option.

Dry Lake

In December 2008, we purchased approximately 795 acres and the appurtenant federal grazing allotments in Dry Lake Valley, Lincoln County, Nevada.  The real estate, which represents the only private property located in the Dry Lake Valley, was purchased in order to place water right applications owned by Lincoln/Vidler to beneficial use.

In September, 2009, the Nevada State Engineer permitted 1,009 acre-feet of irrigation water rights to Lincoln/Vidler and, as a result, Lincoln/Vidler has drilled wells and installed irrigation systems to place the water to beneficial use.  The property and allotments are currently leased for cattle grazing. In addition, in 2012 we leased water to a contractor constructing the adjacent 500-kilovolt One Nevada Transmission Line.

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

Dodge Flat

We own 1,068 acres of land and 1,428 acre-feet of permitted water rights at Dodge Flat which are available for municipal and industrial purposes in the Fernley region which encompasses parts of Lyon and Washoe Counties, east of Reno.

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

In 2007, we entered into development and improvement agreements with both Carson City and Lyon County to provide water resources for planned future growth in Lyon County and to connect, or “intertie,” the municipal water systems of Carson City and Lyon County. The agreements allow for Carson River water rights owned or controlled by us to be conveyed for use in Lyon County.  The agreements also allows us to bank water with Lyon County and authorizes us to build the infrastructure to upgrade and inter-connect the Carson City and Lyon County water systems.

During 2009, we substantially completed the infrastructure required to connect the Carson City water system with the Lyon County water system.  As of December 31, 2013, we had spent approximately $5.7 million to complete the connection infrastructure and we anticipate that further capital expenditures will be limited to approximately $2.3 million in order to recover the water in Lyon County as and when demand occurs. This compares to initial infrastructure cost projections by Lyon County of approximately $20 million which represents savings of over $12 million.

We have acquired and optioned water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights.  On completion of our re-designation development process of the agriculture designated water rights to municipal and industrial use, we anticipate that we will have at least 4,000 acre-feet available for municipal use in Lyon County for future development, as and when demand occurs, principally by means of delivery through the new infrastructure constructed by Vidler.

Due to recession and prevailing economic conditions during 2010, including a high rate of unemployment in Lyon County, the rate of growth of development in the Dayton corridor had slowed considerably. The significant slow-down in housing starts and sales in the Dayton corridor had caused a delay of sales of some of our Carson River water rights. Consequently, during 2010 we adjusted our forecast of the timing and volume of water sales - both of which are difficult to project - from our original projections for the discounted cash flow models for this asset. The revisions to the discounted cash flow model resulted in an impairment loss of $10.3 million, recorded in the fourth quarter of 2010.

No impairment losses were recorded on this asset during the three years ended December 31, 2013.

Colorado

Vidler Tunnel Water Rights

We own 167 acre-feet of water rights in Summit County. Of these water rights, 65 acre-feet are subject to long-term leases and the remaining 102 acre-feet are available for sale or lease. These water rights are the remaining assets associated with Vidler Water Tunnel, which we purchased in 1995.

Idaho

In 2007, we purchased two farm properties with 1,886 acres combined with 7,044 acre-feet of agricultural water rights, in Idaho, near Boise, Nampa and Caldwell and generated income from leasing the properties to farmers. The original investment thesis was based on the lack of developable real estate with water to support increased development. However, the impact of the housing slow-down in recent years significantly impacted future development in the area and as a result, in 2013, we sold the two farms. The transaction closed in the second quarter of 2013 and generated sale proceeds of $13.7 million.

New Mexico

We commenced our first water resource development project in the state of New Mexico in 2009.  We identified potential future water demand in Santa Fe, Bernalillo and Sandoval counties in New Mexico.  In 2011, we expanded our efforts in New Mexico and identified additional water demand potential in the southern part of the state near the border of New Mexico and Texas. The current drought conditions that exist in New Mexico are putting significant strain on the Rio Grande River and certain groundwater basins. This situation presents us with an opportunity to provide our expertise and capital to develop additional supplies of water to support population and economic growth in the state.

Campbell Ranch

In 2009 we began working with a land developer to identify a water source to be used in a new planned residential and commercial development. The project is being developed in a partnership in which we own 95% and is located approximately 25 miles from Albuquerque. In June of 2009, based on the data collection and analysis we performed of the basin, we filed an application with the New Mexico State Engineer’s Office for a new appropriation of up to 1,500 acre-feet of ground water. Subsequent to this filing, we drilled exploratory and monitor wells and using the data collected from these wells, in addition to other data collection efforts in the basin, to develop a ground water flow model. Based on the work we performed from inception of the drilling program in 2009 through 2011 we amended our application with the New Mexico State Engineer’s Office for a new appropriation of up to 1,010 acre-feet of ground water. In 2013, in connection with a hearing by the New Mexico State Engineer’s Office, we further amended our application to 717 acre-fee of ground water. We anticipate the New Mexico State Engineer will make a determination of our application in 2014. While we believe our application should be approved based upon its merits, no assurance can be provided that it will be approved, that the timing of approval will be in 2014 or that we would be issued a permit for the quantity of water in our amended application.

Middle Rio Grande Basin

In 2012, we acquired approximately 20 acre-feet of water rights for use within the municipal services area of the City of Santa Fe. These water rights were banked in the City of Santa Fe’s Buckman Wells. During 2013 we sold all of our Middle Rio Grande water rights in two transactions for gross proceeds of approximately $379,000.

Lower Rio Grande Basin

In 2012, we acquired an existing water right for 600 acre-feet of agricultural water rights in the Lower Rio Grande basin, in the City of Las Cruces (Dona Ana County). In 2013, we acquired an additional 450 acre-feet of agricultural water rights in the city of Caballo (Sierra County). We are in discussion to lease this water to area farmers and believe that over time this water would be valuable for partnering opportunities or used to support new development in southern New Mexico.

Other

We continue to investigate and evaluate water and real estate opportunities in the southwestern United States, which meet our risk/reward and value criteria.  We routinely evaluate acquiring additional water-righted properties or other water resources in the southwest and western United States, particularly Nevada, Arizona, Colorado, New Mexico and California.  We also continue to be approached by parties who are interested in obtaining a water supply, or discussing joint ventures to commercially develop water assets and/or develop water storage facilities in the southwestern states.

REAL ESTATE OPERATIONS

Our real estate segment revenues are primarily derived from UCP’s sale of residential developments in California and Washington and, prior to 2012, Nevada Land’s property in northern Nevada. In December 2011, we sold our remaining real estate in Nevada Land, which at the date of sale, consisted of approximately 480,000 acres. Accordingly, in 2012, our real estate results no longer include the sale of real estate or lease income from Nevada Land.

UCP

Business Strategy

We actively source, evaluate and acquire land for residential real estate development and homebuilding. We periodically analyze ways to maximize value by either (i) building single-family homes and marketing them for sale under our Benchmark Communities brand, or (ii) completing entitlement work and horizontal infrastructure development and selling finished lots to third-party homebuilders.

Homebuilding Operations

We build homes through our homebuilding subsidiary, Benchmark Communities. Benchmark Communities operates under the principle that “Everything Matters!” This principle underlies all phases of our new home process including planning, construction, sales and customer service. We are diversified by product offering, which we believe broadens our exposure to the housing recovery and reduces our exposure to any particular market or customer segment. Target home buyers vary by project and geographic market, in part dictated by each particular asset, its location, topography and competitive market positioning and the amenities of the surrounding area and the community in which it is located.

Grow Revenue by Increasing Community Count

As of December 31, 2013, we owned or controlled 5,380 lots, providing us with significant lot supply, which we believe will support our business strategy for a multi-year period. We believe that our sizable inventory of well-located land provides us with a significant opportunity to develop communities and design, construct, and sell homes under our Benchmark Communities brand. While we expect to opportunistically sell select residential lots to third-party homebuilders when we believe that will maximize our returns or lower our risk, we expect that homebuilding and home sales will constitute our primary means of generating revenue growth in our real estate operations for the foreseeable future. As of December 31, 2013, we had nine actively selling communities consisting of 563 lots.

Design, Construct and Develop High Quality, Innovative Homes and Communities

We believe our target home buyers look for distinctive new homes; accordingly, we design homes in thoughtful and creative ways that we expect buyers will find highly desirable. We seek to accomplish this by collecting and analyzing information about our target home buyers and incorporating our analysis into new home designs. We source information about target home buyers from our experience selling new homes and through market research that enables us to identify design preferences that we believe will appeal to our customers. We target diverse buyer segments, including first-time buyers, first-time move-up buyers, second-time move-up buyers and move-down buyers. Most of our communities target multiple buyer segments within such community, enabling us to seek increased sales pace and reduce our dependence on any single buyer segment

We contract with high quality architects, engineers and interior designers to assist our experienced internal product development personnel in designing homes that are intended to reflect our target customers’ tastes and preferences. In addition to identifying desirable design and amenities, this process includes a rigorous value engineering strategy that allows us to seek efficiencies in the construction process.

Deliver Superior High-Touch Customer Service

We seek to make the home buying experience friendly, effective and efficient. Our integrated quality assurance and customer care functions assign the same personnel at each community the responsibility for monitoring quality control and managing customer service. As a standard practice, we communicate with each homeowner at least seven times during their first two years of ownership in an effort to ensure satisfaction with their new home. Additionally, we monitor the effectiveness of our service efforts with third-party surveys that measure our home buyers’ perception of the quality of our homes and the responsiveness of our customer service. Our customer service program seeks to optimize customer care in terms of availability, response time and effectiveness, and we believe that it reduces our exposure to future liability claims. We believe that our continuing commitment to quality and customer service provides a compelling value proposition for prospective home buyers and reduces our exposure to long-term construction defect claims.

Homebuilding, Marketing and Sales Process

We typically develop communities in phases of four to twelve homes based upon projected sales rates. In order to reduce labor and material costs and administrative inefficiencies in the construction process, we adhere to an “even flow” construction methodology that allows us to standardize the timing of new home starts.  Our even flow method provides visibility to our material suppliers, vendors and subcontractors, helping them balance their labor and material needs consistently over time, which we believe results in higher-quality craftsmanship and lower production costs to us. Our even flow method provides us enhanced visibility, oversight, and control of the production process, and allows us to more effectively manage our working capital accounts.

We routinely monitor and actively manage our even flow production process to align with prevailing and expected future unit absorption trends. In the event our inventory builds faster than homes are sold, we will typically halt construction when homes are structurally complete, but prior to the selection of certain amenities, such as flooring and counter tops, until we have entered a sales contract and received a non-refundable customer deposit. This process allows us to reduce the amount of capital invested in our inventory of homes until homes are under contract for sale and allows buyers to select and customize certain non-structural elements of the home.

Our sales and marketing process uses extensive advertising and promotional strategies, including Benchmark Communities’ website, community marketing brochures, and the use of billboards and other roadside signage. Home sales are conducted through our wholly owned subsidiary, BMC Realty Advisors, Inc. (“BMC Realty”). BMC Realty holds our required license with the California Department of Real Estate, thereby allowing us to sell residential real estate. Prior to selling homes in Washington State, we intend to obtain a Washington Real Estate Firm License for BMC Realty.

We typically staff two professional sales personnel at each of our communities. Our in-house sales force have offices in their respective model complex and are responsible for selling homes, interfacing with customers between the time a sales contract is executed and the home sale closes, and coordinating with our escrow management department. Our sales personnel work with potential buyers by demonstrating the functionality and livability of our homes with floor plans, price information, development and construction timetables, tours of model homes, and the selection of amenities. Our sales personnel are internally trained, generally have prior experience selling new homes in their respective markets, and are licensed by applicable real estate oversight agencies.

Because we routinely introduce new home designs for most of our markets, model homes are one of our primary sales tools. Depending on the amount of time we expect it will take to complete sales at a community and the number of different homes we are offering, we typically build between two and ten model homes. As of December 31, 2013, we owned 19 completed model homes. Our marketing staff uses interior designers, architects and color consultants to create model homes designed to appeal to our targeted home buyers. Our models typically include features that are included in the base price of the particular home model, and options and upgrades that a home buyer may elect to purchase with a price increase. We often use an on-site design center that offers our customers the opportunity to purchase various options and upgrades and provides additional revenue opportunities.

Home Buyer Financing

The majority of home buyers finance a significant portion of the purchase price of their home with long-term mortgage financing. We assist prospective purchasers in obtaining mortgage financing by providing referrals to one of our preferred lenders. These are reputable lenders that typically have provided financing for multiple homes that we have sold. Through our referral process to lenders that have financed homes that we have built, we seek to reduce the challenges that may be encountered when trying to obtain mortgage financing for homes that are under construction.

We seek to assist our home buyers in obtaining financing by arranging with mortgage lenders to offer qualified buyers a variety of financing options. Substantially all home buyers utilize long-term mortgage financing to purchase a home and mortgage lenders will usually make loans only to qualified borrowers.

Quality Control and Customer Service

We pay particular attention to the product design process and carefully consider quality and choice of materials in order to attempt to eliminate building deficiencies. The quality and workmanship of the subcontractors we employ are monitored and we make regular inspections and evaluations of our subcontractors to seek to ensure that our standards are met.

We have quality control and customer service staff whose role includes providing a positive experience for each home buyer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are also responsible for providing after sales customer service. Our quality and service initiatives include taking home buyers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction.

Warranty Program

We provide a two year “fit and finish” warranty on our home sales that covers workmanship and materials. In addition to our warranty program, during their first two years of ownership we offer our home buyers assistance learning how to maintain their homes in an effort to enhance customer satisfaction and minimize long-term problems. Since we use third-party subcontractors to construct our homes, we generally require our subcontractors to warranty their work to us.

Thus, if there is a problem with materials or a construction defect, we are contractually entitled to require the particular subcontractor to assist us in correcting the issue. The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that home buyers agree to the definitions and procedures set forth in the warranty including the submission of unresolved construction related disputes to binding arbitration. We accrue estimated warranty costs based upon our estimates of the amount we expect to pay for work under warranty.

There can be no assurance, however, that the terms and limitations of the limited warranty will be effective against claims made by home buyers, that we will be able to renew our insurance coverage or renew it at reasonable rates, that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to the effective indemnification agreements with our subcontractors.

Raw Materials

When constructing homes we use various materials and components. It has typically taken us four to six months to construct a home, during which time we are subject to price fluctuations in raw materials.

Land Development Operations

As a homebuilder and land developer, we are strategically positioned to either build new homes on our lots or to sell our lots to third-party homebuilders. While our business plan contemplates building new homes on the majority of our lots, we proactively monitor market conditions and our operations allow us to opportunistically sell a portion of our lots to third-party homebuilders if we believe that will maximize our returns or lower our risk. We believe our ability and willingness to opportunistically build on or sell our lots to third-party homebuilders affords us the following important advantages:

•	exploit periods of cyclical expansion by building on our lots;

•	manage our operating margins and reduce operating income volatility by opportunistically selling lots as operating performance and market conditions dictate; and

•	manage operating risk in periods where we anticipate cyclical contraction by reducing our land supply through lot sales.

We benefit from long-standing relationships with key land owners, brokers, lenders, and development and real estate companies in our markets that have provided us with opportunities to evaluate and privately negotiate acquisitions outside of a broader marketing process. In addition, we believe that UCP’s strong balance sheet, positive reputation in our markets among potential land sellers and brokers as a homebuilder and land developer, and track record of acquiring lots since 2008 provide land sellers and brokers confidence that we will consummate transactions in a highly professional, efficient and transparent manner, which in turn strengthens these relationships for future opportunities. We believe our relationships with land owners and brokers will continue to provide opportunities to source land acquisitions privately, helping us to maintain a significant pipeline of opportunities on favorable terms and prices.

The land development process in our markets can be very complex and often requires highly-experienced individuals that can respond to numerous unforeseen challenges with a high degree of competency and integrity. We actively seek land acquisition opportunities where others might seek to avoid complexities, as we believe we can add significant value through our expertise in entitlements, re-entitlements, horizontal land planning and development, and by designing and selling homes to targeted home buyer segments that are attracted to our differentiated new home product.

Acquisition Process

Our ability to identify, evaluate and acquire land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on risk-adjusted returns and employ a rigorous due diligence process to identify risks, which we then seek to mitigate.

We leverage our relationships with land owners, brokers, developers and financial institutions, and our history of purchasing land since 2008, to seek the “first look” at land acquisition opportunities or to evaluate opportunities before they are broadly marketed. We use a variety of transaction structures, including purchase and option contracts to maximize our risk-adjusted return, with particular emphasis on reducing our risk, conserving our capital and accommodating the particular needs of each seller.

We combine our entitlement, land development and homebuilding expertise to increase the flexibility of our business, seek enhanced margins, control our lot deliveries and maximize returns. Additionally, we believe that the integration of the entitlement, development and homebuilding process allows us to deliver communities that achieve a high level of customer satisfaction. Our entitlement expertise allows us to add value through the zoning and land planning process. Our land development entitlement expertise allows us to consider a broader range of land acquisition opportunities from which to seek superior risk-adjusted returns.

We selectively evaluate expansion opportunities in our existing markets as well as new markets that we believe have attractive long-term investment characteristics. These characteristics include, among others, demand for single-family housing that exceeds available supply, historically high single-family home affordability, well regarded educational systems and institutions, high educational attainment levels, desirable transportation infrastructure, proximity to major trade corridors, positive employment trends, diverse employment bases and high barriers to the development of residential real estate, such as geographic or political factors.

Owned and Controlled Lots

As of December 31, 2013, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,380 lots. The following table presents certain information with respect to our owned and controlled lots as of December 31, 2013.

	As of December 31, 2013
	Owned	Controlled(1)	Total
Central Valley Area-California	1,658	322	1,980
Monterey Bay Area-California	1,517	154	1,671
South San Francisco Bay Area-California	19	465	484
Southern California		251	251
Puget Sound Area-Washington	836	158	994
Total	4,030	1,350	5,380

(1) Controlled lots are those subject to a purchase or option contract.

In addition to the lots presented above, we own 163 lots with homes in various stages of construction, including 114 partially completed homes, 30 finished homes and 27 model homes.

Our Financing Strategy

Our real estate operations intend to use debt and equity as part of our financing strategy, coupled with redeployment of cash flows from continuing real estate operations, to provide financial flexibility to access capital on attractive terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2013, the aggregate commitment of our acquisition and development loans and our constructions loans in our real estate segment was $56.4 million, of which $31 million was outstanding.

Our indebtedness in the real estate segment is primarily comprised of project-level secured acquisition, development and constructions loans, with recourse limited to the securing collateral. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the addition of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets, and our company as a whole, to generate cash flow to cover the expected debt service. As a means of sustaining our long-term financial health and limiting our exposure to unforeseen dislocations in the debt and financing markets, we expect to remain conservatively capitalized.

Government Regulation and Environmental Matters

We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can eventually be built within the boundaries of a particular locality. In addition, we are subject to registration and filing requirements in connection with the construction, advertisement, and sale of our communities in certain states and localities in which we operate even if all necessary government approvals have been obtained. We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which we operate. Generally, such moratoriums relate to insufficient water or sewerage facilities or inadequate road capacity.

In addition, some state and local governments in markets where we operate have approved, and others may approve, slow-growth, or no-growth initiatives that could negatively affect the availability of land and building opportunities within those areas. Approval of these initiatives could adversely affect our ability to build and sell homes in the affected markets and/or could require the satisfaction of additional administrative and regulatory requirements, which could result in slowing the progress or increasing the costs of our homebuilding operations in these markets. Any such delays or costs could have a negative effect on our future revenues and earnings.

We are also subject to a variety of local, state, federal, and foreign laws and regulations concerning protection of health and the environment (“environmental laws”). The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays; may cause us to incur substantial compliance, remediation, and/or other costs; and prohibit or severely restrict development and homebuilding activity.

Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretation and application.

AGRIBUSINESS OPERATIONS

In December 2010, we completed a business combination and funded $60 million of equity for an 88% interest in a new operation, PICO Northstar Hallock, LLC doing business as Northstar Agri Industries (“Northstar”), which operates a canola seed crushing plant near Hallock, Minnesota. As of December 31, 2013 we have also funded an additional $32.5 million to Northstar in the form of 10% preferred capital.

During 2012, construction of our plant was successfully completed and we commenced production of canola oil and canola meal in the third quarter of 2012. The plant had an initial crushing capacity of 1,000 tons per day.  In 2013, we received notification from the Minnesota Pollution Control Agency that our Air Emission permit had been reissued in response to our permit renewal application submitted in May of 2012. The reissued permit allows us to crush up to 2,000 U.S. tons per day of canola seed in our plant on a 365 day rolling average basis, subject to maintaining compliance with the specific air emission limits, reporting standards, and modification protocols included in the permit, as well as state and federal law. The reissued permit relieved the former permit’s capacity limitation of 1,000 U.S. tons per day as of its reissue date of July 23, 2013. Based on our operating experience with the plant as it is currently configured, we believe further capacity expansion is feasible; however, any significant improvement will likely require additional capital investment.

Our plant achieved a new daily production record of 1,403 U.S. tons per day in early September, 2013 and, as currently configured, we believe the plant is capable of crushing in excess of 1,200 U.S. tons per day on a sustained basis.

The plant is strategically located in northern Minnesota, 25 miles south of the Canadian border and approximately 150 miles north of Fargo, North Dakota. Currently, approximately one million acres of canola is planted within a 100 mile radius of the plant in both the U.S. and Canada.  We believe that the plant’s location in the southeastern portion of the North American canola growing region is a competitive advantage and will result in cost efficiencies.  The plant will also be in close proximity to Midwest markets for refined canola oil and for canola meal, which is used in dairy and poultry feed rations, and to transportation infrastructure.

Northstar has executed agreements with Purina Animal Nutrition, LLC, (“Purina,” formerly Land O Lakes Purina Feed, LLC), which is the largest North American consumer of protein meal.  The agreements commit Purina to guarantee the sale of 100% of the plant’s canola oil and canola meal output for a period of five years with automatic annual renewals thereafter, at market-based prices.

Overall market conditions led to an extremely challenging crush margin environment through most of the first nine months of 2013. Canola “board margins” (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the quoted market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the U.S. dollar) were unusually low at the start of 2013 and continued to decline through May, 2013. The poor board margin environment in the first five months of 2013 was due primarily to 2012 weather related crop events. The 2012 Canadian canola seed harvested yields were 20% below the trend line average yield, resulting in canola seed scarcity and high prices. Historically high U.S. soybean crush and historically high soybean oil yield resulted in record soybean oil production for the fourth quarter of 2012. Historically high soybean oil yields continued through the end of the second quarter of 2013. This negatively impacted pricing for our primary product, canola oil. Historically high global palm oil inventories have also impacted U.S. vegetable oil pricing. However, board margins stabilized in early June and started to improve in the third quarter of 2013. This board margin improvement resulted from declining canola seed prices following the timely completion of spring canola planting in Canada.

After a delayed but generally successful planting season, the 2013 North American spring canola crop benefited from timely rains and seasonable temperatures through much of the growing season across most of the spring canola growing range, stretching from Northwestern Minnesota through Northern North Dakota and across the Canadian Prairie Provinces of Manitoba, Saskatchewan and Alberta. As a result, canola yields in the region surrounding our plant and across much of the Canadian canola production area were very high, achieving 40 bushels per acre for the Western Canadian provinces of Alberta, Saskatchewan and Manitoba, surpassing the prior record of 34.8 bushels per acre set in the 2009/2010 crop year. Total canola production for Western Canada set a new record of 17.96 million metric tons, exceeding the prior record of 14.6 million metric tons in the 2011/2012 crop year. In North Dakota (a key sourcing area for our plant in Hallock) planted acres were negatively impacted by extraordinarily wet conditions during spring planting, resulting in significant prevent plant acres. As a result only 920,000 acres of canola were planted in 2013, down from 1.5 million acres planted in 2012. Yields in North Dakota responded to favorable growing conditions for the remainder of the year averaging 36.4 bushels per acre. Total 2013 canola production in North Dakota declined by 18.2%, from 1 million U.S. tons in 2012 to 833,000 tons in 2013. As a result of reduced total canola production in North Dakota, we will be required to source a greater proportion of our canola seed from Canada, which will negatively impact our canola seed basis pricing (the discount or premiums we obtain for seed purchased compared to the board pricing) for much of 2014.

The third quarter of 2013 was a transitional period between the 2012 and 2013 crop years. Canola board crush margins improved in July and August; however, unusually high canola seed basis pricing arising from extremely tight canola seed stocks at the end of the 2012 crop year offset much of the board crush margin improvement. This resulted in below historical average Hallock crush margins for both July and August. Canola board crush margins continued to improve through September in addition to an improvement in seed basis pricing as the 2013 crop harvest progressed in the region surrounding our Hallock plant. During the fourth quarter of 2013, Canola board crush margins declined in concurrence with typical seasonal pricing patterns associated with the progression of the U.S. soybean harvest and typically high domestic soybean crush rates. However, late in the fourth quarter, Statistics Canada published their December crop production report, confirming the new record total Canadian canola production of 17.96 million metric tons. Board crush margins rallied through the remainder of December, 2013. The combination of a record large 2013 Canadian canola crop, and a relatively tight U.S. domestic soybean complex should create favorable conditions to support above average canola board crush margins through at least the third quarter of 2014. However, as a result of the record large Canadian crop yields for all types of grains and oilseeds, Canadian and U.S. logistics systems, both rail and truck have been overwhelmed attempting to move grains to export markets and finished products to customers. Extremely cold temperatures and frequent winter storm systems across the Canadian Prairie provinces and the U.S. Midwest have further hampered logistics system performance in some cases limiting crush capacity. In addition, persistent extremely cold weather in December 2013 resulted in the failure of freeze protection systems protecting external piping associated with our refinery operation. We have identified the cause of the failure and made the necessary repairs so that the refinery has been able to resume operations at maximum capacity. However, while the repairs were being made we were not able to run at full capacity for most of December 2013 and the first half of January, 2014. Frequent winter storms during January and through much of February 2014 further limited crushing operations by creating unsafe conditions for both truck transportation and on site rail operations, limiting seed supply and product shipment.

On June 13, 2011, we entered into a Credit Agreement (the “Credit Agreement”) with various lenders (the “Lenders”) and ING Capital, LLC (“ING”), as agent for the Lenders.  As of December 31, 2013, $83.5 million is outstanding under a term loan due August 14, 2017 (which provided part of the funds to construct Northstar’s canola seed crushing plant) and $4.8 million under a revolving credit facility which provides working capital for operations. Repayment of the loans may be accelerated by the Lenders in the event certain covenants or conditions are not met as set forth in the Credit Agreement.

CORPORATE

Our corporate segment contains assets and liabilities which are not reported in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors.

At December 31, 2013, the segment held cash and cash equivalents of $48 million, excluding the cash held in our deferred compensation accounts.  Our liquid funds are principally held in the Federated Government Obligations Money Market Fund (ticker: GOIXX).  Due to the nature of the underlying debt securities which this money market fund holds, we do not anticipate any loss of principal.  Our corporate segment also holds corporate bonds and equity securities with a combined market value of $30.9 million, excluding the debt and equity securities of our deferred compensation accounts.

Of these equity securities, $17.7 million is a portfolio of interests in publicly-traded Swiss companies. The Swiss equity portfolio is partly funded by debt denominated in Swiss Francs.

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in the corporate segment.  At December 31, 2012, the most significant such business was Spigit, Inc. (“Spigit”), a developer of social productivity software for enterprises, with an established customer base including several companies in the Fortune 2000.

On January 31, 2013, we acquired additional common stock and Series F voting preferred stock in Spigit in an initial transaction by obtaining newly issued shares directly from Spigit for $5 million and converting outstanding loans. Subsequent to the initial transaction, we invested an additional $5 million in Series F voting preferred stock. As a result of these transactions, we increased our voting ownership in Spigit from 27% at December 31, 2012 to 73% during 2013. In accordance with applicable accounting guidance, the initial acquisition was accounted for using the acquisition method of accounting, and as such, the results of operations of Spigit were included in our consolidated statement of operations starting on the date of acquisition.

On September 10, 2013, Spigit was merged with Mindjet, a privately held company that sells collaborative project management software. As a result of the merger transaction, we no longer own a controlling financial interest in Spigit, and therefore during September, 2013, we deconsolidated the assets and liabilities of Spigit and simultaneously recorded our investment in Mindjet at fair value, at the date of the merger.

Also included in our corporate segment are results from a new oil and gas venture operated through Mendell Energy, LLC (“Mendell”) that has purchased and drilled on oil and gas leases located in Colorado which are a part of the Wattenberg Field. Currently, Mendell owns over 400 acres of oil and gas leases and has drilled two wells (with a third currently in process) on these leases. We believe there are good opportunities to expand the acreage under lease, drill and grow revenue by focusing on acquiring smaller lease parcels within the Wattenberg Field.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGEMENTS

This section describes the most important accounting policies affecting our assets and liabilities, and the results of our operations.  Since the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:

•	how we determine the fair value and carrying value of our real estate, tangible and intangible water assets;

•	how we determine the fair value and carrying value of our investment in debt and equity securities, including when to apply the equity method of accounting to equity investments;

•	how we recognize revenue when we sell real estate, water assets, and canola products, and calculate investment income from equity and debt securities; and

•	how we determine our income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits, as well as the need for valuation allowances on our deferred tax assets.

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

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our water and real estate long-lived assets

Our principal long-lived assets are real estate and water assets.  At December 31, 2013, the total carrying value of real estate, tangible and intangible water assets was $379.1 million, or approximately 49.7% of our total assets.  These real estate and water assets are carried at cost, less any recorded impairments.

Real Estate and Tangible Water Assets

We review our long-lived real estate and tangible water assets as facts and circumstances change, or if there are indications of impairment present, to ensure that the estimated undiscounted future cash flows, excluding interest charges, from the use and eventual disposition of these assets will at least recover their carrying value.  Cash flow forecasts are prepared for each discrete asset.  We engage in a rigorous process to prepare and review the cash flow models which utilize the most recent information available to us.  However, the process inevitably involves the significant use of estimates and assumptions, especially the estimated current and future demand for these assets, the estimated future market values of our assets, the timing of the disposition of these assets, the ongoing cost of maintenance and improvement of the assets, and the current and projected income earned and other uncertain future events.  As a result, our estimates are likely to change from period to period.  In addition, our estimates may change as unanticipated events transpire which would cause us to reconsider the current and future use of the assets.

If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

During 2013 and 2011, our estimates of costs and revenues on certain real estate projects changed due to declining prices of similar assets, unfavorable market conditions, project specific complications, and other factors. As a result, certain undiscounted cash flow streams were less than the carrying value of the asset and consequently, we recorded impairment charges of $417,000, and $5.2 million in 2013 and 2011, respectively, that reduced the carrying value of the assets to their fair value. There were no impairments recorded in 2012.

Intangible Water Assets

 Our intangible water assets are accounted for as indefinite-lived intangible assets.  Accordingly, these assets are not amortized (their value is not charged as an expense in our statement of operations over time) but the assets are carried at cost and reviewed for impairment, at least annually during the fourth quarter, and more regularly if a specific event occurs or there are changes in circumstances which suggest that the asset may be impaired.  Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions, including interest rates, demand for residential and commercial real estate, changes in population, and increases or decreases in prices of similar assets.

When we calculate the fair value of intangible water assets, we use a discounted cash flow model, under which the future net cash flows from the asset are forecast and then discounted back to their present value using a weighted average cost of capital approach to determining the appropriate discount rate.  Preparing these cash flow models requires significant assumptions about revenues and expenses as well as the specific risks inherent in the assets.  If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference.  We conduct extensive reviews utilizing the most recent information available to us; however, the review process inevitably involves the use of significant estimates and assumptions, especially the estimated current asset pricing, price escalation, discount rates, absorption rates and timing and demand for these assets.  These models are sensitive to minor changes in any of the input variables.

In summary, the cash flow models for our indefinite-lived intangible assets forecast initial sales to begin in approximately three years, and then increase until the assets are completely sold over the next 30 years.  We have assumed sale proceeds for the assets that are based on our estimates of the likely future sales price per acre-foot.  These per-unit sale prices are estimated based on the demand and supply fundamentals in the markets which these assets serve.  If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

In 2013, we recorded a $993,000 impairment charge on the Fish Springs water credits and pipeline rights.  Given a decline in markets prices for similar assets and an increase in interest rates in the second quarter of 2013, we adjusted our assumptions and judgments in the model for the price, timing and absorption of water sales from our prior projections. These changes in assumptions and judgments resulted in a fair value of the asset of approximately $83.9 million compared to its carrying value of $84.9 million. Consequently, an impairment charge of $993,000 was recorded in the second quarter of 2013, to reduce the carrying value to fair value. This is the second such impairment charge recorded on this asset. There were no other impairment charges on any other intangible assets recorded in the period.

There were no impairment charges recorded on our assets in 2012.

In 2011, we recorded a $16.2 million impairment charge on the Fish Springs water credits and pipeline rights primarily due to the decline in markets prices for similar assets coupled with the then dramatic and prolonged slow-down in housing starts and sales in the North Valleys of Reno, Nevada. During the third quarter of 2011, we adjusted our assumptions and judgments for the price, timing and absorption of water sales from our prior projections. These changes in assumptions and judgments resulted in a fair value of the assets of approximately $84.9 million compared to a carrying value of $101.1 million. Consequently, an impairment charge of $16.2 million was recorded in the third quarter of 2011, to reduce the carrying value to fair value.

2. Accounting for investments in debt and equity securities and equity investments in unconsolidated affiliates

At December 31, 2013, we owned marketable debt and equity securities classified as available-for-sale with a carrying value of approximately $50.6 million, an investment in an unconsolidated affiliate with a carrying value of $8.7 million, and equity investments held at cost with a carrying value of $19.4 million.  Our marketable equity securities are primarily small-capitalization value stocks listed in the U.S., Switzerland, and New Zealand and our debt securities are primarily corporate bonds.

Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply either fair value accounting or equity accounting for our investments in equity securities.

All of the available-for-sale investments are carried at fair value on our balance sheet, with unrealized gains or losses recorded in shareholders’ equity.  Until the investment is sold and a gain or loss is realized, the impacts which the investment will have on the statement of operations are:

•	dividends received are recorded as income; and

•	impairment charges are expensed for any unrealized losses deemed to be other-than-temporary.

When we hold an investment where we have the ability to exercise significant influence over the company we have invested in, we apply the equity method of accounting.

During 2009, we held a majority and controlling interest in Spigit, and consolidated Spigit in our financial statements. After certain transactions, our ownership in Spigit declined to below 50% at the end of 2009 and we ceased reporting Spigit as a consolidated subsidiary and applied the equity method of accounting from that date forward.  During the first quarter of 2013, we invested $5 million to acquire an additional 17% of the voting interest in Spigit increasing our voting ownership to approximately 44%. Subsequent to the initial transaction, we invested another $5 million increasing our voting ownership in total to 73% during 2013 which required us to again consolidate Spigit’s financial results.

In September 2013, Spigit was merged with Mindjet, another privately held enterprise software developer. As a result of the merger transaction, we no longer owned a direct financial interest in Spigit and our investment in Mindjet is not a controlling interest. Therefore we deconsolidated the assets and liabilities of Spigit, and simultaneously recorded our investment in Mindjet at fair value, on the date of the merger.

Collectively, our investment in Mindjet controls 28.8% of the voting interest of the company comprised of 15.2% and 13.6% from the common shares and preferred shares, respectively. We are also contractually entitled to one of the six board seats (currently only five are filled) on Mindjet’s board of directors.

We believe that the collective attributes of our common and preferred stock investment in Mindjet enable us to exert significant influence over the operating and financial decisions of Mindjet. Consequently, we account for the investment in common stock using the equity method of accounting which resulted in recording a loss of $565,000 in the statement of operations within equity in loss of affiliate representing 15.2% of Mindjet’s loss for the period September 11, 2013 to December 31, 2013. The investment in preferred stock is held at its initial carrying value in the accompanying consolidated balance sheet. The total carrying value of the investment is subject to impairment testing, at least annually or more frequently if facts and circumstances indicate the investment may be impaired.

Apart from our equity investments in private companies which is carried at cost, we apply the provisions of fair value accounting to all of our other equity securities, and to all of our debt securities.

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

The assessment of what constitutes the ability to exercise “significant influence” requires us to make significant judgments about financial and operational control over the affiliate.  We look at various factors in making this determination.  These include our percentage ownership of voting stock, whether or not we have representation on the affiliate’s board of directors, transactions between us and the affiliate, the ability to obtain timely quarterly financial information, and whether our management can influence the operating and financial policies of the affiliate company.  When we have this kind of influence, we adopt the equity method and change all of our previously reported results to show the investment as if we had applied the equity method of accounting from the date of our first purchase.

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

 We evaluate our investments each year to determine if any other-than-temporary impairment exists.  In general, these reviews require consideration of several factors, including the extent and duration of the decline in market value of the investee, specific adverse conditions affecting the investee’s business and industry, the financial condition of the investee, and the long-term prospects of the investee.  Accordingly, we have to make important assumptions regarding our intent and ability to hold the security, and our assessment of the overall worth of the security.  Risks and uncertainties in our methodology for reviewing unrealized losses for other-than-temporary declines include our judgments regarding the overall worth of the issuer and its long-term prospects, and our ability to obtain our assessment of the overall worth of the business.

If an unrealized loss is in fact other-than-temporary, an impairment loss will be recorded.  The other-than-temporary impairment loss on available-for-sale investments will have no impact on shareholders’ equity or book value per share, as the decline in market value will already have been recorded through shareholders’ equity.  If we impair an equity method investment or an investment held at cost, an impairment loss will affect shareholders’ equity.  In both cases, there will be an impact on reported income before and after tax, and on earnings per share, due to recognition of the unrealized loss and related tax effects.  When a charge for other-than-temporary impairment is recorded, our basis in the security is decreased. Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations.

These accounting treatments for investments and investments in unconsolidated affiliates add volatility to our statements of operations.

We recorded other-than-temporary impairment charges in our consolidated statements of operations of $299,000 in 2013, $1.8 million in 2012, and $611,000 in 2011 before income taxes.

3. Revenue recognition

Sale of canola oil and meal

Sales of canola oil and meal are recognized when persuasive evidence of an arrangement exists, products are shipped, the price is fixed or determinable, the customer takes ownership and assumes risk of loss, and when collection is reasonably assured.

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

4. Income taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid.  We are subject to income taxes in both the U.S. and foreign jurisdictions.  We have multiple state filing groups with different income tax generating abilities.  Significant judgments and estimates are required in determining the consolidated income tax expense.

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

As a result of the analysis of all available evidence as of December 31, 2011, we recorded a full valuation allowance on our net deferred tax assets. Our evaluation at December 31, 2013 resulted in the same conclusion and we therefore continue to hold a full valuation allowance on our net deferred tax assets.  If our assumptions change and we determine we will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2013 will be recognized as a reduction of income tax expense.  If our assumptions do not change, each year we could record an additional valuation allowance on any increases in the deferred tax assets.

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

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

Overview of Economic Conditions and Impact on Results of Operations

The economic environment and housing slow-down in the U.S. during the past several years significantly decreased the rate of growth in the Southwest and the demand for our water and real estate assets in certain markets. Numerous factors can affect the performance of an individual market. However, we believe that trends in employment, housing inventory, affordability, interest rates and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenue and many of our costs and expenses, for example, when these trends are favorable, we expect our revenue, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and cost of sales to generally decline, although in each case the impact may not be immediate. We have seen improvement in the housing markets recently which has led to increased levels of real estate development activity and we believe that a continuation of the housing recovery will lead to increased demand for our real estate, and intangible and tangible water assets (which are held in our real estate segment and water resource and water storage segment). Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market and any deterioration in the markets in which we operate has the potential to cause additional impairment losses on our real estate and water assets.

As a result of market declines, during the last three years we have recorded significant impairment losses on our intangible water assets and to a lesser extent on our real estate assets. In addition, during 2011 we determined it was not likely we would recover our net deferred tax assets in the near future.

During 2013, we recorded an impairment loss of $993,000 to reflect the decrease in the estimated fair value of our water credits and pipeline rights at Fish Spring Ranch. We also recorded an impairment loss of $417,000 in our real estate segment which reflected cash flows on a certain project that were less than the carrying value of that project.

During 2011, we recorded an impairment loss of $16.2 million to reflect the decrease in the estimated fair value of our water credits and pipeline rights at Fish Springs. We also recorded an impairment loss of $5.2 million in our real estate segment which reflected cash flows on certain projects that were less than the carrying value of those projects.

At December 31 2011, we determined that we would not realize our deferred income tax assets in the near future and as a result, we recorded a full valuation allowance that reduced our net deferred tax asset to zero at December 31, 2011. The full valuation allowance continues to be recorded at December 31, 2013. If and when we realize significant sales of real estate and water assets and/or our agribusiness segment generates sufficient income such that our total cumulative three year reported results are positive, we may then be able to reverse all or part of the valuation allowance on our deferred tax assets.

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

Significant Transactions During 2013:

During 2013, the following transactions had a significant impact on our consolidated financial statements.

Initial Public Offering of UCP, Inc.

During 2013, UCP Inc., our previously wholly-owned subsidiary completed an initial public offering of its common stock, raising net proceeds of $105.5 million by selling 7,750,000 shares of its Class A common stock at $15 per share to outside investors. As a result of the transaction, our voting ownership in UCP decreased to 57.7% but we maintained our controlling financial interest. Consequently, we continue to consolidate UCP in our financial statements with a corresponding noncontrolling interest for the remaining 42.3%. In accordance with applicable accounting guidance, we recorded an initial carrying value for the noncontrolling interest of $90.7 million and a $14.7 million increase in our shareholders’ equity on the date of the transaction. The increase in our shareholders’ equity represented the difference between the fair value of the net proceeds raised in the public offering, and the initial carrying value of the noncontrolling interest.

Business Combination with and Subsequent Deconsolidation of Spigit

Effective January 31, 2013, we acquired additional voting preferred stock in Spigit, in an initial transaction by obtaining newly issued shares directly from Spigit for $5 million. Subsequent to the initial transaction, we made additional investments totaling an additional $5 million, increasing our voting ownership from 27% at December 31, 2012 to 73% during 2013. In accordance with applicable accounting guidance, the initial acquisition was accounted for using the acquisition method of accounting and as such, the results of Spigit were consolidated in our statement of operations starting on the date of acquisition. We also reported the results of Spigit as a new reportable enterprise software segment. The acquisition and consolidation of Spigit increased our reported assets and liabilities by approximately $21.4 million and $20.4 million, respectively.

On September 10, 2013, Spigit was merged with Mindjet Inc. (“Mindjet”), another privately held enterprise software developer. Under the terms of the agreement, we exchanged our common and preferred shares in Spigit, for common and preferred shares of Mindjet based on an agreed upon exchange ratio. As a result of the merger transaction, we no longer own a direct financial interest in Spigit and consequently deconsolidated the assets and liabilities of Spigit, and simultaneously recorded our investment in Mindjet at fair value, on the date of the merger. The common and preferred shares we own in Mindjet had an initial fair value of $28.7 million and resulted in a gain on deconsolidation of Spigit of $21.2 million that is reported in other income in our consolidation statement of operations and comprehensive income or loss. Concurrent with the closing of the transaction, we recorded $2.2 million in compensation expense, which reflects the fair value of Mindjet common shares, from our allocation of Mindjet common shares under the terms of the merger, which were provided by Mindjet as compensation to certain members of Spigit management. Collectively our voting shares of Mindjet currently control 28.8% of the voting interest of the company, and we also have one out of six board seats of Mindjet (currently only five are filled). The collective investment in Mindjet enables us to exert significant influence over the operating and financial decisions of Mindjet. Consequently, we have accounted for our common stock investment in Mindjet using the equity method of accounting which resulted in recording a loss of $565,000 in the statement of operations within equity in loss of affiliate representing 15.2% of Mindjet’s loss for the period September 11, 2013 to December 31, 2013. The preferred stock investment is held at its initial carrying value. The resulting carrying value of our investment in Mindjet, including our share of their losses to date is $25.9 million, which is included in investments in the consolidated balance sheet. The enterprise software segment, which started during 2013 due to the acquisition of a controlling interest in Spigit, will continue to be presented in historical periods as a segment. However, as Spigit had been deconsolidated from our consolidated financial statements as of September 10, 2013, the carrying value of the investment in Mindjet is reported within total assets of the corporate segment beginning on September 10, 2013.

The deconsolidation of Spigit reduced our reported assets and liabilities by $24.8 million and $18.9 million, respectively.

Shareholders’ Equity

Our shareholders’ equity at December 31, 2013, was $472.9 million, or $20.79 per share, compared to $473.2 million, or $20.82 per share at the end of 2012, and $501.8 million, or $22.10 per share at the end of 2011.  Our book value per share remained relatively unchanged in 2013 compared to a decrease of 5.8% in 2012 and 11.7% in 2011.

The principal factors leading to our $336,000 decrease in shareholders’ equity during 2013 were:

•	a net loss of $22.3 million;

•	a $14.7 million increase in additional paid-in capital due to the accounting for the public offering of UCP, Inc.; and

•	a $2.4 million increase in net unrealized appreciation in available-for-sale investments.

The primary factor leading to the $28.6 million decrease in our shareholders’ equity during 2012 was our reported net loss of $29.1 million.

The principal factors leading to our $66.3 million decrease in shareholders’ equity during 2011 were:

•	a net loss of $54.5 million; and

•	a $15.4 million decrease in net unrealized appreciation in available-for-sale investments.

Total Assets and Liabilities

Our assets increased $95.4 million from $667.2 million at December 31, 2012 to $762.6 million at December 31, 2013.  The increase is primarily due to $40.3 million in debt financed acquisitions, and development of real estate assets, an increase of $37.9 million in cash and cash equivalents primarily due to the $105.5 million in proceeds received from the public offering of UCP, Inc., offset by cash used to fund overhead and other operating costs, and a $28.7 million increase from our investment in Mindjet. During 2013, our total liabilities increased by $9 million, from $188.7 million at December 31, 2012 to $197.7 million at December 31, 2013.  The most significant increase in reported liabilities is from an increase in accrued development costs at UCP.

Net Loss

We reported a net loss from continuing operations, after noncontrolling interest, of $22.3 million for 2013 ($0.98 per share), compared to a net loss of $25.9 million for 2012 ($1.14 per share), and net loss of $66.8 million ($2.95 per share) in 2011. The primary causes of the net loss we reported in each period is as follows:

Year Ended December 31, 2013:

Our $22.3 million net loss primarily consisted of:

•	loss before income taxes of $25.4 million; and

•
a $3.2 million provision for income taxes. The effective tax rate for 2013 was a tax provision of 13%, which is lower than our federal corporate income tax rate of 35%. The difference is due primarily to the valuation allowance recorded on our net deferred tax assets, the recording of a $4.1 million tax provision related to the taxable temporary difference attributable to our investment in Mindjet which is not expected to reverse within a period that would allow us to offset with existing deductible temporary differences, and other permanent difference.

Year Ended December 31, 2012:

Our $25.9 million net loss primarily consisted of:

•	loss before income taxes of $29.6 million; and

•
$1.1 million benefit for income taxes. The effective tax rate for 2012 was a tax benefit of 4%, which is lower than our federal corporate income tax rate of 35% due primarily to the valuation allowance recorded on our net deferred tax assets.

Year Ended December 31, 2011:

Our $66.8 million net loss primarily consisted of:

•	loss before income taxes of $34.7 million;

•
a $22.2 million provision for income taxes. The effective tax rate for 2011 was a tax provision of 64% and is higher than the federal corporate income tax rate of 35% due primarily to recording a valuation allowance on our net deferred tax assets; and

•	a loss of $5.3 million from our equity share of the loss before taxes of Spigit.

Discontinued Operations

We did not report any discontinued operations in 2013. Our discontinued operations reported a loss of $3.1 million, and income of $12.3 million for the years ended December 31, 2012, and 2011, respectively. The reported loss in 2012 included the loss on the sale of the segment of $6.9 million, offset by net income of $3.8 million. The income tax benefit for the loss on sale was $5 million. However, consistent with our overall conclusion that it was more likely than not we would not recognize our total deferred tax assets, a full valuation allowance was recorded.

Noncontrolling Interests

The results attributable to noncontrolling interest represent the share of net income or loss from our less than wholly-owned consolidated subsidiaries that is allocated, based on relative ownership percentage, to the noncontrolling shareholders of those entities. During 2013, noncontrolling interest increased $86.7 million primarily due to the $90.7 million recorded as a result of the public offering of UCP. The resulting 42.3% of UCP owned by noncontrolling interest is our most significant noncontrolling interest at December 31, 2013. In addition to UCP, the other significant subsidiaries in our consolidated financial statements that are less than wholly-owned are Northstar, and Fish Springs. Loss attributable to noncontrolling interests was $6.9 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively. The increase in the loss attributable to the noncontrolling interest from 2012 is due to an allocation of $1.8 million of the loss reported by UCP and an allocation of the $1.6 million of the loss reported by Spigit. A total of $2.9 million of the noncontrolling interest recorded during the year ended December 31, 2013 was in our agribusiness operations based on a reported net loss in that segment of $23.3 million.

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

Treasury Stock

There were no transactions that impacted our treasury stock in 2013. During 2012, we retired 1.4 million shares of our common stock that were previously classified as treasury stock, held at a cost of $22.9 million. The transactions reduced both the number of our shares issued and the number of treasury shares and, as a result, did not affect our net shares outstanding and had no impact on our book value per share or earnings per share.

Comprehensive Income or Loss

We report comprehensive income or loss as well as net income or loss from the consolidated statement of operations and comprehensive income or loss.  Comprehensive income measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the consolidated statement of operations.

Over the past three years, we have recorded:

•
a comprehensive loss of $20.1 million in 2013, consisting of a net loss of $22.3 million and a $2.4 million increase in net unrealized appreciation in investments and a $165,000 net decrease in foreign currency translation;

•
a comprehensive loss of $30.1 million in 2012, consisting of a net loss of $29.1 million, a $226,000 decrease in net unrealized appreciation in investments and an $829,000 net decrease in foreign currency translation; and

•
a comprehensive loss of $70.8 million in 2011, consisting of a net loss of $54.5 million, a $15.4 million decrease in net unrealized appreciation in investments and an $859,000 net decrease in foreign currency translation.

Total Revenue (In thousands):

	Year Ended December 31,			Change	Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Water resource and water storage operations	$25,862	$3,096	$1,349	$22,766	$1,747
Real estate operations	93,272	59,066	57,085	34,206	1,981
Agribusiness operations	184,648	85,305	9	99,343	85,296
Corporate	27,398	2,614	6,396	24,784	(3,782)
Enterprise software	13,649			13,649
Total revenue	$344,829	$150,081	$64,839	$194,748	$85,242

The majority of our recurring revenue is expected to occur in our agribusiness from the sale of canola oil and meal and real estate operations from the sale of real estate and residential homes. Both of these segments generate significant revenue from volume sales of their products. Our water resource and water storage operations generate revenue from the sale and lease of water assets.

Our revenue in 2013 increased by $194.7 million primarily due selling higher quantities of canola oil and meal, and an increase in the number of residential homes sold. In 2012, our revenue increased by $85.2 million primarily due to our canola oil and meal sales during the first year of operations of our agribusiness segment.

Costs and Expenses

Total costs and expenses in 2013 were $370.3 million, compared to $179.7 million in 2012, and $99.5 million in 2011. The increase in costs and expenses of $190.6 million in 2013 is largely due to activity in our agribusiness segment, which reported an increase in expenses of $110 million, primarily from a $105.9 million increase in cost of sales of canola oil and meal, and a $4 million increase in overhead, interest and depreciation expenses. In addition, our real estate segment reported an increase in costs and expenses of $41.1 million primarily due to increased cost of sales of $28.9 million from additional sales of real estate and an additional $12.9 million in operating expenses due to increases in salary and benefit from hiring additional employees, and other related overhead.

The increase in costs and expenses of $80.2 million in 2012 compared to 2011 is largely due the $92.5 million increase in costs and expenses in our agribusiness segment primarily for the cost of oil and meal sold, offset by a $14.2 million decrease of expenses in our water resource and water storage operations due to impairment losses recorded in 2011 and not in 2012. Costs in our agribusiness segment increased by $5.4 million as 2011 primarily consisted of salaries and benefits as we ramped up operations in anticipation of full-scale production.

Loss Before Income Taxes (In thousands):

	Year Ended December 31,			Change	Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Water resource and water storage operations	$(867)	$(6,279)	$(22,231)	$5,412	$15,952
Real estate operations	(4,442)	2,487	3,550	(6,929)	(1,063)
Agribusiness operations	(23,265)	(12,654)	(5,424)	(10,611)	(7,230)
Corporate	8,423	(13,132)	(10,552)	21,555	(2,580)
Enterprise software	(5,281)			(5,281)
Loss before income taxes	$(25,432)	$(29,578)	$(34,657)	$4,146	$5,079

The three year trend in our loss before income taxes has improved overall. However, the improvement is aided by several unique transactions over the periods.

In 2011 we reported a significant impairment loss in our water segment with no material corresponding items in 2012 or 2013 and coupled with the sale of two properties in 2013 the water segment has improved results from a loss $22.2 million in 2011 to a loss of $867,000 in 2013. In our corporate segment we reported a significant gain on the deconsolidation of Spigit in 2013 that was the primary reason behind the $21.6 million improvement in the 2013 segment results as compared to 2012.

Our real estate and agribusiness segment have reported increasing losses from 2011 through 2013. The results from our real estate operation have declined from income of $3.6 million in 2011 to a loss of $4.4 million in 2013. The loss has increased due to the significant ramp up of infrastructure and headcount at UCP related to the rapid expansion of its land development and homebuilding operations. In addition, we incurred certain costs during 2013 related to the initial public offering of UCP. However, during this period, revenue in this segment increased from $57.1 million in 2011, which includes $31.3 million from the sale of the remaining acres we owned in Nevada Land, to $93.3 million which is comprised entirely of sales from UCP. Our agribusiness has reported losses in each year that have grown more significant in each period. The deterioration from 2012 to 2013 is particularly significant and reflects the difficult market conditions in the canola industry that existed in those periods. However, the segment ended 2013 with improved performance in revenue, margins and loss before taxes as compared to the third quarter of 2013 and the fourth quarter of 2012 due to the improved canola crush margin environment and the reduced price of canola seed from prior periods.

WATER RESOURCE AND WATER STORAGE OPERATIONS

Thousands of dollars	Year Ended December 31,			Change	Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Revenue:
Sale of real estate and water assets	$24,050	$895	$213	$23,155	$682
Other	1,812	2,201	1,136	(389)	1,065
Segment total revenue	25,862	3,096	1,349	22,766	1,747
Expenses:
Cost of real estate and water assets	(16,939)	(483)	(40)	(16,456)	(443)
Impairment of water assets	(993)		(16,224)	(993)	16,224
Interest expense	(206)	(54)	(28)	(152)	(26)
Depreciation and amortization	(1,197)	(1,325)	(1,182)	128	(143)
Overhead	(5,131)	(5,281)	(4,162)	150	(1,119)
Project expenses	(2,263)	(2,232)	(1,944)	(31)	(288)
Segment total expenses	(26,729)	(9,375)	(23,580)	(17,354)	14,205
Loss before income taxes	$(867)	$(6,279)	$(22,231)	$5,412	$15,952

Historically, our water resource and water storage segment revenue and results have been volatile and infrequent. Since the date of closing generally determines the accounting period in which the sales revenue and cost of sales are recorded, our reported revenues and income in this segment fluctuate from period to period, depending on the dates when specific transactions close. Consequently, revenue in any one year is not necessarily indicative of likely revenue in future years.

Segment Revenue

We closed two sale transactions in June 2013 which, in aggregate, contributed the majority of the segment revenue for 2013. We sold 1,021 acres of land and 3,063 acre-feet of groundwater rights located in the Harquahala Valley, Arizona, for sale proceeds of $10 million and a gross margin of $6.3 million. In addition, we sold two farms in Idaho for sale proceeds of $13.7 million and a gross margin of $763,000. The two farms that were sold also generated lease revenue of $726,000, $403,000, and $460,000 in 2013, 2012 and 2011, respectively. From the third quarter of 2013, we will no longer record any lease revenue or operating costs associated with the two farms that were sold.

In 2012 our revenue was primarily derived from $1.3 million of option payments received that we recorded as revenue when an option contract with a potential purchaser of our Lincoln County, Nevada power plant project expired, and the sale of 98 acre-feet of water rights in Kane Springs, Lincoln County, Nevada for $864,000.

In 2011 our prime source of revenue was derived from lease income from certain of our ranch properties. Our lease income totaled $780,000 in 2011. There were no significant sales real estate and water assets in 2011.

Other revenues for all periods presented consists largely of water and farm lease income.

Segment Expenses

In 2013, our total expenses increased by $17.4 million. This increase was due primarily to increased cost of real estate and water assets sold of $16.5 million in 2013 as compared to 2012 from the two transactions noted in segment revenue above.

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

The impairment charge of $16.2 million recorded in 2011 related to our intangible asset at Fish Springs Ranch in Washoe County, Nevada. Specific events occurred in Washoe County during the third quarter of 2011 that caused us to update our discounted cash flow models that calculate an estimated fair value for our intangible assets of water credits and pipeline rights. The changes in assumptions relate to the sales price of our water assets and the timing of future estimated sales both of which are extremely difficult to project. As a result of updating our discounted cash flow models, the fair value of this intangible asset was estimated at $84.9 million compared to its then carrying value of $101.1 million. Consequently, during the third quarter of 2011, we recorded the $16.2 million difference as an impairment charge to reflect the decrease in the estimated fair value of the asset.

In addition, we recorded a further impairment charge of $993,000 in 2013 related to this intangible asset. During the second quarter of 2013, specific events occurred in Washoe County that caused us to update our discounted cash flow models that calculate an estimated fair value for our intangible water credits and pipeline rights. The changes in assumptions relate to the timing of future estimated sales of our water assets as well as inputs in to the discount rate. As a result of updating our discounted cash flow models, the fair value of this intangible asset was estimated at $83.9 million compared to its then carrying value of $84.9 million. Consequently, in the second quarter of 2013, we recorded the $993,000 difference as an impairment charge to reflect the decrease in the estimated fair value of the asset.

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

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees.  Project expenses are expensed as appropriate, and fluctuate from period to period depending on activity with Vidler’s various water resource projects.  Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	certain costs related to intangible water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement);
•	the operation and sale of our farm properties in Idaho (ceased with the sale of these properties in 2013); and
•	certain costs for water resource development in Nevada & New Mexico.

REAL ESTATE OPERATIONS

Thousands of dollars	Year Ended December 31,			Change	Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Revenue:
Sale of real estate – UCP	$92,726	$58,126	$24,177	$34,600	$33,949
Sale of real estate – Nevada Land			31,288		(31,288)
Other	546	940	1,620	(394)	(680)
Segment total revenue	93,272	59,066	57,085	34,206	1,981
Expenses:
Cost of real estate – UCP	(70,518)	(41,659)	(17,312)	(28,859)	(24,347)
Cost of real estate – Nevada Land			(19,499)		19,499
Impairment on real estate assets	(418)		(5,180)	(418)	5,180
Interest expense		(1,017)	(69)	1,017	(948)
Operating expenses	(26,778)	(13,903)	(11,475)	(12,875)	(2,428)
Segment total expenses	(97,714)	(56,579)	(53,535)	(41,135)	(3,044)
Income (loss) before income taxes	$(4,442)	$2,487	$3,550	$(6,929)	$(1,063)

As of December 31, 2013, our businesses in the real estate operations segment are primarily conducted through our 57.7% owned subsidiaries UCP, Inc. and UCP, LLC and its homebuilding and land development operations in California and Washington. Our real estate operations for 2011 also include the results of Nevada Land & Resource Company (“Nevada Land”) which owned real estate and certain water, mineral and geothermal rights in northern Nevada. We sold the remaining real estate owned by Nevada Land in December 2011 and, accordingly, the real estate segment’s results from 2011 forward no longer include the revenues, costs and net income from the sale of real estate and lease income in Nevada Land.

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

In 2013, 2012 and 2011 UCP sourced, underwrote and acquired real estate in its target markets to increase its land inventory and ability to either build and sell homes through its wholly owned subsidiary, Benchmark Communities, or develop land and sell lots to third-party homebuilders. UCP actively acquires and develops lots in California and Washington State in an effort to maintain and grow its lot supply. In addition to expanding its business in existing markets in California and Washington State, UCP continues to evaluate opportunities to expand into other markets with favorable housing demand fundamentals, including, in particular, long-term population and employment growth.

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

Segment Revenue and Gross Margin

In 2013, total segment revenue increased by 58% to $93.3 million as compared to total segment revenue of $59.1 million in 2012.  This increase in revenue of $34.2 million was attributable to a combination of the change in volume and average sales price (“ASP”) of homes and lots sold by UCP in 2013 as compared to 2012 as follows:

•
an increase in the number of homes sold to 196 homes in 2013 as compared to 41 homes in 2012. The number of selling communities at the end of the period increased from four at December 31, 2012 to seven at December 31, 2013;

•	an increase in the ASP of homes sold of approximately 8% to $370,000 per home in 2013 as compared to $343,000 per home in 2012;

•	a decrease in the number of lots sold to 253 units in 2013 as compared to 560 units in 2012; and

•	an increase in revenue per lot of approximately 1% to $80,000 per lot in 2013 as compared to $79,000 per lot in 2012.

Total gross margin increased by approximately $5.7 million to $22.2 million in 2013 as compared to $16.5 million in 2012. This increase in gross margin was primarily due to the increased volumes of homes sold in 2013 as compared to 2012 and, to a lesser extent, the increase in ASP of both homes and lots sold in 2013 as compared to 2012. The increased volume of home sales was driven by a year-over-year increase in the number of sales communities and a favorable sales pace at certain of these sale communities.
The gross margin percentage of lots sold in 2013 was 33% as compared to 28% in 2012 and the gross margin percentage of homes sold declined to 21% in 2013 as compared to 29% in 2012. This gross margin percentage change was primarily attributable to the different cost basis of the active selling communities in 2013 as compared to 2012.

In 2012, UCP revenue increased by 129% to $59.1 million as compared to revenue of $25.8 million in 2011.  This increase in revenue of $33.3 million was attributable to a combination of the change in volume and ASP of homes and lots sold by UCP in 2012 as compared to 2011 as follows:

•
an increase in the number of homes sold to 41 homes in 2012 as compared to 33 homes in 2011. The number of selling communities at the end of the period increased from two at December 31, 2011 to four at December 31, 2012;

•	an increase in the ASP of homes sold of approximately 37% to $343,000 per home in 2012 as compared to $251,000 per home in 2011;

•	an increase in the number of lots sold to 560 units in 2012 as compared to 118 units in 2011; and

•	a decrease in revenue per lot of approximately 41% to $79,000 per lot in 2012 as compared to $135,000 per lot in 2011.

UCP gross margin increased by approximately $9.6 million to $16.5 million in 2012 as compared to $6.9 million in 2011. This increase in gross margin was primarily due to the increased volumes of homes and lots sold in 2012 as compared to 2011, and an increase in ASP per home sold in 2012 as compared to 2011. The increased volume of home and lot sales was driven by a year-over-year increase in the number of sales communities.
The gross margin percentage of UCP lots sold in 2012 was 28% as compared to 26% in 2011 and the gross margin percentage of homes sold declined to 29% in 2012 as compared to 33% in 2011. This gross margin percentage change was primarily attributable to the different cost basis of the active selling communities in 2012 as compared to 2011.

The volume and gross margin percentage of lots sold may vary considerably from period to period based on several factors including the stage of development, the location and the cost basis of the lot.

Summary Results of UCP Revenue and Gross Margin

	Year Ended December 31,
	2013	2012	2011
Lots sold	253	560	118
Homes sold	196	41	33

Revenue (in thousands)
Lot revenue - total	$20,215	$44,066	$15,893
Lot revenue - per lot	$80	$79	$135

Home revenue - total	$72,511	$14,060	$8,284
Home revenue - per home	$370	$343	$251

Gross Margin
Gross margin - lots	$6,625	$12,362	$4,160
Gross margin percentage - lots	33%	28%	26%

Gross margin - homes	$15,583	$4,105	$2,705
Gross margin percentage - homes	21%	29%	33%

In 2011 Nevada Land recorded revenues of $31.3 million from the sale of over 480,000 acres in northern Nevada. Of this total, $31 million represented the total sale proceeds from the sale of Nevada Land. At the time of the sale of Nevada Land in December 2011 its only asset was 480,000 acres in northern Nevada together with related leases, licenses and certain water rights. The gross margin on the sale of land at Nevada Land was $11.8 million.

Other income in 2013 amounted to $546,000 compared to $940,000 in 2012, and $1.6 million in 2011.  In 2013, other income arose primarily from easements, development work reimbursements, and investment income. In 2011, this income arose from land leases, principally for grazing and mining use, and royalties primarily from geothermal agreements at Nevada Land. Due to the sale of Nevada Land in December 2011, no income of this nature is reported in the real estate segment in 2013 and 2012.

Segment Expenses

Segment operating expenses were $26.8 million in 2013 compared to $13.9 million in 2012, and $11.5 million in 2011. Operating expenses in 2013 increased by $12.9 million compared to 2012.  This increase was due primarily to the following factors:

•	an increase in salaries and benefits in 2013 as compared to 2012 of $4.7 million due to additional headcount as UCP continued to grow its development and homebuilding business;

•
a charge of $2.2 million in 2013 for stock based compensation with no corresponding charge in 2012. On completion of the initial public offering, certain directors and officers of UCP were granted an aggregate of 430,333 Class A restricted stock units (“RSU”) with an aggregate grant value of $6.5 million. The awards to the officers (422,333 RSUs) vest 1/3 on December 31, 2013, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date. The awards to the directors (8,000 RSUs) vest on the first anniversary of the grant date. The associated stock-based compensation expense is calculated based on the fair value of UCP’s stock on the date the awards were granted ($15 per share) and is recognized over the vesting period of the awards;

•	an increase in marketing and sales costs in 2013 as compared to 2012 of $1.4 million due to an increased volume of homes sold in 2013 as compared to 2012; and

•	an increase in legal and audit costs of $1.3 million, incurred primarily in connection with offering and reorganization costs related to the initial public offering.

Operating expenses in 2012 increased by $2.4 million compared to 2011. This increase was due primarily to increased operating costs and overhead at UCP as UCP increased its development and homebuilding activities in 2012.

In 2011, the state of the housing market impacted the timing and potential sales proceeds of certain of UCP’s projects. We revised and updated UCP’s projects’ expected cash flows as facts and circumstances dictated that we evaluate whether each project’s expected cash flows were in excess of their carrying value. While the vast majority of UCP’s projects’ expected future cash flows exceeded their carrying values as of December 31, 2011, there were certain projects, primarily located in outlying areas of Fresno, where current market data indicated our expected future cash flows, which can be very difficult to project, would not exceed their carrying values. Accordingly, we measured the fair values of these projects using discounted cash flow models and recorded a non-cash impairment charge of $5.2 million in the real estate segment’s results of operations for 2011. There were no impairment charges recorded in 2013 or 2012 for UCP’s inventory of real estate.

However, we recorded an impairment loss of $417,000 during 2013 on the carrying value of a property, owned by Bedrock, (which is not part of UCP’s results of operations nor is it included in UCP’s inventory of lots). The property, located near Fresno, California, was purchased by us prior to our acquisition of UCP. We have developed the property over several years and we believe that the property has further value in the future as Fresno continues to grow. However, in 2013 we received an unsolicited offer from a local government agency to purchase the property. In response, we obtained a current appraisal of the value of the property, and during 2013, we wrote down the value of the property to the appraised value.

The $6.9 million decrease in segment income in 2013 compared to 2012 is largely due to the following combination of factors:

•	an increase in gross margin of $5.7 million from sales at UCP in 2013; and

•	an increase in operating costs of $12.9 million in 2013.

The $1.1 million decrease in segment income in 2012 compared to 2011 is largely due to the following combination of factors:

•	an increase in gross margin of $9.6 million from sales at UCP in 2012;

•	an increase in operating costs of $2.4 million in 2012;

•	a decrease in gross margin of $11.8 million from the final sales of land at Nevada Land in 2011; and

•	an impairment charge of $5.2 million recorded in 2011 with no corresponding charges in 2012.

AGRIBUSINESS OPERATIONS

Thousands of dollars	Year Ended December 31,			Change	Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Revenue:
Sales of canola oil and meal	$184,139	$85,255		$98,884	$85,255
Other	509	50	$9	459	41
Segment total revenue	184,648	85,305	9	99,343	85,296
Cost of goods sold:
Cost of canola seed	(173,210)	(77,549)		(95,661)	(77,549)
Depreciation expense	(8,221)	(3,187)		(5,034)	(3,187)
Other direct costs of production	(9,269)	(4,094)		(5,175)	(4,094)
Total cost of goods sold	(190,700)	(84,830)		(105,870)	(84,830)
Expenses:
Depreciation	(146)	(284)	(10)	138	(274)
Interest expense	(5,746)	(2,654)		(3,092)	(2,654)
Overhead & other costs	(11,321)	(10,191)	(5,423)	(1,130)	(4,768)
Segment total expenses	(207,913)	(97,959)	(5,433)	(109,954)	(92,526)
Loss before income taxes	$(23,265)	$(12,654)	$(5,424)	$(10,611)	$(7,230)

Segment Revenue and Gross Margin

We generated sales of canola oil and meal of $184.1 million in the year ended, December 31, 2013. Our gross margin (sales of canola oil and meal less total cost of goods sold) was negative $6.6 million in 2013 largely due to the high cost and lack of availability of canola seed. This was due to short supplies of canola seed arising from two below average crop years of canola seed. The high cost of canola seed in 2013 resulted in poor industry-wide crushing margins (sales of canola oil and meal less cost of canola seed) and contributed to the negative gross margin recorded in 2013. The lack of available seed for crushing led to operating at less than full capacity during 2013. During 2013 we crushed an average of 933 tons per day which is significantly below our estimate of the plant’s current sustained capacity of 1,200 tons per day. The effect of operating at less than maximum capacity also contributed to a negative gross margin as the average daily crush rate was insufficient for us to recover all of our depreciation and other direct costs of production allocated to cost of goods sold. Direct costs of production include both the fixed costs of the salaries and benefits of the employees at the plant and the variable costs of operating the plant such as electricity, gas and water expense.

As a result of the plant commencing crushing operations in 2012, we started depreciating the plant in the third quarter of 2012. As such, we recorded a full year’s charge for depreciation in cost of goods sold in 2013 of 8.2 million and a 3.2 million charge for depreciation in cost of goods sold in 2012 (with no corresponding charge in 2011).

We generated sales of canola oil and meal of $85.3 million in the year ended, December 31, 2012, which represented about four and a half months operating activity since full-scale operations commenced in mid-August, 2012. We generated a gross margin of $425,000 in the year ended December 31, 2012.

We do not consider the plant’s results for revenue generated and the gross margin for 2013 and 2012 to be indicative of the plant’s future long-term operating results for a number of reasons. In 2012 the plant operated in start-up mode for significant periods and we frequently started and stopped crushing operations prior to the plant performance testing phase to make minor equipment modifications and calibrate certain equipment to maximize future efficiency. In 2012 and 2013 we experienced an unusually poor crush margin environment due to the high price and lack of availability of canola seed.

The results of operations in 2011 do not include any canola oil and meal revenues as crushing operations did not commence until the third quarter of 2012. The operating loss in 2011 represents the overhead to oversee the construction of the plant as well as risk management costs.

Segment Expenses

Overhead and other costs in the year ended December 31, 2013 and 2012 include salaries and benefits of employees not directly involved in crushing operations, marketing fees under our agreement with Purina Animal Nutrition, LLC, legal and office costs. Costs also include due diligence and other expenses incurred to explore potential expansion opportunities within the Agribusiness segment. The year-over-year increase in overhead and other costs of $1.1 million is primarily due to these due diligence expenses incurred in 2013.

During the third quarter 2012 we converted the construction loan to a term loan under the terms of the original credit agreement as the plant had achieved project construction completion. As of December 31, 2013, $83.5 million was outstanding under the term loan and $4.8 million was outstanding under a revolving credit facility. In 2013 and 2012, we recorded interest expense of $5.7 million and $2.7 million, respectively related to these loans (the interest charge was capitalized in 2011).

During the three years ended 2013, we entered in to several swap agreements with an international bank as the counterparty. The swap agreements were used as a risk management tool to assist in the management of our crush margin by swapping the floating price of the Board margin for a fixed price during the period the swap is in place.

In 2013 and 2012, we recorded a net loss of $2.8 million and a net gain of $2.1 million in cost of goods sold, respectively from the movement in fair value and settlement of our derivative contracts. Our derivative contracts not only include the swap agreements but also forward and futures contracts (which we use to assist in the risk management of the price of our seed, oil and meal inventories).

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

The swap agreements are derivative instruments recorded at fair value but do not qualify for hedge accounting treatment. As a result, we record a gain or loss on the movement in the fair value of the derivative instrument in cost of canola oil and meal sold.

In addition, readily marketable inventory as of December 31, 2013 is carried at net realizable value on our balance sheet based on quoted market prices in active markets. Changes in the value of our readily marketable inventory are recognized in cost of canola oil and meal sold each period. In 2013 and 2012, we recorded a loss of $64,000 and a gain of $1.2 million, respectively in the results of operations primarily as commodity prices have fluctuated in value. There was no change in value of our readily marketable inventory in 2011 as we did not purchase canola seed or produce canola meal and oil inventories in 2011.

CORPORATE

Thousands of dollars	Year Ended December 31,			Change	Change
	2013	2012	2011	2012 to 2013	2011 to 2012
Revenue:
Deferred compensation revenue	$946	$2,057	$2,712	$(1,111)	$(655)
Other revenue	26,452	557	3,684	25,895	(3,127)
Segment total revenue	27,398	2,614	6,396	24,784	(3,782)
Expenses:
Stock-based compensation expense	(3,812)	(3,873)	(4,536)	61	663
Deferred compensation expense	(2,318)	(2,403)	(1,843)	85	(560)
Net foreign exchange gain	658	584	320	74	264
Interest expense	(629)	(428)	(49)	(201)	(379)
Other	(12,874)	(9,626)	(10,840)	(3,248)	1,214
Segment total expenses	(18,975)	(15,746)	(16,948)	(3,229)	1,202
Income (loss) before income taxes	$8,423	$(13,132)	$(10,552)	$21,555	$(2,580)

The corporate segment consists of cash, fixed-income securities and equity securities, including the portfolio of Swiss equity securities and, as a result of the merger during the third quarter of 2013 between Spigit and Mindjet, our resulting investment in Mindjet. The corporate segment also includes the assets, liabilities and the results of operations of our recently formed oil and gas venture, Mendell Energy, LLC (“Mendell Energy”) and other parent company assets and liabilities which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors. Revenue consists of interest earned on cash balances and securities and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year. In addition, revenue in 2013 also includes our share of revenue generated from oil and gas sales from wells drilled by Mendell. The segment results above do not include our share of the income or loss from any investments we account for using the equity method.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, for example, salaries and benefits, directors’ fees, shareholder costs, rent for our head office, stock-based compensation expense, and deferred compensation expense. In addition, expenses in 2013 and 2012 include expenses related to the start-up and operation of Mendell Energy.  In any one year, corporate segment expenses can increase or decrease due to one or more individually significant expense or benefit items which occur irregularly (for example, the recording of stock-based compensation expense), or which fluctuate from period to period (for example, foreign currency gain or loss).  Consequently, corporate segment expenses are not typically comparable from year to year.

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

Segment Revenues

Segment revenue in 2013 increased by 24.8 million as compared to 2012. The increase in segment revenue is principally due to the gain recorded on the deconsolidation of Spigit in 2013.

On September 10, 2013, Spigit was merged with Mindjet and as a result, we no longer own a controlling financial interest in Spigit. On the date of the merger, we deconsolidated the assets and liabilities of Spigit, and simultaneously recorded our investment in Mindjet at fair value resulting in a gain of $21.2 million before certain transaction expenses described below.

We also recorded revenue in 2013 of $1.7 million from our share of oil and gas sales from two wells drilled by Mendell Energy located in the Wattenburg Field in Colorado. There was no corresponding revenue in 2012 and 2011.

In 2012, segment revenue consisted primarily of $2.1 million of interest income and realized gains from the deferred compensation accounts.

In 2011, revenue consisted of $2.9 million from gain on the sale of debt and equity securities and $2.7 million of interest income and realized gains from the deferred compensation accounts.

Segment Expenses

In 2013, segment expenses of $19 million primarily consisted of:

•	stock-based compensation expense of $3.8 million;

•	deferred compensation expense of $2.3 million; and

•	other overhead and costs of approximately $12.9 million.

Included in other overhead and costs was a $2.2 million expense incurred in conjunction with the merger between Spigit and Mindjet which reflects the fair value of Mindjet common shares granted to certain members of Spigit management from our allocation of Mindjet common shares under the terms of the merger. In addition, other overhead and costs included costs of $1.9 million related to the operation and development of Mendell’s oil and gas wells and leases.

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

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the closing price of PICO common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of December 31, 2013, there was $3 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests.

The stock-based compensation expense consists primarily of restricted stock units (“RSU”) granted to certain officers and non-employee directors (in thousands):

	2013	2012	2011
RSU - Officers	$3,483	$3,637	$4,405
RSU - Directors	329	175
RSA - Directors		61	131
	$3,812	$3,873	$4,536

RSU:

During 2013, as part of the directors’ annual compensation program, the Company issued 2,205 RSU to each of the seven non-employee directors of the Company. The RSU vest one year from the date of the grant. The RSU were valued at the Company’s closing stock price on the date of grant, and the compensation expense is being recognized over the vesting period of the awards.

The Company awarded RSU in 2010 and 2009 under its 2005 shareholder-approved plan. When an award vests, the recipient receives a new share of PICO common stock for each RSU, less that number of shares of common stock equal in value to applicable withholding taxes. Compensation expense for RSU awards is recorded over the vesting period.

In March 2009, 300,000 RSU were granted to various officers, and in October 2010, 454,000 RSU were granted to various officers.  The total value of the 2009 grant was $5.9 million, and the total value of the 2010 grant was $13.9 million, which was calculated based on the closing price of PICO common stock on date the RSU were granted. The expense is recorded over the vesting period of the grants (four years for the 2010 grant, and three years for the 2009 grant). The 2009 RSU grants all vested in March 2012. As of December 31, 2013 there were 454,000 RSU from the 2010 grant outstanding that we anticipate will vest in October 2014.

Stock Appreciation Rights (“SAR”):

There were no SAR grants in any of the three years ended December 31, 2013. At December 31, 2013, there were 1,130,155 SAR outstanding with an exercise price of $33.76, and 486,470 SAR outstanding with an exercise price of $42.71.  The exercise price of all granted SAR was higher than the closing PICO common stock price at December 31, 2013 of $23.10.

Foreign Exchange Gain or Loss

The foreign exchange gains recorded principally result from the effect of fluctuation in the exchange rate between the U.S. dollar and the Swiss Franc on the balance of an intercompany loan made to PICO European, which is denominated in Swiss Francs.

Investment in Unconsolidated Affiliate (Mindjet)

At December 31, 2013, we owned 28.8% of the voting interest in Mindjet, comprised of 15.2% of common shares and 13.6% of preferred shares, which is reported as an equity investment in our consolidated financial statements as we believe that we exercise significant influence over Mindjet’s operating and financial policies.  Our share of Mindjet’s loss is reported below our income or loss before income taxes and is therefore not part of the corporate segment result shown in the table above.

We account for the investment in Mindjet common stock using the equity method of accounting which resulted in recording a loss of $565,000 in the statement of operations and comprehensive income or loss within equity in loss of affiliate representing our 15.2% share of Mindjet’s loss for the period September 11, 2013 to December 31, 2013. The investment in preferred stock is held at its initial carrying value in the accompanying consolidated balance sheet.

ENTERPRISE SOFTWARE

Year Ended
Thousands of dollars	December 31, 2013
Software and services revenue	$13,649

Costs and expenses:
Cost of software and services sold	(3,033)
Interest expense	(300)
Depreciation	(64)
Operating expenses	(15,533)
Segment total expenses	(18,930)
Loss before income taxes	$(5,281)

This segment comprises the results of operations of Spigit. The year ended December 31, 2013 includes the results of Spigit for the period ended September 10, 2013, the date we deconsolidated Spigit as a result of the merger with Mindjet.

As of December 31, 2012, we owned 27% of the voting stock in Spigit and applied the equity method of accounting.  However, the losses reported by Spigit prior to December 31, 2011 reduced our carrying value in the investment in Spigit to zero at December 31, 2012, and therefore no equity in loss of unconsolidated affiliate was recorded in 2012.

On January 31, 2013, we acquired additional common stock and Series F voting preferred stock in Spigit in an initial transaction by obtaining newly issued shares directly from Spigit for $5 million and converting outstanding loans. Subsequent to the initial transaction, we invested an additional $5 million in Series F voting preferred stock. As a result of these transactions, we increased our voting ownership in Spigit from 27% at December 31, 2012, to 73% during 2013. In accordance with applicable accounting guidance, the initial acquisition was accounted for using the acquisition method of accounting, and as such, the results of Spigit were included in our consolidated statement of operations starting on the date of acquisition.

On September 10, 2013, Spigit was merged with Mindjet and as a result, we no longer own a controlling financial interest in Spigit. On the date of the merger, we deconsolidated the assets and liabilities of Spigit, and simultaneously recorded our investment in Mindjet at fair value.

Segment Revenue and Gross Margin

Revenue consists primarily of software license agreements (both new customers and customer renewals) and recurring and one-time service fees and was $13.6 million in 2013.

Cost of software and services sold was $3 million in 2013. Cost of software and services sold primarily consists of costs related to hosting of the Company’s application suite and expenses related to its hosting facility, plus the cost of providing consulting services to our customers.

Segment Expenses

Operating expenses were $15.5 million for 2013. The majority of these costs are for salaries and benefits related to sales, marketing, and product management.

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

The net income or loss for each period is as follows (in thousands):

	Year ended December 31,
	2012	2011
Net investment income	$572	$1,136
Net realized gain on investments	4,059	19,113
Other income	123	65
	4,754	20,314
Operating and other costs	(977)	(1,341)
Income before income taxes	3,777	18,973
Provision for income taxes		(6,674)
Income from operations	3,777	12,299
Loss on write down of assets to fair value	(6,920)
Net income (loss)	$(3,143)	$12,299

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

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

Our cash and cash equivalents and available-for-sale investments held in each segment at December 31, 2013 were as follows:

•	Water resource and water storage operations segment held cash of $303,000.
•	Real estate operations segment held cash of $87.5 million.
•	Agribusiness segment held cash of $49,000.
•
Corporate segment held cash of $50.2 million, and marketable equity and debt securities with a market value of $41.4 million and $9.2 million, respectively. Included in those totals is $2.2 million in cash, $10.5 million in equities and $9.2 million in debt securities that are held in deferred compensation rabbi trusts accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include existing cash, cash flows from our real estate and agribusiness operations, the sale of water and water resource assets, loans, and debt or equity offerings.  We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings.

Our cash flows fluctuate depending on the capital requirements of our operating subsidiaries. The cash flow profile of our principal operating subsidiaries is as follows:

Water Resource and Water Storage Operations

A substantial portion of our revenue in this segment has come from the one-time sale of real estate and water assets. The assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S. The timing and amount of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one period to another. Our project expenses are generally discretionary in nature.

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

Agribusiness

We recorded $184.1 million in sales of canola oil and meal and $190.7 million in cost of sales of such products during 2013. Generally, during periods when commodity prices are rising, we require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories. During most of 2013, there was tight supply of canola seed due to weather related crop impacts and consequently, market prices for seed traded at historically high levels. This environment increased our working capital requirements. We have financed operations with cash received from sales of our canola products, and cash from our revolving credit facility. PICO also invested an additional $17.5 million in the business in 2013. If our canola business continues to report losses, it is possible we could breach one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business.

At December 31, 2013, Northstar had $88.3 million outstanding under a $116.5 million credit agreement which consisted of:

• $83.5 million outstanding of the non-recourse senior secured multi-draw loans to finance the construction of the plant. Interest is payable quarterly, and the principal will be repaid over five years, with quarterly payments of $1.5 that began on March 31, 2013 and a final payment of $62.6 million due on August 14, 2017; and

• $4.8 million outstanding on a $27 million non-recourse senior secured revolving credit facility that provides the business with working capital. The revolving credit facility will be available until August 14, 2017.

The credit agreement contains the following significant financial covenants which the Company was in compliance with each covenant at December 31, 2013.

1) Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At December 31, 2013, Northstar’s ratio was approximately 0.59.

2) Debt Service Coverage Ratio: Northstar will not permit its debt service coverage ratio to be less than 1.75 to 1.00 as of the last day of any quarter. At December 31, 2013, Northstar’s ratio was approximately 1.82.

3) Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $60 million. At December 31, 2013, Northstar’s net worth was approximately $60.4 million.

The credit agreement includes certain restrictions as follows:

1) The proceeds of the working capital loan cannot be used to finance the payment of any construction expenses, payment of any dividends or distributions, finance inventory located in Canada having a cost basis in excess of $1 million, or to finance inventory located in any province in Canada other than Manitoba.

2) Northstar cannot declare or pay any dividends or distributions (in cash, property or obligations) provided, however, that so long as no event of default has occurred and is continuing, Northstar is in compliance with all material financial covenants, and after giving effect to such distribution, Northstar’s liquidity is not less than $3 million.

3) The restricted cash balance of $5.3 million includes $5 million for a debt service reserve and the remaining amount can only be used to pay swap liabilities, debt payments or margin calls.

Enterprise Software

Our enterprise software segment consisted of the results of operations of Spigit. During 2013, Spigit was merged with Mindjet, another privately held enterprise software developer. As a result of the merger transaction, we no longer own a controlling financial interest in Spigit and therefore during 2013, we deconsolidated the assets and liabilities of Spigit, and simultaneously recorded our investment in Mindjet at fair value, on the date of the merger. We have accounted for our investment in the common stock of Mindjet using the equity method of accounting and reported our investment in the preferred stock at its initial carrying value. Consequently, we will no longer report activity within the enterprise software segment.

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

Consolidated Cash and Securities

At December 31, 2013, we had unrestricted and available cash of $125.9 million, and available-for-sale debt and equity securities of $30.9 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segments.

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

Cash Flow

Our cash flows from operating, investing, and financing activities of continuing operations for each of the past three years were as follows (in thousands):

	2013	2012	2011
Cash provided by (used in) continuing operations:
Operating activities	$(58,564)	$(45,872)	$(1,987)
Investing activities	2,722	(26,775)	(49,313)
Financing activities	94,165	40,063	38,068
Effect of exchange rates on cash	(399)	(535)	(169)
Increase (decrease) in cash and cash equivalents	$37,924	$(33,119)	$(13,401)

Cash Flows From Operating Activities

During 2013, our operating activities from continuing operations used cash of $58.6 million. The primary uses of cash were $189.9 million to purchase canola seed and $105.4 million (net of debt financing of $6.6 million) to acquire and develop our residential homes and lots. We used $74.6 million for overhead expenses, primarily for salaries, benefits, marketing expenses, commissions, professional fees, interest and various project and other expenses. Offsetting the uses of cash from operating activities were $186.4 million in cash received from sales of canola oil and meal, $93.3 million in cash received from the sale of residential homes and lots, and $24.1 million in cash received from sales of real estate and water assets.

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

Cash Flows From Investing Activities

During 2013, proceeds from the sale of debt and equity securities provided cash of $22.7 million, and we purchased $20.3 million of securities, which principally reflects investing activity in our Swiss portfolio, and the deferred compensation portfolios.

During 2012, we closed the sale of our insurance segment for $15.5 million. Proceeds from the sale of debt and equity securities provided cash of $16.1 million, and we purchased $10.4 million of new equities, which principally reflects activity in our Swiss and deferred compensation portfolios. We spent $32.9 million on plant and equipment, substantially consisting of the final construction costs for our canola processing plant. Discontinued operations used cash of $11.4 million in investing activities.

During 2011, proceeds from the sale of debt and equity securities provided cash of $44.5 million, and we purchased $7.1 million of debt and equity securities, which principally reflects activity in our Swiss and deferred compensation portfolios. We spent $91.9 million on plant and equipment, primarily on construction of our canola processing plant.

Cash Flows From Financing Activities

The most significant cash inflows and outflows from financing activities from continuing operations were:

•
in 2013, the most significant cash inflow was from the $105.5 million raised in our IPO of UCP common stock; we also borrowed $33.7 million to finance the acquisitions of real estate and home construction and borrowed $34.2 million on our line of credit to finance working capital needs in our agribusiness operations. Offsetting these inflows were repayments of $38.5 million of mortgage debt on real estate that was sold during the year and $40.2 million paid on the debt in our agribusiness operations.

•
in 2012, we borrowed $43.5 million to pay for construction costs of our canola plant, and drew $5 million on the working capital loan to finance its operations. We borrowed $7.4 million to finance residential real estate construction and paid down $13.7 million of mortgage debt on property that was sold during the year in our real estate segment; and

•
in 2011, we borrowed $46 million to pay for construction costs of our canola plant. UCP borrowed $5.5 million to finance construction costs, and repaid $3.8 million of mortgage debt on property that it sold during the year. We used $5 million (4.5 million Swiss Francs) to repay a fixed advance which matured, and Vidler paid down $398,000 due on a note outstanding. In addition, we used cash of $4.3 million to pay debt issuance costs to establish the Northstar debt facility.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2013 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt (1)	$46,147	$90,121	$46	$453	$136,767
Interest on debt	5,898	12,183	1,673	328	20,082
Operating leases	1,291	2,899	1,077		5,267
Other debt/obligations (primarily construction contracts) (2)	28,224				28,224
Total	$81,560	$105,203	$2,796	$781	$190,340

The Company had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2013.

(1) Payments in years one to three primarily represent repayment of amounts we borrowed under the $89.5 million senior secured construction loan discussed below.

(2) Primarily includes $24.6 million of cancelable subcontractor labor and material commitments and open vendor contracts as of December 31, 2013 (assuming the related projects are completed in full).

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

At December 31, 2013, we had $9.2 million of debt securities, $225,000 of which were denominated in foreign currencies, (primarily New Zealand dollars), and $41.4 million of marketable equity securities, $23.1 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk. At December 31, 2012, we had $8 million of debt securities, $559,000 of which were denominated in New Zealand dollars, and $40.4 million of marketable equity securities, $21.9 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For debt securities, we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security.  At December 31, 2013, and 2012, the model calculated a loss in fair value of $171,000 and $122,000, respectively.  For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity.  For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at December 31, 2013, and 2012, of $8.3 million and $6.4 million, respectively, that would reduce the unrealized appreciation in shareholders’ equity.  The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss at December 31, 2013, and 2012, of $1.1 million and $993,000, respectively, that would impact the foreign currency translation in shareholders’ equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except per share amounts) for 2013 and 2012 are shown below.  In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

During the first quarter of the year ended December 31, 2013, the Company acquired a controlling interest in Spigit, and as such, the results of Spigit were included in the Company’s consolidated statement of operations and comprehensive income or loss starting on the date of acquisition. On September 10, 2013, Spigit was merged with Mindjet. Consequently, the Company deconsolidated the assets and liabilities of Spigit, and simultaneously recorded its investment in Mindjet at fair value, on the date of the merger. As a result of the deconsolidation of Spigit, the Company’s assets decreased by $24.8 million, and liabilities decreased by $18.9 million. The Company accounts for its investment in the common stock of Mindjet using the equity method of accounting, and therefore will not record any software revenue, expenses or gross profit going forward.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Sale of real estate and water assets	$11,807	$51,385	$23,766	$29,818
Sale of canola oil and meal	39,556	44,913	55,306	44,364
Sale of software	3,650	5,597	4,402
Other	1,795	3,312	23,312	1,846
Total revenue and other income	$56,808	$105,207	$106,786	$76,028

Gross profit - real estate and water assets	$3,755	$13,166	$5,706	$6,692
Gross profit (loss) - canola oil and meal(1)	$(5,106)	$(4,495)	$2,224	$816
Gross profit - software	$2,349	$4,965	$3,302

Net income (loss)	$(16,775)	$(9,499)	$7,120	$(10,040)
Net income (loss) attributable to PICO Holdings, Inc.	$(14,975)	$(7,709)	$8,166	$(7,780)
Basic and diluted net income (loss) per share - continuing operations	$(0.66)	$(0.34)	$0.36	$(0.34)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Sale of real estate and water assets	$3,544	$1,441	$24,172	$29,863
Sale of canola oil and meal		9,640	42,079	33,537
Other	2,141	1,469	1,115	1,080
Total revenue and other income	$5,685	$12,550	$67,366	$64,480

Gross profit - real estate and water assets	$1,234	$381	$6,684	$8,727
Gross profit - canola oil and meal(1)		$838	$(1,235)	$821

Net loss	$(5,118)	$(15,953)	$(6,392)	$(1,046)
Net loss attributable to PICO Holdings, Inc.	$(4,896)	$(15,433)	$(5,265)	$(3,479)
Net income (loss) per common share:
Basic and diluted net loss per share - continuing operations	$(0.24)	$(0.45)	$(0.32)	$(0.13)
Basic and diluted net income (loss) per share - discontinued operations	$0.02	$(0.23)	$0.09	$(0.04)

(1) Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2012, the Company discovered that $7.3 million of labor and certain overhead costs related to the purchasing and production of the inventory, including deprecation of plant and equipment and energy costs, which should have been presented within cost of canola oil and meal sold, were inappropriately presented as $4.1 million within operating and other costs and $3.2 million as depreciation and amortization for the year ended December 31, 2012.  This classification error has been corrected in the consolidated statements of operations and comprehensive income or loss for the year ended December 31, 2012. For the interim periods of the year ended December 31, 2013, the expenses have been properly presented within gross profit-canola oil and meal sold in the table above. The presentation of gross profit-canola oil and meal for interim periods of the year ended December 31, 2012 have also been corrected in this table. The change in presentation of these costs did not impact revenues, net loss or net loss per common share in any period.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2013 AND 2012
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income or loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 14, 2014

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(In thousands)

	2013	2012
ASSETS
Cash and cash equivalents	$138,039	$100,115
Investments ($50.6 million and $48.5 million measured at fair value at December 31, 2013 and 2012, respectively)	78,657	50,524
Real estate and water assets, net	254,208	212,280
Property, plant and equipment, net	123,444	128,654
Intangible water assets	124,880	130,058
Other assets	43,324	45,543
Total assets	$762,552	$667,174

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$136,767	$141,008
Accounts payable, accrued expenses and other liabilities	36,780	25,063
Deferred compensation	24,160	22,607
Total liabilities	197,707	188,678

Commitments and Contingencies

Common stock, $.001 par value; authorized 100,000 shares, 25,821 issued and 22,747 outstanding at December 31, 2013, and 25,807 issued and 22,734 outstanding at December 31, 2012.	26	26
Additional paid-in capital	546,307	526,591
Retained (deficit) earnings	(17,083)	5,215
Accumulated other comprehensive income (loss)	232	(2,014)
Treasury stock, at cost (common shares: 3,073 in 2013 and 2012)	(56,593)	(56,593)
Total PICO Holdings, Inc. shareholders’ equity	472,889	473,225
Noncontrolling interest in subsidiaries	91,956	5,271
Total shareholders’ equity	564,845	478,496
Total liabilities and shareholders’ equity	$762,552	$667,174

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
For the years ended December 31, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011
REVENUES AND OTHER INCOME:
Sale of real estate and water assets	$116,776	$59,020	$55,679
Sale of canola oil and meal	184,139	85,255
Sales of software	13,649
Other income	30,265	5,806	9,160
Total revenues and other income	344,829	150,081	64,839

COST OF SALES:
Cost of real estate and water assets sold	87,457	42,142	36,851
Cost of canola oil and meal sold	190,700	84,831
Cost of software sold	3,033
Total cost of sales	281,190	126,973	36,851

EXPENSES:
Operating and other costs	78,015	46,566	39,650
Impairment loss on real estate and water assets	1,410		21,404
Interest	6,881	4,153	146
Depreciation and amortization	2,765	1,967	1,445
Total costs and expenses	370,261	179,659	99,496
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(25,432)	(29,578)	(34,657)
Provision (benefit) for federal, foreign, and state income taxes	3,197	(1,069)	22,151
Equity in loss of unconsolidated affiliate	(565)		(5,293)
Loss from continuing operations	(29,194)	(28,509)	(62,101)
Income (loss) from discontinued operations, net of income taxes		(3,143)	12,299
Net loss	(29,194)	(31,652)	(49,802)
(Income) loss attributable to noncontrolling interests	6,896	2,579	(4,740)
Net loss attributable to PICO Holdings, Inc.	$(22,298)	$(29,073)	$(54,542)

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS, CONTINUED
(In thousands, except per share data)

	2013	2012	2011
Other Comprehensive Loss:
Net loss	$(29,194)	$(31,652)	$(49,802)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	2,411	(226)	(15,427)
Foreign currency translation	(165)	(829)	(859)
Total other comprehensive income (loss), net of tax	2,246	(1,055)	(16,286)
Comprehensive loss	(26,948)	(32,707)	(66,088)
Comprehensive (income) loss attributable to noncontrolling interests	6,896	2,579	(4,740)
Comprehensive loss attributable to PICO Holdings, Inc.	$(20,052)	$(30,128)	$(70,828)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.98)	$(1.14)	$(2.95)
Income (loss) from discontinued operations		(0.14)	0.54
Net loss per common share	$(0.98)	$(1.28)	$(2.41)
Weighted average shares outstanding	22,742	22,755	22,670

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

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2013
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, December 31, 2012	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496
Changes in ownership of noncontrolling interest			14,985					92,335	107,320
Stock-based compensation expense			4,731					1,246	5,977
Exercise of restricted stock units	14								—
Net loss				(22,298)				(6,896)	(29,194)
Unrealized gain on securities, net of deferred income tax of $1.2 million and reclassification adjustments of $1.1 million					2,411				2,411
Foreign currency translation					(165)				(165)
Ending balance, December 31, 2013	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,194)	$(31,652)	$(49,802)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (benefit) for deferred income taxes	2,870	(128)	26,289
Depreciation and amortization expense	10,986	5,154	1,437
Stock based compensation expense	5,977	3,873	4,536
(Gain) loss on sale or impairment of investments	(23,642)	120	(4,044)
(Income) loss from discontinued operations, net		3,143	(12,299)
Derivative instruments	707	(4,301)
Impairment loss on water assets and real estate	1,410		21,404
Equity in loss of unconsolidated affiliate	565		5,293
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Notes and other receivables	(4,179)	(3,820)	674
Real estate, water, and intangible assets	(32,375)	(3,935)	4,722
Inventory	211	(8,054)
Other assets	(1,472)	(7,838)	(2,313)
Deferred compensation	1,553	(14,376)	(1,563)
Accounts payable and accrued expenses	6,870	14,987	950
All other operating activities, net	1,149	955	2,729
Cash used in operating activities - continuing operations	(58,564)	(45,872)	(1,987)
Cash used in operating activities - discontinued operations		(3,759)	(5,320)
Net cash used in operating activities	(58,564)	(49,631)	(7,307)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of debt and equity securities	22,676	16,124	44,536
Proceeds from maturity of debt securities	1,809	831	5,231
Purchases of debt and equity securities	(20,290)	(10,446)	(7,106)
Decrease in restricted deposits	2,047	7,328
Purchases of property, plant and equipment	(4,724)	(32,918)	(91,868)
All other investing activities, net	1,204	(7,694)	(106)
Cash provided by (used in) investing activities - continuing operations	2,722	(26,775)	(49,313)
Cash provided by investing activities - discontinued operations		11,446	29,509
Net cash provided by (used in) investing activities	2,722	(15,329)	(19,804)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock of subsidiary, net of expenses	105,454
Proceeds from debt	67,868	55,892	51,520
Repayment of debt	(79,157)	(14,164)	(9,143)
Debt issuance costs			(4,309)
Purchase of treasury stock		(645)
All other financing activities, net		(1,020)
Cash provided by financing activities	94,165	40,063	38,068
Effect of exchange rate changes on cash	(399)	(535)	(169)
Net increase (decrease) in cash and cash equivalents	37,924	(25,432)	10,788
Cash and cash equivalents, beginning of year	100,115	125,547	114,759
Cash and cash equivalents, end of year	138,039	100,115	125,547
Less cash and cash equivalents of discontinued operations at the end of year			25,998
Cash and cash equivalents of continuing operations at the end of year	$138,039	$100,115	$99,549
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Payment of federal, foreign and state income taxes	$185	$2,913	$179
Interest paid, net of amounts capitalized	$6,801	$1,035	$2,954
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate	$6,605	$5,420	$5,276
Unpaid liability incurred for construction costs	$98	$538	$8,808
Increase in assets from business combination	$21,432
Increase in liabilities from business combination	$20,377
Decrease in assets from disposition of subsidiary	$24,800
Decrease in liabilities from disposition of subsidiary	$18,900
Conversion of note receivable to common stock in Spigit	$820
The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a diversified holding company. As of December 31, 2013, the Company has presented its consolidated financial statements and the accompanying notes to the consolidated financial statements using the guidelines prescribed for real estate companies, as the majority of the Company’s assets and operations are primarily engaged in real estate and related activities.

Currently PICO’s major activities include:

•	Developing water resources and water storage operations in the southwestern United States;

•	Developing land and homebuilding in California and Washington State;

•	Operating a canola seed crushing plant in Hallock, Minnesota; and

•	Acquiring and financing businesses.

The following are the Company’s significant operating subsidiaries as of December 31, 2013.  All subsidiaries are wholly-owned except where indicated:

Vidler Water Company, Inc. (“Vidler”).  Vidler is a Nevada corporation.  Vidler’s business involves identifying end users, namely water utilities, municipalities or developers, in the southwestern United States, who require water, and then locating a source and supplying the demand, either by utilizing Vidler’s own assets or securing other sources of supply.  These assets comprise water resources in Nevada, Arizona, Colorado, and New Mexico and a water storage facility and stored water in Arizona.

UCP, Inc. (“UCP”).  UCP is a public company homebuilder and land developer which owns and develops real estate in California, and Washington State.  UCP operates its homebuilder business through its subsidiary, Benchmark Communities, LLC, (“Benchmark”). PICO owns 57.7% of UCP.

PICO Northstar Hallock, LLC (“Northstar”), which is doing business as Northstar Agri Industries, is engaged in the agribusiness industry and operates a canola seed processing plant with an integrated refinery near Hallock, Minnesota that became operational in 2012. PICO owns 88% of the voting interest of Northstar, a Delaware limited liability company.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period.  The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the assessment of other-than-temporary impairments, and the application of the equity method of accounting, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities.  While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2013 and December 31, 2012, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Additional costs to develop or otherwise get real estate and water assets ready for their intended use are capitalized. These costs typically include direct home construction costs, legal fees, engineering, consulting, direct cost of well drilling or related construction and any interest cost capitalized on qualifying assets during the development period. The Company expenses all maintenance and repair costs on real estate and water assets. The types of costs capitalized are consistent across periods presented. Tangible water assets consist of various water interests currently in development or awaiting permitting. Water storage typically includes the cost of the real estate and direct construction costs to build the site.  Amortization of real estate improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from five to 15 years.

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At December 31, 2013 and 2012, the Company had real estate of $8.6 million and $2.9 million, respectively, classified as held for sale.

Intangible Water Assets:

Intangible water assets includes the costs of indefinite-lived intangible assets and is comprised of water rights and the exclusive right to use two water transportation pipelines. The Company capitalizes development and entitlement costs and other allocated costs, including interest, during the development period of the assets and transfers the costs to intangible water assets when water rights are permitted. Water rights consist of various water interests acquired or developed independently or in conjunction with the acquisition of real estate. When the Company purchases intangible water assets that are attached to real estate, an allocation of the total purchase price, including any direct costs of the acquisition, is made at the date of acquisition based on the estimated relative fair values of the water rights and the real estate. Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts.

The fair value of the intangible assets is calculated using discounted cash flow models that incorporate a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, timing of sales, and costs. These models are sensitive to minor changes in any of the input variables.

Investments:

The Company’s investment portfolio at December 31, 2013 and 2012 is comprised of marketable debt and equity securities, including domestic and foreign corporate bonds, and securities in privately held companies.

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

The Company purchases marketable debt and equity securities in the U.S. and abroad.  Approximately $23.1 million and $21.9 million of the Company’s available-for-sale investments at December 31, 2013, and 2012, respectively, were invested internationally, primarily in Switzerland.

Investment in Unconsolidated Affiliate:

Investments where the Company owns at least 20% but not more than 50% of the voting interest, or has the ability to exercise significant influence, but not control, over the investee are accounted for under the equity method of accounting.  Accordingly, the Company’s share of the income or loss of the affiliate is included in the Company’s consolidated results.

At December 31, 2013, the Company classified its investment in Mindjet Inc. a privately held company that develops social productivity software (“Mindjet”) as an unconsolidated affiliate. During the year ended 2013, the Company’s 73% owned consolidated subsidiary, Spigit, was merged with Mindjet. As a result of the merger, the Company owned common and preferred stock of Mindjet which represents 28.8% of the currently outstanding voting interest of Mindjet. The Company accounts for its investment in common stock using the equity method of accounting, and holds the investment in preferred stock at cost (See Note 15, Business Combinations, for additional information).

Other-than-Temporary Impairment:

All of the Company’s debt and equity investments are subject to a periodic impairment review.  The Company recognizes an impairment charge when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.  Factors considered in determining whether a loss is temporary on an equity security includes the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its cost.  If a security is impaired and continues to decline in value, additional impairment charges are recorded in the period of the decline if deemed other-than-temporary.  Subsequent recoveries of the value are reported as unrealized gains and are part of other comprehensive results in future periods.

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

Capitalized construction costs include all development costs incurred to get the canola seed processing plant ready for its intended use and primarily consisted of design plans, canola crush equipment, engineering, mechanical, and electrical work, certain legal and consulting fees, construction contractor fees, and capitalized interest on qualifying assets during the development period. Depreciation of plant assets is computed on the straight-line method over the estimated useful lives of the assets ranging from five to 30 years.

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

Noncontrolling Interests:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying consolidated financial statements.  In the consolidated statement of operations and comprehensive income or loss, the income or loss attributable to the noncontrolling interest is reported separately and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported within shareholders’ equity.

At December 31, 2013, noncontrolling interest reported in the consolidated financial statements includes the owners of 42.3% of UCP Inc. and the owners of the 12% interest in Northstar. During the year ended December 31, 2013, noncontrolling interest increased primarily due to the decrease in the Company’s ownership of UCP Inc. as a result of the initial public offering that occurred during the period (see Note 7, Noncontrolling Interest in UCP, Inc., for additional information).

Cash and Cash Equivalents:

Cash and cash equivalents include short-term, highly liquid instruments purchased with original maturities of three months or less.

Other Assets:

Other assets includes the following significant account balances:

Notes and Other Receivables:

The Company’s notes and other receivables include trade receivables due from Purina Animal Nutrition, LLC, (“Purina,” formerly Land O Lakes Purina Feed, LLC), the sole buyer of the canola oil and meal the Company produces. These receivables are typically paid in 30 days. In addition, the balance includes installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from 3 to 10 years and interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer creditworthiness, current economic trends and underlying value of the real estate, if applicable. The notes are typically secured by the assets which allows the Company to recover the underlying property if and when a buyer defaults. During 2011, the Company recognized bad debt expense of $834,000 on one installment note upon foreclosure of property at Nevada Land & Resource Company. No significant provision for bad debts was required on any other receivables or installment notes from the sale of real estate and water assets during 2013 or 2012.

Inventory:

The Company classifies its canola seed as raw material inventory and canola oil and meal as finished goods inventory, which are included in other assets in the consolidated balance sheets. The Company charges canola seed inventory with the weighted-average cost of canola seed, labor, certain overhead costs related to the purchasing and production of the inventory including depreciation of plant and equipment, and energy costs. During 2013 and 2012, the Company charged inventory with $17.5 million and $7.3 million of general and administrative costs, respectively, and $808,000 and $1.2 million, respectively was included in ending inventory at December 31, 2013 and 2012. Such inventory is carried at net realizable value as it is considered a readily marketable agricultural commodity that is readily convertible to cash because of its commodity characteristics, widely available markets, and international pricing mechanisms. This agricultural commodity inventory has quoted market prices in active markets or is directly correlated to an active market, may be sold without significant further processing and has predictable and insignificant disposal costs. Changes in the fair values of agricultural commodities inventories are recognized in earnings as a component of cost of canola oil and meal sold. At December 31, 2013, and 2012, the Company had $7.8 million and $8.1 million, respectively in inventory, the majority of which is considered readily marketable.

Derivative Instruments:

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

The Company has entered into board crush margin hedge contracts (the “swaps”) with an international bank. The purpose of the swaps is to partially hedge the crush margin of the canola seed crushing facility. The swaps are for a notional quantity of tons per month and swaps the floating price of the “board margin” for a fixed price. The Company may enter into further swaps with the same counterparty, or it may unwind the swaps at any time. Each swap qualifies as a financial instrument and is a cash-flow derivative that does not qualify for hedge accounting treatment. As such, gains and losses are reported in costs of canola oil and meal sold in the consolidated statement of operations and comprehensive income or loss, and the gross asset or liability is included in its respective other asset or other liability account balance in the accompanying consolidated balance sheets.

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

At December 31, 2013, and December 31, 2012, the Company had deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company of $24.2 million and $22.6 million, respectively.

The deferred compensation liability increased during 2013, primarily due to $765,000 in distributions of plan assets to participants offset by an increase in the fair value of the assets of $2.3 million.  Included in operating and other costs in the accompanying consolidated statements of operations and comprehensive income or loss for the years ended December 31, 2013, 2012, and 2011 is compensation expense of $2.3 million, $2.4 million, and $1.8 million, respectively.

Accounts payable, accrued expenses and other liabilities:

Accounts payable, accrued expenses and other liabilities includes trade payables, various deposits received, employee benefits, derivative liabilities, deferred tax liabilities, accrued construction payables, and other accrued liabilities.

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

Sale of Finished Homes

Revenue from sales of finished homes is included in the sale of real estate and water assets in the accompanying consolidated statement of operations and comprehensive income or loss and is recognized when the sale closes and title passes to the new homeowner, the new homeowners initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowners receivable is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home.

Sale of Canola Oil and Meal

Sales of canola oil and meal are recognized when persuasive evidence of an arrangement exists, products are shipped, the price is fixed or determinable, the customer takes ownership and assumes risk of loss, and when collection is reasonably assured. Sales terms provide for passage of title at the time and point of shipping. Northstar has an agreement with Purina, which commits Purina to guarantee the sale of 100% of the plant’s canola oil and canola meal output at market based prices for five years ending December 31, 2017 at which time the contract automatically renews for successive one year periods unless canceled by either party.

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

Other Income:

Included in other income are various transactional results including realized gains and losses from the sale of investments, interest income and other sources not considered to be the core focus of the existing operating entities within the group.

Cost of Real Estate and Water Assets:

Cost of real estate and water assets sold includes direct costs of the acquisition of the asset less any impairment charges previously recorded against the asset, development costs incurred to get the asset ready for use and any capitalized interest costs incurred during the development period.

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

Cost of Canola Oil and Meal Sold:

Cost of canola oil and meal includes the weighted-average cost of canola seed, labor, and certain overhead costs related to the purchasing and production of the inventory including depreciation of plant and equipment, and energy costs, gains and losses on inventory net realizable value adjustments, and gains or losses on related hedge contracts.

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2012, the Company discovered that $7.3 million of labor and certain overhead costs related to the purchasing and production of the inventory, including deprecation of plant and equipment and energy costs, which should have been presented within cost of canola oil and meal sold, were inappropriately presented as $4.1 million within operating and other costs and $3.2 million as depreciation and amortization for the year ended December 31, 2012. For the year ended December 31, 2013, the expenses have been properly presented as costs of canola oil and meal sold in the consolidated statements of operation and comprehensive income or loss for the current period, and the year ended December 31, 2012 presentation has been corrected.  These errors did not affect consolidated shareholders’ equity, net income or loss on the consolidated statements of operations and comprehensive income or loss, or consolidated cash flows and are not considered to be material to the Company’s previously issued consolidated financial statements.

Cost of Software Sold:

Cost of software sold primarily consists of costs related to hosting of the Company’s application suite and expenses related to its hosting facility, plus the cost of providing consulting services to our customers.

Software Development Costs:

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

The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2013, the Company has no uncertain tax positions or any accrued interest or penalties.

The Company reported an income tax provision of $3.2 million or 13%, and $22.2 million, or 64% in 2013 and 2011, respectively and an income tax benefit of $1.1 million or 4% in 2012.  For the three years ended December 31, 2013, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the net deferred tax assets, and in 2013, a $4.1 million income tax provision for the taxable temporary difference related to the Company’s investment in Mindjet which is not expected to reverse within a period that would allow it to be offset by existing deductible temporary differences. Consequently, the Company has recorded a net deferred tax liability for such temporary difference, which is included in other liabilities at December 31, 2013.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests (generally one to four years) using the straight-line method.

Accumulated Other Comprehensive Income or Loss:

The components of accumulated other comprehensive income or loss are as follows (in thousands):

	December 31,
	2013	2012
Net unrealized appreciation on available-for-sale investments	$6,866	$4,455
Foreign currency translation	(6,634)	(6,469)
Accumulated other comprehensive income (loss)	$232	$(2,014)

The unrealized appreciation on available-for-sale investments is net of a deferred income tax liability of $3.7 million at December 31, 2013 and $2.4 million at December 31, 2012. The foreign currency translation is net of a deferred income tax asset of $3.4 million at December 31, 2013 and $3.3 million at December 31, 2012.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings for the years ended December 31, (in thousands):

	Year Ended December 31,
	2013	2012	2011
Beginning balance - January 1	$(2,014)	$(959)	$15,327
Unrealized gain (loss) on marketable securities, net of tax	3,175	890	(1,088)
Amount reclassified and recognized in net loss, net of tax(1)	(764)	(1,116)	(14,339)
Accumulated currency, net of tax	(165)	(829)	(859)
Net change in other comprehensive income (loss), net of tax	2,246	(1,055)	(16,286)
Accumulated other comprehensive income (loss)	$232	$(2,014)	$(959)

(1) Amounts reclassified from unrealized gain or loss on marketable securities are included in other income in the consolidated statement of operations and comprehensive income or loss.

Loss per Share:

Basic earnings or loss per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s free-standing stock appreciation rights (“SAR”) and restricted stock units (“RSU”) are considered common stock equivalents for this purpose. The number of additional shares related to these common stock equivalents is calculated using the treasury stock method.

For the three years ended December 31, 2013, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

Translation of Foreign Currency:

Financial statements of foreign operations are translated into U.S. dollars using average rates of exchange in effect during the year for revenues, expenses, realized gains and losses, and the exchange rate in effect at the balance sheet date for assets and liabilities.  Unrealized exchange gains and losses arising on translation are reflected within accumulated other comprehensive income or loss. Realized foreign currency gains or losses are reported within total costs and expenses in the consolidated statement of operations and comprehensive income or loss.

Consolidation of Variable Interest Entities

The Company consolidates variable interest entities (“VIE”) where it has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company did not consolidate any VIE at December 31, 2013 or 2012

Recently Issued Accounting Pronouncements:

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance was effective for the Company beginning July 1, 2013. The Company conformed to the presentation, which did not have a material impact on the presentation of the consolidated financial statements.

In July 2012, the FASB issued guidance on the testing of indefinite-lived intangible assets for impairment.  This update amends previous guidance, and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  The new guidance was effective for the Company beginning January 1, 2013. The adoption of this guidance did not have a material impact on the consolidated financial condition, results of operations, cash flows or financial disclosures.

In February 2013, the FASB issued guidance on reporting amounts reclassified out of accumulated other comprehensive income. This update requires additional disclosures concerning the amounts reclassified out of each component of accumulated other comprehensive income and into net earnings during the reporting period. The Company conformed to the presentation and added disclosure in Note 1, which did not have a material impact on the presentation of the consolidated financial statements.

In February 2013, the FASB issued accounting guidance related to obligations resulting from joint and several liability arrangements for which the total amount of the obligation Is fixed at the reporting date. This update requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the amount the reporting entity agreed to pay plus additional amounts the reporting entity expects to pay on behalf of its co-obligors. This guidance is effective for interim and annual reporting periods beginning after December 15, 2013. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

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

In July 2013, the FASB issued accounting guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists to eliminate diversity in practice. The guidance requires an entity to net their unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements against a deferred tax asset for a net operating loss carryforward, a similar tax loss or tax credit carryforward, unless such tax loss or credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes resulting from the disallowance of a tax position. In the event that the tax position is disallowed or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit shall be presented in the financial statements as a liability and shall not be combined with deferred tax assets. The guidance is effective for annual reporting periods beginning after December 15, 2013, and interim periods therein and is to be applied prospectively. The Company does not believe the adoption of this guidance will have a material impact on the consolidated financial condition, results of operations, cash flows or financial disclosures.

In January 2014, the FASB issued accounting guidance related to accounting for investments in qualified affordable housing tax credits. This update permits an entity to elect the proportional amortization method of accounting for limited liability investments in qualified affordable housing projects if certain criteria are met. Under the proportional amortization method, the investment is amortized in proportion to the tax benefits received and the amortization charge is reported as a component of income tax expense. This guidance is effective for fiscal years beginning after December 15, 2014 with early adoption permitted. If elected, the proportional amortization method is required to be applied retrospectively. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

2.    REAL ESTATE AND TANGIBLE WATER ASSETS, NET:

The cost assigned to the various components of real estate and water assets at December 31, is as follows (in thousands):

	2013	2012
Real estate and improvements, net of accumulated amortization of $10 million in 2013 and $9.1 million in 2012	$208,506	$167,398
Tangible water assets	45,702	44,882
	$254,208	$212,280

Amortization of real estate improvements was approximately $879,000 in each of the three years ended December 31, 2013.

Impairment Losses during 2013:

The Company recorded an impairment loss of $417,000 during 2013 after receiving an unsolicited offer from a third-party and obtaining an appraisal of the property that were both lower than the recorded cost. The property is located near Fresno, California, and was purchased by the Company prior to its acquisition of UCP. Consequently, the real estate is not part of UCP’s results of operations, nor is it included in UCP’s inventory of lots. The loss was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on real estate and water assets and was included in the results of operations of the real estate operations segment.

Impairment Losses during 2011:

During the fourth quarter of 2011, the Company recorded impairment losses on certain real estate assets due to conditions in the housing market that had impacted the timing and potential sales proceeds of certain projects, primarily located in outlying areas of Fresno, California. The Company adjusted its assumptions and judgments about the cash flows for revenues and costs. These changes in assumptions resulted in cash flows that did not support recovery of the carrying value of the project and as a result, the Company recorded an impairment loss of $5.2 million which represented the difference between the estimate of fair value of the projects and their carrying value. The loss was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on real estate and water assets and was included in the results of operations of the real estate operations segment.

3.    INTANGIBLE WATER ASSETS

The Company owns indefinite-lived intangible water assets within its water resource and water storage operations segment. At December 31, 2013 and 2012, the assets consisted primarily of certain, water rights, water credits, and the exclusive right to use two pipelines that the Company constructed and dedicated to various municipalities. The dedicated pipeline assets are Fish Springs Ranch, which is south of Reno, Nevada, where the Company owns pipeline rights and 7,984 water credits, and Carson-Lyon, which is in Dayton and Lyon County, Nevada where the Company owns or controls approximately 4,000 acre-feet of water rights. As the Company sells water credits to end users, the costs of the pipeline rights and water credits will be reported as cost of water sold.

The Company recorded impairment losses on intangible water assets of $993,000, zero and $16.2 million, in 2013, 2012 and 2011, respectively.

The following details the Company’s carrying amounts of its indefinite-lived intangible assets (in thousands):

	December 31, 2013	December 31, 2012
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$84,890
Pipeline rights and water rights at Carson-Lyon	24,804	24,804
Other	16,179	20,364
	$124,880	$130,058

Fish Springs Pipeline Rights and Water Credits:

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

There is 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch.  The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area.  The settlement agreement also provides that, in exchange for the Tribe agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs Ranch sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year.  The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, and accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water.  Currently Fish Springs Ranch does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Impairment Losses during 2013:

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

This is the only such impairment recorded on this asset and was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on real estate and water assets and was included in the results of operations of the water resource and water storage segment. There were no other impairment losses on any other intangible assets recorded in the period.

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended December 31, 2012, the Company discovered that indefinite-lived intangible assets, which should have been presented on a separate line, were inappropriately aggregated and presented within real estate and water assets, net on the consolidated balance sheet as of December 31, 2012.  The Company also identified that indefinite-lived intangible assets not subject to amortization were incorrectly disclosed in the footnotes to the consolidated financial statements as of December 31, 2012 as $111.6 million instead of $130.1 million. At December 31, 2013, the assets have been properly presented as indefinite-lived intangible assets on the consolidated balance sheet for the current period and the December 31, 2012 presentation has been corrected.  These errors did not affect consolidated shareholders’ equity, the consolidated statements of operations and comprehensive income or loss, or consolidated cash flows and are not considered to be material to the Company’s previously issued consolidated financial statements.

4.    INVESTMENTS

At December 31, the cost and carrying value of its available-for-sale investments were as follows (in thousands):

2013:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,988	$213	$(29)	$9,172
Marketable equity securities	31,023	10,835	(450)	41,408
Total	$40,011	$11,048	$(479)	$50,580

2012:	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$7,758	$324	$(56)	$8,026
Marketable equity securities	33,847	7,212	(621)	40,438
Total	$41,605	$7,536	$(677)	$48,464

The amortized cost and carrying value of investments in debt securities at December 31, 2013 and 2012, by contractual maturity, are shown below.  Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	2013		2012
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$68	$68	$3,963	$4,077
Due after one year through five years	5,981	6,178	3,316	3,476
Due after five years	2,939	2,926	479	473
	$8,988	$9,172	$7,758	$8,026

Included in other income in the accompanying consolidated financial statements is the pre-tax net realized gain or loss on investments for each of the years ended December 31 (in thousands):

	2013	2012	2011
Gross realized gains:
Debt securities	$3	$845	$213
Equity securities and other investments	24,110	1,173	4,656
Total gain	24,113	2,018	4,869
Gross realized losses:
Debt securities	(152)	(2)	(6)
Equity securities and other investments	(319)	(2,136)	(819)
Total loss	(471)	(2,138)	(825)
Net realized gain (loss)	$23,642	$(120)	$4,044

Realized Gains

The realized gains reported in 2013 is primarily due to the $21.2 million gain on the merger transaction between Spigit and Mindjet. In 2012 and 2011, the Company reported realized gains of $530,000 and $643,000, and $3.6 million and $1.2 million on various foreign and domestic equity securities, respectively.

Realized Losses

In addition to losses that result from sale transactions, realized losses also include impairment charges on securities.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months (in thousands):

	2013		2012
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds			$768	$12
Marketable equity securities	$4,453	$254	5,193	615
Total	$4,453	$254	$5,961	$627

	2013		2012
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds	$5,744	$29	$2,204	$44
Marketable equity securities	2,368	196	45	6
Total	$8,112	$225	$2,249	$50

Marketable equity securities:  The Company’s investments in marketable equity securities totaled $41.4 million at December 31, 2013, and principally consist of common stock of publicly traded small-capitalization companies in the U.S. and selected foreign markets. At December 31, 2013, the Company reviewed all of its equity securities in an unrealized loss position and concluded certain securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. An impairment loss was recorded for those securities that were deemed other-than-temporarily impaired in the period. The Company recorded impairment losses of $299,000, $1.8 million and $611,000, respectively, for the years ended December 31, 2013, 2012 and 2011.

Debt Securities: The Company owns primarily corporate bonds in its fixed maturity portfolio which are purchased based on the maturity and yield-to-maturity of the bond, and an analysis of the fundamental characteristics of the issuer.  At December 31, 2013, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity.  There were no impairment charges recorded on debt securities during the three years ended December 31, 2013.

Other Investments:

The Company owned the following investments that are not classified as available-for-sale at December 31, 2013 and 2012 (in thousands). Synthonics is a private company co-founded by a member of the Company’s board of directors.

	December 31, 2013		December 31, 2012
	Carrying Value	Voting Interest	Carrying Value	Voting Interest
Investment in Synthonics, cost method	$2,170	19.9%	$2,060	18.2%

Investment in Mindjet:
Investment in common stock, equity method	$8,697	15.2%
Investment in preferred stock, cost method	17,210	13.6%
	$25,907	28.8%
Total	$28,077		$2,060

The difference between the Company’s equity method carrying value of Mindjet and the amount of underlying equity in net assets is $13.7 million, which is primarily attributable to goodwill and acquired technology.

5.    DISCLOSURES ABOUT FAIR VALUE

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that were measured at fair value on a recurring basis at December 31, 2013 and 2012, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

There were no significant transfers between level 1 and level 2 during the periods presented.
At December 31, 2013 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Available-for-sale equity securities (1)	$26,177	$15,231		$41,408
Available-for-sale debt securities (1)	$9,172			$9,172
Readily marketable inventory (2)	$2,396	$5,292		$7,688
Derivative instruments (3)	$346	$2,108		$2,454

Liabilities
Derivative instruments (3)	$436	$936		$1,372

At December 31, 2012 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
Available-for-sale equity securities (1)	$27,977	$12,461		$40,438
Available-for-sale debt securities (1)	$8,026			$8,026
Readily marketable inventory(2)	$2,603	$5,327		$7,930
Derivative instruments (3)	$96	$2,257		2,353

Liabilities
Derivative instruments (3)	$459	$104		$563

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

(2) Readily marketable inventory comprises commodity inventories that are reported at fair value based on commodity exchange quotations. Canola seed inventories are valued based on the quoted market price multiplied by the quantity of inventory and are classified as Level 1. Canola oil and meal inventories are classified as Level 2 because the inputs are directly observable, such as the quoted market price of the corresponding soybean complex.

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

Non-Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

The following table sets forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the three years ended December 31, 2013, by level within the fair value hierarchy. There were no such measurements in 2012.

Year Ended December 31, 2013 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss)
Intangible asset (exclusive right to use infrastructure and associated water credits) (1)			$83,897	$(993)
Real estate (2)			$3,674	$(417)
Investment in unconsolidated affiliate (3)			$28,679	$21,181

(1) The Company had a non-recurring fair value measurement for an intangible asset with a carrying amount of $84.9 million that was written down to its estimated fair value of $83.9 million resulting in an impairment charge of $993,000, which was included in earnings for December 31, 2013. The implied fair value was calculated using a discounted cash flow model that incorporated a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, timing of sales, and costs. Given the decline in market prices for similar assets, increases in interest rates, and extended timing of expected absorptions, the Company adjusted its assumptions and judgments in the model from original projections.

(2) The Company had a non-recurring fair value measurement of real estate assets with a carrying value of $4.1 million that was written down to its estimated fair value of $3.7 million resulting in an impairment charge of $417,000, which was included in earnings for December 31, 2013. The impairment was recorded based on the estimated sales price the Company expects to receive upon the sale of this real estate. The impairment loss relates to a property which is not part of UCP’s results of operations nor is it included in UCP’s inventory of lots.

(3) The Company had a non-recurring fair value measurement as a result of the merger transaction between Spigit and Mindjet. The transaction resulted in the deconsolidation of Spigit, and the recording of the Company’s common and preferred stock investment in Mindjet at fair value, on the date of the transaction. The transaction resulted in a gain of approximately $21.2 million before income taxes. The fair value of the investment in Mindjet was based on analysis of the financial and operational aspects of the company, including consideration of a discounted cash flow analysis which incorporated a contemporary forecast of the merged Mindjet/Spigit entity going forward.  Also considered was a guideline public company analysis which compared business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company.  Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of equity held by PICO in order to reflect differences in value due to differing liquidation, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporated expected future cash flows based on internal business plans, and applied certain assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by nature are uncertain and unpredictable. See Note 15, Business Combinations, for additional information.

Year Ended December 31, 2011(in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Intangible asset (exclusive right to use infrastructure and associated water credits)(1)			$84,890	$16,224
Real estate and options to purchase real estate(2)			$579	$5,180

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

(2) As of December 31, 2011, the Company had a non-recurring fair value measurement for real estate and real estate option contracts with a carrying amount of $5.7 million that were written down to an implied fair value of $579,000 resulting in an impairment charge of $5.2 million, which was included in earnings for the year ended December 31, 2011. The implied fair value was calculated using a discounted cash flow model that incorporated a wide range of assumptions including current asset pricing, and timing of sales, and costs. Given the facts and circumstances in certain of the real estate markets where the Company owns and develops real estate, including declines in market prices for similar assets, the Company adjusted its assumptions and judgments in its cash flow models by reducing prices, increasing costs and lengthening the timing of sales from the original projections.

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

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
As of December 31, 2013 and December 31, 2012, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included an investment in preferred stock of a private company, cannot be reasonably estimated.

The following table presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value at December 31, 2013 and December 31, 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates held at cost	$19,380	$19,380	$2,060	$2,060
Investment in unconsolidated affiliate at equity	$8,697	$8,697
Financial liabilities:
Debt	$136,767	$145,924	$141,008	$137,024

Derivatives

The table below summarizes the notional amount of open derivative positions.

	December 31, 2013
	Exchange Traded		Non-exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures:
Agricultural Commodities	(23,038)	34,380			Tons
Natural Gas		460,000			MMBtus (2)
Forwards			(132,428)	30,367	Tons
Swaps				75,000	Tons

	December 31, 2012
	Exchange Traded		Non-exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures:
Agricultural Commodities	(14,242)	26,132			Tons
Natural Gas		65,000			MMBtus (2)
Forwards			(70,897)	11,728	Tons
Swaps				19,500	Tons

(1) Exchange and non-exchange traded futures, forwards, and swaps are presented on a gross (short) and long position basis.
(2) Million Metric British Thermal Units.

The gross derivative asset or liability is included within its respective other assets or liabilities account balance in the accompanying consolidated balance sheets.

The table below summarizes the effect of derivative instruments on the consolidated statements of operations and comprehensive income or loss (in thousands).

	Gain (Loss) Recognized in Income on Derivatives
		December 31,
	Financial Statement Location	2013	2012	2011
Futures(1)	Cost of canola oil and meal sold	$(1,339)	$(3,469)
Forwards(1)	Cost of canola oil and meal sold	(130)	1,637
Swaps(1)	Cost of canola oil and meal sold	(1,283)	3,933
Total gain (loss)		$(2,752)	$2,101

Futures(2)	Operating and other costs		$(708)
Forwards(2)	Operating and other costs		98
Swaps(2)	Operating and other costs		1,884	$(2,511)
Total gain (loss)			$1,274	$(2,511)

(1) Represents the activity post-completion of the Company’s canola processing plant.

(2) Represents the activity pre-completion of the Company’s canola processing plant.

6.    PROPERTY, PLANT AND EQUIPMENT, NET:

The major classifications of the Company’s property, plant and equipment are as follows at December 31 (in thousands):

	2013	2012
Plant, equipment, buildings and leasehold improvements	$131,141	$128,548
Construction in progress	2,072
Office furniture, fixtures and equipment	6,862	8,078
	140,075	136,626
Accumulated depreciation	(16,631)	(7,972)
Property and equipment, net	$123,444	$128,654

Depreciation and amortization expense for the years ended December 31 was as follows (in thousands):

	2013	2012	2011
Total depreciation and amortization expense	$10,986	$5,154	$1,437
Amount allocated to cost of canola oil and meal sold	(8,221)	(3,187)
Total reported depreciation and amortization	$2,765	$1,967	$1,437

7.     NONCONTROLLING INTEREST IN UCP, INC:

In May 2013, the Company formed a new holding company, UCP, Inc., to become the sole managing member of UCP, LLC. During 2013, UCP, Inc., completed an initial public offering of its common stock, raising net proceeds of $105.5 million by selling 7,750,000 shares of its Class A common stock at $15 per share to outside investors. As a result of the transaction, the Company’s voting ownership in UCP, Inc. decreased to 57.7% but maintained its controlling interest. Consequently, the Company will continue to consolidate UCP, Inc. in its financial statements with a corresponding noncontrolling interest for the remaining 42.3%. In accordance with applicable accounting guidance, the Company recorded an initial carrying value for the noncontrolling interest of $90.7 million and a $14.7 million increase in shareholders’ equity during 2013. The increase in the Company’s shareholders’ equity represented the difference between the fair value of the net proceeds raised in the public offering, and the initial carrying value of the noncontrolling interest.

The initial carrying value and ending balance at December 31, 2013 of the noncontrolling interest was calculated as follows (in thousands):

Carrying value of UCP Inc. (includes net proceeds raised in the public offering)	$214,790
Voting ownership percentage of noncontrolling interest	42.25%
Initial carrying value of noncontrolling interest	90,749
Income of UCP attributable to noncontrolling interest	(1,757)
Other equity transactions	1,246
Ending balance of noncontrolling interest at December 31, 2013	$90,238

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

Tax Receivable Agreement

The tax receivable agreement entered into by PICO and UCP, Inc. provides for a sharing of the value of the tax benefits between PICO and UCP, Inc. generated from a step-up in tax basis when and if the Company decides to exchange its series A units in UCP, LLC for Class A common stock of UCP, Inc. The future reductions in UCP, Inc.’s income taxes payable as a consequence of this tax basis step-up are split, with 85% of the amount of UCP, Inc.’s cash savings, if any, in U.S. federal, state and local income tax allocated to PICO and 15% of the benefit allocated to UCP, Inc. Cash savings in income tax will be computed by comparing the actual income tax liability to the amount of such taxes that would have been paid had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired.

8.     DEBT:

The Company has debt outstanding primarily within its real estate and agribusiness operations. As of December 31, 2013, the Company had approximately $25.4 million of unused loan commitments within the real estate operations and $22.3 million in the agribusiness operations.

Swiss Debt

At December 31, 2013, the Company had three loan facilities with a Swiss bank for a maximum of $23 million (20.5 million CHF) used to finance the purchase of investment securities in Switzerland.  The loan facilities may be canceled immediately by either party by written notice and do not impose any financial or operational restrictions on the Company.  The total Swiss borrowings bear interest at a weighted average of 3.7% and are collateralized by the Company’s Swiss investments.

Mortgage Debt

At December 31, 2013, the Company’s total mortgage debt of $31 million had a weighted average interest rate of 4.7% and is due at various dates between 2014 and 2036.  The Company’s mortgage debt is collateralized by the underlying real estate.

Agribusiness Debt

Northstar borrowed $89.5 million under a credit agreement that is a senior secured, multi-draw term loan that funded construction of the Company’s canola plant. Interest accrues under the term loan at a variable rate and repayment of principal and interest is made quarterly with a final balloon payment on August 14, 2017. At December 31, 2013, Northstar had borrowed $4.8 million of an available $27 million senior secured working capital loan used to fund working capital needs, subject to certain limitations. Repayment of the loans may be accelerated by the lenders in the event certain covenants or conditions are not met.

Under the terms of the credit agreement, Northstar cannot declare, pay or make any dividend or distribution (in cash, property or obligations), except for permitted tax distributions under certain conditions as described in the credit agreement.

Debt Covenants:

Northstar is required to maintain certain debt covenants under its credit agreement, the most significant of which are summarized below. Under the terms of the credit agreement, Northstar may make a one-time deposit of $5 million into a reserve account upon failure to comply with any financial debt covenant. Making such a contribution would preclude a failure to comply from constituting an event of default. Northstar did not breach any material covenants in 2013. However, if Northstar continues to report losses, it is possible the Company could breach one or more of the debt covenants which would require obtaining a waiver from the lenders, or it could require the Company to invest additional capital into the business. During the third quarter of 2012, the debt to adjusted capitalization ratio was breached due to operating losses. The lenders had the option to declare all or any portion of the $89.5 million outstanding principal amounts due and payable and could have demanded that Northstar deposit, as cash collateral, 105% of the unused line of credit; however, the lenders did not make any such declarations or demands and the Company cured the breach by converting PICO’s $10.5 million loan to preferred capital, such that there was no failure to comply and no event of default at December 31, 2012.

The credit agreement contains the following significant financial covenants and the Company was in compliance with each covenant at December 31, 2013.

1) Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At December 31, 2013, Northstar’s ratio was approximately 0.59.

2) Debt Service Coverage Ratio: Northstar will not permit its debt service coverage ratio to be less than 1.75 to 1.00 as of the last day of any quarter. At December 31, 2013, Northstar’s ratio was approximately 1.82.

3) Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $60 million. At December 31, 2013, Northstar’s net worth was approximately $60.4 million.

The following is a detail of the Company’s debt at December 31, (in thousands):

	2013	2012
Agribusiness term loan:
4.75% payments through 2017	$83,533	$89,500
Agribusiness working capital debt:
6% payments through 2017	4,750	5,000
Other agribusiness debt:
4.99% payments through 2014	159
Swiss debt:
3.7% payments through 2014	14,012	13,655
3.8% payments through 2014	3,363	3,277
Mortgage debt:
3.9% to 4.75% payments through 2015	17,307	5,551
5% to 5.5% payments due from 2014 - 2016	11,491	425
6% to 6.5% payments through 2036	548	15,531
8% payments through 2013		464
10% payments through 2014	1,604	7,605
	$136,767	$141,008

The Company’s future minimum principal debt repayments for the years ending December 31 are as follows (in thousands):

Year
2014	$46,147
2015	13,745
2016	5,979
2017	70,397
2018	15
Thereafter	484
Total	$136,767

The Company capitalized $2.9 million and $4.4 million of interest in 2013 and 2012, respectively, related to construction and real estate development costs.

9.    COMMITMENTS AND CONTINGENCIES:

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2014.  Rent expense for the years ended December 31, 2013, 2012, and 2011, for office space was $1.7 million, $832,000, and $738,000, respectively.

Future minimum payments under all operating leases for the years ending December 31 are as follows (in thousands):

2014	$1,291
2015	1,142
2016	906
2017	850
2018	862
Thereafter	216
Total	$5,267

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following.

PICO Holdings, Inc.

On August 16, 2011 and August 26, 2011, Ronald Dennis and George Assad, respectively, each filed a shareholder derivative complaint, purportedly on behalf of the Company, against the Company's directors in the Superior Court of California, County of San Diego, (the “Derivative Actions”).  The Derivative Actions alleged a combination of claims for breach of fiduciary duty, gross mismanagement, contribution and indemnification, abuse of control, waste of corporate assets and unjust enrichment in connection with the May 13, 2011 shareholder advisory vote on the Company's 2010 executive compensation pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act and the 2010 executive compensation underlying the vote.  Following various motions, hearings and related appeals by the parties over several years, on January 28, 2014 each plaintiff voluntarily dismissed his action in its entirety with prejudice. On February 4, 2014, the Court entered orders dismissing both actions in their entirety with prejudice.

Fish Springs Ranch, LLC

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the year ended December 31, 2013.

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

10.    SHAREHOLDERS’ EQUITY:

At December 31, 2013, the Company had one stock-based payment arrangement outstanding, the PICO Holdings, Inc. 2005 Long Term Incentive Plan (the “Plan”). The Plan provides for the grant or award of various equity incentives to PICO employees, non-employee directors, and consultants.

A total of 2,654,000 shares of common stock are issuable under the Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled SAR, restricted stock awards (“RSA”), performance shares, performance units, RSU, deferred compensation awards, and other stock-based awards. The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes. Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO Holdings common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

The Company recorded total stock based compensation expense of $6 million, $3.9 million and $4.5 million during 2013, 2012, and 2011, respectively. Of the $6 million in stock based compensation recorded in 2013, $2.2 million related to RSU for UCP Inc. common stock granted to the officers of UCP, of which $1.2 million was allocated to noncontrolling interest. There was no stock based compensation expense related to UCP in 2012 or 2011.

Restricted Stock Units (RSU)

RSU entitle the recipient, who must be continuously employed by the Company until the vesting date, unless employment contracts stipulate otherwise, the right to receive one share of the Company’s common stock. RSU do not vote and are not entitled to receive dividends. Compensation expense for RSU is recognized ratably over the vesting period for each grant.

A summary of activity of PICO Holdings, Inc. common stock RSU is as follows:

	RSU	Weighted-Average Grant Date Fair Value Per Share
Outstanding and unvested at January 1, 2013	467,716	$30.43
Granted	15,435	$22.67
Vested	(13,716)	$21.87
Outstanding and unvested at December 31, 2013	469,435	$30.43
Unrecognized compensation cost, expected to be recognized in 2014 (in thousands)	$3,049

There were no RSU forfeited for the year ended December 31, 2013.

In June of 2013, as part of a duly adopted revised director annual compensation program, the Company issued 2,205 RSU, to each of the seven non-employee directors of the Company for a total of 15,435 awards. The total fair value of the awards was $350,000 based on the Company’s closing stock price on the grant date. Each award vests one year from the date of grant. The RSU were valued at the Company’s closing stock price on the date of grant and the compensation expense is recognized over the vesting period of the award. During 2012, 13,716 RSU granted to directors in 2012 vested which resulted in delivery of 13,716 newly issued shares of PICO common stock.

In October 2010, the Company awarded to various officers 454,000 RSU that are expected to vest in 2014. The total fair value of the awards was $13.9 million based on the Company’s closing stock price on the grant date.

Stock-Settled Stock Appreciation Right (SAR)

Upon exercise, a SAR entitles the recipient to receive a newly issued share of the Company’s common stock equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes. SAR do not vote and are not entitled to receive dividends. Compensation expense for SAR was recognized ratably over the vesting period for each grant.

There were no unvested SAR, and therefore no compensation expense recognized, during the three years ended December 31, 2013. In addition, there were no SAR granted, or exercised during the three years ended December 31, 2013.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining
Outstanding at January 1, 2013	1,812,079	$36.16	3.5 years
Expired	(195,454)	$33.76
Outstanding and exercisable at December 31, 2013	1,616,625	$36.45	2.5 years

At December 31, 2013, none of the outstanding SAR were in-the-money.

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

11.    FEDERAL, FOREIGN AND STATE CURRENT AND DEFERRED INCOME TAX:

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

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	2013	2012
Deferred tax assets:
Deferred compensation	$9,644	$9,271
Impairment charges on securities	2,519	2,359
Impairment charges on water assets	14,532	14,036
Impairment charges on real estate	2,201	2,074
Capitalized expenses	12,393	6,719
Net operating losses, capital losses, and tax credit carryforwards	44,442	20,383
Legal settlement expense	1,311	1,298
Accumulated foreign currency translation adjustments	3,825	3,251
Employee benefits, including stock-based compensation	5,437	5,113
Excess tax basis in affiliate	4,035	1,975
Other, net	2,033	2,305
Total deferred tax assets	102,372	68,784
Deferred tax liabilities:
Unrealized appreciation on securities	(3,853)	(2,736)
Revaluation of real estate and water sales	(5,187)	(5,139)
Fixed assets	(16,610)	(24)
Foreign receivables	(5,573)	(5,411)
Real estate installment sales	(401)	(541)
Excess book basis in affiliate	(9,930)
Other, net	(2,810)	(1,089)
Total deferred tax liabilities	(44,364)	(14,940)
Valuation allowance	(62,058)	(53,844)
Net deferred income tax liability	$(4,050)	$—

The Company has recorded a $4.1 million net deferred tax liability at December 31, 2013 related to the taxable temporary difference attributable to its investment in Mindjet which is not expected to reverse within a period that would allow it to be offset by existing deductible temporary differences.

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. At December 31, 2011, the Company considered it more likely than not that the deferred tax assets would not be realized and a full valuation allowance was provided. At December 31, 2013, after evaluating the positive and negative evidence, management concluded to maintain a full valuation allowance against its deferred tax assets. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Reliance on future U.S. taxable income as an indicator that a valuation allowance is not required is difficult when there is negative evidence such as the Company's cumulative losses in recent years. In considering the evidence as to whether a valuation allowance is needed, the existence, magnitude and duration of such cumulative losses are factors that are accorded significant weight in the Company's assessment. As a result, a determination was made that there was not sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that these deferred tax assets would be realized. Therefore, the Company has provided a full valuation allowance against the Company's net deferred tax assets. This assessment will continue to be undertaken in the future. The Company's results of operations may be impacted in the future by the Company's inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The Company's results of operations might be favorably impacted in the future by reversals of valuation allowances if the Company is able to demonstrate sufficient positive evidence that the Company's deferred tax assets will be realized.

The Company has federal and state net operating loss carryforwards of $97.5 million and $108.2 million, respectively at December 31, 2013 that will expire at various times beginning in 2031 and 2016 for federal and state, respectively, if not utilized. The Company also has federal foreign tax credit carryforwards of approximately $3.3 million that will begin to expire in 2018, and state capital loss carryforward of $8.5 million that will expire in 2017, if not utilized.

Utilization of the Company's U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2013, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

Pre-tax income or loss from continuing operations for the years ended December 31, was under the following jurisdictions (in thousands):

	2013	2012	2011
Total pre-tax loss in the United States	$(25,432)	$(29,578)	$(34,657)

Income tax provision or benefit from continuing operations for each of the years ended December 31 consists of the following (in thousands):

	2013	2012	2011
Current tax provision (benefit) United States Federal and state	$326	$(941)	$(4,138)
Deferred tax provision (benefit) United States Federal and state	2,871	(128)	26,289
Total income tax provision (benefit)	$3,197	$(1,069)	$22,151

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows (in thousands):

	2013	2012	2011
Federal income tax provision at statutory rate	$(8,902)	$(10,352)	$(12,130)
Change in valuation allowance	12,491	7,505	38,901
State taxes, net of federal benefit	(1,255)	(299)	(2,936)
Nondeductible compensation	1,370	1,357	1,421
Equity in loss of unconsolidated affiliate	(198)		(1,853)
Tax rate change through OCI			(668)
Change in liability for uncertain tax positions			(512)
Other	(309)	720	(72)
Total income tax provision (benefit)	$3,197	$(1,069)	$22,151

The following table summarizes the activity related to the unrecognized tax benefits (in thousands):

	2013	2012	2011
Balance at beginning of year	$—	$—	$567
Additions for tax positions related to the current year
Reductions due to expiration of assessment period			(567)
Balance at end of year	$—	$—	$—

At December 31, 2013, the Company had no uncertain tax positions or any related accrued interest or penalties.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2013, the Company's statute is open from 2010 forward for federal and for state tax purposes. During 2013, the U.S. Internal Revenue Service completed its examination of the Company’s 2008 and 2009 federal income tax returns with no significant adjustments. The Company's 2006 through 2008 California income tax returns were examined by the California Franchise Tax Board and an adjustment was proposed, which the Company is contesting in an administrative proceeding. The Company believes that the results of the proceedings will not materially affect its financial position or results of operations.

12.    INCENTIVE COMPENSATION PLAN AND EMPLOYEE BENEFITS:

Incentive Compensation Plans

Certain officers of PICO Holdings are eligible to receive an annual incentive compensation award based on the growth of the Company’s book value per share during the year.  To earn an award, the increase in book value per share must exceed a threshold of 80% of the annual total return of the S&P 500 for the previous five years.  If the increase in book value per share exceeds this threshold, the incentive compensation award is 7.5% of the increase in book value per share, multiplied by the number of shares outstanding at the beginning of the year.  The resulting award is paid in cash.  No compensation was earned under this plan during the three years ended December 31, 2013.

Certain officers of Vidler are eligible to receive an annual incentive award based on the combined net income, after certain adjustments, of Vidler.  No compensation was earned under this plan during the three years ended December 31, 2013.

Certain officers of UCP are eligible to receive an annual incentive compensation award which is paid in cash.  For the years ended December 31, 2013, and 2012, compensation of $919,000, and $223,000 was earned, while no compensation was earned in 2011.

Certain officers of Northstar are eligible to receive an annual incentive award based on the net income of Northstar, after certain adjustments.  No compensation was earned under this plan during the three years ended December 31, 2013.

Employee Benefits

The Company maintains a 401(k) defined contribution plan covering substantially all employees of the Company. Matching contributions are based on a percentage of employee compensation.  In addition, the Company may make a discretionary profit sharing contribution at the end of the fiscal year within limits established by the Employee Retirement Income Securities Act.  Total contribution expense to the plan for the years ended December 31, 2013, 2012, and 2011 was $1.1 million, $770,000, and $560,000, respectively.

13.    RELATED-PARTY TRANSACTIONS:

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

•An incentive award based on the growth of the Company’s book value per share during the fiscal year, above a threshold.  The threshold above which an incentive award is earned is 80% of the S&P 500 total return for the five previous years.  If the increase in book value per share exceeds this threshold, the incentive compensation award is 7.5% of the increase in book value per share, multiplied by the number of shares outstanding at the beginning of the year. The award earned for an applicable year is subject to proration if Hart’s employment is terminated other than for cause or if he resigns for good reason. For the three years ended December 31, 2013, the growth in book value per share did not exceed the threshold and no incentive award was earned.

On February 28, 2011, the Company entered into a consulting agreement with the Company’s non-executive chairman, Ronald Langley. The consulting services that Mr. Langley will provide to the Company include the identification and analysis of public equity investment opportunities and related advice. Pursuant to the agreement, the Company will compensate Mr. Langley for his services as they relate to individual investment opportunities only if the Company’s total return on such investment exceeds 20% compounded per annum; Mr. Langley will receive compensation based on the Company’s net realized gain from any such investments. Compensation of $155,000 was paid in 2011 to Mr. Langley under this agreement for investment returns that met the required threshold. No compensation was earned under this arrangement in 2013 or 2012.

The Company had loaned $1 million to Northstar Founders, LLC, the owner of the 12% interest in Northstar, which was used to finance certain of their operating expenses. Interest was charged at approximately 10% per annum. The loan was repaid on October 1, 2013.

The Company has agreements with its President and CEO, and certain other officers and non-employee directors, to defer compensation into Rabbi Trust accounts held in the name of the Company.  The total value of the deferred compensation obligation for all participants at December 31, 2013 is $24.2 million and is included in the accompanying consolidated balance sheet.  This total includes a fair value of $2 million of the Company’s common stock with the balance in various publicly traded equities and bonds.  Within these accounts at December 31, 2013, the following officers and non-employee directors are the beneficiaries of the following number of PICO common shares:

	December 31, 2013	December 31, 2012
Mr. John Hart	53,996	53,996
Mr. Maxim Webb	1,375	1,375
Mr. Raymond Webb	30,000	30,000
Mr. Carlos Campbell	2,644	2,644

The trustee for the accounts is U.S. Bank.  The accounts are subject to the claims of outside creditors, and the cost of the shares of PICO common stock held in the accounts are reported as treasury stock in the consolidated financial statements.

On August 13, 2010, the Company invested $2.1 million in exchange for 273,229 shares of Series D Convertible Voting Preferred Stock of Synthonics, Inc. On April 8, 2013, the Company further invested $110,000 in exchange for 15,000 shares of Series D Convertible Voting Preferred Stock of Synthonics, Inc. Kenneth J. Slepicka, a director of the Company, is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics, Inc. The investment is held at cost and included in investments in the consolidated financial statements. On February 27, 2014, the Company’s audit committee approved a $400,000 line of credit to Synthonics, Inc.

14.    SEGMENT REPORTING:

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

The Company organizes its reportable segments by line of business. Currently, the major businesses that constitute operating and reportable segments are developing water resources and water storage operations, developing land and homebuilding, operating a canola seed processing plant, and the acquisition and financing of businesses.

Segment performance is measured by revenues and segment profit before income tax.  In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization.  The Company has operations and investments both in the U.S. and abroad.  Any information by geographic region is based upon the location of the subsidiary.  Consequently, any international revenues in the Company’s segment information by significant geographic region are revenues earned by the foreign subsidiary. The Company’s reported revenue for the three years ended December 31, 2013 was earned in the United States and therefore no geographic region disclosure is presented.

Water Resources and Water Storage Operations

The Company is engaged in the development of water for end-users in the southwestern United States, namely water utilities, municipalities, developers, or industrial users.  Typically, the source of water is from identifying and developing a new water supply, or a change in the use of an existing water supply from agricultural to municipal and industrial; and operating water storage facilities for the purchase and recharge of water for resale in future periods, and distribution infrastructure to more efficiently use existing and new supplies of water.

Real Estate Operations

The Company is engaged in land development and homebuilding operations primarily in California and Washington.  Until the final sale in fourth quarter of 2011, the segment results included sales of real estate from Nevada Land and Resource Company, which sold real estate in Nevada. The final acres of real estate owned were sold for $31 million. The ongoing revenues in this segment are primarily from sales in UCP, although the Company does have other real estate holdings that could be sold from time to time.

Agribusiness Operations

The Company is engaged in agribusiness operations through its canola seed processing plant near Hallock, Minnesota.  The plant has a crushing capacity of 1,000 tons per day.  Production and sales of canola oil and meal started during 2012. The majority of total revenue in this segment in each period is from transactions with one major customer.

Corporate

This segment consists of cash and fixed-income securities, the 28.8% voting interest in Mindjet, our recently formed oil and gas venture which owns and operates oil and gas leases in the Wattenberg Field in Colorado, deferred compensation assets and liabilities held in trust for the benefit of several officers and non-employee directors of the Company, and other parent company assets and liabilities.

Enterprise Software

The enterprise software segment, which started during 2013 due to the acquisition of a controlling interest in Spigit, will continue to be presented in historical periods as a segment. However, as Spigit had been deconsolidated from the Company’s consolidated financial statements as of September 10, 2013, the carrying value of the investment in Mindjet is reported within total assets of the corporate segment as of December 31, 2013.

Segment information by major operating segment follows (in thousands):

	Water Resources and Water Storage Operations	Real Estate Operations	Agribusiness Operations	Corporate	Enterprise Software	Discontinued Operations	Consolidated
2013
Total revenues	$25,862	$93,272	$184,648	$27,398	$13,649		$344,829
Interest expense	$206		$5,746	$629	$300		$6,881
Impairment loss on real estate and water assets	$993	$417					$1,410
Depreciation and amortization	$1,197	$271	$147	$1,086	$64		$2,765
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(867)	$(4,442)	$(23,265)	$8,423	$(5,281)		$(25,432)
Equity in loss of unconsolidated affiliate				$(565)			$(565)
Total assets	$193,105	$276,954	$155,005	$137,488			$762,552
Capital expenditure	$271	$650	$1,156	$2,647			$4,724
2012
Total revenues	$3,096	$59,066	$85,305	$2,614			$150,081
Interest expense	$54	$1,017	$2,654	$428			$4,153
Depreciation and amortization	$1,325	$147	$284	$211			$1,967
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(6,279)	$2,487	$(12,654)	$(13,132)			$(29,578)
Total assets	$210,189	$145,978	$165,961	$145,046			$667,174
Capital expenditure	$547	$505	$31,579	$287			$32,918
2011
Total revenues	$1,349	$57,085	$9	$6,396			$64,839
Interest expense	$28	$69		$49			$146
Impairment loss on real estate and water assets	$16,224	$5,180					$21,404
Depreciation and amortization	$1,182	$36	$10	$217			$1,445
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(22,231)	$3,550	$(5,424)	$(10,552)			$(34,657)
Equity in loss of unconsolidated affiliate				$(5,293)			$(5,293)
Total assets	$207,385	$131,788	$122,664	$149,180		$77,048	$688,065
Capital expenditure	$230	$99	$91,031	$508			$91,868

15.    BUSINESS COMBINATION AND SUBSEQUENT DECONSOLIDATION OF SPIGIT:

At December 31, 2012, the Company owned 27% of the voting stock in Spigit and accordingly, recorded its investment as an unconsolidated affiliate using the equity method of accounting. However, the Company had not recorded any losses reported by Spigit since 2011, as previous losses had reduced the carrying value of the Company’s investment in Spigit to zero at December 31, 2011.

Business Combination with Spigit

On January 31, 2013, the Company acquired additional common stock and series F voting preferred stock in Spigit in an initial transaction by obtaining newly issued shares directly from Spigit for $5 million and converting outstanding loans. Subsequent to the initial transaction, the Company invested an additional $5 million. As a result of these transactions, the Company increased its voting ownership in Spigit from 27% at December 31, 2012 to 73% during 2013. In accordance with applicable accounting guidance, the initial acquisition was accounted for using the business combination method of accounting and as such, the results of Spigit were included in the Company’s consolidated statement of operations and comprehensive income or loss starting on the date of acquisition.

The major classes of assets to which the Company preliminarily allocated the purchase price were goodwill of $5.1 million and identifiable intangible assets of $11 million.

The consideration transferred and the estimated fair values of net assets acquired and liabilities assumed is as follows. The fair values were determined using a market approach which considers the price at which comparable assets have been or are being purchased. This approach relies on recent transactions in the marketplace involving similar assets (in thousands):

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

Collectively, the Company’s investment in Mindjet controls 28.8% of the voting interest of the company comprised of 15.2% and 13.6% from the common shares and preferred shares, respectively. The preferred shares are entitled to 1.5 votes per share, are noncumulative, nonparticipating (with certain exceptions), entitled to dividends at a rate of 6% when declared, convertible into 1.5 shares of common stock of Mindjet at the Company’s discretion (and automatically upon certain events), and provide a $7 million liquidation preference. The Company is also contractually entitled to one of the six board seats on Mindjet’s board of directors (currently only five are filled).

The collective attributes of the Company’s common and preferred stock investment in Mindjet enable the Company to exert significant influence over the operating and financial decisions of Mindjet. Consequently, the Company accounts for the investment in common stock using the equity method of accounting which resulted in recording a loss of $565,000 in the consolidated statement of operations and comprehensive income or loss within equity in loss of affiliate representing 15.2% of Mindjet’s net loss for the period September 11, 2013 to December 31, 2013. The investment in preferred stock is held at its initial carrying value in the accompanying consolidated balance sheet. The total carrying value of the investment is subject to impairment testing at each reporting period, or more frequently if facts and circumstances indicate the investment may be impaired.

The fair value of the Company’s investment in Mindjet was $28.7 million on the date of the merger which resulted in a $21.2 million gain before income taxes on the deconsolidation of Spigit that is reported in other income in the consolidated statements of operations and comprehensive income or loss for the year ended December 31, 2013. The Company recorded a deferred tax expense of $4.1 million related to the taxable temporary difference attributable to its investment in Mindjet which is not expected to reverse within a period that would allow it to be offset by existing deductible temporary differences. Consequently, the Company has recorded a net deferred tax liability which is included in other liabilities at December 31, 2013.

The calculation of the gain is as follows (in thousands):

Fair value of total investment in Mindjet	$28,679
Less: carrying amount of the investment in Spigit	(7,498)
Gain on deconsolidation	$21,181

Concurrent with the closing of the transaction, the Company recorded $2.2 million in compensation expense which reflected the fair value of Mindjet common shares, from the Company’s allocation of Mindjet common shares under the terms of the merger, which were provided by Mindjet as compensation to certain members of Spigit management. Such expense is included in operating and other costs in the consolidated statements of operations and comprehensive income or loss for the year ended December 31, 2013. The resulting carrying value of the Company’s investment in Mindjet, including the Company’s share of their losses to date is $25.9 million, which is included in investments in the December 31, 2013 consolidated balance sheet.

16.    DISCONTINUED OPERATIONS:

During 2012, the Company sold its wholly-owned insurance companies for approximately $15.5 million, resulting in a loss on sale of $6.9 million, before income taxes.  The income tax benefit for the loss on sale was approximately $5 million. However, consistent with the Company’s overall conclusion that it is not more likely than not that the Company will recognize the deferred tax assets, a full valuation allowance was recorded on this benefit. In conjunction with the sale, the Company received approval from the respective departments of insurance for pre-close dividends of $14.9 million from Citation Insurance and $25 million from Physicians Insurance Company which were paid prior to the close during 2012.

As a result of the transaction, the assets and liabilities of the insurance segment are classified as discontinued operations in the accompanying consolidated financial statements.

The summarized results for each period is as follows (in thousands):

	Year Ended	Year Ended
	December 31, 2012	December 31, 2011
Net investment income	$572	$1,136
Net realized gain on investments	4,059	19,113
Other income	123	65
	4,754	20,314
Operating and other costs	(977)	(1,341)
Income before income taxes	3,777	18,973
Provision for income taxes		6,674
Income from operations	3,777	12,299
Loss on write down of assets to fair value	(6,920)
Net income (loss)	$(3,143)	$12,299

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

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2013.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992).  Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on the COSO criteria (1992).

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 14, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 14, 2014

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2014 annual meeting of shareholders (the “2014 proxy statement”), to be filed on or before April 30, 2014 and is incorporated herein by reference.  The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in the 2014 proxy statement and is incorporated herein by reference.  Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 proxy statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in the 2014 proxy statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 proxy statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in the 2014 proxy statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in the 2014 proxy statement and is incorporated herein by reference.

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

10.8†	PICO Deferred Holdings, LLC Deferred Compensation Plan. (9)
10.9†	Amendment to PICO Holdings, Inc. 2005 Long-Term Incentive Plan 2009 Restricted Stock Unit Award Agreement, dated as of April 2, 2009 by and between the Company and W. Raymond Webb. (10)
10.10†	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada. (11)
10.11†	Agreement to Terminate Employment Agreement (which was dated March 3, 2009) with Maxim C. W. Webb dated December 31, 2010. (15)
10.12†	Form of certain amended and restated definitive agreements by and between PICO Northstar Management, LLC, a subsidiary of the Company, and Northstar Agri Industries, LLC. (13)
10.13†	Consulting Agreement by and between PICO Holdings, Inc. and Ronald Langley, dated February 28, 2011. (14)
10.14	Credit Agreement dated June 13, 2011, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders. (15)
10.15†	Amended and Restated Employment Agreement dated October 13, 2011 by and between PICO Holdings, Inc. and John R. Hart. (16)
10.16	Stock Purchase Agreement by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated June 20, 2012. (17)
10.17	First Amendment to Stock Purchase Agreement, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated July 13, 2012 (18)
10.18	Second Amendment to Stock Purchase Agreement, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated September 10, 2012(19)
10.19	Limited Guarantee, by and among PICO Holdings, Inc., PICO Investment Corporation and Sirius Re Holdings, Inc. dated June 20, 2012. (17)
10.20†	Severance Agreement between PICO Holdings, Inc. and Maxim C.W. Webb. (18)
10.21†	Severance Agreement between PICO Holdings, Inc. and John T. Perri. (18)

10.22	Form of Indemnity Agreement with directors and executive officers of PICO Holdings, Inc. and each of its subsidiaries.(20)
10.23	Amendment to Credit Agreement dated October 14, 2011, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(21)
10.24	Second Amendment to Credit Agreement dated February 8, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(21)
10.25	Third Amendment to Credit Agreement dated May 25, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(21)
10.26	Fourth Amendment to Credit Agreement dated August 14, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(21)
10.27	Fifth Amendment to Credit Agreement dated October 17, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(21)
10.28	Sixth Amendment to Credit Agreement dated March 21, 2013, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(22)
10.29	Seventh Amendment to Credit Agreement dated September 17, 2013, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(23)
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to with the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(3)	Incorporated by reference to Proxy Statement for Special Meeting of Shareholders on December 8, 2005, dated November 8, 2005, and filed with the SEC on November 8, 2005. (File No. 033-36383)
(4)	Incorporated by reference to Form 8-K filed with the SEC on March 9, 2009.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 6, 2009.
(6)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(8)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(9)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(10)	Incorporated by reference to Form 8-K filed with the SEC on April 7, 2009.
(11)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(13)	Incorporated by reference to Form 8-K filed with the SEC on December 30, 2010.
(14)	Incorporated by reference to Form 8-K filed with the SEC on March 4, 2011.
(15)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011.

(16)	Incorporated by reference to Form 8-K filed with the SEC on October 20, 2011.
(17)	Incorporated by reference to Form 8-K filed with the SEC on June 22, 2012.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012.
(19)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012.
(20)	Incorporated by reference to Form 8-K filed with the SEC on March 5, 2013.
(21)	Incorporated by reference to the Annual Report on Form 10-K/A filed with the SEC on March 15, 2013.
(22)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013.
(23)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 14, 2014	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2014 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kristina M. Leslie	Chair of the Board
Kristina M. Leslie

/s/ John R. Hart	Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Executive Vice President, Chief Financial Officer and Treasurer
Maxim C. W. Webb	(Principal Financial Officer)

/s/ John T. Perri	Vice President, Chief Accounting Officer
John T. Perri	(Principal Accounting Officer)

/s/ Ronald Langley	Director
Ronald Langley

/s/ Robert G. Deuster	Director
Robert G. Deuster

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka

/s/ Julie H. Sullivan, Ph.D.	Director
Julie H. Sullivan, Ph.D.

/s/ Michael J. Machado	Director
Michael J. Machado