Form 10-Q
period 2014-03-31
PICO HOLDINGS INC /NEW
filed 2014-05-12
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Yes ☐ No ☒
On May 9, 2014, the registrant had 22,747,365 shares of common stock, $0.001 par value per share outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Three Months Ended March 31, 2014

Part I: Financial Information

Item I: Condensed Consolidated Financial Statements (Unaudited)

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
(In thousands, except par value)

	March 31, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$92,408	$138,039
Investments ($50,000 and $50,060 measured at fair value at March 31, 2014, and December 31, 2013, respectively)	77,696	78,657
Real estate and tangible water assets, net of $10,239 and $10,019 of accumulated depreciation at March 31, 2014, and December 31, 2013, respectively	289,529	254,208
Property, plant and equipment, net of $18,988 and $16,631 of accumulated depreciation at March 31, 2014, and December 31, 2013, respectively	123,439	123,444
Intangible water assets	124,904	124,880
Other assets	43,714	43,324
Total assets	$751,690	$762,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$135,536	$136,767
Accounts payable, accrued expenses and other liabilities	40,969	36,780
Deferred compensation	24,559	24,160
Total liabilities	201,064	197,707

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 25,821 issued and 22,747 outstanding at March 31, 2014, and December 31, 2013	26	26
Additional paid-in capital	547,579	546,307
Retained deficit	(30,330)	(17,083)
Accumulated other comprehensive income	759	232
Treasury stock, at cost (common shares: 3,073 in 2014 and 2013)	(56,593)	(56,593)
Total PICO Holdings, Inc. shareholders’ equity	461,441	472,889
Noncontrolling interest in subsidiaries	89,185	91,956
Total shareholders’ equity	550,626	564,845
Total liabilities and shareholders’ equity	$751,690	$762,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUES AND OTHER INCOME:
Sale of real estate and water assets	$25,646	$11,807
Sale of canola oil and meal	34,859	39,556
Sale of software		3,650
Other income	771	1,795
Total revenues and other income	61,276	56,808

COST OF SALES:
Cost of real estate and water assets sold	21,055	8,052
Cost of canola oil and meal sold	34,174	44,662
Cost of software sold		1,301
Total cost of sales	55,229	54,015

EXPENSES:
Operating and other costs	16,854	18,117
Impairment loss on real estate and water assets	2,865
Interest	1,477	1,698
Depreciation and amortization	542	537
Total costs and expenses	76,967	74,367
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(15,691)	(17,559)
Benefit for federal, foreign, and state income taxes	(265)	(784)
Equity in loss of unconsolidated affiliate	(479)
Net loss	(15,905)	(16,775)
Loss attributable to noncontrolling interests	2,658	1,800
Net loss attributable to PICO Holdings, Inc.	$(13,247)	$(14,975)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED, CONTINUED
(In thousands, except per share data)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Other Comprehensive Loss:
Net loss	$(15,905)	$(16,775)
Other comprehensive income, net of tax:
Unrealized gain on securities, net of deferred income tax and reclassification adjustments	487	752
Foreign currency translation	40	236
Total other comprehensive income, net of tax	527	988
Comprehensive loss	(15,378)	(15,787)
Comprehensive loss attributable to noncontrolling interests	2,658	1,800
Comprehensive loss attributable to PICO Holdings, Inc.	$(12,720)	$(13,987)

Net loss per common share – basic and diluted:
Net loss per common share	$(0.58)	$(0.66)
Weighted average shares outstanding	22,747	22,734

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2014	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845
Stock-based compensation expense			1,385					587	1,972
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(113)					(700)	(813)
Net loss				(13,247)				(2,658)	(15,905)
Unrealized appreciation on investments, net of deferred income tax of $262 and reclassification adjustments of $20					487				487
Foreign currency translation					40				40
Ending balance, March 31, 2014	25,821	$26	$547,579	$(30,330)	$759	3,073	$(56,593)	$89,185	$550,626

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2013	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496
Stock-based compensation expense			946						946
Changes in ownership of noncontrolling interest								248	248
Net loss				(14,975)				(1,800)	(16,775)
Unrealized appreciation on investments, net of deferred income tax of $405 and reclassification adjustments of $141					752				752
Foreign currency translation					236				236
Ending balance, March 31, 2013	25,807	$26	$527,537	$(9,760)	$(1,026)	3,073	$(56,593)	$3,719	$463,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
OPERATING ACTIVITIES:
Net cash used in operating activities	$(41,382)	$(46,865)

INVESTING ACTIVITIES:
Purchases of investments	(2,880)	(5,526)
Proceeds from sale of investments	4,326	6,810
Purchases of property and equipment	(2,374)	(432)
Cash acquired in connection with purchase of Spigit, net of cash paid		174
Increase in restricted cash	275	2,327
Decrease in margin deposits	(1,271)	(457)
Other investing activities, net	12
Net cash provided by (used in) investing activities	(1,912)	2,896

FINANCING ACTIVITIES:
Repayment of debt	(19,554)	(3,832)
Payment of withholding taxes on exercise of RSU	(814)
Proceeds from debt	18,182	9,513
Net cash provided by (used in) financing activities	(2,186)	5,681

Effect of exchange rate changes on cash	(151)	541
Decrease in cash and cash equivalents	(45,631)	(37,747)
Cash and cash equivalents beginning of the period	138,039	100,115
Cash and cash equivalents end of the period	$92,408	$62,368

SUPPLEMENTAL CASH FLOW INFORMATION:
Refunds of federal, foreign, and state income taxes	$(2,108)	$(33)
Interest paid, net of amounts capitalized	$1,521	$2,717
Non-cash investing and financing activities:
Mortgage incurred to purchase real estate		$4,691
Increase in assets from business combination		$21,533
Increase in liabilities from business combination		$20,377
Conversion of note receivable to common stock in Spigit		$820
Accrued offering costs		$923

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC.

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, goodwill and intangibles, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of March 31, 2014, and December 31, 2013, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Additional costs to develop or otherwise prepare real estate and water assets for their intended use are capitalized. These costs typically include direct home construction costs, legal fees, engineering, consulting, direct cost of well drilling or related construction and any interest cost capitalized on qualifying assets during the development period. The Company expenses all maintenance and repair costs on real estate and water assets. The types of costs capitalized are consistent across periods presented. Tangible water assets consist of various water interests currently in development or awaiting permitting. Water storage typically includes the cost of the real estate and direct construction costs to build the site.  Amortization of real estate improvements is computed using the straight-line method over the estimated useful lives of the improvements ranging from five to 15 years.

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, the asset is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At March 31, 2014, and December 31, 2013, the Company had real estate of $23.1 million and $8.6 million, respectively, classified as held for sale.

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	March 31, 2014	December 31, 2013
Real estate	$243,819	$208,506
Tangible water assets	45,710	45,702
	$289,529	$254,208

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

Inventory:

The Company classifies its canola seed as raw material inventory and canola oil and meal as finished goods inventory, which are included in other assets in the consolidated balance sheets.  At March 31, 2014 the Company had $5.3 million of raw materials and $7.1 million of finished goods.

Noncontrolling Interests:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying condensed consolidated financial statements.  In the condensed consolidated statement of operations and comprehensive income or loss, the income or loss attributable to the noncontrolling interest is reported separately and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported within shareholders’ equity.

At March 31, 2014, noncontrolling interest reported in the condensed consolidated financial statements includes the owners of 42.52% of UCP, Inc (“UCP”). The noncontrolling interest related to UCP increased from 42.25% during the quarter ended March 31, 2014, due to the issuance of UCP Class A common stock related to vesting of restricted stock units (“RSU”) awarded in 2013. The Company’s consolidated noncontrolling interest also includes the results of operations allocated to the owners of the 12% interest in PICO Northstar, LLC (“Northstar”).

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests (generally one to four years) using the straight-line method.

At March 31, 2014, PICO had one stock-based payment arrangement outstanding. UCP also issues stock-based compensation under its own long term incentive plan that provides for equity-based awards, which upon vesting results in newly issued shares of UCP Class A common stock.

The PICO Holdings, Inc. 2005 Long Term Incentive Plan (the “Plan”) provides for the grant or award of various equity incentives to PICO employees, non-employee directors, and consultants.  A total of 2,654,000 shares of common stock are issuable under the Plan and it provides for the issuance of incentive stock options, non-statutory stock options, free-standing stock-settled stock appreciation rights (“SAR”), restricted stock awards (“RSA”), performance shares, performance units, RSU, deferred compensation awards, and other stock-based awards. The Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes. Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO Holdings common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

The Company recorded stock based compensation expense of $2 million and $946,000 during the three months ended March 31, 2014, and 2013, respectively. Of the $2 million in stock based compensation recorded in the first quarter of 2014, $1 million related to RSU for UCP common stock granted to the officers of UCP, of which $587,000 was allocated to noncontrolling interest. There was no stock based compensation expense related to UCP in the three months ended March 31, 2013.

Restricted Stock Units (RSU):

A summary of activity of the RSU is as follows:

	RSU	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	469,435	$30.43
Granted
Vested
Outstanding at March 31, 2014	469,435	$30.43
Unrecognized compensation cost (in thousands)	$2,090

Stock-Settled Stock Appreciation Rights (SAR):

Upon exercise, a SAR entitles the recipient to receive a newly issued share of the Company’s common stock equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes. SAR do not vote and are not entitled to receive dividends. Compensation expense for SAR was recognized ratably over the vesting period for each grant.

There were no unvested SAR, and therefore no compensation expense was recognized during the three months ended March 31, 2014, and 2013. In addition, there were no SAR granted or exercised during the three months ended March 31, 2014, or 2013.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2014	1,616,625	$36.45	2.5 years

Outstanding and exercisable at March 31, 2014	1,616,625	$36.45	2.2 years

At March 31, 2014, none of the outstanding SAR were in-the-money.

Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2014	December 31, 2013
Net unrealized appreciation on available-for-sale investments	$7,353	$6,866
Foreign currency translation	(6,594)	(6,634)
Accumulated other comprehensive income	$759	$232

The unrealized appreciation on available-for-sale investments is net of a deferred income tax liability of $3.9 million at March 31, 2014, and $3.7 million at December 31, 2013. The foreign currency translation is net of a deferred income tax asset of $3.4 million at March 31, 2014, and $3.4 million at December 31, 2013.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended March 31,
	2014	2013
Beginning balance - January 1	$232	$(2,014)
Unrealized gain on marketable securities, net of tax	474	660
Amount reclassified and recognized in net loss, net of tax(1)	13	92
Accumulated foreign currency translation, net of tax	40	236
Net change in other comprehensive income, net of tax	527	988
Accumulated other comprehensive income (loss)	$759	$(1,026)

(1)Amounts reclassified from unrealized gain on marketable securities are included in other income in the condensed consolidated statement of operations and comprehensive income or loss.

Deferred Compensation:

At March 31, 2014, and December 31, 2013, the Company had $24.6 million and $24.2 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.

The deferred compensation liability increased by $399,000 during the three months ended March 31, 2014, primarily due to an increase in the fair value of the deferred compensation plan assets of $599,000, offset by payments to plan participants. Included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended March 31, 2014, and 2013, is compensation expense of $599,000 and $618,000, respectively.

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

Sale of Finished Homes

Revenue from sales of finished homes is included in the sale of real estate and water assets in the accompanying condensed consolidated statement of operations and comprehensive income or loss and is recognized when the sale closes and title passes to the new homeowner, the new homeowners initial and continuing investment is adequate to demonstrate a commitment to pay for the home, the new homeowners receivable is not subject to future subordination and the Company does not have a substantial continuing involvement with the new home.

Sale of Canola Oil and Meal

Sales of canola oil and meal are recognized when persuasive evidence of an arrangement exists, products are shipped, the price is fixed or determinable, the customer takes ownership and assumes risk of loss, and when collection is reasonably assured. Sales terms provide for passage of title at the time and point of shipping. Northstar has an agreement with Purina Animal Nutrition, LLC (“Purina”), which commits Purina to guarantee the sale of 100% of the canola oil and canola meal output from the Company’s canola seed crushing plant at market based prices for five years ending December 31, 2017, at which time the contract automatically renews for successive one year periods unless canceled by either party.

Cost of Canola Oil and Meal Sold:

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three months ended March 31, 2013, the Company discovered that $4.1 million of labor and certain overhead costs related to the purchasing and production of the inventory, including deprecation of plant and equipment and energy costs, which should have been presented within cost of canola oil and meal sold, were inappropriately presented as $2.1 million within operating and other costs, and $2 million as depreciation and amortization for the three months ended March 31, 2013. For the three months ended March 31, 2014, the expenses have been properly presented as costs of canola oil and meal sold in the condensed consolidated statements of operation and comprehensive income or loss for the current period, and the three months ended March 31, 2013 presentation has been corrected.  These errors did not affect consolidated shareholders’ equity, net income or loss on the condensed consolidated statements of operations and comprehensive income or loss, or consolidated cash flows and are not considered to be material to the Company’s previously issued condensed consolidated financial statements.

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

The Company reported an income tax benefit of $265,000 and $784,000 for the three months ended March 31, 2014, and 2013, respectively. The effective income tax rate for continuing operations was 2% and 4% for the three months ended March 31, 2014, and 2013, respectively. For the three months ended March 31, 2014, and 2013, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the net deferred tax assets.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance related to reporting of discontinued operations. The guidance changes the requirements for reporting a disposal of a component of an entity or a group of components and requires the disposed component or components to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. The guidance also requires an entity to provide certain disclosures about a disposal of an individually significant component of such entity that does not qualify for discontinued operations presentation in the financial statements. This guidance is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. The Company is currently evaluating the effect this guidance will have on the condensed consolidated financial statements.

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

For the three months ended March 31, 2014, and 2013, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share from continuing operations was anti-dilutive.

3.  Investments

The following tables report the cost and carrying value of available-for-sale investments at March 31, 2014 and December 31, 2013 (in thousands):

March 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$9,197	$239	$(75)	$9,361
Marketable equity securities	29,582	11,355	(200)	40,737
Total	$38,779	$11,594	$(275)	$50,098

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,988	$213	$(29)	$9,172
Marketable equity securities	31,023	10,835	(450)	41,408
Total	$40,011	$11,048	$(479)	$50,580

The following tables summarize the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	March 31, 2014		December 31, 2013
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds	$4,616	$75
Marketable equity securities	3,514	164	$4,453	$254
Total	$8,130	$239	$4,453	$254

	March 31, 2014		December 31, 2013
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds			$5,744	$29
Marketable equity securities	$160	$36	2,368	196
Total	$160	$36	$8,112	$225

Marketable Equity Securities

The Company’s investment in marketable equity securities was $40.7 million at March 31, 2014, and principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets.  At March 31, 2014, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment.  The primary cause of the loss on those securities was normal market volatility. The securities that were deemed other-than-temporarily impaired were recorded as an impairment loss in the period. During the three months ended March 31, 2014, and 2013, there were no material impairment losses recorded.

Debt Securities

The Company owns corporate bonds in its fixed maturity portfolio, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer.  At March 31, 2014, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three months ended March 31, 2014, and 2013.

Other Investments

The Company’s equity investment in Mindjet, Inc. (“Mindjet”) represents 28.8% of the voting interest of the company, which is comprised of 15.2% of the common shares and 13.6% of the preferred shares of Mindjet held by the Company. The Company accounts for the investment in common stock using the equity method of accounting which resulted in recording a loss of $479,000 in the condensed consolidated statement of operations and comprehensive income or loss within equity in loss of affiliate representing 15.2% of Mindjet’s net loss for the three months ended March 31, 2014. The investment in preferred stock is held at its initial carrying value in the accompanying condensed consolidated balance sheet. At March 31, 2014, the total carrying value of the investment is $25.4 million and is subject to impairment testing at each reporting period, or more frequently if facts and circumstances indicate the investment may be impaired. During the three months ended March 31, 2014, financial results indicated the investment might be impaired; however estimates of the value of the enterprise indicated that the investment balance would be recovered. Nonetheless, it is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require the Company to write down the investment to fair value.

4.  Disclosures About Fair Value of Financial Instruments:

Recurring Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at March 31, 2014, and December 31, 2013, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. During the three months ended March 31, 2014, $4.6 million was transferred from level 1 to level 2 due to low trading volumes.

At March 31, 2014 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
Available-for-sale equity securities (1)	$22,699	$18,038		$40,737
Available-for-sale debt securities (1)	$9,361			$9,361
Readily marketable inventory (2)	$5,158	$7,133		$12,291
Derivative instruments (3)	$874	$1,426		$2,300
Liabilities
Derivative instruments (3)	$1,008	$2,401		$3,409

At December 31, 2013 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Available-for-sale equity securities (1)	$26,177	$15,231		$41,408
Available-for-sale debt securities (1)	$9,172			$9,172
Readily marketable inventory (2)	$2,396	$5,292		$7,688
Derivative instruments (3)	$346	$2,108		$2,454
Liabilities
Derivative instruments (3)	$436	$936		$1,372

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

The following tables set forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the three months ended March 31, 2014, and for the year ended December 31, 2013, by level within the fair value hierarchy.

Three Months Ended March 31, 2014 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss Recorded During the Three Months Ended March 31, 2014
Real estate (1)			$1,357	$(2,865)

(1) The Company had a non-recurring fair value measurement of real estate assets with a carrying value of $4.2 million that was written down to its estimated fair value of $1.4 million resulting in an impairment charge of $2.9 million, which was included in earnings for the three months ended March 31, 2014. The impairment was recorded based on the estimated sales price the Company expects to receive upon the sale of this real estate. The impairment loss relates to a property which is not part of UCP’s results of operations nor is it included in UCP’s inventory of lots.

Year Ended December 31, 2013 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gain (Loss) Recorded During the Year Ended December 31, 2013
Intangible asset (exclusive right to use infrastructure and associated water credits) (1)			$83,897	$(993)
Real estate (2)			$3,674	$(417)
Investment in unconsolidated affiliate (3)			$28,679	$21,181

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

(3) The Company had a non-recurring fair value measurement as a result of the merger transaction between Spigit, Inc. (“Spigit”) and Mindjet. The transaction resulted in the deconsolidation of Spigit, and the recording of the Company’s common and preferred stock investment in Mindjet at fair value, on the date of the transaction. The transaction resulted in a gain of approximately $21.2 million before income taxes. The fair value of the investment in Mindjet was based on analysis of the financial and operational aspects of the company, including consideration of a discounted cash flow analysis which incorporated a contemporary forecast of the merged Mindjet/Spigit entity going forward.  Also considered was a guideline public company analysis which compared business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company.  Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of equity held by PICO in order to reflect differences in value due to differing liquidation, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporated expected future cash flows based on internal business plans, and applied certain assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by nature are uncertain and unpredictable.

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
As of March 31, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included an investment in preferred stock of a private company, cannot be reasonably estimated.

The following table presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates held at cost	$19,380	$19,380	$19,380	$19,380

Financial liabilities:
Debt	$135,536	$144,968	$136,767	$145,924

Derivatives Notional Amounts

The following tables summarize the notional amount of open derivative positions at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Exchange Traded		Non-Exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(54,855)	31,708			Tons
Natural Gas		400,000			MMBtus(2)
Forwards			(117,801)	72,900	Tons
Swaps				15,000	Tons

	December 31, 2013
	Exchange Traded		Non-Exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(23,038)	34,380			Tons
Natural Gas		460,000			MMBtus(2)
Forwards			(132,428)	30,367	Tons
Swaps				75,000	Tons

(1) Exchange and non-exchange traded futures, forwards, and swaps are presented on a gross (short) and long position basis.
(2) Million Metric British Thermal Units.

The gross derivative asset or liability is included within its respective other assets or liabilities account balance in the accompanying condensed consolidated balance sheets.

The table below summarizes the effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income or loss (in thousands):

	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location	2014	2013
Futures	Cost of canola oil and meal sold	$(1,054)	$(2,171)
Forwards	Cost of canola oil and meal sold	1,474	(814)
Swaps	Cost of canola oil and meal sold	3,675	367
		$4,095	$(2,618)

5. Intangible Water Assets

The Company owns the following indefinite-lived intangible water assets within its water resource and water storage operations segment (in thousands):

	March 31, 2014	December 31, 2013
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	24,804	24,804
Other	16,203	16,179
	$124,904	$124,880

6.  Debt

As of March 31, 2014, the Company was in compliance with all debt covenants under the Company’s credit facility. During the three months ended March 31, 2014, the Company negotiated new values for the debt service coverage ratio covenant such that there is no set debt service coverage ratio at March 31, 2014, and a ratio of 1.40 and 1.50 at June 30, 2014, and September 30, 2014, respectively. Beyond September 2014, the debt service coverage ratio reverts back to the initial value of 1.75. Consequently, if the Company’s canola business continues to report losses, it is possible the Company could breach one or more of the debt covenants which would require obtaining a waiver from the lenders, or it could require the Company to invest additional capital into the business. As of March 31, 2014, the Company had approximately $27.3 million of unused lines of credit within the real estate operations and $22.3 million in agribusiness operations.

The following details the Company’s consolidated debt (in thousands):

	March 31, 2014	December 31, 2013
Agribusiness term loan:
4.75% payments through 2017	$82,042	$83,533
Agribusiness working capital debt:
6% payments through 2017	4,750	4,750
Other agribusiness debt:
4.99% payments through 2014	151	159
Swiss debt:
3.7% payments through 2014	14,139	14,012
3.8% payments through 2014		3,363
Mortgage debt:
3.9% to 4.75% payments through 2015	23,629	17,307
5% to 5.5% payments due from 2014 - 2016	8,676	11,491
6% to 6.5% payments through 2036	545	548
10% payments through 2014	1,604	1,604
	$135,536	$136,767

7.  Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Agribusiness Operations, and Corporate. The Enterprise Software segment, which started and ended during 2013, will continue to be presented in historical periods as a segment.

The accounting policies of the reportable segments are the same as those described in the Company’s 2013 Annual Report on Form 10-K filed with the SEC, and in Note 1 Basis of Presentation.

Management analyzes segments using the following information:

Segment assets (in thousands):

	March 31, 2014	December 31, 2013
Total Assets:
Water resource and water storage operations	$193,118	$193,105
Real estate operations	276,670	276,954
Agribusiness operations	157,942	155,005
Corporate	123,960	137,488
	$751,690	$762,552

Segment revenues and loss before taxes (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Water resource and water storage operations	$136	$184
Real estate operations	25,766	11,939
Agribusiness operations	34,867	39,565
Enterprise software		3,650
Corporate	507	1,470
Total revenue	$61,276	$56,808

Loss before income taxes:
Water resource and water storage operations	$(1,985)	$(2,141)
Real estate operations	(6,277)	(711)
Agribusiness operations	(4,192)	(9,715)
Enterprise software		(1,150)
Corporate	(3,237)	(3,842)
Total loss before income taxes	$(15,691)	$(17,559)

8.  Commitments and Contingencies

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following:

Fish Springs Ranch, LLC:

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but we cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the first three months of 2014.

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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, in Item 1A of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

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

As of March 31, 2014 our business is separated into the following operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations; and
•	Corporate

As of March 31, 2014, our major consolidated subsidiaries are (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico;

•	UCP, Inc. (“UCP”), a 57.5% owned subsidiary which is a homebuilder and land developer in markets located in California and Puget Sound area of Washington State;
•	PICO Northstar Hallock, LLC, an 88% owned subsidiary, doing business as Northstar Agri Industries (“Northstar”), which operates a canola seed crushing facility in Hallock, Minnesota.

RESULTS OF OPERATIONS — THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Overview of Economic Conditions, Other Recent Events, and Impact on Results of Operations

The economic environment and housing slow-down in the U.S. between 2007 and 2011 significantly decreased the rate of growth in the Southwest and the demand for our water and real estate assets in certain markets. Numerous factors can affect the performance of an individual market. However, we believe that trends in employment, housing inventory, affordability, interest rates and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenue and many of our costs and expenses. For example, when these trends are favorable, we expect our revenue, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and cost of sales to generally decline, although in each case the impact may not be immediate. There has been a recovery and improvement in the housing markets from levels seen during the slow-down (with seasonal fluctuations) which has led to increased levels of real estate development activity in the past two to three years, and we believe that a continuation of the housing recovery will lead to increased demand for our real estate, and intangible and tangible water assets (which are held in our real estate segment and water resource and water storage segment). Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market and any deterioration in the markets in which we operate has the potential to cause additional impairment losses on our real estate and water assets.

In addition, we experienced weather-related disruptions in our agribusiness operation, which is located in Hallock, Minnesota, in the first quarter of 2014. These disruptions negatively impacted our results of operations in the first quarter of 2014.

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

PICO Shareholders’ Equity

Our shareholders’ equity decreased $11.4 million or $0.50 per share, during the three months ended March 31, 2014, from $472.9 million, or $20.79 per share at December 31, 2013 to $461.4 million, or $20.29 per share at March 31, 2014. The decrease in our shareholders’ equity was primarily due to the comprehensive loss of $12.7 million incurred during the period.

Total Assets and Liabilities

Total assets decreased by $10.9 million from $762.6 million at December 31, 2013 to $751.7 million at March 31, 2014. The Company’s real estate and water assets increased $35.3 million primarily due to acquisition of real estate by UCP, Inc. (“UCP”). Cash and cash equivalents decreased $45.6 million due to cash used for purchases of real estate and overhead. During the first three months of 2014, total liabilities increased by $3.4 million, from $197.7 million at December 31, 2013 to $201.1 million at March 31, 2014.

First Quarter Net Loss before Taxes, Income Taxes and Net Loss

Our reported loss before income taxes for the three months ended March 31, 2014 was $15.7 million compared to $17.6 million for the same period in 2013. The year-over-year reduction in the reported loss was primarily due to a $5.5 million improvement in our agribusiness segment combined with a $1.2 million improvement due to no losses included in the current period from our previously owned software segment, offset by an increase of $5.6 million in the loss reported by our real estate segment. We continue to record a full valuation allowance on our net deferred tax assets, which resulted in minimal income tax expense or benefit for the first quarter of 2014 and 2013. For the three months ended March 31, 2014, we reported a net loss from continuing operations of $13.2 million, or $0.58 per share which was generally consistent with the net loss of $15 million, or $0.66 per share we reported for the three months ended March 31, 2013.

For the three months ended March 31, 2014, our investment in Mindjet common stock, which represents 15.2% of the common stock voting interest in that company, resulted in recording a loss of $479,000 in the statement of operations within equity in loss of affiliate. During the first quarter of 2014, financial results indicated that our investment might be impaired, however estimates of the value of the enterprise indicated that our investment balance of $25.4 million would be recovered. Nonetheless, it is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require us to write down the investment to fair value.

Noncontrolling Interests

Loss attributable to noncontrolling interests was $2.7 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively. A total of $2 million of the loss attributable to noncontrolling interest recorded during the three months ended March 31, 2014 was based on UCP’s reported net loss of $3.4 million.

Comprehensive Income or Loss

For the first quarter of 2014, we reported comprehensive loss of $12.7 million which consisted primarily of a net loss of $13.2 million, offset by an increase of $487,000 in unrealized appreciation on available-for-sale investments.

For the first quarter of 2013, we reported comprehensive loss of $14 million. This comprehensive loss consisted of a net loss of $15 million, offset by an increase of $752,000 in unrealized appreciation on available-for-sale investments.

Segment Results of Operations

Our segment revenue and loss before income taxes for the first quarter of 2014 and 2013 were as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013	Change
Revenue:
Water Resource and Water Storage Operations	$136	$184	$(48)
Real Estate Operations	25,766	11,939	13,827
Agribusiness Operations	34,867	39,565	(4,698)
Enterprise Software		3,650	(3,650)
Corporate	507	1,470	(963)
Total revenue	$61,276	$56,808	$4,468

Loss before income taxes:
Water Resource and Water Storage Operations	$(1,985)	$(2,141)	$156
Real Estate Operations	(6,277)	(711)	(5,566)
Agribusiness Operations	(4,192)	(9,715)	5,523
Enterprise Software		(1,150)	1,150
Corporate	(3,237)	(3,842)	605
Loss before income taxes	$(15,691)	$(17,559)	$1,868

First Quarter Revenue

The majority of our recurring revenue is expected to occur in our agribusiness and real estate operations. Both of these segments generate revenue from volume sale of their products. Our first quarter revenue was $61.3 million in 2014, compared to $56.8 million in 2013, an increase of $4.5 million year-over-year.  This increase was primarily due to a $13.8 million increase in revenue from additional sales volume in our real estate operations, offset by a decrease in agribusiness revenues of $4.7 million due primarily to lower prices received on canola oil sold, and a decrease in software revenues of $3.7 million now that we no longer own the software segment.

First Quarter Costs and Expenses

First quarter costs and expenses were $77 million in 2014, compared to $74.4 million in 2013, an increase in year-over-year expenses of $2.6 million.  Our agribusiness operations increased production and units sold however, we reported a decrease in expenses primarily from a $10.5 million decrease in cost of sales of canola oil and meal. Our real estate segment reported an increase in expenses of $19.4 million which was primarily due to a $3.5 million increase in operating expenses and a $13 million increase in cost of real estate sold due to an increase in homes sold year-over-year.

WATER RESOURCE AND WATER STORAGE OPERATIONS

	Three Months Ended
Thousands of dollars	March 31,
	2014	2013	Change
Revenue:
Sale of real estate and water assets	$25	$4	$21
Other	111	180	(69)
Total revenue	136	184	(48)

Costs and expenses:
Cost of real estate and water assets sold	(8)	(1)	(7)
Interest expense	(5)	(11)	6
Depreciation and amortization	(274)	(325)	51
Overhead	(1,545)	(1,491)	(54)
Project expenses	(289)	(497)	208
Segment total expenses	(2,121)	(2,325)	204
Loss before income taxes	$(1,985)	$(2,141)	$156

Historically, our water and water resource segment revenue and results have been volatile. Since the date of closing generally determines the accounting period in which the sales revenue and cost of sales are recorded, reported revenue and income or loss fluctuate from period to period, depending on the dates when specific transactions close. Consequently, revenue in any one year is not necessarily indicative of likely revenue in future years.

Segment Revenue

We did not generate any significant sales of real estate and water assets in the first quarter of 2014 and 2013. Revenue in both periods consists primarily of lease income and option fees.

Segment Expenses

Our total expenses in the first quarter of 2014 were largely unchanged as compared to the first quarter of 2013, declining by $204,000 from $2.3 million in 2013 to $2.1 million in 2014.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees.  Project costs are expensed as appropriate and fluctuate from period to period depending on activity in our water resource projects.  Project expenses principally relate to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	certain costs related to intangible water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement);
•	the operation and sale of our farm properties in Idaho (ceased with the sale of these properties in June 2013); and
•	certain costs for water resource development in Nevada and New Mexico.

REAL ESTATE OPERATIONS

	Three Months Ended
Thousands of dollars	March 31,
	2014	2013	Change
Revenue:
Sale of real estate	$25,621	$11,803	$13,818
Other	145	136	9
Total revenue	25,766	11,939	13,827

Costs and expenses:
Cost of real estate sold	(21,047)	(8,052)	(12,995)
Impairment charges	(2,865)		(2,865)
Operating expenses	(8,131)	(4,598)	(3,533)
Segment total expenses	(32,043)	(12,650)	(19,393)
Loss before income taxes	$(6,277)	$(711)	$(5,566)

As of March 31, 2014, our businesses in the real estate operations segment are primarily conducted through our 57.5% owned subsidiaries UCP, Inc. (“UCP”) and UCP, LLC and its homebuilding and land development operations in California and Washington.

UCP continues to acquire real estate in its target markets to increase its land inventory and ability to either build and sell homes through its wholly owned subsidiary, Benchmark Communities, or develop land and sell lots to third-party homebuilders. UCP is actively acquiring and developing lots in California and Washington State in an effort to maintain and grow its lot supply. In addition to expanding its business in existing markets in California and Washington State, UCP continues to evaluate opportunities to expand into other markets with favorable housing demand fundamentals, including, in particular, long-term population and employment growth. On April 10, 2014, UCP, LLC acquired the assets of Citizens Homes Inc. (“Citizens”) for $15 million. Citizens builds and sells homes in North Carolina, South Carolina and Tennessee. The owners of Citizens are eligible to receive earn-out payments from UCP, LLC of up to $6 million, in the aggregate, based on performance over the next five years.

Our real estate sales are contingent upon numerous factors and, as such, the timing and volume of real estate sales in any one quarter is unpredictable.  Historically, the level of real estate sales has fluctuated from period to period.  Accordingly, it should not be assumed that the level of sales as reported will be maintained in future reporting periods.

Owned and Controlled Lots

As of March 31, 2014, and December 31, 2013, UCP owned or controlled, pursuant to purchase or option contracts, an aggregate of 7,931 and 5,380 lots, respectively. The following tables present certain information with respect to our owned and controlled lots as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014
	Owned	Controlled(1)	Total
Central Valley Area - California	1,666	251	1,917
Monterey Bay Area - California	1,505	152	1,657
South San Francisco Bay Area - California	107	361	468
Southern California	116	135	251
Puget Sound Area - Washington	881	2,757	3,638
Total	4,275	3,656	7,931

	As of December 31, 2013
	Owned	Controlled(1)	Total
Central Valley Area - California	1,658	322	1,980
Monterey Bay Area - California	1,517	154	1,671
South San Francisco Bay Area - California	19	465	484
Southern California		251	251
Puget Sound Area - Washington	836	158	994
Total	4,030	1,350	5,380

(1) Controlled lots are those subject to a purchase or option contract and we cannot provide any assurances that these will pass our rigorous due diligence process.

In addition to the lots presented above, we owned 221 and 163 lots with homes in various stages of development at March 31, 2014 and December 31, 2013, respectively.

Our wholly-owned subsidiary, Bedrock Land Development, Inc. (“Bedrock”) also owns real estate in Fresno, California that is tentatively approved for the development of 167 lots. Bedrock is not a part of UCP’s operations.

First Quarter Segment Revenue and Gross Margin

In the following discussion, gross margin is defined as revenue less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

In the first quarter of 2014, total segment revenue increased by 116% to $25.8 million as compared to total segment revenue of $11.9 million in the first quarter of 2013.  This increase in revenue of $13.8 million was primarily attributable to the following combination of factors:

•
an increase in the number of homes sold to 52 homes in the first quarter of 2014 as compared to 12 homes in the first quarter of 2013. The number of selling communities at the end of the period increased from five in the first quarter of 2013 to 12 in the first quarter of 2014;

•	an increase in the average selling price (“ASP”) of homes sold of approximately 35% to $489,000 per home in the first quarter of 2014 as compared to $361,000 per home in the first quarter of 2013;

•	a decrease in the number of lots sold to two units in the first quarter of 2014 as compared to 54 units in the first quarter of 2013; and

•	a decrease in the ASP of lots sold to $87,000 per lot in the first quarter of 2014 as compared to $138,000 per lot in the first quarter of 2013.

Total gross margin increased by approximately $823,000 to $4.6 million in the first quarter of 2014 as compared to $3.8 million in the first quarter of 2013. This increase in gross margin was primarily due to the year-over-year increase in volume and ASP of homes sold which was partially offset by the year-over-year decline in the volume and ASP of lots sold.

The gross margin percentage of homes sold declined to 18% in the first quarter of 2014 as compared to 20% in the first quarter of 2013. This gross margin percentage change was primarily attributable to the different cost basis of the active selling communities in 2014 as compared to 2013. This decline in the gross margin percentage of homes sold was more than offset by the increased volume of homes sold in the first quarter of 2014 (52 homes) as compared to the first quarter of 2013 (12 homes).

The increased volume of home sales was driven by a year-over-year increase in the number of selling communities and an increased sales rate at certain of these selling communities.

The gross margin percentage of lots sold in the first quarter of 2014 was 15% as compared to a gross margin percentage of lots sold in the first quarter of 2013 of 39%. The gross margin percentage of lots sold is not necessarily directly comparable from period to period due to several factors including the stage of development and the location of the lots as well as the cost basis in the lots. In addition, there was a significant year-over-year reduction in the volume of lots sold in the first quarter of 2014 (2 units) as compared to the first quarter of 2013 (54 units). The volume and revenue of lots sold can vary considerably from period to period; such sales tend to be driven by discrete transactions which are motivated by several considerations, including opportunistic conditions in the markets in which we own lots.

Summary Results of UCP Revenue and Gross Margin

	Three Months Ended March 31,
	2014	2013	Change
Lots sold	2	54	(52)
Homes sold	52	12	40

Revenue (in thousands)
Lot revenue - total	$174	$7,470	$(7,296)
Lot revenue - per lot	$87	$138	$(51)

Home revenue - total	$25,447	$4,333	$21,114
Home revenue - per home	$489	$361	$128

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$26	$2,891	$(2,865)
Gross margin percentage - lots	15%	39%	(24)%

Gross margin - homes	$4,548	$860	$3,688
Gross margin percentage - homes	18%	20%	(2)%

Gross margin - total	$4,574	$3,751	$823
Gross margin percentage - total	18%	32%	(14)%

Segment Results of Operations

The year-over-year first quarter segment loss increased by $5.6 million from a net loss of $711,000 in 2013 to a net loss of $6.3 million in 2014. There was an increase in the gross margin of approximately $823,000 generated by the sale of lots and homes at UCP. In addition, there was an increase in operating costs of $3.5 million in the first quarter of 2014 as compared to the first quarter of 2013. The year-over-year increase in costs is due primarily to increased salaries and benefits as UCP continues to expand its operations as well as increased sales and marketing costs as the number of sales communities increased year-over-year.

Also included in operating costs for the three months ended March 31, 2014, is stock-based compensation expense of $1 million recorded on previously granted RSU and new stock-based awards granted in 2014. During the first quarter of 2014, certain officers of UCP received a total of 166,081 stock options with an exercise price of $16.20 (being the fair value of UCP’s Class A shares on the date the awards were granted) and 58,334 RSU. The aggregate grant date fair value of both awards was $2.2 million and will be recognized over the four year vesting period. There was no corresponding expense in the first quarter of 2013.

Not part of the UCP results for the three months ended March 31, 2014, is a $2.9 million impairment loss recorded on undeveloped property owned in San Diego County, California. (The only real estate in this segment not owned by UCP is the undeveloped property in San Diego County and a property in Fresno that is owned by Bedrock). The property was purchased several years ago in conjunction with a plan to develop an alternative energy plant on the site. Concurrent with our purchase of the property we entered into an option to sell the property to the developer of the project. Ultimately the developer was unsuccessful in completing the project and, as a result, the option on the property was never exercised. Alternative development opportunities have proven unsuccessful and the property has also been impacted by protected species issues. As a result we have decided to sell the property as-is. Accordingly, we have written down the carrying value of the property to our estimate of the current undeveloped fair value of the property. There was no corresponding charge in the first quarter of 2013.

AGRIBUSINESS OPERATIONS

	Three Months Ended
Thousands of dollars	March 31,
	2014	2013	Change
Revenue:
Sales of canola oil and meal	$34,859	$39,556	$(4,697)
Other	8	9	(1)
Total revenue	34,867	39,565	(4,698)

Cost of goods sold:
Cost of canola oil and meal sold	(30,696)	(40,605)	9,909
Depreciation expense	(1,385)	(1,996)	611
Other direct costs of production	(2,093)	(2,061)	(32)
Total cost of goods sold	(34,174)	(44,662)	10,488

Depreciation	(37)	(94)	57
Interest expense	(1,326)	(1,431)	105
Plant costs and overhead	(3,523)	(3,093)	(430)
Segment total expenses	(39,060)	(49,280)	10,220
Loss before income taxes	$(4,193)	$(9,715)	$5,522

Segment Revenue and Gross Margin

We generated revenue from sales of canola oil and meal of $34.9 million in the first quarter of 2014 as compared to revenue of $39.6 million in the first quarter of 2013. The decline in revenue resulted from a year-over-year decline in the market price of our canola oil and meal products despite our year-over-year production volumes increasing by 8.4%. Our year-over-year gross margin (revenue less total cost of goods sold) improved by $5.8 million to $693,000 in the first quarter of 2014 from a gross margin loss of $5.1 million in the first quarter of 2013.

We manage our canola seed crushing operations by reference to the crush margin (revenue less cost of canola oil and meal sold). Our year-over-year crush margin improved by $5.2 million to $4.2 million in the first quarter of 2014 from a crush margin loss of $1 million in the first quarter of 2013.

The year-over-year gross margin and crush margin improvement is due to the overall improvement in canola board crush margin (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the quoted market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the U.S. dollar). The average board crush margin in the first quarter of 2014 was approximately $238 per ton as compared to approximately $110 per ton in the first quarter of 2013. This board margin improvement was primarily due to the relatively greater decline in price of our main input cost, canola seed, versus our product pricing for canola meal and oil. Seed pricing was driven by high canola yields and a plentiful harvest for the 2013 crop.

This was in contrast to disappointing yields for the 2012 canola crop which led to an extremely challenging crush margin environment through most of 2013. Canola board crush margins were unusually low at the start of 2013 and continued to decline through the first quarter of 2013. In 2012, Canadian canola seed harvested yields were 20% below the trend line average yield, resulting in canola seed scarcity and high prices. The board crush margins and the total basis (basis is the difference between our actual crush margin and the board margin; differences arise from the discount or premiums we obtain for seed purchased and oil and meal sold compared to the board pricing) combine to generate our crush margins.

However, despite the year-over-year improvement in our gross and crush margins, we still incurred a loss of $4.2 million for the first quarter of 2014 (an improvement of $5.5 million as compared to the loss incurred in the first quarter of 2013). This loss was primarily due to two reasons:

First, we were unable to crush sufficient volumes of canola to cover other variable and fixed costs. During the first quarter of 2014, our plant crushed at an average rate of 830 U.S. tons per day compared to 766 tons per day during the first quarter of 2013. However, we had crushed 1,041 U.S. tons per day in the fourth quarter of 2013. The reduction in the daily crush rate from the fourth quarter of 2013 was due to weather-related logistics disruptions to both inbound seed deliveries and rail service interruptions for our outbound products. Extended periods of subzero temperatures and frequent blizzards reduced our rail service provider’s ability to provide sufficient service to our plant. However, as the extremely harsh winter weather subsided in late February of this year, the rail service to our plant has improved in both frequency and volume enabling our daily crush rate to improve in March and April, 2014 in comparison to the average crush rate obtained in the first quarter of 2014.

Second, our hedging strategy locked in historically attractive board margins prior to the commencement of the first quarter of 2014. However, the actual spot board crush margins in the first quarter of 2014 exceeded historical levels. As a result, we recorded a charge in the first quarter of 2014 of $4.1 million for both realized and unrealized losses on our derivative contracts that is included in our total cost of goods sold.

In addition, readily marketable inventory at March 31, 2014 is carried at net realizable value on our consolidated balance sheet based on quoted market prices in active markets. Changes in the value of our readily marketable inventory are recognized in cost of canola oil and meal sold each period. However, we aim to minimize the effects of changing prices in our inventory primarily through the use of traded futures contracts.

Segment Expenses

Plant costs and overhead in the first quarter of 2014 and 2013 include salaries and benefits, consulting fees, insurance, and office costs. Also included in these costs are the variable costs of crushing operations including costs for energy, process chemicals, production labor and utilities as well as marketing fees under our off-take agreement with Purina Animal Nutrition, LLC (formerly Land O Lakes Purina Feed, LLC). Plant costs and overhead also include certain due diligence expenses for potential expansion opportunities within the Agribusiness segment.

As of March 31, 2014, we had total debt of $86.9 million principally comprised of an $82 million term loan and $4.8 million outstanding on a revolving credit facility. During the first three months of 2014 and 2013, we recorded interest expense of $1.3 million and $1.4 million respectively.

CORPORATE

	Three Months Ended
Thousands of dollars	March 31,
	2014	2013	Change
Revenue:
Deferred compensation revenue	$304	$248	$56
Other revenue	203	1,222	(1,019)
Total revenue	507	1,470	(963)

Costs and expenses:
Interest expense	(146)	(180)	34
Stock-based compensation expense	(958)	(946)	(12)
Deferred compensation expense	(599)	(618)	19
Foreign exchange gain (loss)	233	(854)	1,087
Other	(2,275)	(2,714)	439
Segment total expenses	(3,745)	(5,312)	1,567
Loss before income taxes	$(3,238)	$(3,842)	$604

The corporate segment consists of cash, fixed-income securities and equity securities, including the portfolio of Swiss equity securities and our investment in Mindjet. The corporate segment also includes the assets, liabilities and the results of operations of our oil and gas venture and other parent company assets and liabilities which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors. Revenue consists of our share of revenue generated from oil and gas sales, interest earned on cash balances and securities and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year. The segment results above do not include our share of the income or loss from any investments we account for using the equity method.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, for example, salaries and benefits, directors’ fees, shareholder costs, rent for our head office, stock-based compensation expense, deferred compensation expense, and expenses related to the operations of our oil and gas venture.

In any one year, corporate segment results can fluctuate due to one or more individually significant revenue or expense items which occur irregularly, for example, realized gains or losses on the sale of fixed-income or equity securities, or which can change significantly from period to period, such as foreign currency gains or losses.  Consequently, corporate segment results of operations are not typically comparable from year to year.

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

Segment Revenue

The corporate segment recorded revenue of $507,000 in the first quarter of 2014, compared to $1.5 million in the first quarter of 2013. The $1 million decrease in segment revenue is principally due to a decreased level of realized gains (from securities held outside the deferred compensation plan) in the first quarter of 2014 as compared to the first quarter of 2013.

Segment Expenses

First quarter year-over-year segment expenses decreased by $1.6 million to $3.7 million in the first quarter of 2014 as compared to $5.3 million in the first quarter of 2013. This decrease in total segment expenses was primarily due to an increased gain in foreign exchange of $1.1 million.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the closing price of PICO common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of March 31, 2014, there was $2.1 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests in October, 2014.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily results from the effect of fluctuations in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an inter-company loan to PICO European, which is denominated in Swiss Francs.

Segment expenses were decreased by a $233,000 foreign exchange gain in the first quarter of 2014, compared to an $854,000 foreign exchange loss in the first quarter of 2013.

ENTERPRISE SOFTWARE

Three Months Ended
Thousands of dollars	March 31,
2013
Revenue:
Software and services revenue	$3,650

Costs and expenses:
Cost of software and services sold	(1,301)
Interest expense	(76)
Depreciation	(14)
Operating expenses	(3,409)
Segment total expenses	(4,800)
Loss before income taxes	$(1,150)

On September 10, 2013, Spigit was merged with Mindjet. As a result of the merger transaction, we no longer own a controlling financial interest in Spigit, and consequently we no longer operate an enterprise software segment.

LIQUIDITY AND CAPITAL RESOURCES—THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Cash Flow

Our assets primarily consist of real estate and tangible and intangible water assets, property, plant and equipment, cash and cash equivalents, and investments in publicly-traded securities.  Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at March 31, 2014 were as follows:

•	our water resource and water storage operations holds cash of $460,000:
•	our real estate operations segment holds cash of $51.7 million;
•	our agribusiness operations segment holds cash of $1.7 million; and
•
our corporate segment holds cash of $38.6 million, and marketable equity and debt securities with a market value of $40.7 million and $9.4 million, respectively. Included in those totals is $2.1 million in cash, $10.6 million in equities and $9.4 million in debt securities that are held in deferred compensation rabbi trusts accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include existing cash, cash flows from our real estate and agribusiness operations, the sale of tangible and intangible water assets, loans and debt or equity offerings.  We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings.

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

Real Estate Operations

We are a homebuilder and developer in Northern California and select markets in the Puget Sound area of Washington State. We finance additional acquisitions, development and construction costs from our existing cash, proceeds of the sale of existing lots and homes, and/or through external financing. On April 10, 2014, UCP LLC acquired the assets of Citizens Homes Inc. (“Citizens”) for $15 million. Citizens builds and sells homes in North Carolina, South Carolina, and Tennessee. The owners of Citizens are eligible to receive earn-out payments from UCP, LLC of up to $6 million, in the aggregate, based on performance over the next five years.

Agribusiness Operations

We recorded $34.9 million in sales of canola oil and meal and $34.2 million in cost of sales of such products for the first quarter of 2014. Generally, during periods when commodity prices are rising, we require increased use of cash to support working capital to acquire inventories and fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories. We have financed operations with cash received from sales of canola products, and cash from our revolving credit facility. PICO also invested an additional $4.6 million of preferred capital, with a 10% rate of return, during the first quarter of 2014 to fund planned capital expenditure that will increase the plant’s crushing capacity. While we negotiated reductions in certain of our debt covenants during 2014, if our canola business continues to report losses, it is possible we could breach one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business.

At March 31, 2014, Northstar had borrowed a total of $86.8 million under a $116.5 million credit agreement which consisted of:

• $82 million borrowed under non-recourse senior secured multi-draw term loans; and

•$4.8 million borrowed under a $27 million non-recourse senior secured revolving credit facility to provide working capital on completion of construction. During 2012, we amended the credit agreement to increase the revolving credit facility from $10.5 million to $27 million. The revolving credit facility will be available until August 14, 2017.

The credit agreement contains the following significant financial covenants and the Company was in compliance with each covenant at March 31, 2014.

1) Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At March 31, 2014, Northstar’s ratio was approximately 0.59.

2) Debt Service Coverage Ratio: Northstar will not permit its debt service coverage ratio to be less than 1.75 to 1.00 as of the last day of any quarter. There is no debt service coverage ratio in effect at March 31, 2014 and the required debt service coverage ratio will be 1.40 and 1.50 at June 30, 2014, and September 30, 2014, respectively.

3) Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $60 million. At March 31, 2014, Northstar’s net worth was approximately $61.6 million.

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

Corporate

Our corporate segment generates investment returns and cash flow with a portfolio of small-capitalization value stocks publicly traded in Switzerland and in the U.S. and from the sale of oil and gas production from our wells in Colorado. The Swiss portfolio is partially financed with loans denominated in Swiss Franc to provide a natural hedge against fluctuation in the U.S. dollar-Swiss Franc exchange rate. Cash flow from the sale of the securities in the Swiss portfolio will be used to repay the Swiss debt as it becomes due.

Consolidated Cash and Securities

At March 31, 2014, we had unrestricted and available cash of $36.9 million, and available-for-sale debt and equity securities of $16 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segments.

We estimate that we have sufficient cash and available-for-sale investments to cover our cash needs for at least the next 12 months. In the long-term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, and raise cash from debt or equity offerings. Any additional equity offerings may be dilutive to our stockholders and any additional debt offerings may include operating covenants that could restrict our business.

Cash Flow

Our cash flows from operating, investing, and financing activities of continuing operations for the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	2014	2013
Operating activities	$(41,382)	$(46,865)
Investing activities	(1,912)	2,896
Financing activities	(2,186)	5,681
Effect of exchange rates on cash	(151)	541
Decrease in cash and cash equivalents	$(45,631)	$(37,747)

Cash Flows From Operating Activities

Our operating activities from continuing operations used $41.4 million in cash during the first three months of 2014.  The principal operating cash outflows were $35.2 million in purchases of canola seed and $54.3 million used to acquire and develop real estate and residential lots and housing. Other operating cash outflows include $13.9 million in overhead and various project expenses.  Our positive cash inflows were $25.3 million in sales of residential real estate and lots, $31.6 million from sales of canola oil and meal

Our operating activities from continuing operations used $46.9 million in cash in the first three months of 2013. The principal operating cash outflows were $43.9 million in purchases of canola seed and $22.4 million used to acquire and develop residential lots and housing. Other operating cash outflows include $19.3 million in overhead and various project expenses and payments of accounts payable of $6.8 million.  Our positive cash inflows were $11.3 million in sales of residential real estate and lots and $36.6 million from sales of canola oil and meal.

Cash Flows From Investing Activities

Our investing activities from continuing operations used $1.9 million of cash in the first three months of 2014.  The primary sources of cash were $4.3 million from the sale of debt and equity securities, offset by $2.9 million in cash used to purchase additional debt and equity securities.

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

Cash Flows From Financing Activities

Financing activities from our continuing operations used $2.2 million of cash during the first three months of 2014, primarily due to repayment of $19.6 million of our debt including $3.4 million of our Swiss debt, $1.5 million paid on our senior secured loan facility, $6.5 million on our working capital line of credit, and $8.2 million of mortgage debt repaid when certain real estate properties were sold. These cash outflows were offset by cash proceeds of $18.2 million from our debt arrangements, including $6.5 million drawn on our working capital line of credit to fund purchases of canola seed and operating expenses in our agribusiness segment, and $11.7 million in debt used to fund the acquisition and development of our real estate projects.

Financing activities from our continuing operations provided $5.7 million of cash in the first three months of 2013. We received cash proceeds of $9.5 million from our debt arrangements, including a net $3 million drawn on our working capital line of credit in our agribusiness operations that was used to purchase canola seed and to fund operating expenses, and $6.5 million in debt used to fund the acquisition and development of our real estate projects. We repaid $3.8 million of our debt, including $1.5 million of principal paid on our senior secured construction loan facility and $2.3 million repaid when certain real estate properties were sold.

Our debt consists primarily of the $82 million non-recourse senior secured construction loan facility, $34.5 million in mortgage notes on real estate and real estate development, substantially all of which are non-recourse, and our Swiss debt of $14.1 million. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Seasonality

Historically, the homebuilding industry experiences seasonal fluctuations in quarterly operating results and capital requirements. We typically experience the highest new home order activity in spring and summer, although this activity is also highly dependent on the number of active selling communities, timing of new community openings and other market factors. As it typically takes four to six months to construct a new home, we generally deliver more homes in the second half of the year as spring and summer home orders convert to home deliveries. Due to this seasonality, home starts, construction costs and related cash outflows have historically been highest in the second and third quarters, and the majority of cash receipts from home deliveries occur during the second half of the year. We expect this seasonal pattern to continue over the long term, although it may be affected by volatility in the homebuilding industry. We currently expect the traditional seasonality cycle and its impact on our results to become more prominent if and as the present housing recovery progresses and the housing markets and homebuilding industry return to a more normal operating environment.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

At March 31, 2014, we had $9.4 million of debt securities, $235,000 of which were denominated in foreign currencies (primarily New Zealand dollars), and $40.7 million of marketable equity securities, $22.6 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk. At December 31, 2013, we had $9.2 million of debt securities, $225,000 of which were denominated in foreign currencies, (primarily New Zealand dollars), and $41.4 million of marketable equity securities, $23.1 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For debt securities, we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security.  At March 31, 2014, and 2013, the model calculated a loss in fair value of $196,000, and $109,000, respectively.  For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity.  For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at March 31, 2014 and 2013 of $8.1 million and $7.9 million, respectively that would reduce the unrealized appreciation in shareholders’ equity.  The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss at March 31, 2014 and 2013 of $1.7 million and $1.1 million, respectively that would impact the foreign currency translation in shareholders’ equity.

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

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d) - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II: Other Information

Item 1:  Legal Proceedings

See Note 8 in Notes to Condensed Consolidated Financial Statements for a discussion of material updates to previously reported legal proceedings, which information is incorporated by reference into this Item 1.

Item 1A:  Risk Factors

The following information sets out factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. You should carefully consider the following risks, together with other matters described in this Form 10-Q or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occurs, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly.

The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2013. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC.

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

Specifically, high national or regional unemployment may arrest or delay any significant recovery of the residential real estate markets in which we operate, which could adversely affect the demand for our real estate and water assets. Any prolonged lack of demand for our real estate and water assets could have a significant adverse effect on our revenues, results of operations, and cash flows. Poor economic conditions could also lead to a decrease in consumer demand for canola oil products and/or a decline in canola seed crushing margins which could have a material adverse effect on our future cash flows, results of operations and financial condition.

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

We have constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of March 31, 2014, the total cost of the pipeline project, including our water credits, (net of impairment charges incurred to date) carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

* The operation of our canola seed crushing facility may not generate sufficient cash flow to repay the debt that is secured on the facility.

Our canola crushing operations has a limited operating history and to date has not generated annual operating income or positive cash flows. As a result, the facility may be unable to fund principal and interest payments under its debt service obligations or may continue to operate at a loss. In certain situations, if the facility performs below certain operating levels leading to inadequate or negative cash flows, certain covenants in the agreements governing the facility’s debt financing may be breached, rendering all of the facility’s debt immediately due and payable. As a result, we may be forced to provide additional capital to our canola seed crushing operation to cure any breach of certain debt covenants which could lead to a material adverse effect on our financial condition and cash flows. As of March 31, 2014 we had invested an additional $37.1 million to fund the operating losses to date of our canola seed crushing facility and to ensure certain debt covenants were not breached. If we are unable to cure any breach of certain debt covenants, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

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

* Our ability to utilize net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of March 31, 2014, we had federal and state net operating loss carryforwards of approximately $105.1 million and $118.2 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

Our business could be negatively impacted by cybersecurity threats.

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cybersecurity threats, including cybersecurity attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cybersecurity incidents may not be fully insured or indemnified by other means.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND CASH FLOWS AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORIC FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS AND CASH FLOWS AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO (1)
3(ii)	Amended and Restated By-laws of PICO (2)
10.1	Eighth Amendment to Credit Agreement dated March 21, 2014, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q (No. 033-36383) filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K filed (No. 033-36383) with the Securities and Exchange Commission on May 19, 2009.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	May 9, 2014	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer & Treasurer
(Principal Financial Officer and Authorized Signatory)