Form 10-Q
period 2014-06-30
PICO HOLDINGS INC /NEW
filed 2014-08-11
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Yes ☐ No ☒
On August 8, 2014, the registrant had 22,767,800 shares of common stock, $0.001 par value per share outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Six Months Ended June 30, 2014

Part I: Financial Information

Item I: Condensed Consolidated Financial Statements (Unaudited)

PICO HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (In thousands, except par value)

	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$61,126	$138,039
Investments ($48,900 and $50,600 measured at fair value at June 30, 2014, and December 31, 2013, respectively)	75,797	78,657
Real estate and tangible water assets, net of $10,459 and $10,019 of accumulated depreciation at June 30, 2014, and December 31, 2013, respectively	315,876	254,208
Property, plant and equipment, net of $21,417 and $16,631 of accumulated depreciation at June 30, 2014, and December 31, 2013, respectively	124,045	123,444
Intangible assets	125,648	124,880
Other assets	57,219	43,324
Total assets	$759,711	$762,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$134,017	$136,767
Accounts payable, accrued expenses and other liabilities	46,082	36,780
Deferred compensation	24,974	24,160
Total liabilities	205,073	197,707

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 25,836 issued and 22,768 outstanding at June 30, 2014, and 25,821 issued and 22,747 outstanding at December 31, 2013	26	26
Additional paid-in capital	548,767	546,307
Retained deficit	(28,492)	(17,083)
Accumulated other comprehensive income	660	232
Treasury stock, at cost (common shares: 3,068 at June 30, 2014 and 3,073 at December 31, 2013)	(56,482)	(56,593)
Total PICO Holdings, Inc. shareholders’ equity	464,479	472,889
Noncontrolling interest in subsidiaries	90,159	91,956
Total shareholders’ equity	554,638	564,845
Total liabilities and shareholders’ equity	$759,711	$762,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
REVENUES AND OTHER INCOME:
Sale of real estate and water assets	$63,780	$51,385	$89,426	$63,191
Sale of canola oil and meal	48,960	44,913	83,819	84,469
Sale of software		5,597		9,247
Other income	4,740	3,312	5,511	5,107
Total revenues and other income	117,480	105,207	178,756	162,014

COST OF SALES:
Cost of real estate and water assets sold	51,601	38,219	72,656	46,272
Cost of canola oil and meal sold	40,889	49,408	75,062	94,070
Cost of software sold		632		1,933
Total cost of sales	92,490	88,259	147,718	142,275

EXPENSES:
Operating and other costs	20,326	22,670	37,179	40,785
Impairment loss on real estate and water assets		1,410	2,865	1,410
Interest	1,403	1,719	2,880	3,418
Depreciation and amortization	763	762	1,305	1,299
Total costs and expenses	114,982	114,820	191,947	189,187
Income (loss) before income taxes and equity in loss of unconsolidated affiliates	2,498	(9,613)	(13,191)	(27,173)
Benefit for federal, foreign, and state income taxes	(91)	(114)	(355)	(898)
Equity in loss of unconsolidated affiliate	(681)		(1,160)
Net income (loss)	1,908	(9,499)	(13,996)	(26,275)
Net (income) loss attributable to noncontrolling interests	(71)	1,790	2,587	3,590
Net income (loss) attributable to PICO Holdings, Inc.	$1,837	$(7,709)	$(11,409)	$(22,685)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED, CONTINUED (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other Comprehensive Income (Loss):
Net income (loss)	$1,908	$(9,499)	$(13,996)	$(26,275)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	(57)	791	430	1,543
Foreign currency translation	(42)	(279)	(2)	(43)
Total other comprehensive income (loss), net of tax	(99)	512	428	1,500
Comprehensive income (loss)	1,809	(8,987)	(13,568)	(24,775)
Comprehensive (income) loss attributable to noncontrolling interests	(71)	1,790	2,587	3,590
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$1,738	$(7,197)	$(10,981)	$(21,185)

Net income (loss) per common share – basic and diluted:	$0.08	$(0.34)	$(0.50)	$(1.00)
Weighted average shares outstanding	22,754	22,737	22,750	22,735

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2014	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845
Stock-based compensation expense			2,814					1,249	4,063
Sale of treasury stock						(5)	111		$111
Exercise of restricted stock units	15
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(354)					(459)	(813)
Net loss				(11,409)				(2,587)	(13,996)
Unrealized appreciation on investments, net of deferred income tax of $230 and reclassification adjustments of $942					430				430
Foreign currency translation					(2)				(2)
Ending balance, June 30, 2014	25,836	$26	$548,767	$(28,492)	$660	3,068	$(56,482)	$90,159	$554,638

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2013	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496
Stock-based compensation expense			1,896						1,896
Exercise of restricted stock units	11
Changes in ownership of noncontrolling interest			280					(32)	248
Net loss				(22,685)				(3,590)	(26,275)
Unrealized appreciation on investments, net of deferred income tax of $830 and reclassification adjustments of $547					1,543				1,543
Foreign currency translation					(43)				(43)
Ending balance, June 30, 2013	25,818	$26	$528,767	$(17,470)	$(514)	3,073	$(56,593)	$1,649	$455,865

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(57,371)	$(35,598)

INVESTING ACTIVITIES:
Purchases of investments	(8,570)	(9,360)
Proceeds from sale of investments	12,291	13,894
Purchases of property and equipment	(5,524)	(992)
Cash acquired (used) in the acquisition of consolidated subsidiaries	(14,006)	174
Increase in restricted cash	274	1,495
Decrease in margin deposits	(400)
Other investing activities, net	38	14
Net cash provided by (used in) investing activities	(15,897)	5,225

FINANCING ACTIVITIES:
Repayment of debt	(53,570)	(31,292)
Payment of withholding taxes on exercise of RSU	(814)
Proceeds from debt	50,733	28,525
Proceeds from the sale of treasury stock	111
Net cash used in financing activities	(3,540)	(2,767)

Effect of exchange rate changes on cash	(105)	465
Decrease in cash and cash equivalents	(76,913)	(32,675)
Cash and cash equivalents beginning of the period	138,039	100,115
Cash and cash equivalents end of the period	$61,126	$67,440

SUPPLEMENTAL CASH FLOW INFORMATION:
Payments (refunds) of federal, foreign, and state income taxes	$(2,011)	$109
Interest paid, net of amounts capitalized	$2,502	$5,407
Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$2,424	$300
Mortgage incurred to purchase real estate		$4,691
Fair value of assets acquired in Citizens acquisition	$20,259
Cash paid	$(14,006)
Contingent consideration and liabilities assumed in Citizens acquisition	$6,253
Increase in assets from business combination with Spigit		$21,432
Increase in liabilities in business combination with Spigit		$20,377
Conversion of note receivable to common stock in Spigit		$820
Accrued offering costs		$1,678

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.  Basis of Presentation and Summary of Significant Accounting Policies

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

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, goodwill and intangibles, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of June 30, 2014, and December 31, 2013, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Additional costs to develop or otherwise prepare real estate and water assets for their intended use are capitalized. These costs typically include direct home construction costs, legal fees, engineering, consulting, direct cost of well drilling or related construction, and any interest cost capitalized on qualifying assets during the development period. The Company expenses all maintenance and repair costs on real estate and water assets. The types of costs capitalized are consistent across periods presented. Tangible water assets consist of various water interests currently in development or awaiting permitting. Water storage typically includes the cost of the real estate and direct construction costs to build the site.  Amortization of real estate improvements is computed using the straight-line method over the estimated useful lives of the improvements ranging from five to 15 years.

All real estate and tangible water assets are classified as held and used until management commits to a plan to sell the asset, the asset can be sold in its present condition, the asset is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.  At June 30, 2014, and December 31, 2013, the Company had real estate of $24.6 million and $8.6 million, respectively, classified as held for sale.

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	June 30, 2014	December 31, 2013
Real estate	$270,146	$208,506
Tangible water assets	45,730	45,702
	$315,876	$254,208

Intangible Assets:

Intangible assets primarily includes the costs of indefinite-lived intangible assets and is comprised of water rights and the exclusive right to use two water transportation pipelines. The Company capitalizes development and entitlement costs and other allocated costs, including interest, during the development period of the assets and transfers the costs to intangible water assets when water rights are permitted. Water rights consist of various water interests acquired or developed independently or in conjunction with the acquisition of real estate. When the Company purchases intangible water assets that are attached to real estate, an allocation of the total purchase price, including any direct costs of the acquisition, is made at the date of acquisition based on the estimated relative fair values of the water rights and the real estate. Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts.

The fair value of the intangible assets is calculated using discounted cash flow models that incorporate a wide range of assumptions including current asset pricing, price escalation, discount rates, absorption rates, timing of sales, and costs. These models are sensitive to minor changes in any of the input variables.

Goodwill:

The Company records goodwill that arises from business combinations. The balance is not amortized but is tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the asset to the carrying amount. Goodwill is reported within other assets in the accompanying condensed consolidated financial statements.

The balance of goodwill and changes for the period by reporting segment were as follows (in thousands):

	Agribusiness Segment	Real Estate Segment	Total
Balance, January 1, 2014	$4,702		$4,702
Goodwill acquired during the period		$4,993	$4,993
Balance, June 30, 2014	$4,702	$4,993	$9,695

During the three months ended June 30, 2014, the Company recorded goodwill as part of the acquisition of certain assets and liabilities of Citizens Homes, Inc. (“Citizens”) The acquisition was accounted for as a business combination with the acquired assets and assumed liabilities recorded at their preliminary estimated fair values. See Note 9, Acquisition of Citizens Homes, for additional information.

Inventory:

The Company classifies its canola seed as raw material inventory and canola oil and meal as finished goods inventory, which are included in other assets in the condensed consolidated balance sheets.  The Company had $5.7 million and $2.6 million of raw materials and $6.8 million and $5.3 million of finished goods at June 30, 2014 and December 31, 2013, respectively.

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

At June 30, 2014, noncontrolling interest reported in the condensed consolidated financial statements includes the owners of 42.52% of UCP, Inc (“UCP”). The noncontrolling interest related to UCP increased from 42.25% during the six months ended June 30, 2014, due to the issuance of UCP Class A common stock related to vesting of restricted stock units (“RSU”) awarded in 2013. The Company’s consolidated noncontrolling interest also includes the results of operations allocated to the owners of the 12% interest in PICO Northstar, LLC (“Northstar”).

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests (generally one to four years) using the straight-line method.

At June 30, 2014, PICO had one stock-based payment arrangement outstanding. UCP also issues stock-based compensation under its own long term incentive plan that provides for equity-based awards, which upon vesting results in newly issued shares of UCP Class A common stock.

During the three months ended June 30, 2014, the PICO Holdings, Inc. 2005 Long Term Incentive Plan (the “2005 Plan”) was terminated and replaced by the PICO Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), which became effective upon shareholder approval at the Company’s 2014 Annual Meeting of Shareholders.  At the time of its termination, the 2005 Plan provided for the issuance of up to 2.7 million shares of common stock through the issuance of incentive stock options, non-statutory stock options, free standing stock-settled stock appreciation rights (“SAR”), restricted stock awards (“RSA”), performance shares, performance units, restricted stock units, (“RSU”), deferred compensation awards, and other stock-based awards to PICO employees, non-employee directors, and consultants. No further awards will be granted under the 2005 Plan.

The 2014 Plan provides for the issuance of up to 3.3 million shares of common stock, which includes 1 million shares of common stock initially authorized for issuance under the 2014 Plan, 218,000 shares of common stock previously available for issuance under the 2005 Plan that became part of the share reserve under the 2014 Plan upon termination of the 2005 Plan, and up to 2.1 million shares of common stock currently reserved for issuance upon the exercise of outstanding awards granted under the 2005 Plan that will become available for issuance under the 2014 Plan upon the termination or expiration of such awards. Similar to the 2005 Plan, the 2014 Plan provides for the issuance of incentive stock options, non-statutory stock options, SAR, RSA, performance shares, performance units, RSU, deferred compensation awards, and other stock-based awards to employees, directors and consultants of the Company (or any present or future parent or subsidiary corporation or other affiliated entity of the Company).  The 2014 Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes. Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

The Company recorded stock based compensation expense of $4.1 million and $1.9 million during the six months ended June 30, 2014, and 2013, respectively. Of the $4.1 million in stock based compensation recorded during the six months ended June 30, 2014, $2.2 million related to RSU and stock options for UCP common stock granted to the officers of UCP, of which $1.2 million was allocated to noncontrolling interest. There was no stock based compensation expense related to UCP recorded during the six months ended June 30, 2013.

The Company recorded stock based compensation expense of $2.1 million and $950,000 during the three months ended June 30, 2014, and June 30, 2013, respectively. Of the $2.1 million in stock compensation recorded during the three months ended June 30, 2014, $1.1 million related to RSU and stock options for UCP common stock granted to the officers of UCP, of which $662,000 was allocated to noncontrolling interest. There was no stock based compensation expense related to UCP recorded during the three months ended June 30, 2013.

Restricted Stock Units (RSU):

A summary of activity of PICO Holdings, Inc. common stock RSU is as follows:

	RSU	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	469,435	$30.43
Granted	13,212	$22.70
Vested	(15,435)	$22.67
Outstanding at June 30, 2014	467,212	$30.46
Unrecognized compensation cost (in thousands)	$1,436

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

There were no unvested SAR, and therefore no compensation expense was recognized during the three and six months ended June 30, 2014, and 2013. In addition, there were no SAR granted or exercised during the three and six months ended June 30, 2014, or 2013.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2014	1,616,625	$36.45	2.5 years

Outstanding and exercisable at June 30, 2014	1,616,625	$36.45	1.9 years

At June 30, 2014, none of the outstanding SAR were in-the-money.

Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2014	December 31, 2013
Net unrealized appreciation on available-for-sale investments	$7,296	$6,866
Foreign currency translation	(6,636)	(6,634)
Accumulated other comprehensive income	$660	$232

The unrealized appreciation on available-for-sale investments is net of a deferred income tax liability of $3.9 million at June 30, 2014, and $3.7 million at December 31, 2013. The foreign currency translation is net of a deferred income tax asset of $3.4 million at June 30, 2014, and $3.4 million at December 31, 2013.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Beginning balance	$759	$(1,026)	$232	$(2,014)
Unrealized gain on marketable securities, net of tax	569	1,238	1,043	1,898
Amount reclassified and recognized in net income (loss), net of tax(1)	(626)	(447)	(613)	(355)
Accumulated foreign currency translation, net of tax	(42)	(279)	(2)	(43)
Net change in other comprehensive income, net of tax	(99)	512	428	1,500
Accumulated other comprehensive income (loss)	$660	$(514)	$660	$(514)

(1)Amounts reclassified from unrealized gain on marketable securities are included in other income in the condensed consolidated statement of operations and comprehensive income or loss.

Deferred Compensation:

At June 30, 2014, and December 31, 2013, the Company had $25 million and $24.2 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.

The deferred compensation liability increased by $814,000 during the six months ended June 30, 2014, primarily due to an increase in the fair value of the deferred compensation plan assets of $1 million, offset by payments to plan participants. Included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three and six months ended June 30, 2014, and 2013, is compensation expense of $415,000 and $1 million, and $249,000 and $867,000, respectively.

Revenue Recognition:

Sale of Real Estate and Water Assets:

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

Sale of Finished Homes:

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

Sale of Canola Oil and Meal:

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

Cost of Canola Oil and Meal Sold:

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2013, the Company discovered that $4.3 million and $8.3 million, respectively, of labor and certain overhead costs related to the purchasing and production of inventory, including depreciation of plant and equipment, and energy costs, which should have been presented within cost of canola oil and meal sold, were inappropriately presented as $2.2 million and $4.3 million within operating and other costs, and $2.1 million and $4.1 million as depreciation and amortization for the three and six months ended June 30, 2013, respectively. For the three and six months ended June 30, 2014, the expenses have been properly presented as costs of canola oil and meal sold in the condensed consolidated statements of operation and comprehensive income or loss for the current period, and the three and six months ended June 30, 2013 presentation has been corrected.  These errors did not affect consolidated shareholders’ equity, net income or loss on the condensed consolidated statements of operations and comprehensive income or loss, or consolidated cash flows and are not considered to be material to the Company’s previously issued condensed consolidated financial statements.

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

The Company reported an income tax benefit of $91,000 and $114,000 for the three months ended June 30, 2014, and 2013, respectively, and an income tax benefit of $355,000 and $898,000 for the six months ended June 30, 2014, and 2013, respectively. For each period presented, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the Company’s net deferred tax assets.

Recent Accounting Pronouncements:

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 and early adoption is not permitted. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the effect this guidance will have on the condensed consolidated financial statements.

2.  Net Income or Loss Per Share

Basic earnings or loss per share is computed by dividing net earnings attributable to PICO Holdings, Inc. by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s stock-settled SAR and RSU are considered common stock equivalents for this purpose.  The number of additional shares related to these common stock equivalents is calculated using the treasury stock method, if dilutive.

For the six months ended June 30, 2014, and 2013, and the three months ended June 30, 2013, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive. For the three months ended June 30, 2014, the 467,212 outstanding RSU were included in the diluted per share calculation, however, the 1.6 million stock-settled SAR were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive.

3.  Investments

The following tables report the cost and carrying value of available-for-sale investments at June 30, 2014, and December 31, 2013 (in thousands):

June 30, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$12,162	$307	$(129)	$12,340
Marketable equity securities	25,492	11,133	(86)	36,539
Total	$37,654	$11,440	$(215)	$48,879

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,988	$213	$(29)	$9,172
Marketable equity securities	31,023	10,835	(450)	41,408
Total	$40,011	$11,048	$(479)	$50,580

The following tables summarize the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	June 30, 2014		December 31, 2013
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds	$5,201	$129
Marketable equity securities	200	13	$4,453	$254
Total	$5,401	$142	$4,453	$254

	June 30, 2014		December 31, 2013
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds			$5,744	$29
Marketable equity securities	$692	$73	2,368	196
Total	$692	$73	$8,112	$225

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below.  Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	June 30, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$1,961	$1,961	$68	$68
Due after one year through five years	7,864	7,981	5,981	6,178
Due after five years	2,337	2,398	2,939	2,926
	$12,162	$12,340	$8,988	$9,172

Marketable Equity Securities

The Company’s investment in marketable equity securities was $36.5 million at June 30, 2014, and principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets.  At June 30, 2014, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment.  The primary cause of the loss on those securities was normal market volatility. The securities that were deemed other-than-temporarily impaired were recorded as an impairment loss in the period. No material impairment losses were recorded during the three or six months ended June 30, 2014, and 2013.

Debt Securities

The Company owns corporate bonds and other debt securities, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer.  At June 30, 2014, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three and six months ended June 30, 2014, and 2013.

Other Investments

The Company’s equity investment in Mindjet, Inc. (“Mindjet”) represents 28.6% of the voting interest, which is comprised of 15.1% from common shares and 13.5% from preferred shares. The Company accounts for the investment in common stock using the equity method of accounting, which resulted in a loss of $681,000 and $1.2 million for the three and six months ended June 30, 2014, respectively, which is reported in the condensed consolidated statement of operations and comprehensive income or loss. The equity in loss of affiliate represents the Company’s ownership the common share vote and is 15.1% of Mindjet’s net loss for the three and six months ended June 30, 2014. The investment in preferred stock is held at cost in the accompanying condensed consolidated balance sheet.

During the three months ended June 30, 2014, the Company purchased $1.8 million of convertible debt of Mindjet, and deposited $730,000 in escrow for potential future purchases of the convertible debt conditioned on the operating results achieved by Mindjet. These escrow funds are recorded as other assets at June 30, 2014. The debt is due March 31, 2015, bears interest at 10% per year, and will convert to additional common or preferred equity, or potentially cash equal to three times the face value of the debt depending on the nature and valuation of certain future transactions including an offering of Mindjet’s securities in a private or initial public offering, or sale of the company. The debt security is reported within investments in the accompanying condensed consolidated financial statements.

At June 30, 2014, the total carrying value of the Company’s debt and equity investment in Mindjet is $26.6 million and is subject to impairment testing at each reporting period, or more frequently if facts and circumstances indicate the investment may be impaired. During the six months ended June 30, 2014, financial results indicated the investment might be impaired; however, estimates of the value of the enterprise indicated that the investment balance would be recovered. Nonetheless, it is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require the Company to write down the investment to fair value.

4.  Disclosures About Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at June 30, 2014, and December 31, 2013, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. There were no material transfers from level 1 to level 2 during the six months ended June 30, 2014 or the year ended December 31, 2013.

At June 30, 2014 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2014
Available-for-sale equity securities (1)	$19,101	$17,439		$36,540
Available-for-sale debt securities (1)	$10,516	$1,824		$12,340
Readily marketable inventory (2)	$5,509	$6,826		$12,335
Derivative instruments (3)	$534	$2,017		$2,551
Liabilities
Derivative instruments (3)	$705	$817		$1,522
Contingent Consideration (4)			$4,644	$4,644

At December 31, 2013 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Available-for-sale equity securities (1)	$26,177	$15,231		$41,408
Available-for-sale debt securities (1)	$9,172			$9,172
Readily marketable inventory (2)	$2,396	$5,292		$7,688
Derivative instruments (3)	$346	$2,108		$2,454
Liabilities
Derivative instruments (3)	$436	$936		$1,372

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

(4) Included in this caption is the contingent consideration that the Company entered into as part of the acquisition of Citizen’s. The estimated fair value of the contingent consideration was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model. The fair value of the contingent consideration was then estimated as the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period. The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs.

Non-Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

The following tables set forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the six months ended June 30, 2014, and for the year ended December 31, 2013, by level within the fair value hierarchy.

Six Months Ended June 30, 2014 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss Recorded During the Six Months Ended June 30, 2014
Real estate (1)			$1,357	$(2,865)

(1) The Company had a non-recurring fair value measurement of real estate assets with a carrying value of $4.2 million that was written down to its estimated fair value of $1.4 million resulting in an impairment charge of $2.9 million, which was included in earnings for the six months ended June 30, 2014. There was no impairment loss recorded for the three months ended June 30, 2014. The impairment was recorded based on the estimated sales price the Company expects to receive upon the sale of this real estate. The impairment loss relates to a property which is not part of UCP’s results of operations nor is it included in UCP’s inventory of lots.

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

(3) The Company had a non-recurring fair value measurement as a result of the merger transaction between Spigit, Inc. (“Spigit”) and Mindjet. The transaction resulted in the deconsolidation of Spigit and the recording of the Company’s common and preferred stock investment in Mindjet at fair value on the date of the transaction. The transaction resulted in a gain of approximately $21.2 million before income taxes. The fair value of the investment in Mindjet was based on analysis of the financial and operational aspects of the company, including consideration of a discounted cash flow analysis which incorporated a contemporary forecast of the merged Mindjet/Spigit entity going forward.  Also considered was a guideline public company analysis which compared business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company.  Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of equity held by PICO in order to reflect differences in value due to differing liquidation, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were discounted using a rate that includes assumptions regarding an entity’s average cost of debt and equity, incorporated expected future cash flows based on internal business plans, and applied certain assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by nature are uncertain and unpredictable.

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

As of June 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments which are not carried at fair value at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates held at cost	$19,302	$19,302	$19,380	$19,380

Financial liabilities:
Debt	$134,017	$142,964	$136,767	$145,924

Derivatives Notional Amounts

The following tables summarize the notional amount of open derivative positions at June 30, 2014, and December 31, 2013:

	June 30, 2014
	Exchange Traded		Non-Exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(96,350)	75,062			Tons
Natural Gas		340,000			MMBtus(2)
Forwards			(119,962)	61,741	Tons

	December 31, 2013
	Exchange Traded		Non-Exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(23,038)	34,380			Tons
Natural Gas		460,000			MMBtus(2)
Forwards			(132,428)	30,367	Tons
Swaps				75,000	Tons

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

The table below summarizes the effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income or loss (in thousands):

	Gain (Loss) Recognized in Income on Derivatives
		Six Months Ended June 30,		Three Months Ended June 30,
	Location	2014	2013	2014	2013
Futures	Cost of canola oil and meal sold	$801	$3,134	$(253)	$(963)
Forwards	Cost of canola oil and meal sold	(966)	280	508	534
Swaps	Cost of canola oil and meal sold	(3,779)	431	(104)	(798)
		$(3,944)	$3,845	$151	$(1,227)

Futures(1)	Other income	$553		$553
(1) Represents non-routine derivative trading activity.

5. Intangible Assets

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets within its water resource and water storage operations segment (in thousands):

	June 30, 2014	December 31, 2013
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	24,804	24,804
Other, net of accumulated amortization	16,947	16,179
	$125,648	$124,880

6.  Debt

As of June 30, 2014, the Company was in compliance with all debt covenants under the Company’s agribusiness segment term loan and working capital facility. Subsequent to the three months ended June 30, 2014, the Company negotiated new values for the debt service coverage ratio covenant such that the debt service coverage ratio at June 30, 2014, cannot be less than a ratio of 1.00 to 1.00 and at each quarter ending thereafter the debt service coverage ratio will not be less than 1.25 to 1.00. However, if the Company’s agribusiness operations report losses in the future, it is possible the Company could breach one or more of the debt covenants which would require obtaining a waiver from the lenders, or it could require the Company to invest additional capital into the business.

Certain of the real estate mortgage debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of June 30, 2014, the lenders have not requested, and the Company has not obtained, any such appraisals.

As of June 30, 2014, the Company had approximately $33.6 million of unused lines of credit within the real estate operations and $22.7 million in agribusiness operations.

The following details the Company’s consolidated debt (in thousands):

	June 30, 2014	December 31, 2013
Agribusiness term loan:
4.75% payments through 2017	$80,550	$83,533
Agribusiness working capital facility:
6% payments through 2017	4,350	4,750
Other agribusiness debt:
4.99% payments through 2018	144	159
Swiss debt:
3.7% payments through 2014		14,012
3.8% payments through 2014		3,363
2.3% payment due on demand	1,485
Mortgage debt:
3.9% to 4.75% payments through 2016	37,643	17,307
5% to 5.5% payments due from 2014 - 2016	7,611	11,491
6% to 6.5% payments through 2036		548
10% payments through 2017	1,604	1,604

Other debt at 5% due in 2014:	630
	$134,017	$136,767

7.  Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Agribusiness Operations, and Corporate. The Enterprise Software segment, which started and ended during 2013, will continue to be presented in historical periods as a segment.

The accounting policies of the reportable segments are the same as those described in the Company’s 2013 Annual Report on Form 10-K filed with the SEC, and in Note 1 Basis of Presentation and Summary of Significant Accounting Policies.

Management analyzes segments using the following information:

Segment assets (in thousands):

	June 30, 2014	December 31, 2013
Total assets:
Water resource and water storage operations	$192,304	$193,105
Real estate operations	297,334	276,954
Agribusiness operations	161,364	155,005
Corporate	108,709	137,488
	$759,711	$762,552

Segment revenues and income (loss) before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue and other income:
Water resource and water storage operations	$241	$24,848	$377	$25,032
Real estate operations	63,651	27,991	89,417	39,930
Agribusiness operations	49,917	44,914	84,784	84,479
Enterprise software		5,597		9,247
Corporate	3,671	1,857	4,178	3,326
Total revenues and other income	$117,480	$105,207	$178,756	$162,014

Income (loss) before income taxes:
Water resource and water storage operations	$(1,850)	$4,677	$(3,834)	$2,536
Real estate operations	821	(1,758)	(5,456)	(2,470)
Agribusiness operations	4,450	(8,760)	259	(18,475)
Enterprise software		(1,559)		(2,709)
Corporate	(923)	(2,213)	(4,160)	(6,055)
Total income (loss) before income taxes	$2,498	$(9,613)	$(13,191)	$(27,173)

8.  Commitments and Contingencies

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following:

Fish Springs Ranch, LLC

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement is pending ratification by the United States Congress, but the Company cannot be certain as to when the United States Congress will act on this matter. The Company has paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. No material developments occurred relating to this dispute or the settlement agreement during the first six months of 2014.

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

Whether any losses finally determined in any claim, action, investigation, or proceeding could reasonably have a material effect on our business, financial condition, results of operations, or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on our condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

9.  Acquisition of Citizens Homes

On April 10, 2014, the Company completed the acquisition of the assets and liabilities of Citizens Homes, Inc. used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, pursuant to a purchase and sale agreement, dated March 25, 2014 between UCP, LLC and Citizens. Accordingly, the results of Citizens are included in the Company’s consolidated financial statements from the date of the acquisition. For the period from April 10, 2014 to June 30, 2014, the revenues and net income attributable to the assets acquired in the acquisition were $10.2 million and $85,000, respectively.
The acquisition was accounted for as a business combination with the acquired assets, assumed liabilities, and contingent consideration recorded by the Company at their preliminary estimated fair values. The assets that the Company acquired primarily included real estate and various other assets. The acquisition date fair value of the consideration transferred totaled $18.7 million, which consisted of the following (in thousands):

Cash	$14,006
Contingent consideration	4,644
Total consideration	$18,650

The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon achievement of various pre-tax net income performance milestones of the new business(“performance milestones”) over a five year period commencing on April 1, 2014. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between zero and $6 million. The estimated fair value of the contingent consideration of $4.6 million was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model. The fair value of the contingent consideration was then estimated as the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period.

The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs. Key assumptions include: (1) forecasted adjusted net income over the contingent consideration period, (2) risk-adjusted discount rate reflecting the risk inherent in the forecasted adjusted net income, (3) risk-free interest rates, (4) volatility of adjusted net income, and (5) UCP’s credit spread. The risk adjusted discount rate for adjusted net income was 15.7% plus the applicable risk-free rate resulting in a combined discount rate ranging from 15.8% to 17% over the contingent consideration period. The volatility rate of 28.2% and a credit spread of 3.11% were applied to forecast adjusted net income over the contingent consideration period.
The following table summarizes the calculation of the preliminary estimated fair value of the assets and liabilities assumed at the acquisition date (in thousands):

Assets Acquired
Real estate	$13,832
Other assets	1,433
15,265
Less: Liabilities assumed	1,608
Net assets acquired	13,657
Goodwill	4,993
Consideration transferred	$18,650
The acquired assets and assumed liabilities were recorded by the Company at their estimated fair values, with certain limited exceptions. The Company determined the estimated fair values with the assistance of appraisals or valuations performed by independent third party specialists, discounted cash flow analysis, quoted market prices, where available, and estimates made by management. To the extent the consideration transferred exceeded the fair value of net assets acquired, such excess was assigned to goodwill.
The Company determined the fair value of real estate on a lot-by-lot basis primarily using a combination of market comparable land transactions, where available, and discounted cash flow models. These estimated cash flows are significantly impacted by estimates related to expected average home selling prices and sales incentives, expected sales paces and cancellation rates, expected land development and construction timelines, and anticipated land development, construction, and overhead costs. Such estimates must be made for each individual community and may vary significantly between communities.
The following table outlines the key assumptions used to determine the fair value of the real estate:

Real Estate: Methodology and Significant Input Assumptions

Method	Home comparable sales and discounted cash flow models
Home comparable range of base price per square foot	$ 77- $118 per square foot
Average discount rate applied	15%
Range of builder profit margin	18-24%
Builder profit margin applied	20%

As of the acquisition date, goodwill largely consisted of the expected economic value attributable to the assembled workforce of the acquired company as well as estimated economic value attributable to expected synergies resulting from the acquisition. The acquisition provides increased scale and presence in established markets with immediate revenue opportunities through an established backlog. Furthermore, the Company expects to achieve significant savings in corporate and divisional overhead costs as well as interest costs. Additional synergies are expected in the areas of purchasing leverage and integrating the best practices in operational effectiveness.
The Company has presented its preliminary estimates of the fair values of the assets acquired, liabilities assumed, and the contingent consideration transferred, in the acquisition as of June 30, 2014. The Company is in the process of finalizing its review and evaluation of the appraisal and related valuation assumptions supporting its fair value estimates for all of the assets acquired and liabilities assumed and, therefore, the estimates used herein are subject to change. This may result in adjustments to the values presented above for assets and liabilities and a corresponding adjustment to goodwill. As such, the Company has not completed the assignment of goodwill to reporting units or its determination of the amount of goodwill that is expected to be deductible for tax purposes at this time.

Transaction costs directly related to the acquisition totaled approximately $180,000 and $640,000 for the three and six months ending June 30, 2014, respectively, which were expensed and included in the condensed consolidated statements of operations and comprehensive income (loss) within operating and other costs. There were no acquisition-related costs incurred during the three and six months ended June 30, 2013.
Pro Forma Financial Information
The pro forma financial information in the table below summarizes the results of operations for the Company as though the acquisition was completed as of the beginning of fiscal year 2013. The pro forma financial information for all periods presented include additional amortization charges from acquired intangible assets (certain of which are preliminary). The unaudited pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve as a result of the acquisition, the costs to integrate the operations of the assets acquired, or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.
The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2013, or indicative of the results that will be attained in the future (in thousands):

	Three Months Ended		Six Month Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Total revenues	$128,428	$113,523	$199,581	$177,606
Net income (loss)	$1,883	$(9,803)	$(13,592)	$(27,332)
Net income (loss) per common share – basic and diluted:	$0.08	$(0.43)	$(0.60)	$(1.20)
Pro forma net income or loss for the three and six months ended June 30, 2014, were adjusted to exclude approximately $180,000 and $640,000 of acquisition-related costs incurred in the three and six months period ended June 30, 2014, respectively. The pro forma net income or loss for three and six months period ended June 30, 2013, were adjusted to include these charges.

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

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, in “Item 1A Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

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

As of June 30, 2014 our business is separated into the following operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations; and
•	Corporate

As of June 30, 2014, our major consolidated subsidiaries are (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico;

•
UCP, Inc. (“UCP”), a 57.5% owned subsidiary which is a homebuilder and land developer in markets located in California and Puget Sound area of Washington State, North Carolina, South Carolina and Tennessee; and

•	PICO Northstar Hallock, LLC, an 87.7% owned subsidiary, doing business as Northstar Agri Industries (“Northstar”), which operates a canola seed crushing facility in Hallock, Minnesota.

RESULTS OF OPERATIONS — THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Overview of Economic Conditions, Other Recent Events, and Impact on Results of Operations

The economic environment and housing slow-down in the U.S. between 2007 and 2011 significantly decreased the rate of growth in the Southwest and the demand for our water and real estate assets in certain markets. Numerous factors can affect the performance of an individual market. However, we believe that trends in employment, housing inventory, affordability, interest rates, and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenue and many of our costs and expenses. For example, when these trends are favorable, we expect our revenue, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and cost of sales to generally decline, although in each case the impact may not be immediate. There has been a recovery and improvement in the housing markets from levels seen during the slow-down (with seasonal fluctuations) which has led to increased levels of real estate development activity in the past two to three years, and we believe that a continuation of the housing recovery will lead to increased demand for our real estate, and intangible and tangible water assets (which are held in our real estate segment and water resource and water storage segment), respectively. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market and any deterioration in the markets in which we operate has the potential to cause additional impairment losses on our real estate and water assets.

In addition, during the first quarter of 2014, we experienced weather-related disruptions in our agribusiness operation, which is located in Hallock, Minnesota. These disruptions negatively impacted our results of operations during the first half of 2014.

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

PICO Shareholders’ Equity

Our shareholders’ equity decreased $8.4 million or $0.39 per share, during the six months ended June 30, 2014, from $472.9 million, or $20.79 per share at December 31, 2013 to $464.5 million, or $20.40 per share at June 30, 2014. The decrease in our shareholders’ equity was primarily due to the comprehensive loss of $11 million incurred during the period.

Total Assets and Liabilities

Total assets decreased by $2.8 million from $762.6 million at December 31, 2013 to $759.7 million at June 30, 2014. The Company’s real estate and water assets increased $61.7 million primarily due to acquisition of real estate by UCP. Cash and cash equivalents decreased $76.9 million due to cash used for purchases of real estate and overhead. During the first six months of 2014, total liabilities increased by $7.4 million, from $197.7 million at December 31, 2013 to $205.1 million at June 30, 2014.

Second Quarter Net Income or Loss before Taxes and Income Taxes

Our reported income before income taxes for the three months ended June 30, 2014 was $2.5 million compared to a loss of $9.6 million for the same period in 2013. For the three months ended June 30, 2014, we reported net income of $1.8 million, or $0.08 per share compared to a net loss of $7.7 million, or $0.34 per share that we reported for the three months ended June 30, 2013. The year-over-year reduction in the reported loss was primarily due to a $13.2 million improvement in our agribusiness segment from an increase in sales of canola oil and meal and a reduction of the related cost of sales.

For the three and six months ended June 30, 2014, our investment in Mindjet common stock, which represents 15.1% of the common stock voting interest in that company, resulted in recording a loss of $681,000 and $1.2 million, respectively, in the statement of operations within equity in loss of affiliate. During 2014, financial results indicated that our investment might be impaired, however estimates of the value of the enterprise indicated that our total investment balance of $26.6 million which included common and preferred equity and $1.8 million of debt securities acquired during the three months ended June 30, 2014, would be recovered. Nonetheless, it is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require us to write down the investment to fair value.

We continue to record a full valuation allowance on our net deferred tax assets, which resulted in minimal income tax benefit for the second quarter of 2014 and 2013.

Noncontrolling Interests

Noncontrolling interests reported net income of $71,000 and net loss of $1.8 million for the three months ended June 30, 2014 and 2013, respectively, and net loss of $2.6 million and $3.6 million for the six months ended June 30, 2014 and 2013. The majority of the loss attributable to noncontrolling interest recorded during 2014 is due to UCP’s reported net loss and during 2013 the allocation is due to losses reported in our agribusiness segment.

Comprehensive Income or Loss

For the second quarter of 2014, we reported comprehensive income of $1.7 million primarily due to the reported net income of $1.8 million for the period.

For the second quarter of 2013, we reported comprehensive loss of $7.2 million. This comprehensive loss consisted of a net loss of $7.7 million, offset by an increase of $791,000 in unrealized appreciation on available-for-sale investments.

Segment Results of Operations

Our segment revenue and income (loss) before income taxes for the second quarter and first half of 2014 and 2013 were as follows (in thousands):

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenue:
Water Resource and Water Storage Operations	$241	$24,848	$(24,607)	$377	$25,032	$(24,655)
Real Estate Operations	63,651	27,991	35,660	89,417	39,930	49,487
Agribusiness Operations	49,917	44,914	5,003	84,784	84,479	305
Enterprise Software		5,597	(5,597)		9,247	(9,247)
Corporate	3,671	1,857	1,814	4,178	3,326	852
Total revenue	$117,480	$105,207	$12,273	$178,756	$162,014	$16,742

Income (loss) before income taxes:
Water Resource and Water Storage Operations	$(1,850)	$4,677	$(6,527)	$(3,834)	$2,536	$(6,370)
Real Estate Operations	821	(1,758)	2,579	(5,456)	(2,470)	(2,986)
Agribusiness Operations	4,450	(8,760)	13,210	259	(18,475)	18,734
Enterprise Software		(1,559)	1,559		(2,709)	2,709
Corporate	(923)	(2,213)	1,290	(4,160)	(6,055)	1,895
Income (loss) before income taxes	$2,498	$(9,613)	$12,111	$(13,191)	$(27,173)	$13,982

Second Quarter Revenue

The majority of our recurring revenue is generated in our agribusiness and real estate operations. Both of these segments generate revenue from volume sales of their products. Our second quarter revenue was $117.5 million in 2014, compared to $105.2 million in 2013, an increase of $12.3 million year-over-year.  This increase was primarily due to a $35.7 million increase in revenue from an increase in the number of homes and lots sold in our real estate operations, offset by a $24.6 million decrease in revenues from our water and water storage segment due to one time sales of real estate and water assets that occurred during 2013.

Second Quarter Costs and Expenses

Second quarter costs and expenses were $115 million in 2014, consistent with the $114.8 million reported in 2013.  However, our real estate segment reported an increase in expenses of $33.1 million which was primarily due to a $29.8 million increase in cost of real estate sold due to an increase in homes and lots sold year-over-year. Offsetting the increase in costs from our real estate segment was a decrease in expense of $18.1 million in our water and water storage operations which was primarily due to a decrease in cost of real estate and water assets sold from the sale of real estate and water assets in 2013. Also, our agribusiness operations increased production and units sold however, we reported a decrease in expenses primarily from a $8.5 million decrease in cost of sales of canola oil and meal.

First Half Revenue

Our revenue for the six months ended June 30, 2014 was $178.8 million in 2014 compared to $162 million in 2013, an increase of $16.7 million year-over-year.  This increase was primarily due to a $49.5 million increase in sale of real estate due primarily to selling more residential homes during the period offset by a $24.7 million decrease in revenue in our water resource and water storage operations due to one time sales of real estate and water assets during 2013.

First Half Costs and Expenses

First half costs and expenses were $191.9 million in 2014, which is consistent with the $189.2 million we reported in 2013. However, our real estate segment reported an increase in expenses of $52.5 million primarily due to a $42.8 million increase in the cost of real estate sold which was offset by a decrease in expenses of $18.4 million in our agribusiness segment, primarily from a $20.6 million decrease in cost of sales of canola oil and meal due to reductions in the cost of canola seed, and a reduction in costs and expenses in our water resource and water storage operations of $18.3 million primary due to the cost of real estate and water sold during 2013. In addition, our enterprise software segment reported $12 million in costs and expenses in the first half of 2013, prior to being sold and deconsolidated in September 2013.

First Half Net Loss before Taxes and Income Taxes

Our reported loss before income taxes for the six months ended June 30, 2014 was $13.2 million compared to a loss of $27.2 million for the same period in 2013. For the six months ended June 30, 2014, we reported a net loss of $11.4 million, compared to a net loss of $22.7 million, that we reported for the six months ended June 30, 2013. The year over year improvement in the loss before income taxes and net loss was due primarily due to a $18.7 million year-over-year decrease in the loss reported by our agribusiness segment.

We continue to record a full valuation allowance on our net deferred tax assets, which resulted in minimal income tax benefit for the six months ended June 30, 2014 and 2013.

WATER RESOURCE AND WATER STORAGE OPERATIONS

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues and other income:
Sale of real estate and water assets	$179	$23,663	$(23,484)	$204	$23,666	$(23,462)
Other	62	1,185	(1,123)	172	1,366	(1,194)
Total revenues and other income	241	24,848	(24,607)	376	25,032	(24,656)

Costs and expenses:
Cost of real estate and water assets sold	(239)	(16,639)	16,400	(247)	(16,639)	16,392
Impairment of water assets		(993)	993		(993)	993
Interest expense	(6)	(11)	5	(11)	(22)	11
Depreciation and amortization	(276)	(333)	57	(551)	(658)	107
Overhead	(1,218)	(1,248)	30	(2,759)	(2,741)	(18)
Project expenses	(352)	(947)	595	(642)	(1,443)	801
Segment total expenses	(2,091)	(20,171)	18,080	(4,210)	(22,496)	18,286
Income (loss) before income taxes	$(1,850)	$4,677	$(6,527)	$(3,834)	$2,536	$(6,370)

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

Segment Revenue

We did not generate any significant sales of real estate and water assets in the second quarter or first half of 2014. Revenue in both periods consists primarily of lease income and option fees.

We closed two sale transactions in June 2013 which, in aggregate, contributed the majority of the segment revenue for both the second quarter and the first half of 2013. We sold 1,021 acres of land and 3,063 acre-feet of groundwater rights located in the Harquahala Valley, Arizona, for sale proceeds of $10 million and a gross margin of $6.3 million. In addition, we also sold two farms in Idaho for sale proceeds of $13.7 million and a gross margin of $763,000. The two farms that were sold also generated lease revenue of $726,000 for the first half of 2013. From the third quarter of 2013, we no longer recorded any lease revenue or operating costs associated with the two farms that were sold.

Segment Expenses

In the second quarter of 2014 our total expenses decreased by $18.1 million compared to 2013 and by $18.3 million in the first half of 2014 as compared to 2013. The primary reason for the decrease in total expenses was the reduction in the cost of real estate and water assets of $16.4 million in both the second quarter and first half of 2014 as compared to 2013. The reduction in cost of sales was due to the two sale transactions that closed in June, 2013 as noted in Segment Revenue above.

Overhead expenses were almost unchanged for both the second quarter and first half of 2014 as compared to 2013. Total overhead was $1.2 million in the second quarter of 2014 and 2013. Overhead was $2.8 million for the first half of 2014 as compared to $2.7 million in the first half of 2013.

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

Project expenses declined by $595,000 in the second quarter of 2014 as compared to the second quarter of 2013 and the year-over-year project costs for the first half of the year decreased by $801,000. The reduction in project expenses in both periods presented is primarily due to the reduction in operating expenses associated with the farm properties in Idaho which were sold in June, 2013.

The impairment charge of $993,000 recorded in the second quarter and first half of 2013 related to our Fish Springs water asset in Washoe County, Nevada. During the second quarter of 2013, specific events occurred in Washoe County that caused us to update our discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights. The changes in assumptions relate to the timing of future estimated sales of our water assets as well as inputs in the discount rate. As a result of updating our discounted cash flow models, the fair value of our Fish Springs water asset was estimated at $83.9 million compared to its then carrying value of $84.9 million. Consequently, in the second quarter and first half of 2013 we recorded the $993,000 difference as an impairment charge to reflect the decrease in the estimated fair value of the asset.

The year-over-year segment results of operations decreased by $6.5 million for the second quarter and by $6.4 million for the first six months. The decrease in the year-over-year results of operations for both periods was due primarily to the gross margin of $6.3 million generated in the second quarter and first half of 2013 from the sale of land and water rights in the Harquahala Valley, Arizona.

REAL ESTATE OPERATIONS

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues and other income:
Sale of real estate	$63,602	$27,722	$35,880	$89,223	$39,525	$49,698
Other	49	269	(220)	194	405	(211)
Total revenues and other income	63,651	27,991	35,660	89,417	39,930	49,487

Costs and expenses:
Cost of real estate sold	(51,362)	(21,581)	(29,781)	(72,409)	(29,632)	(42,777)
Impairment charges		(417)	417	(2,865)	(417)	(2,448)
Operating expenses	(11,468)	(7,751)	(3,717)	(19,599)	(12,351)	(7,248)
Segment total expenses	(62,830)	(29,749)	(33,081)	(94,873)	(42,400)	(52,473)
Income (loss) before income taxes	$821	$(1,758)	$2,579	$(5,456)	$(2,470)	$(2,986)

As of June 30, 2014, our businesses in the real estate operations segment are primarily conducted through our 57.5% owned subsidiaries UCP and UCP, LLC and its homebuilding and land development operations in California, Washington State, North Carolina, South Carolina and Tennessee.

On April 10, 2014, UCP, LLC acquired the assets and liabilities of Citizens Homes, Inc. (“Citizens”) for $14 million. Citizens builds and sells homes in North Carolina, South Carolina and Tennessee. The owners of Citizens are eligible to receive earn-out payments from UCP, LLC of up to $6 million, in the aggregate, based on various pre-tax net income performance milestones over a five year period commencing on April 1, 2014.

During the three and six months ended June 30, 2014, in spite of interest rate volatility, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high home affordability and improving employment.

We believe that during the prior year, the broader housing market was affected by interest rate volatility and the partial federal government shutdown and the events leading up to it. Additionally, we believe that seasonal factors affected the broader housing market as well as our markets (see “Seasonality” below). Individual markets continue to experience varying results, as local home inventories, home affordability, and employment factors strongly influence each local market.

Numerous factors can affect the performance of an individual market, however, we believe that trends in employment, housing inventory, home affordability, interest rates, and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance and community count. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenues and many of our costs and expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Owned and Controlled Lots

As of June 30, 2014, and December 31, 2013, UCP owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,695 and 5,380 lots, respectively. The following tables present certain information with respect to our owned and controlled lots as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014
	Owned	Controlled(1)	Total
Central Valley Area - California	1,796		1,796
Monterey Bay Area - California	1,477		1,477
South San Francisco Bay Area - California	107	462	569
Southern California	234	157	391
Puget Sound Area - Washington	825		825
North Carolina	154	165	319
South Carolina	1	140	141
Tennessee	45	132	177
Total	4,639	1,056	5,695

	As of December 31, 2013
	Owned	Controlled(1)	Total
Central Valley Area - California	1,658	322	1,980
Monterey Bay Area - California	1,517	154	1,671
South San Francisco Bay Area - California	19	465	484
Southern California		251	251
Puget Sound Area - Washington	836	158	994
Total	4,030	1,350	5,380

(1)Controlled lots are those subject to a purchase or option contract and we cannot provide any assurances that these will pass our rigorous due diligence process.

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

In the second quarter of 2014, total segment revenue increased by 127% to $63.7 million as compared to total segment revenue of $28 million in the second quarter of 2013.  This increase in revenue of $35.7 million was primarily attributable to the following combination of factors:

•
an increase in the number of homes sold to 138 homes in the second quarter of 2014 as compared to 57 homes in the second quarter of 2013. The average number of selling communities in the period increased from seven in the second quarter of 2013 to 27 in the second quarter of 2014;

•
a slight decrease in the average selling price (“ASP”) of homes sold of approximately 1% to $362,000 per home in the second quarter of 2014 as compared to $367,000 per home in the second quarter of 2013;

•	an increase in the number of lots sold to 149 units in the second quarter of 2014 as compared to 54 units in the second quarter of 2013; and

•	a decrease in the ASP of lots sold to $81,040 per lot in the second quarter of 2014 as compared to $126,000 per lot in the second quarter of 2013.

Total gross margin increased by approximately $6.1 million to $12.2 million in the second quarter of 2014 as compared to the second quarter of 2013. This increase in gross margin was primarily due to the year-over-year increase in volume of homes and lots sold.

The gross margin percentage of homes sold declined to 18% in the second quarter of 2014 as compared to 22% in the second quarter of 2013. This gross margin percentage change was primarily attributable to the different cost basis of the active selling communities in 2014 as compared to 2013. In addition, an increase in year-over-year buyer incentives and interest cost also resulted in a reduced homebuilding gross margin percentage in the second quarter of 2014 as compared to the second quarter of 2013. This decline in the gross margin percentage of homes sold was more than offset by the increased volume of homes sold in the second quarter of 2014 (138 homes) as compared to the second quarter of 2013 (57 homes).

The increased volume of home sales was driven by a year-over-year increase in the number of selling communities and an increased sales rate at certain of these selling communities. The increase in the number of selling communities in the second quarter of 2014 as compared to the second quarter of 2013 was partially attributable to the acquisition of the assets from Citizens in April 2014. The acquisition added 16 new selling communities to our total number of selling communities in the second quarter of 2014.

The gross margin percentage of lots sold in both the second quarter of 2014 and the second quarter of 2013 was 24%. The gross margin percentage of lots sold is not necessarily directly comparable from period to period due to several factors including the stage of development and the location of the lots as well as the cost basis in the lots. In addition, there was a significant year-over-year increase in the volume of lots sold in the second quarter of 2014 (149 units) as compared to the second quarter of 2013 (54 units). The volume, revenue and gross margin of lots sold can vary considerably from period to period; such sales tend to be driven by discrete transactions which are motivated by numerous considerations, including opportunistic conditions in the markets in which we own lots.

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at June 30, 2014 was $39.7 million as compared to a backlog of $26.7 million at June 30, 2013. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

First Half Segment Revenue and Gross Margin

In the first half of 2014, total segment revenue increased by 124% to $89.4 million as compared to total segment revenue of $39.9 million in the first half of 2013.  This increase in revenue of $49.5 million was primarily attributable to an increase in the volume of homes and lots sold and an increase in the ASP of homes sold in the first half of 2014 as compared to the first half of 2013 as follows:

•	an increase in the number of homes sold to 190 homes in the first half of 2014 as compared to 69 homes in the first half of 2013;

•	an increase in the ASP of homes sold of approximately 8% to $397,000 per home in the first half of 2014 as compared to $366,000 per home in the first half of 2013; and

•
an increase in the quantity of lots sold to 151 units in the first half of 2014 as compared to 108 units in the first half of 2013 but revenue per lot decreased by approximately 39% to $81,000 per lot in the first half of 2014 as compared to $132,000 per lot in the first half of 2013.

Total gross margin increased by approximately $6.9 million to $16.8 million in the first half of 2014 as compared to $9.9 million in the first half of 2013. This increase in gross margin was primarily due to the increased volumes of both lots and homes sold in the first half of 2014 as compared to the first half of 2013 which was partially offset by year-over-year declines in the gross margin percentage of both homes and lots sold. The gross margin percentage of lots sold in the first half of 2014 was 24% as compared to 32% in 2013. As noted above, the volume, revenue and gross margin of lots sold can vary considerably from period to period; such sales tend to be driven by discrete transactions which are motivated by numerous considerations, including opportunistic conditions in the markets in which we own lots. The gross margin percentage of homes sold declined to 18% in the first half of 2014 as compared to 21% in the first half of 2013. The homebuilding gross margin percentage decline was primarily attributable to the favorable cost basis of the active selling communities in 2013 as well as an increase in year-over-year buyer incentives and interest cost.

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Lots sold	149	54	95	151	108	43
Homes sold	138	57	81	190	69	121

Revenue (in thousands)
Lot revenue - total	$12,075	$6,815	$5,260	$12,249	$14,285	$(2,036)
Lot revenue - per lot	$81	$126	$(45)	$81	$132	$(51)

Home revenue - total	$50,009	$20,907	$29,102	$75,456	$25,240	$50,216
Home revenue - per home	$362	$367	$(5)	$397	$366	$31

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$2,955	$1,643	$1,312	$2,981	$4,534	$(1,553)
Gross margin percentage - lots	24%	24%	—%	24%	32%	(8)%

Gross margin - homes	$8,892	$4,498	$4,394	$13,440	$5,359	$8,081
Gross margin percentage - homes	18%	22%	(4)%	18%	21%	(3)%

Gross margin - total	$11,847	$6,141	$5,706	$16,421	$9,893	$6,528
Gross margin percentage - total	19%	22%	(3)%	19%	25%	(6)%

Segment Results of Operations

The year-over-year second quarter segment income increased by $2.6 million from a net loss of $1.8 million in 2013 to net income of $821,000 in 2014. There was an increase in the gross margin of approximately $5.7 million generated by the sale of lots and homes at UCP. In addition, there was an increase in operating costs of $3.7 million in the second quarter of 2014 as compared to the second quarter of 2013. The year-over-year increase in costs is due primarily to (1) increased selling and marketing costs of $1.7 million as a result of the increased volume of lot and home sales in the second quarter of 2014 as compared to the second quarter of 2013; (2) increased salaries and benefits and stock-based compensation as UCP continues to expand its operations and increases its headcount; and (3) non-recurring transaction costs of approximately $180,000 related to the Citizens acquisition.

The first half segment net loss before income taxes increased by $3 million from 2013 to 2014. There was an increase in the gross margin of approximately $6.5 million generated by the sale of lots and homes at UCP primarily due to the higher volume of lots and homes sold in the first half of 2014 as compared to the first half of 2013. However, this increased gross margin was offset by an increase in operating costs of $7.2 million in the first half 2014 as compared to the first half of 2013. The increase in costs is due primarily to (1) increased selling and marketing costs of $3.1 million as a result of the increased volume of lot and home sales in the first half of 2014 as compared to the first half of 2013; (2) increased salaries and benefits and stock-based compensation as UCP continues to expand its operations and increases its headcount; and (3) non-recurring transaction costs of approximately $640,000 related to the Citizen’s acquisition.

Included in operating costs for the three and six months ended June 30, 2014, is stock-based compensation expense of $1.1 million and $2.2 million, respectively. There was no corresponding stock-based compensation expense in the second quarter and first half of 2013.

Not part of the UCP results for the six months ended June 30, 2014, is a $2.9 million impairment loss recorded on undeveloped property owned in San Diego County, California. The only real estate in this segment not owned by UCP is the undeveloped property in San Diego County and a property in Fresno that is owned by Bedrock. The property was purchased several years ago in conjunction with a plan to develop an alternative energy plant on the site. Concurrent with our purchase of the property we entered into an option to sell the property to the developer of the project. Ultimately the developer was unsuccessful in completing the project and, as a result, the option on the property was never exercised. Alternative development opportunities have proven unsuccessful and the property has also been impacted by protected species issues. As a result we have decided to sell the property as-is. Accordingly, we have written down the carrying value of the property to our estimate of the current undeveloped fair value of the property. There was an impairment charge of $417,000 in the first half of 2013 related to the property owned by Bedrock.

AGRIBUSINESS OPERATIONS

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenues and other income:
Sales of canola oil and meal	$48,960	$44,913	$4,047	$83,819	$84,469	$(650)
Other	957	1	956	965	10	955
Total revenues and other income	49,917	44,914	5,003	84,784	84,479	305

Cost of goods sold:
Cost of canola oil and meal sold	(36,190)	(45,136)	8,946	(65,182)	(85,741)	20,559
Depreciation expense	(2,063)	(2,062)	(1)	(4,126)	(4,058)	(68)
Other direct costs of production	(2,636)	(2,210)	(426)	(5,754)	(4,272)	(1,482)
Total cost of goods sold	(40,889)	(49,408)	8,519	(75,062)	(94,071)	19,009

Depreciation	(37)	(28)	(9)	(73)	(122)	49
Interest expense	(1,326)	(1,463)	137	(2,653)	(2,895)	242
Plant costs and overhead	(3,214)	(2,775)	(439)	(6,737)	(5,866)	(871)
Segment total expenses	(45,466)	(53,674)	8,208	(84,525)	(102,954)	18,429
Income (loss) before income taxes	$4,451	$(8,760)	$13,211	$259	$(18,475)	$18,734

Segment Revenue and Gross Margin

We generated revenue from sales of canola oil and meal of $49 million in the second quarter of 2014 and $83.8 million for the six months ended June 30, 2014, as compared to revenue of $44.9 million in the second quarter of 2013 and $84.5 million for the six months ended June 30, 2013. The change in revenue for both periods presented resulted from a year-over-year increase in sales volumes of 27% for the second quarter and 17% for the six months partially offset by a year-over-year decrease in the market price of our canola oil and meal.

Our year-over-year gross margin, which is sales of canola oil and meal less total cost of goods sold, improved by $13.5 million to $9.0 million in the second quarter of 2014 from a gross margin loss of $4.5 million in the second quarter of 2013. Our gross margin for the six months ended June 30, 2014, increased $19.3 million to $9.7 million from a gross margin loss of $9.6 million for the six months ended June 30, 2013.

We manage our canola seed crushing operations by reference to the crush margin which is sales of canola oil and meal less cost of canola oil and meal sold. Our crush margin improved by $13 million to $12.8 million in the second quarter of 2014 from a crush margin loss of $223,000 in the second quarter of 2013. For the six months ended June 30, 2014, our crush margin increased by $19.9 million to $18.6 million from a crush margin loss of $1.3 million for the six months ended June 30, 2013.

The year-over-year gross margin and crush margin improvement is due to both the overall improvement in canola board crush margin (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the quoted market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the U.S. dollar) and the increased volume of crushing in 2014 as compared to 2013. The average board crush margin in the second quarter of 2014 was approximately $233 per ton as compared to approximately $39 per ton in the second quarter of 2013 and $236 per ton for the first half of 2014 as compared to $44 per ton for the first half of 2013. This board margin improvement was primarily due to the relatively greater decline in price of our main input cost, canola seed, versus our product pricing for canola meal and oil. Seed pricing was driven by high canola yields and a plentiful harvest for the 2013 crop. Our average volume of tons crushed per day was 941 in the first half of 2014 as compared to 773 tons per day in the first half of 2013 and 1,070 tons per day for the second quarter of 2014 as compared to 811 tons per day in the second quarter of 2013.

The 2013 canola crop was in contrast to disappointing yields for the 2012 canola crop which led to an extremely challenging crush margin environment through most of 2013. Canola board crush margins were unusually low at the start of 2013 and continued to decline through the second quarter of 2013. In 2012, Canadian canola seed harvested yields were 20% below the trend line average yield, resulting in canola seed scarcity and high prices. The board crush margins and the total basis (basis is the difference between our actual crush margin and the board margin; differences arise from the discount or premiums we obtain for seed purchased and oil and meal sold compared to the board pricing) combine to generate our crush margins.

Due to the year-over-year improvement in our gross and crush margins, we reported net income before taxes of $4.5 million for the second quarter of 2014, an improvement of $13.2 million as compared to the $8.8 million net loss incurred in the second quarter of 2013 and net income of $259,000 in the first half of 2014 as compared to a net loss of $18.5 million in the first half of 2013.

Our hedging strategy is designed to lock in historically attractive board crush margins and we entered in to certain derivative contracts prior to the commencement of the first quarter of 2014. However, the actual spot board crush margins in the first half of 2014 exceeded historical levels. As a result, we recorded a loss in the first half of 2014 of $3.9 million for both realized and unrealized losses on our derivative contracts that is included in our total cost of goods sold.

In addition, readily marketable inventory at June 30, 2014 is carried at net realizable value on our consolidated balance sheet based on quoted market prices in active markets. Changes in the value of our readily marketable inventory are recognized in cost of canola oil and meal sold each period. However, we aim to minimize the effects of changing prices in our inventory primarily through the use of traded futures contracts.

Segment Expenses

Plant costs and overhead in the second quarter of 2014 and 2013 include corporate and administrative salaries and benefits, consulting fees, insurance, and office costs. Also included in these costs are marketing fees under our off-take agreement with Purina Animal Nutrition, LLC (formerly Land O Lakes Purina Feed, LLC) and freight costs for shipping our oil and meal. Plant costs and overhead also include certain due diligence expenses for potential expansion opportunities within the Agribusiness segment. The increase in the year-over-year plant costs and overhead for both the second quarter and six months was primarily due to the increase in variable costs in 2014 as compared to 2013 which was driven by the increase in crushing volumes in 2014 as compared to 2013.

As of June 30, 2014, we had total debt of $85 million principally comprised of an $80.6 million term loan and $4.4 million outstanding on a revolving credit facility.

CORPORATE

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Change	2014	2013	Change
Revenue:
Deferred compensation revenue	$243	$150	$93	$547	$398	$149
Other revenue	3,428	1,707	1,721	3,632	2,928	704
Total revenue	3,671	1,857	1,814	4,179	3,326	853

Costs and expenses:
Interest expense	(71)	(129)	58	(217)	(309)	92
Stock-based compensation expense	(954)	(950)	(4)	(1,912)	(1,896)	(16)
Deferred compensation expense	(415)	(249)	(166)	(1,014)	(867)	(147)
Foreign exchange gain (loss)	(16)	116	(132)	217	(738)	955
Other	(3,138)	(2,858)	(280)	(5,413)	(5,571)	158
Segment total expenses	(4,594)	(4,070)	(524)	(8,339)	(9,381)	1,042
Loss before income taxes	$(923)	$(2,213)	$1,290	$(4,160)	$(6,055)	$1,895

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

Corporate segment results can fluctuate due to one or more individually significant revenue or expense items which occur irregularly, for example, realized gains or losses on the sale of investments, or which can change significantly from period to period, such as foreign currency gains or losses.  Consequently, the corporate segment results are not typically comparable from year to year.

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

Segment Revenue

The corporate segment recorded revenue of $3.7 million in the second quarter of 2014, compared to $1.9 million in the second quarter of 2013. The $1.8 million increase in segment revenue is principally due to an increased level of realized gains (from securities held outside the deferred compensation plan) in the second quarter of 2014 as compared to the second quarter of 2013 and increased revenue from our oil and gas operations.

The corporate segment recorded revenue of $4.2 million in the first half of 2014, compared to $3.3 million in the first half of 2013. The $853,000 increase in segment revenue is principally due to increased revenue from our oil and gas operations during the period.

Segment Expenses

Second quarter year-over-year segment expenses increased by $524,000 to $4.6 million in the second quarter of 2014 as compared to $4.1 million in the second quarter of 2013.

First half year-over-year segment expenses decreased by $1 million with $8.3 million recorded in the first half of 2014 as compared to $9.4 million recorded for the first half of 2013. The decrease in total segment costs was primarily due to an increase in the foreign exchange gain of $955,000.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the closing price of PICO common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of June 30, 2014, there was $1.4 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests in October 2014.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily results from the effect of fluctuations in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an inter-company loan, which is denominated in Swiss Francs.

ENTERPRISE SOFTWARE

	Three Months Ended	Six Months Ended
Thousands of dollars	June 30, 2013	June 30, 2013
Revenue:
Software and services revenue	$5,597	$9,247

Costs and expenses:
Cost of software and services sold	(632)	(1,933)
Interest expense	(116)	(192)
Depreciation	(31)	(45)
Operating expenses	(6,377)	(9,786)
Segment total expenses	(7,156)	(11,956)
Loss before income taxes	$(1,559)	$(2,709)

On September 10, 2013, Spigit was merged with Mindjet. As a result of the merger transaction, we no longer own a controlling financial interest in Spigit, and consequently we no longer operate an enterprise software segment.

LIQUIDITY AND CAPITAL RESOURCES—SIX MONTHS ENDED JUNE 30, 2014 AND 2013

Cash Flow

Our assets primarily consist of real estate and tangible and intangible water assets, property, plant and equipment, cash and cash equivalents, and investments in publicly-traded securities.  Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at June 30, 2014 were as follows:

•	our water resource and water storage operations held cash of $157,000:
•	our real estate operations segment held cash of $39.2 million;
•	our agribusiness operations segment held cash of $9,800; and
•
our corporate segment held cash of $21.8 million, and marketable equity and debt securities with a market value of $36.5 million and $12.3 million, respectively. Included in those totals is $658,000 in cash, $11.3 million in equities and $10.5 million in debt securities that are held in deferred compensation rabbi trusts accounts that will be used to pay the related and offsetting deferred compensation liabilities.

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

Real Estate Operations

We are a homebuilder and developer in California, Washington State, North Carolina, South Carolina, and Tennessee. We finance additional acquisitions, development and construction costs from our existing cash, proceeds of the sale of existing lots and homes, and/or through external financing. On April 10, 2014, UCP, LLC acquired the assets and liabilities of Citizens for $14 million in cash and contingent consideration of $6 million. Citizens builds and sells homes in North Carolina, South Carolina, and Tennessee. The contingent consideration arrangement requires the Company to pay the owners of Citizens up to $6 million, in the aggregate, based on various pre-tax net income performance milestones over a five year period commencing on April 1, 2014. The preliminary estimated fair value of the contingent consideration based on a weighted probability of achievement of the performance milestones is $4.6 million.

Agribusiness Operations

We recorded $83.8 million in sales of canola oil and meal and $75.1 million in cost of sales of such products for the six months ended June 30, 2014. During 2014, prices for canola seed generally declined which eases our working capital requirement needed for the purchase of seed inventories and to fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories. We have generally financed operations with cash received from sales of canola products, and cash from our revolving credit facility. However, PICO also invested an additional $4.6 million of preferred capital, with a 10% rate of return, during the first quarter of 2014 to fund planned capital expenditure that will increase the plant’s crushing capacity. While we reported income from operations during the second quarter of 2014 and negotiated reductions in certain of our debt covenants during 2014, if our canola business generates losses in the future, it is possible we could breach one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business.

At June 30, 2014, Northstar had borrowed a total of $84.9 million under a $116.5 million credit agreement which consisted of:

• $80.5 million borrowed under non-recourse senior secured multi-draw term loans; and

•$4.4 million borrowed under a $27 million non-recourse senior secured revolving credit facility to provide working capital on completion of construction. The revolving credit facility will be available until August 14, 2017.

The credit agreement contains the following significant financial covenants and the Company was in compliance with each covenant at June 30, 2014.

1) Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At June 30, 2014, Northstar’s ratio was approximately 0.56.

2) Debt Service Coverage Ratio: Northstar will not permit its debt service coverage ratio to be less than 1.00 to 1.00 as of June 30, 2014, and the required debt service coverage ratio will not be less than 1.25 to 1.00 at each quarter ending thereafter. At June 30, 2014, Northstar’s ratio was approximately 1.31.

3) Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $60 million. At June 30, 2014, Northstar’s net worth was approximately $66 million.

The working capital loan includes certain restrictions as follows:

1) The proceeds of the working capital loan cannot be used to finance the payment of any construction expenses, payment of any dividends or distributions, finance inventory located in Canada having a cost basis in excess of $1 million, or to finance inventory located in any province in Canada other than Manitoba or Saskatchewan.

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

Corporate

Our corporate segment generates investment returns and cash flow with a portfolio of small-capitalization value stocks publicly traded in Switzerland and in the U.S. and from the sale of oil and gas production from our wells in Colorado. The Swiss portfolio is partially financed with a loan denominated in Swiss Franc to provide a natural hedge against fluctuation in the U.S. dollar-Swiss Franc exchange rate.

Consolidated Cash and Securities

At June 30, 2014, we had unrestricted and available cash of $21.3 million, and available-for-sale debt and equity securities of $23.7 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segments. At December 31, 2013, we had unrestricted and available cash of $48.3 million, and available-for-sale debt and equity securities of $13.5 million available for similar purposes.

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

Cash Flow

Our cash flows from operating, investing, and financing activities for the six months ended June 30, 2014 and 2013 were as follows (in thousands):

	2014	2013
Operating activities	$(57,371)	$(35,598)
Investing activities	(15,897)	5,225
Financing activities	(3,540)	(2,767)
Effect of exchange rates on cash	(105)	465
Decrease in cash and cash equivalents	$(76,913)	$(32,675)

Cash Flows From Operating Activities

Our operating activities used $57.4 million in cash during the first six months of 2014.  The principal operating cash outflows were $69.6 million in purchases of canola seed and $128.4 million used to acquire and develop real estate and residential lots and housing. Other operating cash outflows include $39.5 million in overhead and various project expenses.  Our positive cash inflows were $89.1 million in sales of residential real estate and lots, $84.1 million from sales of canola oil and meal, and $5.4 million from realized gains on investments and sales of oil and gas.

Our operating activities used $35.6 million in cash during the first six months of 2013.  The principal operating cash outflow were $80.3 million in purchases of canola seed and $47.8 million used to acquire and develop real estate and residential lots and housing. Other operating cash outflows include $43.2 million in overhead and various project expenses and payments of accounts payable of $4.5 million.  Our positive cash inflows were $39.5 million in sales of residential real estate and lots, $80.2 million from sales of canola oil and meal, and $23.7 million from the sale of water assets in Arizona and our farm properties in Idaho.

Cash Flows From Investing Activities

Our investing activities used $15.9 million of cash in the first six months of 2014.  The primary use of cash was $14 million used in the acquisition of the assets of Citizens, $8.6 million in cash used to purchase additional debt and equity securities, and $5.5 million used to purchase property, plant, and equipment, offset by $12.3 million from the sale of debt and equity securities.

Our investing activities provided $5.2 million of cash in the first half of 2013.  The primary sources of cash were $13.9 million from the sale of debt and equity securities, and $1.5 million of cash from the release of restricted deposits used for our derivatives trading. We used $9.4 million in cash to invest in additional debt and equity securities.

Cash Flows From Financing Activities

Financing activities from our operations used $3.5 million of cash during the first six months of 2014, primarily due to repayment of $53.6 million of our debt including $17.5 million of our Swiss debt, $3.4 million paid on our senior secured loan facility, $12 million on our working capital line of credit, and $21.1 million of mortgage debt repaid when certain real estate properties were sold. These cash outflows were offset by cash proceeds of $50.7 million from our debt arrangements, including $11.6 million drawn on our working capital line of credit to fund purchases of canola seed and operating expenses in our agribusiness segment, and $37 million in debt used to fund the acquisition and development of our real estate projects.

Financing activities used $2.8 million of cash during the first half of 2013. We received cash of $28.5 million from our debt arrangements, including $18.5 million drawn on our working capital line of credit in our agribusiness operations that was used to purchase canola seed and to fund operating expenses, and $10 million in debt used to fund the acquisition and development of our real estate projects. We repaid $31.3 million of our debt, including $3 million of principal paid on our senior secured construction loan facility, $18.1 million on our working capital line of credit, and $10.6 million repaid when certain real estate properties were sold.

Our debt consists primarily of the $80.6 million non-recourse senior secured construction loan facility, $4.4 million under our agribusiness working capital facility, and $46.9 million in mortgage notes on real estate and real estate development, substantially all of which are non-recourse. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

At June 30, 2014, we had $12.3 million of debt securities, and $36.5 million of marketable equity securities, $18.2 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk. At December 31, 2013, we had $9.2 million of debt securities, and $41.4 million of marketable equity securities, $23.1 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For debt securities, we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security.  At June 30, 2014, and 2013, the model calculated a loss in fair value of $190,000 and $57,000, respectively.  For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity.  For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at June 30, 2014 and 2013 of $7.3 million and $7.9 million, respectively, that would reduce the unrealized appreciation in shareholders’ equity.  The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss at June 30, 2014 and 2013 of $3.3 million and $1 million, respectively, that would impact the foreign currency translation in shareholders’ equity.

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

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15(d)-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All of our businesses are sensitive to general economic conditions, both nationally and locally, as well as international economic conditions. General poor economic conditions and the resulting effect of non-existent or slow rates of growth in the markets in which we operate could have a material adverse effect on the demand for both our real estate and water assets and the canola oil and meal products from our canola seed crushing business. These poor economic conditions include higher unemployment, inflation, deflation, increased commodity costs, decreases in consumer demand, changes in buying patterns, a weakened dollar, higher transportation and fuel costs, higher consumer debt levels, higher tax rates, and other changes in tax laws or other economic factors that may affect commercial and residential real estate development and consumer demand for vegetable oil and meal products.

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

*Our future revenue is uncertain and depends on a number of factors that may make our revenue, profitability, and cash flows volatile.

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

The operation of a canola crushing plant involves many risks which include: poor operating margins due to high commodity prices for canola seed; not obtaining and maintaining adequate canola seed supplies; cost overruns in excess of budgeted operational costs; an inability to maintain the crushing facility at efficient operating levels sufficient to generate positive cash flows including, but not limited to, factors such as inadequate supplies of canola seed, logistical issues in transporting seed to the plant and delivering canola and meal to customers, and breakdowns in the plant itself that will require repairs; and not maintaining and managing product price-risk efficiently. Critically, we will need to sell the plant’s products (canola oil and meal) at market prices that are sufficient to generate adequate cash flows to service the debt financing used to partly fund the construction of the facility and to provide working capital for our operations. Additionally, we must be able to sell the plant’s products at prices that will allow us to generate an adequate and appropriate rate of return on our equity investment. Our canola crushing operations has a limited operating history and to date has not generated consistent operating income or positive cash flows.

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

We have constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of June 30, 2014, the total cost of the pipeline project, including our water credits (net of impairment charges incurred to date), carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area.

Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

* The operation of our canola seed crushing facility may not generate sufficient cash flow to repay the debt that is secured on the facility.

Our canola crushing operations has a limited operating history and to date has not generated annual operating income or positive cash flows. As a result, the facility may be unable to fund principal and interest payments under its debt service obligations or may continue to operate at a loss. In certain situations, if the facility performs below certain operating levels leading to inadequate or negative cash flows, certain covenants in the agreements governing the facility’s debt financing may be breached, rendering all of the facility’s debt immediately due and payable. As a result, we may be forced to provide additional capital to our canola seed crushing operation to cure any breach of certain debt covenants which could lead to a material adverse effect on our financial condition and cash flows. As of June 30, 2014 we had invested an additional $37.1 million to fund the operating losses to date of our canola seed crushing facility to ensure certain debt covenants were not breached and to fund capital expenditure that will increase the plant’s crushing capacity. If we are unable to cure any breach of certain debt covenants, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

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

* We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.

Our real estate operations are subject to a variety of local, state, federal and other laws, statutes, ordinances, rules and regulations concerning the environment, hazardous materials, the discharge of pollutants and human health and safety. The particular environmental requirements which apply to any given project site vary according to multiple factors, including the site’s location, its environmental conditions, the current and former uses of the site, the presence or absence of state- or federal-listed endangered or threatened plants or animals or sensitive habitats, and conditions at nearby properties. We may not identify all of these concerns during any pre-acquisition or pre-development review of project sites. Environmental requirements and conditions may result in delays, may cause us to incur substantial compliance and other costs, and can prohibit or severely restrict development and homebuilding activity in environmentally sensitive regions or in areas contaminated by others before we commence development. We are also subject to third-party challenges, such as by environmental groups or neighborhood associations, under environmental laws and regulations governing the permits and other approvals for our real estate projects and operations. Sometimes regulators from different governmental agencies do not concur on development, remedial standards or property use restrictions for a project, and the resulting delays or additional costs can be material for a given project.

In addition, in cases where a state-listed or federally-listed endangered or threatened species is involved and related agency rule-making and litigation are ongoing, the outcome of such rule-making and litigation can be unpredictable and can result in unplanned or unforeseeable restrictions on, or the prohibition of, development and building activity in identified environmentally sensitive areas.

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

The water assets we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws concerning water rights in the states of Arizona, California, Nevada, Colorado, and New Mexico. Our sale of water assets is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits. Additionally, the transfer of water resources from one use to another may affect the economic base or impact other issues of a community including development, and will, in some instances, be met with local opposition including Native American tribes. Moreover, municipalities who will likely regulate the use of any water we might sell to them in order to manage growth, could create additional requirements that we must satisfy to sell and convey water assets.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of June 30, 2014, we estimated that we had federal and state net operating loss carryforwards of approximately $127.1 million and $118.6 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO (1)
3(ii)	Amended and Restated By-laws of PICO (2)
10.1	Ninth Amendment to Credit Agreement dated July 30, 2014, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders
10.2	PICO Holdings, Inc. 2014 Equity Incentive Plan (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q (No. 033-36383) filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K (No. 033-36383) filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to the Current Report on Form 8-K (No. 033-36383) filed with the Securities and Exchange Commission on May 19, 2014.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	August 11, 2014	By:	/s/	Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Authorized Signatory)