Form 10-Q
period 2014-09-30
PICO HOLDINGS INC /NEW
filed 2014-11-10
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Yes ☐ No ☒
On November 10, 2014, the registrant had 22,772,800 shares of common stock, $0.001 par value per share outstanding.

PICO HOLDINGS, INC.

FORM 10-Q
For the Nine Months Ended September 30, 2014

Part I: Financial Information

Item I: Condensed Consolidated Financial Statements (Unaudited)

PICO HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED (In thousands, except par value)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$56,149	$138,039
Investments ($39,297 and $50,600 measured at fair value at September 30, 2014, and December 31, 2013, respectively)	65,806	78,657
Real estate and tangible water assets, net of $10,679 and $10,019 of accumulated depreciation at September 30, 2014, and December 31, 2013, respectively	337,207	254,208
Property, plant and equipment, net	122,968	123,444
Intangible assets	128,575	124,880
Other assets	60,174	43,324
Total assets	$770,879	$762,552

Liabilities and shareholders’ equity
Debt	$147,895	$136,767
Accounts payable, accrued expenses and other liabilities	54,033	36,780
Deferred compensation	24,215	24,160
Total liabilities	226,143	197,707

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 25,836 issued and 22,773 outstanding at September 30, 2014, and 25,821 issued and 22,747 outstanding at December 31, 2013	26	26
Additional paid-in capital	549,780	546,307
Retained deficit	(38,428)	(17,083)
Accumulated other comprehensive income	140	232
Treasury stock, at cost (common shares: 3,063 at September 30, 2014 and 3,073 at December 31, 2013)	(56,370)	(56,593)
Total PICO Holdings, Inc. shareholders’ equity	455,148	472,889
Noncontrolling interest in subsidiaries	89,588	91,956
Total shareholders’ equity	544,736	564,845
Total liabilities and shareholders’ equity	$770,879	$762,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues and other income:
Sale of real estate and water assets	$56,742	$23,766	$146,168	$86,957
Sale of canola oil and meal	41,144	55,306	124,963	139,775
Sale of software		4,402		13,649
Other income	3,869	23,312	9,380	28,419
Total revenues and other income	101,755	106,786	280,511	268,800

Cost of sales:
Cost of real estate and water assets sold	46,604	18,060	119,260	64,331
Cost of canola oil and meal sold	43,214	53,083	118,277	147,153
Cost of software sold		1,100		3,033
Total cost of sales	89,818	72,243	237,537	214,517

Expenses:
Operating and other costs	19,903	21,203	57,082	61,989
Impairment loss on real estate and water assets			2,865	1,410
Interest	1,313	1,886	4,193	5,304
Depreciation and amortization	931	608	2,236	1,906
Total costs and expenses	111,965	95,940	303,913	285,126
Income (loss) before income taxes and equity in loss of unconsolidated affiliates	(10,210)	10,846	(23,402)	(16,326)
Provision (benefit) for federal, foreign, and state income taxes	(179)	3,637	(535)	2,739
Equity in loss of unconsolidated affiliate	(410)	(89)	(1,569)	(89)
Net income (loss)	(10,441)	7,120	(24,436)	(19,154)
Net loss attributable to noncontrolling interests	504	1,046	3,091	4,636
Net income (loss) attributable to PICO Holdings, Inc.	$(9,937)	$8,166	$(21,345)	$(14,518)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS - UNAUDITED, CONTINUED (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Other comprehensive income (loss):
Net income (loss)	$(10,441)	$7,120	$(24,436)	$(19,154)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	(767)	864	(337)	2,407
Foreign currency translation	247	(65)	245	(108)
Total other comprehensive income (loss), net of tax	(520)	799	(92)	2,299
Comprehensive income (loss)	(10,961)	7,919	(24,528)	(16,855)
Comprehensive loss attributable to noncontrolling interests	504	1,046	3,091	4,636
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$(10,457)	$8,965	$(21,437)	$(12,219)

Net income (loss) per common share – basic:	$(0.44)	$0.36	$(0.94)	$(0.64)
Weighted average shares outstanding	22,770	22,747	22,757	22,739

Net income (loss) per common share – diluted:	$(0.44)	$0.36	$(0.94)	$(0.64)
Weighted average shares outstanding	22,770	23,000	22,757	22,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY - UNAUDITED
NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2014	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845
Stock-based compensation expense			4,273					1,540	5,813
Sale of treasury stock						(10)	223		223
Exercise of restricted stock units	15
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(800)					(817)	(1,617)
Net loss				(21,345)				(3,091)	(24,436)
Unrealized appreciation on investments, net of deferred income tax of $186 and reclassification adjustments of $1,813					(337)				(337)
Foreign currency translation					245				245
Ending balance, September 30, 2014	25,836	$26	$549,780	$(38,428)	$140	3,063	$(56,370)	$89,588	$544,736

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2013	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496
Stock-based compensation expense			3,394					395	3,789
Exercise of restricted stock units	11
Changes in ownership of noncontrolling interest			14,985					92,336	107,321
Net loss				(14,518)				(4,636)	(19,154)
Unrealized appreciation on investments, net of deferred income tax of $1,165 and reclassification adjustments of $893					2,407				2,407
Foreign currency translation					(108)				(108)
Ending balance, September 30, 2013	25,818	$26	$544,970	$(9,303)	$285	3,073	$(56,593)	$93,366	$572,751

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
(In thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net cash used in operating activities	$(82,499)	$(50,932)

Investing activities:
Purchases of investments	(9,995)	(16,112)
Proceeds from sale of investments	21,954	20,282
Proceeds from maturity of investments		1,798
Purchases of property, plant and equipment	(7,174)	(4,345)
Cash acquired (used) in the acquisition of consolidated subsidiaries	(14,006)	174
Decrease in restricted cash	25	2,460
Other investing activities, net	(1,785)	14
Net cash provided by (used in) investing activities	(10,981)	4,271

Financing activities:
Proceeds from subsidiary stock offering, net		105,454
Repayment of debt	(75,218)	(50,955)
Payment of withholding taxes on exercise of RSU	(1,619)
Proceeds from debt	86,583	49,911
Proceeds from the sale of treasury stock	223
Net cash provided by financing activities	9,969	104,410

Effect of exchange rate changes on cash	1,621	(189)
Increase (decrease) in cash and cash equivalents	(81,890)	57,560
Cash and cash equivalents beginning of the period	138,039	100,115
Cash and cash equivalents end of the period	$56,149	$157,675

Supplemental cash flow information:
Payments (refunds) of federal, foreign, and state income taxes	$(1,991)	$118
Interest paid, net of amounts capitalized	$3,604	$4,124
Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$4,349
Mortgage incurred to purchase real estate		$13,153
Fair value of assets acquired in Citizens acquisition	$20,259
Cash paid for the acquisition of consolidated subsidiaries	$(14,006)
Contingent consideration and liabilities assumed in Citizens acquisition	$6,253
Increase in assets from business combination with Spigit		$21,432
Increase in liabilities from business combination with Spigit		$20,377
Decrease in assets from disposition of Spigit		$24,800
Decrease in liabilities from disposition of Spigit		$18,900
Conversion of note receivable to common stock in Spigit		$820

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

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, goodwill and intangibles, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate as of September 30, 2014, and December 31, 2013, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Real estate and tangible water assets are classified as held for sale when management commits to a plan to sell the asset, the asset can be sold in its present condition, the asset is being actively marketed for sale, and it is probable that the asset will be sold within the next 12 months.

At September 30, 2014, and December 31, 2013, the Company had real estate of $31.1 million and $8.6 million, respectively, classified as held for sale.

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	September 30, 2014	December 31, 2013
Real estate	$291,446	$208,506
Tangible water assets	45,761	45,702
	$337,207	$254,208

Property, Plant and Equipment, Net:

Property, plant and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method over the estimated lives of the assets. Buildings, plant and leasehold improvements are depreciated over the shorter of the useful life or lease term and range from 15 to 30 years, office furniture and fixtures are generally depreciated over seven years, equipment is depreciated over 10 to 20 years, and computer equipment is depreciated over three years. Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized. Gains or losses on the sale of property and equipment are included in other income.

Capitalized buildings and plant include all construction costs incurred to get the asset ready for its intended use, including interest. Construction in progress is stated at cost and not depreciated until the asset is placed in service. The majority of the carrying value of the Company’s property, plant and equipment is the canola processing plant and related equipment and includes the cost of engineering and design plans, machinery and equipment, mechanical and electrical work, certain legal and consulting fees, construction contractor fees, and interest on certain qualifying assets capitalized during the development period.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events or conditions indicate that the carrying amount of the asset may not be recoverable. Such indicators may include, among others, deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows or a trend of negative or declining cash flows over multiple periods. Impairment is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount. If the events or circumstances indicate that the remaining balance may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows generated from the use and ultimate disposition of the respective asset.

Intangible Assets:

Intangible assets primarily include the costs of indefinite-lived intangible assets and are comprised of water rights and the exclusive right to use two water transportation pipelines. The Company capitalizes development and entitlement costs and other allocated costs, including interest, during the development period of the assets and transfers the costs to intangible water assets when water rights are permitted. Water rights consist of various water interests acquired or developed independently or in conjunction with the acquisition of real estate. When the Company purchases intangible water assets that are attached to real estate, an allocation of the total purchase price, including any direct costs of the acquisition, is made at the date of acquisition based on the estimated relative fair values of the water rights and the real estate. Intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired, by comparing the fair value of the assets to their carrying amounts.

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

The balance of goodwill and changes for the period by reporting segment were as follows (in thousands):

	Agribusiness Segment	Real Estate Segment	Total
Balance, January 1, 2014	$4,702		$4,702
Goodwill acquired during the period		$4,993	4,993
Balance, September 30, 2014	$4,702	$4,993	$9,695

During the nine months ended September 30, 2014, the Company recorded goodwill as part of the acquisition of certain assets and liabilities of Citizens Homes, Inc. (“Citizens”). The acquisition was accounted for as a business combination with the acquired assets and assumed liabilities recorded at their preliminary estimated fair values. See Note 10, Acquisition of Citizens Homes, for additional information.

Inventory:

The Company classifies its canola seed as raw material inventory and canola oil and meal as finished goods inventory, which are included in other assets in the condensed consolidated balance sheets. The Company had $9.5 million and $2.6 million of raw materials and $4.8 million and $5.3 million of finished goods at September 30, 2014 and December 31, 2013, respectively.

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

At September 30, 2014, noncontrolling interest reported in the condensed consolidated financial statements includes the owners of 42.8% of UCP, Inc. (“UCP”). The noncontrolling interest related to UCP increased from 42.3% during the nine months ended September 30, 2014, due to the issuance of UCP Class A common stock related to vesting of restricted stock units (“RSU”) awarded in 2013. The Company’s consolidated noncontrolling interest also includes the results of operations allocated to the owners of the 12.3% interest in PICO Northstar, LLC (“Northstar”).

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests (generally one to four years) using the straight-line method.

At September 30, 2014, PICO had one stock-based payment arrangement outstanding. UCP also issues stock-based compensation under its own long term incentive plan that provides for equity-based awards, which upon vesting results in newly issued shares of UCP Class A common stock.

In May 2014, the PICO Holdings, Inc. 2005 Long Term Incentive Plan (the “2005 Plan”) was terminated and replaced by the PICO Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”), which became effective upon shareholder approval at the Company’s 2014 Annual Meeting of Shareholders. At the time of its termination, the 2005 Plan provided for the issuance of up to 2.7 million shares of common stock through the issuance of incentive stock options, non-statutory stock options, free standing stock-settled stock appreciation rights (“SAR”), restricted stock awards (“RSA”), performance shares, performance units, restricted stock units (“RSU”), deferred compensation awards, and other stock-based awards to PICO employees, non-employee directors, and consultants. No further awards will be granted under the 2005 Plan.

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

The Company recorded stock based compensation expense of $5.8 million and $3.8 million during the nine months ended September 30, 2014, and 2013, respectively. Of the $5.8 million in stock based compensation recorded during the nine months ended September 30, 2014, $3 million related to RSU and stock options for UCP common stock granted to the officers of UCP, of which, $1.5 million was allocated to noncontrolling interest. Of the $3.8 million in stock based compensation recorded during the nine months ended September 30, 2013, $935,000 related to RSU and stock options for UCP common stock granted to the officers of UCP, of which $395,000 was allocated to noncontrolling interest.

The Company recorded stock based compensation expense of $1.8 million and $1.9 million during the three months ended September 30, 2014, and 2013, respectively. Of the $1.8 million in stock compensation recorded during the three months ended September 30, 2014, $806,000 related to RSU and stock options for UCP common stock granted to the officers of UCP, of which, $292,000 was allocated to noncontrolling interest. Of the $1.9 million in stock based compensation recorded during the three months ended September 30, 2013, $935,000 related to RSU and stock options for UCP common stock granted to the officers of UCP, of which, $395,000 was allocated to noncontrolling interest.

Restricted Stock Units (RSU):

A summary of activity of PICO Holdings, Inc. common stock RSU is as follows:

	RSU	Weighted-Average Grant Date Fair Value Per Share
Outstanding at January 1, 2014	469,435	$30.43
Granted	13,212	$22.70
Vested	(15,435)	$22.67
Outstanding at September 30, 2014	467,212	$30.46
Unrecognized compensation cost (in thousands)	$490

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

There were no unvested SAR, and therefore no compensation expense was recognized during the three and nine months ended September 30, 2014, and 2013. In addition, there were no SAR granted or exercised during the three and nine months ended September 30, 2014, or 2013.

A summary of SAR activity is as follows:

	SAR	Weighted Average Exercise Price	Weighted Average Contractual Term in Years
Outstanding at January 1, 2014	1,616,625	$36.45	2.5 years

Outstanding and exercisable at September 30, 2014	1,616,625	$36.45	1.7 years

At September 30, 2014, none of the outstanding SAR were in-the-money.

Accumulated Other Comprehensive Income:

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2014	December 31, 2013
Net unrealized appreciation on available-for-sale investments	$6,529	$6,866
Foreign currency translation	(6,389)	(6,634)
Accumulated other comprehensive income	$140	$232

The unrealized appreciation on available-for-sale investments is net of a deferred income tax liability of $3.5 million at September 30, 2014, and $3.7 million at December 31, 2013. The foreign currency translation is net of a deferred income tax asset of $3.3 million at September 30, 2014, and $3.4 million at December 31, 2013.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$660	$(514)	$232	$(2,014)
Unrealized gain (loss) on marketable securities, net of tax	(202)	1,089	841	2,987
Amount reclassified and recognized in net income (loss), net of tax(1)	(565)	(226)	(1,178)	(581)
Accumulated foreign currency translation, net of tax	247	(64)	245	(107)
Net change in other comprehensive income, net of tax	(520)	799	(92)	2,299
Accumulated other comprehensive income	$140	$285	$140	$285

(1)Amounts reclassified from unrealized gain on marketable securities are included in other income in the condensed consolidated statement of operations and comprehensive income or loss.

Deferred Compensation:

At September 30, 2014, and December 31, 2013, the Company had $24.2 million and $24.2 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.

Compensation expense or recovery included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three and nine months ended September 30, 2014, was a recovery of $414,000 and expense of $600,000, respectively. Compensation expense of $589,000 and $1.5 million was recorded during the three and nine months ended September 30, 2013, respectively.

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

Cost of Canola Oil and Meal Sold:

Subsequent to the issuance of the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2013, the Company discovered that $4.2 million and $12.6 million, respectively, of labor and certain overhead costs related to the purchasing and production of inventory, including depreciation of plant and equipment and energy costs, which should have been presented within cost of canola oil and meal sold, were inappropriately presented as $2.1 million and $6.5 million within operating and other costs, and $2.1 million and $6.1 million as depreciation and amortization for the three and nine months ended September 30, 2013, respectively. For the three and nine months ended September 30, 2014, the expenses have been properly presented as costs of canola oil and meal sold in the condensed consolidated statements of operation and comprehensive income or loss for the current period, and the three and nine months ended September 30, 2013 presentation has been corrected. These errors did not affect consolidated shareholders’ equity, net income or loss on the condensed consolidated statements of operations and comprehensive income or loss, or consolidated cash flows and are not considered to be material to the Company’s previously issued condensed consolidated financial statements.

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

The Company reported an income tax benefit of $179,000 and a provision of $3.6 million for the three months ended September 30, 2014, and 2013, respectively, and an income tax benefit of $535,000 and a provision of $2.7 million for the nine months ended September 30, 2014, and 2013, respectively. For each period presented, the effective rate differs from the statutory rate of 35% primarily due to recording a full valuation allowance on the Company’s net deferred tax assets, and during 2013, the reported provision was also impacted by a $3.8 million tax provision for the taxable temporary difference related to the Company’s investment in Mindjet which was not expected to reverse within a period that would allow it to be offset by existing deductible temporary differences. Consequently, the Company recorded a net deferred tax liability for such temporary difference, which is included in other liabilities at December 31, 2013 and September 30, 2014.

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

In August 2014, the FASB issued guidance on disclosure of uncertainties about an entity’s ability to continue as a going concern.  The guidance will require management to assess the ability to continue as a going concern for each annual and interim reporting period, and to provide related footnote disclosure in circumstances in which substantial doubt exists. This guidance is effective for the annual period ending after December 15, 2016 and for annual and interim periods thereafter and early adoption is not permitted. The Company is currently evaluating the effect this guidance will have on the condensed consolidated financial statements.

In November 2014, the FASB issued guidance on certain classes of shares that include features that entitle the holders to preferences and rights over the other shareholders. The guidance clarifies how current accounting guidance should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the guidance clarifies that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. The guidance is effective fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The effects of initially adopting the guidance will be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The Company is currently evaluating the effect this guidance will have on the condensed consolidated financial statements.

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

For the three and nine months ended September 30, 2014, and the nine months ended September 30, 2013, the Company’s stock-settled SAR and RSU were excluded from the diluted per share calculation because their effect on the loss per share was anti-dilutive. For the three months ended September 30, 2013, 253,000 outstanding RSU were included in the diluted per share calculation, however, the SAR were excluded because their effect on the loss per share was anti-dilutive.

3.  Investments

The following tables report the cost and carrying value of available-for-sale investments at September 30, 2014, and December 31, 2013 (in thousands):

September 30, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value

Debt securities: corporate bonds	$8,426	$222	$(61)	$8,587
Marketable equity securities	20,835	9,921	(46)	30,710
Total	$29,261	$10,143	$(107)	$39,297

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value

Debt securities: corporate bonds	$8,988	$213	$(29)	$9,172
Marketable equity securities	31,023	10,835	(450)	41,408
Total	$40,011	$11,048	$(479)	$50,580

The following tables summarize the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	September 30, 2014		December 31, 2013
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds	$3,088	$61
Marketable equity securities	2,015	26	$4,453	$254
Total	$5,103	$87	$4,453	$254

	September 30, 2014		December 31, 2013
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds			$5,744	$29
Marketable equity securities	$241	$20	2,368	196
Total	$241	$20	$8,112	$225

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	September 30, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$3,165	$3,356	$68	$68
Due after one year through five years	2,533	2,552	5,981	6,178
Due after five years	2,728	2,679	2,939	2,926
	$8,426	$8,587	$8,988	$9,172

Marketable Equity Securities

The Company’s investment in marketable equity securities was $30.7 million at September 30, 2014, and principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets. At September 30, 2014, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the loss on those securities was normal market volatility. The securities that were deemed other-than-temporarily impaired were recorded as an impairment loss in the period. No material impairment losses were recorded during the three and nine months ended September 30, 2014, and 2013.

Debt Securities

The Company owns corporate bonds and other debt securities, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At September 30, 2014, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three and nine months ended September 30, 2014, and 2013.

Other Investments

At September 30, 2014, the Company’s equity investment in Mindjet, Inc. (“Mindjet”) represented 28.6% of the voting interest, which was comprised of 15.1% from common shares and 13.5% from preferred shares. The Company accounts for the investment in common stock using the equity method of accounting, which resulted in a loss of $410,000 and $1.6 million for the three and nine months ended September 30, 2014, respectively, which is reported in the condensed consolidated statement of operations and comprehensive income or loss. The equity in loss of affiliate represents the Company’s ownership the common share vote and is 15.1% of Mindjet’s net loss for the three and nine months ended September 30, 2014. The investment in preferred stock is held at cost in the accompanying condensed consolidated balance sheet.

During the nine months ended September 30, 2014, the Company purchased $1.9 million of convertible debt of Mindjet, and deposited $761,000 in escrow for potential future purchases of the convertible debt conditioned on the operating results achieved by Mindjet. The debt security is reported in investments and the escrowed funds are reported in other assets at September 30, 2014. The debt is due in March 2015, bears interest at 10% per year, and will convert to additional common or preferred equity, or potentially cash equal to three times the face value of the debt depending on the nature and valuation of certain future transactions including an offering of Mindjet’s securities in a private or initial public offering, or sale of the company.

At September 30, 2014, the total carrying value of the Company’s debt and equity investment in Mindjet is $26.2 million and is subject to impairment testing at each reporting period, or more frequently if facts and circumstances indicate the investment may be impaired. Certain financial results reported during the nine months ended September 30, 2014 indicated the investment might be impaired; however, estimates of the value of the enterprise indicated that the investment balance would be recovered. Nonetheless, it is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require the Company to write down the investment to fair value.

During the three months ended September 30, 2014 the Company was notified by Mindjet that they were asserting a breach in the representations and warranty made by Spigit, Inc. (“Spigit”) in the September 10, 2013 merger agreement. As part of the notification, Mindjet made a claim against the Mindjet shares held by the former Spigit shareholders, including the Company. A partial settlement was reached by the parties in November 2014 and the Company expects final resolution in 2015. The partial settlement was not material to the Company and was paid in shares of Mindjet. The maximum damages to the Company for the remaining claim is estimated between zero and $1.2 million and any settlement would be paid by the Company in shares of Mindjet. The Company is unable to provide a more meaningful estimate due to the ongoing development of information important to resolving the matter. Consequently, the Company has not accrued any liability related to the claim.

4.  Disclosures About Fair Value of Financial Instruments

Recurring Fair Value Measurements

The following tables set forth the Company’s financial assets and liabilities that were measured at fair value on a recurring basis at September 30, 2014, and December 31, 2013, by level within the fair value hierarchy. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and consideration of factors specific to the asset or liability. There were no material transfers from level 1 to level 2 during the nine months ended September 30, 2014 or the year ended December 31, 2013.

At September 30, 2014 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
Available-for-sale equity securities (1)	$14,306	$16,405		$30,711
Available-for-sale debt securities (1)	$6,686	$1,901		$8,587
Readily marketable inventory (2)	$9,479	$4,792		$14,271
Derivative instruments (3)	$914	$1,816		$2,730
Liabilities
Derivative instruments (3)	$687	$1,653		$2,340
Contingent Consideration (4)			$4,644	$4,644

At December 31, 2013 (in thousands):

Assets	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Available-for-sale equity securities (1)	$26,177	$15,231		$41,408
Available-for-sale debt securities (1)	$9,172			$9,172
Readily marketable inventory (2)	$2,396	$5,292		$7,688
Derivative instruments (3)	$346	$2,108		$2,454
Liabilities
Derivative instruments (3)	$436	$936		$1,372

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

(4) Included in this caption is the contingent consideration that the Company entered into as part of the acquisition of Citizens. The estimated fair value of the contingent consideration was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model. The fair value of the contingent consideration was then estimated as the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period. The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs.

Non-Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

The following tables set forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the nine months ended September 30, 2014, and for the year ended December 31, 2013, by level within the fair value hierarchy.

Nine Months Ended September 30, 2014 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss Recorded During the Nine Months Ended September 30, 2014
Real estate (1)			$1,357	$(2,865)

(1) The Company had a non-recurring fair value measurement of real estate assets with a carrying value of $4.2 million that was written down to its estimated fair value of $1.4 million resulting in an impairment charge of $2.9 million, which was included in earnings for the nine months ended September 30, 2014. There was no impairment loss recorded for the three months ended September 30, 2014. The impairment was recorded based on the estimated sales price the Company expects to receive upon the sale of this real estate. The impairment loss relates to a property which is not part of UCP’s results of operations nor is it included in UCP’s inventory of lots.

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

As of September 30, 2014 and December 31, 2013, the fair values of cash and cash equivalents, accounts payable and receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments which are not carried at fair value at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates held at cost	$19,302	$19,302	$19,380	$19,380

Financial liabilities:
Debt	$147,895	$157,981	$136,767	$145,924

Derivatives Notional Amounts

The following tables summarize the notional amount of open derivative positions at September 30, 2014, and December 31, 2013:

	September 30, 2014
	Exchange Traded		Non-Exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(64,749)	51,024			Tons
Natural Gas		520,000			MMBtus(2)
Forwards			(147,586)	55,208	Tons

	December 31, 2013
	Exchange Traded		Non-Exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(23,038)	34,380			Tons
Natural Gas		460,000			MMBtus(2)
Forwards			(132,428)	30,367	Tons
Swaps				75,000	Tons

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

The table below summarizes the effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income or loss (in thousands):

	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2014	2013	2014	2013
Futures	Cost of canola oil and meal sold	$99	$5,592	$900	$(2,458)
Forwards	Cost of canola oil and meal sold	488	(49)	(478)	329
Swaps	Cost of canola oil and meal sold	(61)	784	(3,840)	(353)
		$526	$6,327	$(3,418)	$(2,482)

Futures(1)	Other income	$1,397		$1,950
(1) Represents derivative transactions classified as trading.

5. Property, Plant and Equipment, Net

The major classifications of the Company’s property, plant and equipment are as follows (in thousands):

	September 30, 2014	December 31, 2013
Plant, equipment, buildings and leasehold improvements	$134,385	$131,141
Construction in progress	4,928	2,072
Office furniture, fixtures and equipment	7,752	6,862
	147,065	140,075
Accumulated depreciation and amortization	(24,097)	(16,631)
Property, plant and equipment, net	$122,968	$123,444

Depreciation and amortization expense for the three and nine months ended September 30, 2014 and 2013 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Total depreciation and amortization expense	$2,999	$2,670	$8,430	$8,026
Amount allocated to cost of canola oil and meal sold	(2,068)	(2,062)	(6,194)	(6,120)
Total reported depreciation and amortization	$931	$608	$2,236	$1,906

6. Intangible Assets

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets within its water resource and water storage operations segment (in thousands):

	September 30, 2014	December 31, 2013
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	24,804	24,804
Other, net of accumulated amortization	19,874	16,179
Total intangible assets	$128,575	$124,880

7.  Debt

During the nine months ended September 30, 2014, the Company negotiated new values for the debt service coverage ratio covenant on its agribusiness loans such that the debt service coverage ratio at September 30, 2014, and at each quarter ending thereafter, will not be less than 1.25 to 1.00. However, at September 30, 2014, the Company breached the debt service coverage ratio primarily due to operating losses reported by Northstar and as a result, the debt is currently in default. The lenders have the option to declare all or any portion of the $88.5 million outstanding principal amounts due and payable and can also demand a deposit as cash collateral of 105% of the unused line of credit; however, to date, the lenders have not made any such declarations or demands. The Company is in discussions with the lenders to cure the default by December 31, 2014, and has no current plans to invest additional capital into the business as a result.

Certain real estate mortgage debts include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of September 30, 2014, the lenders have not requested, and the Company has not obtained, any such appraisals.

As of September 30, 2014, the Company had unused lines of credit of approximately $67.3 million in real estate operations and $17.7 million in agribusiness operations.

The following details the Company’s consolidated debt (in thousands):

	September 30, 2014	December 31, 2013
Agribusiness term loan:
4.75% payments through 2017	$79,058	$83,533
Agribusiness working capital facility:
6% payments through 2017	9,350	4,750
Other agribusiness debt:
4.99% payments through 2018	135	159
Swiss debt:
3.7% payments through 2014		14,012
3.8% payments through 2014		3,363
Mortgage debt:
3.19% to 4.75% payments through 2016	49,614	17,307
5% to 5.5% payments due from 2014 - 2016	8,134	11,491
6% to 6.5% payments through 2036		548
10% payments through 2017	1,604	1,604
	$147,895	$136,767

8.  Segment Reporting

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

Management analyzes segments using the following information:

Segment assets (in thousands):

	September 30, 2014	December 31, 2013
Total assets:
Water resource and water storage operations	$191,828	$193,105
Real estate operations	315,991	276,954
Agribusiness operations	162,257	155,005
Corporate	100,803	137,488
	$770,879	$762,552

Segment revenues and income (loss) before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue and other income:
Water resource and water storage operations	$1,087	$510	$1,464	$25,542
Real estate operations	55,794	23,712	145,212	63,641
Agribusiness operations	42,597	55,308	127,380	139,788
Enterprise software		4,402		13,649
Corporate	2,277	22,854	6,455	26,180
Total revenues and other income	$101,755	$106,786	$280,511	$268,800

Income (loss) before income taxes:
Water resource and water storage operations	$(1,131)	$(1,799)	$(4,965)	$737
Real estate operations	(795)	(231)	(6,251)	(2,701)
Agribusiness operations	(5,221)	(2,216)	(4,962)	(20,691)
Enterprise software		(2,572)		(5,281)
Corporate	(3,063)	17,664	(7,224)	11,610
Total income (loss) before income taxes	$(10,210)	$10,846	$(23,402)	$(16,326)

9.  Commitments and Contingencies

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings other than the following:

Fish Springs Ranch, LLC

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians (the “Tribe”) relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. During the three months ended September 30, 2014, the settlement was ratified by the United States Congress and signed into law. The Company had previously paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. The Company paid the $3.6 million outstanding balance plus accrued interest during the fourth quarter of 2014 resolving the matter.

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

10.  Acquisition of Citizens Homes

On April 10, 2014, the Company completed the acquisition of the assets and liabilities of Citizens used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, pursuant to a purchase and sale agreement, dated March 25, 2014 between UCP, LLC and Citizens. Accordingly, the results of Citizens are included in the Company’s consolidated financial statements from the date of the acquisition. For the three and nine months ended September 30, 2014, the revenues and net loss attributable to the assets acquired in the acquisition were $9.2 million and $204,000, and $19.4 million and $119,000, respectively.
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

The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon achievement of various pre-tax net income performance milestones of the new business (“performance milestones”) over a five year period commencing on April 1, 2014. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between zero and $6 million. The estimated fair value of the contingent consideration of $4.6 million was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model. The fair value of the contingent consideration was then estimated as the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period.
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
The following table outlines the key assumptions used to determine the fair value of the real estate:

Real Estate: Methodology and Significant Input Assumptions

Method	Home comparable sales and discounted cash flow models
Home comparable range of base price per square foot	$77- $118 per square foot
Average discount rate applied	15%
Range of builder profit margin	18-24%
Builder profit margin applied	20%

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

The Company has presented its preliminary estimates of the fair values of the assets acquired, liabilities assumed, and the contingent consideration transferred, in the acquisition as of September 30, 2014. The Company is in the process of finalizing its review and evaluation of the appraisal and related valuation assumptions supporting its fair value estimates for all of the assets acquired and liabilities assumed and, therefore, the estimates used herein are subject to change. This may result in adjustments to the values presented above for assets and liabilities and a corresponding adjustment to goodwill. As such, the Company has not completed the assignment of goodwill to reporting units or its determination of the amount of goodwill that is expected to be deductible for tax purposes at this time.

Transaction costs directly related to the acquisition totaled approximately $138,000 and $778,000 for the three and nine months ended September 30, 2014, respectively, which were expensed and included in the condensed consolidated statements of operations and comprehensive income (loss) within operating and other costs. There were no acquisition-related costs incurred during the three and nine months ended September 30, 2013.

Pro Forma Financial Information
The pro forma financial information in the table below summarizes the results of operations for the Company as though the acquisition was completed as of the beginning of fiscal year 2013. The pro forma financial information for all periods presented includes additional amortization charges from acquired intangible assets (certain of which are preliminary). The unaudited pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve as a result of the acquisition, the costs to integrate the operations of the assets acquired, or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.
The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2013, or indicative of the results that will be attained in the future (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Total revenues	$110,966	$115,646	$310,547	$293,251
Net income (loss)	$(10,294)	$6,976	$(23,885)	$(20,359)
Net income (loss) per common share – basic:	$(0.45)	$0.31	$(1.05)	$(0.90)
Net income (loss) per common share – diluted:	$(0.45)	$0.30	$(1.05)	$(0.90)
Pro forma net income or loss for the three and nine months ended September 30, 2014, were adjusted to exclude approximately $138,000 and $778,000 of acquisition-related costs incurred in the three and nine months ended September 30, 2014, respectively. The pro forma net income or loss for three and nine months period ended September 30, 2013, were adjusted to include these acquisition-related costs.

11. Subsequent Events

On October 21, 2014, UCP completed a private offering of $75 million in 8.5% Senior Notes due 2017 (the “Notes”). The net proceeds to UCP from the offering were approximately $72.5 million, after paying the initial purchaser’s discount and other estimated offering expenses. The net proceeds to UCP from the offering will be used by UCP for general corporate purposes, including financing for the construction of homes, acquisition of entitled land, development of lots, and working capital.

The Notes were offered and sold by UCP only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Notes have not been and will not be registered under the Securities Act, or the securities laws of any other jurisdiction. Unless they are registered, the Notes may be offered and resold only in transactions that are exempt from registration under the Securities Act and applicable state securities laws.

The Notes were issued under an Indenture, dated as of October 21, 2014 (the “Indenture”), by and among UCP, the guarantors named therein, and Wilmington Trust, National Association, as trustee.

Interest is payable at 8.5% per annum on the principal amount of the Notes, payable March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2014. Interest will accrue from October 21, 2014, and the first interest payment will be December 31, 2014. The Notes mature on October 21, 2017, unless redeemed or repurchased earlier.

The Notes are guaranteed on an unsecured senior basis by UCP and each of its subsidiaries (the “Subsidiary Guarantors”). The Notes and the guarantees will be UCP’s and the Subsidiary Guarantors’ senior unsecured obligations and will rank equally in right of payment with UCP’s and the Subsidiary Guarantors’ existing and future senior unsecured debt and senior in right of payment to UCP’s and the Subsidiary Guarantors’ future subordinated debt. The Notes and the guarantees will be effectively subordinated to any of UCP’s and the Subsidiary Guarantors’ existing and future secured debt, to the extent of the value of the assets securing such debt.

UCP may redeem the Notes, in whole but not in part, at a price equal to 100% of the principal amount, plus accrued and unpaid interest, plus a “make-whole” premium. Upon the occurrence of a change of control of UCP, UCP must offer to repurchase the Notes for cash at a price equal to 101% of the principal amount repurchased plus accrued and unpaid interest to, but excluding, the repurchase date. Under the Indenture, a “change of control” of UCP generally means (i) any person or group of related persons acquires more than 35% of the voting stock of UCP or (ii) UCP transfers all or substantially all of its consolidated assets to any person or group of related persons, in each case other than PICO and its affiliates.

The Indenture provides for customary “events of default” involving UCP which could cause, or permit, the acceleration of the Notes. Such events include (i) a default by UCP in any payment of principal or interest; (ii) failure of UCP to comply with certain covenants contained in the Indenture; (iii) defaults by UCP in failure to pay certain other indebtedness or the acceleration of certain other indebtedness prior to maturity; (iv) the failure of UCP to pay certain final judgments; and (vi) certain events of bankruptcy or insolvency involving UCP.

The Indenture limits UCP’s and its subsidiaries’ ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that UCP may incur indebtedness so long as UCP's ratio of indebtedness to consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of UCP’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of its consolidated assets. Additionally, the Indenture requires UCP to maintain at least $50 million of consolidated tangible assets not subject to liens securing indebtedness; maintain a minimum net worth of $175 million; maintain a minimum of $15 million of unrestricted cash and/or cash equivalents; and not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time after the issuance of the Notes.

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

As of September 30, 2014 our business is separated into the following operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations; and
•	Corporate

As of September 30, 2014, our major consolidated subsidiaries are (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico;

•
UCP, Inc. (“UCP”), a 57.2% owned subsidiary which is a homebuilder and land developer in markets located in California and Puget Sound area of Washington State, North Carolina, South Carolina and Tennessee; and

•	PICO Northstar Hallock, LLC, an 87.7% owned subsidiary, doing business as Northstar Agri Industries (“Northstar”), which operates a canola seed crushing facility in Hallock, Minnesota.

RESULTS OF OPERATIONS — THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

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

In addition, during the first quarter of 2014, we experienced weather-related disruptions in our agribusiness operation, which is located in Hallock, Minnesota. These disruptions negatively impacted our results of operations during the first nine months of 2014.

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

PICO Shareholders’ Equity

Our shareholders’ equity decreased $17.7 million, or $0.80 per share, during the nine months ended September 30, 2014, from $472.9 million, or $20.79 per share, at December 31, 2013, to $455.1 million, or $19.99 per share, at September 30, 2014. The decrease in our shareholders’ equity was primarily due to the comprehensive loss of $21.4 million incurred during the period.

Total Assets and Liabilities

Total assets increased by $8.3 million from $762.6 million at December 31, 2013 to $770.9 million at September 30, 2014. The Company’s real estate and water assets increased $83 million primarily due to acquisition and development of real estate by UCP. Approximately $62.1 million of the acquisition and development costs were financed with debt. Canola seed inventory increased by $7.1 million as a result of utilizing additional storage options. Offsetting these increases was a decrease in cash and cash equivalents of $81.9 million due to cash used for purchases of real estate and overhead. During the first nine months of 2014, total liabilities increased by $28.4 million, from $197.7 million at December 31, 2013 to $226.1 million at September 30, 2014 primarily due to a $13.9 million increase in construction cost related accruals and a net increase in debt of $11.1 million, which increased primarily due to the borrowings for real estate acquisition and development.

Third Quarter Loss or Income Before Income Taxes, and Net Income or Loss, and Income Taxes

Our reported loss before income taxes for the three months ended September 30, 2014, was $10.2 million compared to income of $10.8 million for the same period in 2013. For the three months ended September 30, 2014, we reported a net loss of $9.9 million, or $0.44 per share, compared to net income of $8.2 million, or $0.36 per share, that we reported for the three months ended September 30, 2013. The year-over-year decrease in income was primarily due to the $21.2 million gain recognized on the deconsolidation of Spigit, Inc. (“Spigit”) in 2013.

For the three and nine months ended September 30, 2014, our investment in Mindjet common stock, which represents 15.1% of the common stock voting interest in that company, resulted in recording a loss of $410,000 and $1.6 million, respectively, in the statement of operations within equity in loss of affiliate. During the three and nine months ended September 30, 2014, certain financial results indicated that our investment might be impaired, however estimates of the value of the enterprise indicated that our total investment balance of $26.2 million, which included common and preferred equity and $1.9 million of debt securities acquired during the nine months ended September 30, 2014, would be recovered. Nonetheless, it is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require us to write down the investment to fair value.

We continue to record a full valuation allowance on our net deferred tax assets, which resulted in minimal income tax benefit reported during the third quarter of 2014. During the third quarter of 2013 we also maintained a full valuation allowance on our net deferred tax assets; however, that was offset by a taxable temporary difference primarily related to our investment in Mindjet which resulted in tax expense of $3.6 million reported in the period.

Noncontrolling Interests

Noncontrolling interests reported a net loss of $504,000 and $1 million for the three months ended September 30, 2014 and 2013, respectively, and a net loss of $3.1 million and $4.6 million for the nine months ended September 30, 2014 and 2013. Of the loss reported during the nine months ended September 30, 2014, $2.2 million is attributable to the loss reported by UCP. During 2013, $2.5 million of the loss for the nine months ended is a due to losses reported in our agribusiness segment.

Comprehensive Income or Loss

For the third quarter of 2014, we reported comprehensive income of $10.5 million, primarily due to the reported net income of $9.9 million for the period.

For the third quarter of 2013, we reported comprehensive income of $9 million. The income consisted of net income of $8.2 million, due primarily from the $21.2 million gain on the deconsolidation of Spigit.

Segment Results of Operations

Our segment revenue and income (loss) before income taxes for the third quarter and first nine months of 2014 and 2013 were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenue:
Water resource and water storage operations	$1,087	$510	$577	$1,464	$25,542	$(24,078)
Real estate operations	55,794	23,712	32,082	145,212	63,641	81,571
Agribusiness operations	42,597	55,308	(12,711)	127,380	139,788	(12,408)
Enterprise software		4,402	(4,402)		13,649	(13,649)
Corporate	2,277	22,854	(20,577)	6,455	26,180	(19,725)
Total revenue	$101,755	$106,786	$(5,031)	$280,511	$268,800	$11,711

Income (loss) before income taxes:
Water resource and water storage operations	$(1,131)	$(1,799)	$668	$(4,965)	$737	$(5,702)
Real estate operations	(795)	(231)	(564)	(6,251)	(2,701)	(3,550)
Agribusiness operations	(5,221)	(2,216)	(3,005)	(4,962)	(20,691)	15,729
Enterprise software		(2,572)	2,572		(5,281)	5,281
Corporate	(3,063)	17,664	(20,727)	(7,224)	11,610	(18,834)
Income (loss) before income taxes	$(10,210)	$10,846	$(21,056)	$(23,402)	$(16,326)	$(7,076)

Third Quarter Revenue

The majority of our recurring revenue is generated in our agribusiness and real estate operations. Both of these segments generate revenue from volume sales of their products. Our third quarter revenue decreased primarily due to a $20.6 million decrease in corporate segment revenues resulting from the $21.2 million gain on the deconsolidation of Spigit recognized in 2013 and a $12.7 million decrease in our agribusiness operation caused by year-over-year reduction in the pricing of our canola oil, offset by a $32.1 million increase in real estate operations revenue resulting primarily from an increase in the number of residential homes and lots sold.

Third Quarter Costs and Expenses

Our year-over-year third quarter costs and expenses increased primarily due to a $28.2 million increase in cost of real estate sold caused by increased sales of residential real estate and lots year-over-year. Offsetting the increase in costs from our real estate segment was a decrease of $10.5 million in cost of sales of canola oil and meal primarily from a reduction in the price we paid for canola seed and reduction in the volume of canola meal sold.

Nine Months Revenue

 Our revenue reported increased year-over-year for the first nine months of 2014 primarily due to an $81.6 million increase in the volume of residential real estate during the period, offset by several decreases. We reported a $24.1 million decrease in revenue in our water resource and water storage operations due to one time sales of real estate and water assets during 2013, a decrease of $19.7 million in our corporate segment primarily from the $21.2 million gain on the deconsolidation of Spigit in 2013, a decrease of $13.6 million in revenue reported by our enterprise software operations from 2013, prior to the deconsolidation of the segment, and a $12.4 million decrease in sale of canola oil and meal due primarily to reductions in pricing.

Nine Months Costs and Expenses

Our costs and expenses for the first nine months of 2014 increased $18.8 million year-over-year primarily due to an increase of $85.1 million in our real estate segment which included a $71 million increase in the cost of real estate sold. This increase was offset by several reductions in costs in expenses including a $31.1 million decrease in the cost of canola oil and meal sold due to reduced input costs, an $18.4 million decrease in our water resource and water storage operations primarily due to the cost of real estate and water sold during 2013 only, and an $18.9 million decrease in costs and expenses reported in our enterprise software segment during the first nine months of 2013, prior to being sold and deconsolidated in September 2013.

Nine Months Loss Before Taxes, Net Loss and Income Taxes

Our reported net loss before income taxes for the nine months ended September 30, 2014 was $23.4 million compared to a loss of $16.3 million for the same period in 2013. For the nine months ended September 30, 2014, we reported a net loss of $21.3 million, compared to a net loss of $14.5 million that we reported for the nine months ended September 30, 2013. The year-over-year increase in the loss before income taxes and net loss was due primarily to an $18.8 million year-over-year decrease in the income reported by our corporate segment, offset by a decrease of $15.7 million in the loss reported by our agribusiness segment.

We continue to record a full valuation allowance on our net deferred tax assets, which resulted in minimal income tax benefit reported for the nine months ended September 30, 2014. During the first nine months of 2013, we also maintained a full valuation allowance on our net deferred tax assets; however, that was offset by a taxable temporary difference primarily related to our investment in Mindjet which resulted in tax expense of $2.7 million reported in the period.

WATER RESOURCE AND WATER STORAGE OPERATIONS

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues and other income:
Sale of real estate and water assets	$992	$147	$845	$1,196	$23,813	$(22,617)
Other	95	363	(268)	268	1,729	(1,461)
Total revenues and other income	1,087	510	577	1,464	25,542	(24,078)

Costs and expenses:
Cost of real estate and water assets sold	(470)	(117)	(353)	(717)	(16,756)	16,039
Impairment of water assets					(993)	993
Interest expense	(5)	(167)	162	(16)	(189)	173
Depreciation and amortization	(274)	(270)	(4)	(825)	(928)	103
Overhead	(1,300)	(1,101)	(199)	(4,060)	(3,841)	(219)
Project expenses	(169)	(654)	485	(811)	(2,098)	1,287
Segment total expenses	(2,218)	(2,309)	91	(6,429)	(24,805)	18,376
Income (loss) before income taxes	$(1,131)	$(1,799)	$668	$(4,965)	$737	$(5,702)

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

Segment Revenue

We did not generate any significant sales of real estate and water assets in the third quarter or first nine months of 2014. The third quarter year-over-year increase in revenue of $577,000 is due primarily to the sale in the third quarter of 2014 of 200 acres of real estate and approximately 28 acre feet of stock water rights in Lincoln County, Nevada for total proceeds of $940,000.

We closed two sale transactions in June 2013 which, in aggregate, contributed the majority of the segment revenue for the first nine months of 2013. We sold 1,021 acres of land and 3,063 acre-feet of groundwater rights located in the Harquahala Valley, Arizona, for sale proceeds of $10 million and a gross margin of $6.3 million. In addition, we also sold two farms in Idaho for sale proceeds of $13.7 million and a gross margin of $763,000. The two farms that were sold also generated lease revenue of $726,000 for the first nine months of 2013. From the third quarter of 2013, we no longer recorded any lease revenue or operating costs associated with the two farms that were sold.

Segment Expenses

In the third quarter of 2014 our total expenses decreased by $91,000 compared to 2013 and decreased by $18.4 million in the first nine months of 2014 as compared to the same period in 2013. The primary reason for the decrease in total expenses for the first nine months was the reduction in the cost of real estate and water assets of $16 million in the first nine months of 2014 as compared to 2013. The reduction in cost of sales was due to the two sale transactions that closed in June 2013 as noted in Segment Revenue above.

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

Project expenses decreased by $485,000 in the third quarter of 2014 as compared to the third quarter of 2013 and the year-over-year project costs for the first nine months of the 2014 decreased by $1.3 million. The reduction in project expenses in both periods presented is primarily due to the reduction in operating expenses associated with the farm properties in Idaho, which were sold in September 2013.

The impairment loss of $993,000, recorded in the first nine months of 2013, related to our Fish Springs water asset in Washoe County, Nevada. During the second quarter of 2013, specific events occurred in Washoe County that caused us to update our discounted cash flow models that calculate an estimated fair value for our Fish Springs Ranch water credits and pipeline rights. The changes in assumptions relate to the timing of future estimated sales of our water assets as well as inputs in the discount rate. As a result of updating our discounted cash flow models, the fair value of our Fish Springs water asset was estimated at $83.9 million compared to its then carrying value of $84.9 million. Consequently, in the first nine months of 2013, we recorded the $993,000 difference as an impairment loss to reflect the decrease in the estimated fair value of the asset.

The year-over-year segment results of operations increased by $668,000 for the third quarter of 2014 and decreased by $5.7 million for the first nine months of 2014. The increase in the year-over-year results of operations for the third quarter was due primarily to the gross margin of $488,000 generated in the third quarter of 2014 from the sale of real estate and stock water rights in Lincoln County, Nevada. The decrease in the year-over-year results of operations for the first nine months was due primarily to the gross margin of $6.3 million generated in the first nine months of 2013 from the sale of land and water rights in the Harquahala Valley, Arizona.

REAL ESTATE OPERATIONS

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues and other income:
Sale of real estate	$55,750	$23,619	$32,131	$144,973	$63,144	$81,829
Other	44	93	(49)	239	497	(258)
Total revenues and other income	55,794	23,712	32,082	145,212	63,641	81,571

Costs and expenses:
Cost of real estate sold	(46,134)	(17,943)	(28,191)	(118,543)	(47,575)	(70,968)
Impairment charges				(2,865)	(418)	(2,447)
Operating expenses	(10,455)	(6,000)	(4,455)	(30,055)	(18,349)	(11,706)
Segment total expenses	(56,589)	(23,943)	(32,646)	(151,463)	(66,342)	(85,121)
Income (loss) before income taxes	$(795)	$(231)	$(564)	$(6,251)	$(2,701)	$(3,550)

As of September 30, 2014, our businesses in the real estate operations segment are primarily conducted through our 57.2% owned subsidiaries UCP and UCP, LLC and its homebuilding and land development operations in California, Washington State, North Carolina, South Carolina and Tennessee.

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

During the three and nine months ended September 30, 2014, in spite of interest rate volatility, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high home affordability and improving employment.

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

Owned and Controlled Lots

As of September 30, 2014, and December 31, 2013, UCP owned or controlled, pursuant to purchase or option contracts, an aggregate of 5,964 and 5,380 lots, respectively. The following tables present certain information with respect to our owned and controlled lots as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014
	Owned	Controlled(1)	Total
Central Valley Area - California	1,617	43	1,660
Monterey Bay Area - California	1,451		1,451
South San Francisco Bay Area - California	104	435	539
Southern California	268	104	372
Puget Sound Area - Washington	893	25	918
North Carolina	189	110	299
South Carolina	51	404	455
Tennessee	64	206	270
Total	4,637	1,327	5,964

	As of December 31, 2013
	Owned	Controlled(1)	Total
Central Valley Area - California	1,658	322	1,980
Monterey Bay Area - California	1,517	154	1,671
South San Francisco Bay Area - California	19	465	484
Southern California		251	251
Puget Sound Area - Washington	836	158	994
Total	4,030	1,350	5,380
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

Third Quarter Segment Revenue and Gross Margin

In the following discussion, gross margin is defined as sale of real estate less cost of sales, and gross margin percentage is defined as gross margin divided by revenues.

In the third quarter of 2014, total segment revenue increased by 135% to $55.8 million as compared to total segment revenue of $23.7 million in the third quarter of 2013. This increase in revenue of $32.1 million was primarily attributable to the following combination of factors:

•
an increase in the number of homes sold to 111 homes in the third quarter of 2014 as compared to 62 homes in the third quarter of 2013. The average number of selling communities in the period increased from seven in the third quarter of 2013 to 27 in the third quarter of 2014;

•
a decrease in the average selling price (“ASP”) of homes sold of approximately $29,000 to $316,000 per home in the third quarter of 2014 as compared to $345,000 per home in the third quarter of 2013. The decrease in average selling price was due to the change in geographic mix of homes delivered including 41 homes delivered in the Southeast with an average selling price of approximately $236,000 during the third quarter of 2014;

•	an increase in the number of lots sold to 197 units in the third quarter of 2014 as compared to 30 units in the third quarter of 2013; and

•	an increase in the ASP of lots sold to $103,000 per lot in the third quarter of 2014 as compared to $75,000 per lot in the third quarter of 2013.

Total gross margin increased by approximately $3.9 million to $9.6 million in the third quarter of 2014, as compared to the third quarter of 2013. This increase in gross margin was primarily due to the year-over-year increase in volume of homes and lots sold.

The gross margin percentage of homes sold declined to 16% in the third quarter of 2014 as compared to 23% in the third quarter of 2013. This gross margin percentage change was primarily attributable to the different cost basis of the active selling communities in 2014 as compared to 2013. In addition, an increase in year-over-year buyer incentives and interest cost also resulted in a reduced homebuilding gross margin percentage in the third quarter of 2014 as compared to the third quarter of 2013. This decline in the gross margin percentage of homes sold was more than offset by the increased volume of homes sold in the third quarter of 2014 (111 homes) as compared to the third quarter of 2013 (62 homes).

The increased volume of home sales was driven by a year-over-year increase in the number of selling communities and an increased sales rate at certain of these selling communities. The increase in the number of selling communities in the third quarter of 2014 as compared to the third quarter of 2013 was partially attributable to the acquisition of the assets from Citizens in April 2014. The acquisition added 15 new selling communities to our total number of selling communities in the third quarter of 2014.

The gross margin percentage of lots sold in the third quarter of 2014 was 21%, as compared to 35% in the third quarter of 2013. The gross margin percentage of lots sold is not necessarily directly comparable from period to period due to several factors including the stage of development and the location of the lots as well as the cost basis in the lots. In addition, there was a significant year-over-year increase in the volume of lots sold in the third quarter of 2014 (197 units) as compared to the third quarter of 2013 (30 units). The volume, revenue and gross margin of lots sold can vary considerably from period to period; such sales tend to be driven by discrete transactions which are motivated by numerous considerations, including opportunistic conditions in the markets in which we own lots.

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at September 30, 2014 was $38.9 million as compared to a backlog of $25.5 million at September 30, 2013. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

First Nine Months Segment Revenue and Gross Margin

In the first nine months of 2014, total segment revenue increased by 128% to $145.2 million as compared to total segment revenue of $63.6 million in the first nine months of 2013. This increase in revenue of $81.6 million was primarily attributable to an increase in the volume of homes and lots sold and an increase in the ASP of homes sold in the first nine months of 2014 as compared to the first nine months of 2013 as follows:

•	an increase in the number of homes sold to 301 homes in the first nine months of 2014 as compared to 131 homes in the first nine months of 2013;

•	an increase in the ASP of homes sold of approximately $11,000 to $367,000 per home in the first nine months of 2014 as compared to $356,000 per home in the first nine months of 2013; and

•
an increase in the quantity of lots sold to 348 units in the first nine months of 2014 as compared to 138 units in the first nine months of 2013, but revenue per lot decreased by approximately $27,000 to $93,000 per lot in the first nine months of 2014 as compared to $120,000 per lot in the first nine months of 2013.

Total gross margin increased by approximately $10.9 million to $26.4 million in the first nine months of 2014 as compared to $15.6 million in the first nine months of 2013. This increase in gross margin was primarily due to the increased volumes of both lots and homes sold in the first nine months of 2014 as compared to the first nine months of 2013, which was partially offset by year-over-year declines in the gross margin percentage of both homes and lots sold. The gross margin percentage of lots sold in the first nine months of 2014 was 22% as compared to 32% in the same period of 2013. As noted above, the volume, revenue and gross margin of lots sold can vary considerably from period to period; such sales tend to be driven by discrete transactions which are motivated by numerous considerations, including opportunistic conditions in the markets in which we own lots. The gross margin percentage of homes sold declined to 17% in the first nine months of 2014 as compared to 22% in the first nine months of 2013. The homebuilding gross margin percentage decline was primarily attributable to the favorable cost basis of the active selling communities in the first nine months of 2013 as well as an increase in year-over-year buyer incentives and interest cost.

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Lots sold	197	30	167	348	138	210
Homes sold	111	62	49	301	131	170

Revenue (in thousands)
Lot revenue - total	$20,264	$2,250	$18,014	$32,513	$16,535	$15,978
Lot revenue - per lot	$103	$75	$28	$93	$120	$(27)

Home revenue - total	$35,086	$21,369	$13,717	$110,542	$46,609	$63,933
Home revenue - per home	$316	$345	$(29)	$367	$356	$11

General contracting revenue	$400		$400	$1,918		$1,918

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$4,192	$786	$3,406	$7,173	$5,320	$1,853
Gross margin percentage - lots	21%	35%	(14)%	22%	32%	(10)%

Gross margin - homes	$5,580	$4,890	$690	$19,020	$10,249	$8,771
Gross margin percentage - homes	16%	23%	(7)%	17%	22%	(5)%

Gross margin total - lots and homes	$9,772	$5,676	$4,096	$26,193	$15,569	$10,624
Gross margin percentage total - lots and homes	18%	24%	(6)%	18%	25%	(7)%

Segment Results of Operations

The year-over-year third quarter segment loss increased by $564,000 from a net loss of $231,000 in 2013 to a net loss of $795,000 in 2014. There was an increase in the gross margin of approximately $4.1 million generated by the sale of lots and homes at UCP. In addition, there was an increase in operating costs of $4.5 million in the third quarter of 2014 as compared to the third quarter of 2013. The year-over-year increase in costs is due primarily to (1) increased selling and marketing costs of $1.9 million as a result of the increased volume of lot and home sales in the third quarter of 2014 as compared to the third quarter of 2013; and (2) increased general and administrative expenses of $2.2 million as UCP continues to expand its operations and increases its headcount.

The nine months segment net loss before income taxes increased by $3.6 million from 2013 to 2014. There was an increase in the gross margin of approximately $10.6 million generated by the sale of lots and homes at UCP, primarily due to the higher volume of lots and homes sold in the firsts nine months of 2014 as compared to the first nine months of 2013. However, this increased gross margin was offset by an increase in operating costs of $11.7 million in the first nine months 2014 as compared to the first nine months of 2013. The increase in costs is due primarily to (1) increased selling and marketing costs of $5.1 million as a result of the increased volume of lot and home sales in the first nine months of 2014 as compared to the first nine months of 2013; (2) increased salaries and benefits and stock-based compensation as UCP continues to expand its operations and increases its headcount, resulting in an overall increase in general and administrative expenses of $6.6 million; and (3) non-recurring transaction costs of approximately $778,000 related to the Citizens acquisition.

Included in operating costs for the three and nine months ended September 30, 2014, is stock-based compensation expense of $806,000 and $3 million, respectively. In the three and nine months ended September 30, 2013 there was stock-based compensation expense of $935,000.

Not part of the UCP results for the nine months ended September 30, 2014, is a $2.9 million impairment loss recorded on undeveloped property owned in San Diego County, California. The only real estate in this segment not owned by UCP is the undeveloped property in San Diego County, California and a property in Fresno, California that is owned by Bedrock. The property was purchased several years ago in conjunction with a plan to develop an alternative energy plant on the site. Concurrent with our purchase of the property we entered into an option to sell the property to the developer of the project. Ultimately the developer was unsuccessful in completing the project and, as a result, the option on the property was never exercised. Alternative development opportunities have proven unsuccessful and the property has also been impacted by protected species issues. As a result we have decided to sell the property as-is. Accordingly, we have written down the carrying value of the property to our estimate of the current undeveloped fair value of the property. There was an impairment charge of $417,000 in the first nine months of 2013 related to the property owned by Bedrock.

AGRIBUSINESS OPERATIONS

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenues and other income:
Sales of canola oil and meal	$41,144	$55,306	$(14,162)	$124,963	$139,775	$(14,812)
Other	1,453	2	1,451	2,417	13	2,404
Total revenues and other income	42,597	55,308	(12,711)	127,380	139,788	(12,408)

Cost of goods sold:
Cost of canola oil and meal sold	(38,319)	(48,859)	10,540	(103,501)	(134,599)	31,098
Depreciation	(2,068)	(2,062)	(6)	(6,194)	(6,121)	(73)
Other direct costs of production	(2,828)	(2,162)	(666)	(8,581)	(6,434)	(2,147)
Total cost of goods sold	(43,215)	(53,083)	9,868	(118,276)	(147,154)	28,878

Depreciation	(37)	(28)	(9)	(110)	(150)	40
Interest	(1,312)	(1,452)	140	(3,964)	(4,347)	383
Plant costs and overhead	(3,254)	(2,961)	(293)	(9,992)	(8,828)	(1,164)
Segment total expenses	(47,818)	(57,524)	9,706	(132,342)	(160,479)	28,137
Income (loss) before income taxes	$(5,221)	$(2,216)	$(3,005)	$(4,962)	$(20,691)	$15,729

Segment Revenue and Gross Margin

We generated revenue from sales of canola oil and meal of $41.1 million in the third quarter of 2014 and $125 million for the nine months ended September 30, 2014, as compared to revenue of $55.3 million in the third quarter of 2013 and $139.8 million for the nine months ended September 30, 2013. The change in revenue for the third quarter was the result of a year-over-year decrease in sales volume of 12%, combined with a 21% decrease in the average sales price per unit. The decrease in revenue for the first nine months of 2014 was primarily due to a 17% decrease in the average sales price per unit, partially offset by a year-over-year increase in sales volume of 5%.

Our year-over-year gross margin, which is sales of canola oil and meal less total cost of goods sold, decreased by $4.3 million to a loss of $2.1 million in the third quarter of 2014 from a gross margin of $2.2 million in the third quarter of 2013. Our gross margin for the nine months ended September 30, 2014, increased $14.1 million to $6.7 million from a gross margin loss of $7.4 million for the nine months ended September 30, 2013.

We manage our canola seed crushing operations by reference to the crush margin, which is sales of canola oil and meal less cost of canola oil and meal sold. Our crush margin decreased by $3.6 million to $2.8 million in the third quarter of 2014 from $6.4 million in the third quarter of 2013. For the nine months ended September 30, 2014, our crush margin increased by $16.3 million to $21.5 million from $5.2 million for the nine months ended September 30, 2013.

The improvement in the gross margin and crush margin for the first nine months of 2014 is due to both the overall improvement in canola board crush margin (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the quoted market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the U.S. dollar) and the increased volume of crushing in the first nine months of 2014 as compared to the same period in 2013. The average board crush margin was $204 per ton for the first nine months of 2014 as compared to $79 per ton for the first nine months of 2013. This board margin improvement was primarily due to the relatively greater decline in price of our main input cost, canola seed, versus our product pricing for canola meal and oil. Seed pricing was driven by high canola yields and a plentiful harvest for the 2013 crop. Our average volume of tons crushed per day was 963 in the first nine months of 2014 as compared to 857 tons per day in the first nine months of 2013.

The year-over-year third quarter gross margin and crush margin decrease is due to both a year-over-year decline in the canola board crush margin and the reduction in average daily volume of canola seed crushed. The average board crush margin in the third quarter of 2014 was approximately $144 per ton as compared to approximately $149 per ton in the third quarter of 2013. Our average volume of tons crushed per day was 1,007 for the third quarter of 2014 as compared to 1,025 in the third quarter of 2013.

Due to the year-over-year decrease in our gross and crush margins for the third quarter, we reported a net loss before taxes of $5.2 million for the first nine months of 2014, an increase in loss of $3 million as compared to the $2.2 million net loss incurred in the third quarter of 2013. The year-over-year increase in gross and crush margins for the first nine months resulted in a net loss of $5 million in the first nine months of 2014 as compared to a net loss of $20.7 million in the first nine months of 2013.

Canola board crush margins declined in the third quarter of 2014 primarily due to concerns that the 2014 / 2015 canola crop would be significantly lower than the prior year crop. The harvest of the canola crop is now largely complete and, as a result of the actual crop being in excess of initial expectations, canola board crush margins increased subsequent to the third quarter of 2014.

In addition, in November 2014, as a result of the completion of the planned expansion, our plant’s expected average capacity will increase to 1,400 tons per day, an increase of 16.7% over its previous average capacity.

Our hedging strategy is designed to lock in historically attractive board crush margins and we entered in to certain derivative contracts prior to the commencement of the first quarter of 2014. However, the actual spot board crush margins in the first nine months of 2014 exceeded historical levels. As a result, we recorded a loss in the first nine months of 2014 of $3.4 million for both realized and unrealized losses on our derivative contracts that is included in our total cost of goods sold.

In addition, readily marketable inventory at September 30, 2014 is carried at net realizable value on our consolidated balance sheet based on quoted market prices in active markets. Changes in the value of our readily marketable inventory are recognized in cost of canola oil and meal sold each period. However, we aim to minimize the effects of changing prices in our inventory primarily through the use of traded futures contracts.

Segment Expenses

Plant costs and overhead in the third quarter of 2014 and 2013 included corporate and administrative salaries and benefits, consulting fees, insurance, office expenses, marketing fees paid to Purina Animal Nutrition, LLC (formerly Land O Lakes Purina Feed, LLC), freight costs for shipping our oil and meal, and certain due diligence expenses for potential expansion opportunities. The increase in these costs year-over-year for the first nine months of 2014 was due to an increase in variable costs driven by the increase in crushing volumes in 2014 as compared to 2013.

As of September 30, 2014, we had total debt of $88.5 million, principally comprised of a $79.1 million term loan and $9.4 million outstanding on a revolving credit facility.

CORPORATE

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Change	2014	2013	Change
Revenue:
Deferred compensation revenue	$(53)	$274	$(327)	$494	$672	$(178)
Other revenue	2,330	22,580	(20,250)	5,961	25,508	(19,547)
Total revenue	2,277	22,854	(20,577)	6,455	26,180	(19,725)

Costs and expenses:
Interest expense	4	(159)	163	(213)	(468)	255
Stock-based compensation expense	(946)	(958)	12	(2,858)	(2,854)	(4)
Deferred compensation (expense) recovery	414	(589)	1,003	(600)	(1,456)	856
Foreign exchange gain (loss)	(2,029)	1,029	(3,058)	(1,811)	291	(2,102)
Other	(2,783)	(4,513)	1,730	(8,197)	(10,083)	1,886
Segment total expenses	(5,340)	(5,190)	(150)	(13,679)	(14,570)	891
Income (loss) before income taxes	$(3,063)	$17,664	$(20,727)	$(7,224)	$11,610	$(18,834)

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

Segment Revenue

The corporate segment recorded revenue of $2.3 million and $6.5 million in the three and nine months ended September 30, 2014, respectively, compared to $22.9 million and $26.2 million in the three and nine months ended September 30, 2013, respectively. The year-over-year decreases of $20.6 million and $19.7 million for the three and nine months, respectively, were primarily due to the gain of $21.2 recorded in the third quarter of 2013 on the deconsolidation of Spigit.

Segment Expenses

Third quarter year-over-year segment expenses increased by $150,000 to $5.3 million in the third quarter of 2014 as compared to $5.2 million in the third quarter of 2013.

The first nine months year-over-year segment expenses decreased by $891,000 with $13.7 million recorded in the first nine months of 2014 as compared to $14.6 million recorded in the first nine months of 2013. The year-over-year decrease in total segment costs was primarily due to a combination of a decrease in costs associated with the deconsolidation of Spigit of $2.2 million and deferred compensation of $856,000, which was partially offset by an increase in the foreign exchange loss of $2.1 million.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the closing price of PICO common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of September 30, 2014, there was $490,000 of unrecognized stock-based compensation expense, which we expect to record ratably until the awards are fully vested.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily resulted from the effect of fluctuations in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an inter-company loan, which is denominated in Swiss Francs.

ENTERPRISE SOFTWARE

Thousands of dollars	Three Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2013
Revenue:
Software and services revenue	$4,402	$13,649

Costs and expenses:
Cost of software and services sold	(1,100)	(3,033)
Interest expense	(108)	(300)
Depreciation	(19)	(64)
Operating expenses	(5,747)	(15,533)
Segment total expenses	(6,974)	(18,930)
Loss before income taxes	$(2,572)	$(5,281)

On September 10, 2013, Spigit was merged with Mindjet. As a result of the merger transaction, we no longer own a controlling financial interest in Spigit, and consequently we no longer operate an enterprise software segment.

LIQUIDITY AND CAPITAL RESOURCES—NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Cash Flow

Our assets primarily consist of real estate and tangible and intangible water assets, property, plant and equipment, cash and cash equivalents, and investments in publicly-traded securities. Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at September 30, 2014 were as follows:

•	our water resource and water storage operations held cash of $285,000:
•	our real estate operations segment held cash of $30.3 million;
•	our agribusiness operations segment held cash of $482,000; and
•
our corporate segment held cash of $25 million, and marketable equity and debt securities with a market value of $30.7 million and $8.6 million, respectively. Included in those totals is $5.1 million in cash, $10.7 million in equities and $6.7 million in debt securities that are held in deferred compensation rabbi trusts accounts that will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include existing cash, cash flows from our real estate and agribusiness operations, the sale of tangible and intangible water assets, loans and debt or equity offerings. We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings.

Our cash flows fluctuate depending on the capital requirements of our operating subsidiaries. The sale of and costs incurred to acquire and develop real estate and water assets are generally classified as operating activities in the condensed consolidated statement of cash flows. The cash flow profile of our principal operating subsidiaries is as follows:

Water Resource and Water Storage Operations

A substantial portion of revenue in this segment has come from the one-time sale of real estate and water assets. The assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S. The timing and value of sales and cash flows depend on a number of factors which are difficult to forecast, and cannot be directly compared from one period to another. Our project expenses are generally discretionary in nature.

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

On October 21, 2014, UCP completed a private offering of $75 million of 8.5% senior notes due in 2017. The net proceeds from the offering were approximately $72.5 million, after paying the initial purchaser’s discount and other estimated offering expenses. The net proceeds will be used for general corporate purposes, including financing the construction of homes, acquisition of entitled land, development of lots and working capital.

Agribusiness Operations

We recorded $125 million in sales of canola oil and meal and $118.3 million in cost of sales of such products for the nine months ended September 30, 2014. During the first nine months of 2014, prices for canola seed generally declined which eases our working capital requirement needed for the purchase of seed inventories and to fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories. We have generally financed operations with cash received from sales of canola products, and cash from our revolving credit facility. However, PICO also invested an additional $4.6 million of preferred capital, with a 10% rate of return, during the first quarter of 2014 to fund planned capital expenditure that will increase the crushing capacity of our canola see crushing facility.

We reported a loss from operations during the three and nine months ended September 30, 2014 which caused us to breach the debt service coverage ratio covenant and as a result, the debt is currently in default. The lenders have the right to declare all or any portion of the $88.5 million outstanding principal amounts due and payable and demand that Northstar deposit, as cash collateral, 105% of the unused line of credit; however, to date, the lenders have not made any such declarations or demands. We are in discussions with the lenders to cure the default by December 31, 2014 without having to invest additional capital into the business.

If our canola business generates losses in the future, it is possible we could breach one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business.

At September 30, 2014, Northstar had borrowed a total of $88.5 million under a $116.5 million credit agreement which consisted of:

• $79.1 million borrowed under non-recourse senior secured multi-draw term loans; and

•
$9.4 million borrowed under a $27 million non-recourse senior secured revolving credit facility to provide working capital on completion of construction. The revolving credit facility will be available until August 14, 2017.

The credit agreement contains the following significant financial covenants.

1) Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At September 30, 2014, Northstar’s ratio was approximately 0.59.

2) Debt Service Coverage Ratio: Northstar will not permit its debt service coverage ratio to be less than 1.25 to 1.00 as of September 30, 2014, and at each quarter ending thereafter. At September 30, 2014, Northstar’s ratio of approximately 0.98 to 1.00 was below the minimum allowable ratio.

3) Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $60 million. At September 30, 2014, Northstar’s net worth was approximately $61 million.

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

2) Northstar cannot declare or pay any dividends or distributions (in cash, property or obligations), provided, however, that so long as no event of default has occurred and is continuing, Northstar is in compliance with all financial covenants, and after giving effect to such distribution, Northstar’s liquidity is not less than $3 million.

3) The restricted cash balance of $5 million is primarily a debt service reserve and the remaining amount can only be used to pay swap liabilities, debt payments or margin calls.

Corporate

Our corporate segment generates investment returns and cash flow with a portfolio of small-capitalization value stocks publicly traded in Switzerland and in the U.S. and from the sale of oil and gas production from our wells in Colorado. The Swiss portfolio was partially financed with a loan denominated in Swiss Franc to provide a natural hedge against fluctuation in the U.S. dollar-Swiss Franc exchange rate. This loan, which had a balance of $17.4 million at December 31, 2013, was repaid during the nine months ending September 30, 2014.

Consolidated Cash and Securities

At September 30, 2014, we had unrestricted and available cash of $20.2 million, and available-for-sale debt and equity securities of $20 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segments. At December 31, 2013, we had unrestricted and available cash of $48.3 million, and available-for-sale debt and equity securities of $13.5 million.

We estimate that we have sufficient cash and available-for-sale investments to cover our cash needs for at least the next 12 months. In the long-term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, obtain a line of credit, or complete debt or equity offerings. Any additional equity offerings may be dilutive to our stockholders and any additional debt offerings may include operating covenants that could restrict our business.

Cash Flow

Our cash flows from operating, investing, and financing activities for the nine months ended September 30, 2014 and 2013 were as follows (in thousands):

Cash provided by (used in):	2014	2013
Operating activities	$(82,499)	$(50,932)
Investing activities	(10,981)	4,271
Financing activities	9,969	104,410
Effect of exchange rates on cash	1,621	(189)
Increase (decrease) in cash and cash equivalents	$(81,890)	$57,560

Cash Flows From Operating Activities

Our operating activities used $82.5 million in cash during the first nine months of 2014. The principal operating cash outflows were $183.4 million used to acquire and develop real estate and residential lots and housing and $121.2 million in purchases of canola seed. We also used $55.1 million for overhead and various project expenses. Our cash inflows were $144.6 million in sales of residential real estate and lots, $124.4 million from sales of canola oil and meal, and $7.6 million from sales of oil and gas and other operational income.

Our operating activities used $50.9 million in cash during the first nine months of 2013. The principal operating cash outflows were $133.8 million in purchases of canola seed and $79.3 million used to acquire and develop real estate and residential lots and housing. Other operating cash outflows included $64.7 million in overhead and various project expenses and payments of accounts payable of $3.7 million. Our positive cash inflows were $63.1 million in sales of residential real estate and lots, $139.5 million from sales of canola oil and meal, and $23.7 million from the sale of water assets in Arizona and our farm properties in Idaho.

Cash Flows From Investing Activities

Our investing activities used $11 million of cash in the first nine months of 2014. The primary uses of cash were $14 million used in the acquisition of the assets of Citizens, $10 million in cash used to purchase additional debt and equity securities, and $7.2 million used to purchase property, plant, and equipment in our agribusiness segment and oil and gas venture. The uses of cash were offset by $22 million received from the sale of debt and equity securities.

Our investing activities used $4.3 million of cash in the first nine months of 2013. The primary sources of cash were $20.3 million from the sale of debt and equity securities, and we also received $2.5 million of cash from the release of restricted deposits used for our derivatives trading. We used $16.1 million in cash to purchase additional debt and equity securities.

Cash Flows From Financing Activities

Financing activities provided cash of $10 million during the first nine months of 2014, primarily due to cash proceeds of $86.6 million from our debt arrangements used primarily to fund the acquisition and development of our real estate projects, offset by repayments of debt of $75.2 million comprised of $33.7 million of primarily construction debt repaid when certain real estate properties were sold, $18.9 million in repayments of Swiss debt, and $22 million repaid on our agribusiness debt.

During 2013, financing activities provided $104.4 million of cash during the first nine months of 2013, primarily due to net proceeds of $105.5 million from the initial public offering of UCP, Inc. We also received cash of $49.9 million from our debt arrangements, including $28.5 million drawn on our working capital line of credit in our agribusiness operations that was used to purchase canola seed and to fund operating expenses and $34.5 million in debt used to fund the acquisition and development of our real estate projects. We repaid $51 million of our debt, including $4.5 million of principal paid on our senior secured loan facility, $27.8 million on our working capital line of credit, and $18.7 million repaid when certain real estate properties were sold.

Our outstanding debt at September 30, 2014 consisted primarily of the $79.1 million non-recourse senior secured construction loan facility, $9.4 million under our agribusiness working capital facility, and $59.4 million in mortgage notes on real estate and real estate development, substantially all of which are non-recourse. As of September 30, 2014 we no longer have Swiss debt outstanding and do not expect to incur any additional amounts under that facility in the foreseeable future. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

At September 30, 2014, we had $8.6 million of debt securities, and $30.7 million of marketable equity securities, $14.6 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk. At December 31, 2013, we had $9.2 million of debt securities, and $41.4 million of marketable equity securities, $23.1 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At September 30, 2014, and 2013, the model calculated a loss in fair value of $216,000 and $158,000, respectively. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at September 30, 2014 and 2013 of $6.1 million and $8.3 million, respectively, that would reduce the unrealized appreciation in shareholders’ equity. The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss at September 30, 2014 and 2013 of $2.9 million and $1.2 million, respectively, that would impact the foreign currency translation in shareholders’ equity.

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

During the period covered by this report, UCP, our 57.2% owned consolidated subsidiary, implemented a new accounting system. During the implementation, an appropriate level of employee training, testing of the system, and monitoring of the financial results recorded in the system was conducted. We believe that this implementation constitutes a change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect our internal control over financial reporting. Accordingly, our system of internal control over financial reporting has been updated.

Changes in Internal Control Over Financial Reporting

Other than the foregoing, there were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Both the demand and fair value of our real estate and water assets are significantly affected by the growth in population and the general state of the local economies, which are affected by factors such as the local level of employment and the availability of financing and interest rates, where (1) our real estate and water assets are located, primarily in Arizona and Nevada, but also in Colorado and New Mexico and (2) our land development and homebuilding assets are located, primarily in California and to a lesser extent, Washington. The unemployment rate in these states, as well as issues related to the credit markets, may prolong a slowdown of the local economies where our real estate and water assets are located. This could materially and adversely affect the demand for and the fair value of our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment in these assets.

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

*Our water resource and water storage operations are concentrated in a limited number of assets, making our growth and profitability vulnerable to conditions and fluctuations in a limited number of local economies.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. To date, we have stored approximately 251,000 acre-feet at the facility for our own account. In addition, we have approximately 157,000 acre-feet of water stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers, and have not as yet generated any significant revenue from the recharge facility or from the water stored in the Phoenix Active Management Area. We believe that the best economic return on the assets arises from storing water when surplus water is available and selling this water in periods when water is in more limited supply. However, we cannot be certain that we will ultimately be able to sell the stored water at a price sufficient to provide an adequate economic profit, if at all.

We have constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of September 30, 2014, the total cost of the pipeline project, including our water credits (net of impairment charges incurred to date), carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

*The operation of our canola seed crushing facility may not generate sufficient cash flow to repay the debt that is secured on the facility.

Our canola crushing operations has a limited operating history and to date has not generated annual operating income or positive cash flows. As a result, the facility may be unable to fund principal and interest payments under its debt service obligations or may continue to operate at a loss. In certain situations, if the facility performs below certain operating levels leading to inadequate or negative cash flows, certain covenants in the agreements governing the facility’s debt financing may be breached, rendering all of the facility’s debt immediately due and payable. As a result, we may be forced to provide additional capital to our canola seed crushing operation to cure any breach of certain debt covenants which could lead to a material adverse effect on our financial condition and cash flows. As of September 30, 2014 we had invested an additional $37.1 million to fund the operating losses to date of our canola seed crushing facility to ensure certain debt covenants were not breached and to fund capital expenditure that will increase the plant’s crushing capacity. If we are unable to cure any breach of certain debt covenants, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

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

*We are subject to environmental laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.

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

Our homebuilding operations may be adversely impacted by the availability of and the demand for mortgage financing and any changes to the tax benefits associated with owning a home.

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

We value our water assets, in part, based upon the volume (as measured in acre-feet) of water we anticipate from water rights applications and our permitted water rights. The water and water rights held by us and the transferability of these rights to other uses, persons, and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado, Nevada, and New Mexico. The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions.

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

The water assets we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws concerning water rights in the states of Arizona, Nevada, Colorado, and New Mexico. Our sale of water assets is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits. Additionally, the transfer of water resources from one use to another may affect the economic base or impact other issues of a community including development, and will, in some instances, be met with local opposition including Native American tribes. Moreover, municipalities who will likely regulate the use of any water we might sell to them in order to manage growth, could create additional requirements that we must satisfy to sell and convey water assets.

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

*Our ability to utilize net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of September 30, 2014, we estimated that we had federal and state net operating loss carryforwards of approximately $111.4 million and $124.8 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3:  Defaults Upon Senior Securities

At September 30, 2014, Northstar, our 87.7% owned subsidiary, breached the debt service coverage ratio as set forth in the Credit Agreement dated June 13, 2011, as amended, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, various lenders, and ING Capital LLC, primarily due to operating losses incurred by Northstar and consequently the debt is currently in default. The lenders have the option to declare all or any portion of the $88.5 million outstanding principal amounts due and payable and can also demand a deposit as cash collateral of 105% of the unused line of credit; however, to date, the lenders have not made any such declarations or demands. Northstar is in discussions with the lenders to cure the default by December 31, 2014, however, we have no plans to invest additional capital into the business as a result.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO (1)
3(ii)	Amended and Restated By-laws of PICO (2)
4.1	Indenture, dated October 21, 2014, among UCP, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee (3)
10.1	Ninth Amendment to Credit Agreement dated July 30, 2014, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders (4)
10.2
PICO Holdings, Inc. 2014 Equity Incentive Plan, Stock Option Grant Notice, Stock Option Award Agreement, Stock Option Notice of Exercise, Restricted Stock Unit Grant Notice, Restricted Stock Unit Award Agreement, and Restricted Stock Deferral Election Form.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q (No. 033-36383) filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K (No. 033-36383) filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporate by reference to the Current Report on Form 8-K (No. 033-36383) filed with the Securities and Exchange Commission on October 24, 2014.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q (No. 033-36383) filed with the Securities and Exchange Commission on August 11, 2014.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	November 10, 2014	By: /s/ Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer and Authorized Signatory)