Form 10-K
period 2014-12-31
PICO HOLDINGS INC /NEW
filed 2015-03-16
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2014
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
Registrant’s Telephone Number, Including Area Code
(888) 389-3222
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, Par Value $0.001	NASDAQ Stock Market LLC
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☒

At June 30, 2014, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2014) was $484.2 million, which excludes shares of common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s common stock outstanding at June 30, 2014. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.

On March 13, 2015, the registrant had 23,004,618 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Introduction

PICO Holdings, Inc. is a diversified holding company that was incorporated in 1981. In this Annual Report on Form 10-K, PICO and its subsidiaries are collectively referred to as “PICO”, “the Company”, or by words such as “we”, “us”, and “our.” We seek to build and operate businesses where we believe significant value can be created from the development of unique assets, and to acquire businesses which we identify as undervalued and where our management participation in operations can aid in the recognition of the business’s fair value, as well as create additional value.

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

As a diversified holding company, we believe that we have a business model that is unique for companies with a similar market capitalization. In the course of our business, we: (i) evaluate, build or acquire and develop undervalued assets and businesses in strategic areas at valuations that we believe provide downside risk protection; (ii) enhance the value of those assets through our management and operational expertise, development activities, transaction structure, relationships and efficient use of capital; and (iii) strive to achieve gains in book value per share through both operating returns and the disposition of assets at appropriate times. Asset dispositions frequently are several years following our acquisition of such assets. We are risk averse, using appropriate amounts of debt in our investments, and we are focused on long-term returns.

As of December 31, 2014 our business was comprised of four operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations; and
•	Corporate.

As of December 31, 2014, our major consolidated subsidiaries were (wholly-owned unless otherwise noted):

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

The address of our main office is 7979 Ivanhoe Avenue, Suite 300, La Jolla, California 92037, and our telephone number is (888) 389-3222.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, are made available free of charge on our web site (www.picoholdings.com) as soon as reasonably practicable after the reports are electronically filed or furnished with the SEC. Our website also contains other material about PICO. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Our Water Resource and Water Storage Operations

Vidler is a private company in the water resource development business primarily focused on acquiring and developing water rights in the southwestern United States.  In this operation, we develop new sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, acquiring unappropriated (previously unused) water, or discovering new water sources based on science and targeted exploration.  We also develop and operate water storage facilities and utilize facilities owned and operated by third parties. We are not a water utility, and do not currently intend to enter into regulated utility activities.

A water right is the legal right to divert water and put it to beneficial use.  Water rights are real property rights which can be bought and sold and are commonly measured in acre-feet which is a measure of the volume of water required to cover an area of one acre to a depth of one foot and is equal to 325,850 gallons. The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be moved from one location to another.  We seek to acquire water rights at prices consistent with their current use, which typically is an agricultural use, with the expectation of an increase in value if the water right can be converted through the development process to a higher use, such as municipal and industrial use.  We acquire and develop water resources with the expectation that these water resources will be the most competitive source of water (the most economical source of water supply) to support new growth in municipalities or new commercial and industrial projects.

Certain areas of the Southwest confronting long-term growth have insufficient known supplies of water to support their future economic and population growth. The inefficient allocation of available water between agricultural users and municipal or industrial users, the lack of available known water supplies in a particular location, or inadequate infrastructure to fully utilize or store existing and new water supplies provide opportunities for us to apply our water resource development expertise.

The development of our water assets is a long-term process and it requires significant capital and expertise.  A complete project, from acquisition, through development, permitting and sale, may take ten years or longer.  Typically, in the regions in which we operate, new housing, commercial and industrial developments require an assured water supply (for example, in Arizona, access to water supplies for at least 100 years is required) before a permit for the development will be issued.

We have acquired or developed water rights and water related assets in Arizona, California, Idaho, Nevada, and New Mexico. We also developed and operate our own water storage facility near Phoenix, Arizona, utilize water storage capacity operated by third parties in Arizona, and bank water with municipalities in Nevada and New Mexico.

We have also entered into “teaming” and joint resource development arrangements with third parties who have water assets but lack the capital or expertise to commercially develop these assets.  The first of these arrangements was a water delivery teaming agreement in southern Nevada with the Lincoln County Water District (“Lincoln/Vidler”), which is developing water resources in Lincoln County, Nevada. In northern Nevada, we have also entered into a joint development agreement with Carson City and Lyon County, Nevada to develop and provide water resources in Lyon County as well as a water banking agreement with Washoe County (Reno), Nevada.

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

We owned the following significant water resource and water storage assets at December 31, 2014:

Fish Springs Ranch

We own a 51% membership interest in, and are the managing partner of, Fish Springs Ranch, LLC (“FSR”), which owns the Fish Springs Ranch and other properties totaling approximately 7,544 acres in Honey Lake Valley in Washoe County, approximately 40 miles north of Reno, Nevada. FSR also owns 12,984 acre-feet of permitted water rights related to the properties of which 7,984 acre-feet are designated as water credits, transferable to other areas within Washoe County (such as Reno and Sparks) to support community development.  Currently, there is no regulatory approval to export the additional 5,000 acre-feet per year of water from FSR to support development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future. To date, we have funded all of the operational expenses, development, and construction costs incurred in this partnership. We will recover our 49% partner’s proportionate share of the amount we have funded and in addition, we will also receive a financing cost of the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points on funding of the pipeline related expenditures, as we generate revenue from the sale of FSR water credits.

During 2006, we began construction of a pipeline and an electrical substation to provide the power required to pump the water to the north valleys region of Reno. In July 2008, we completed construction of and dedicated our pipeline and associated infrastructure to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and FSR.  Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline and FSR owns the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the north valley area of Reno.  Our 7,984 acre-feet of water that has regulatory approval to be imported to the north valleys of Reno is available for sale under a Water Banking Agreement entered into between FSR and Washoe County.  Under the Water Banking Agreement, Washoe County holds the water rights in trust on behalf of FSR.  FSR can sell the water credits to developers, who must then dedicate the water to the local water utility for service. In December 2014 Washoe County Water Utilities merged with the Truckee Meadows Water Authority (“TMWA”), consolidating water supply service in Washoe County. Also effective at the end of 2014, FSR, Washoe County, and TMWA consented to the Assignment of the Water Banking Agreement and the Infrastructure Dedication Agreement to the Truckee Meadows Water Authority.

During 2011, recession and other poor economic conditions in the area, including a high rate of unemployment in Washoe County, caused the rate of population growth to slow considerably. In addition, the then issued population growth estimates from the Nevada State Demographer were significantly lower than previous population projections. These factors caused a decline in the estimated fair value of our water credits and pipeline rights to approximately $84.9 million compared to its then carrying value of $101.1 million. Consequently during 2011, we recorded a $16.2 million impairment loss to reflect the decrease in the estimated fair value of the asset. For similar reasons, during 2013, we recorded another impairment loss on this asset of $993,000.

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

In 2007, we entered into development and improvement agreements with both Carson City and Lyon County to provide water resources for planned future growth in Lyon County and to connect, or “intertie,” the municipal water systems of Carson City and Lyon County. The agreements allow for Carson River water rights owned or controlled by us to be conveyed for use in Lyon County.  The agreements also allow us to bank water with Lyon County and authorize us to build the infrastructure to upgrade and inter-connect the Carson City and Lyon County water systems.

We have substantially completed the infrastructure required to connect the Carson City water system with the Lyon County water system.  As of December 31, 2014, we had spent approximately $5.7 million to complete the connection infrastructure and we anticipate future capital expenditures of approximately $2.5 million in order to recover the water in Lyon County as and when demand occurs.

We have acquired and optioned water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights.  On completion of our re-designation development process of the agriculture designated water rights to municipal and industrial use, we anticipate that we will have up to 4,000 acre-feet available for municipal use in Lyon County for future development, as and when demand occurs, principally by means of delivery through the new infrastructure we constructed.

Due to recession and prevailing economic conditions during 2010, including a high rate of unemployment in Lyon County, the rate of growth of development in the Dayton corridor had slowed considerably which caused a decline in the estimated fair value of our asset. Consequently, we recorded an impairment loss on this asset of $10.3 million in the fourth quarter of 2010.

Vidler Arizona Recharge Facility

We built and received the necessary permits to operate a full-scale water “recharge” facility that allows us to “bank,” or store, water underground in the Harquahala Valley, Arizona.  “Recharge” is the process of placing water into storage underground.  We have the permitted right, through September 2020, to recharge 100,000 acre-feet of water per year at the Vidler Arizona Recharge Facility, and we are permitted to store as much as one million acre-feet of water in the aquifer underlying much of the valley.  When needed, the water will be “recovered,” or removed from storage, by ground water wells. This stored water is defined as long term storage credits (“LTSCs”).

We hold our Colorado River water at this facility, which is a primary source of water for the Lower Basin States of Arizona, California, and Nevada.  The water storage facility is strategically located adjacent to the Central Arizona Project (“CAP”) aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson.  The recharged water was from surplus flows of CAP water which Arizona wanted recharged in Arizona, as opposed to that water flowing downstream.  Proximity to the CAP provides a competitive advantage as it minimizes the cost of water conveyance.

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

While Arizona is the only southwestern state with surplus flows of Colorado River water available for storage, in recent years there has been little to no surplus flows available to us as drought conditions have reduced the flow of the Colorado River and other water users have fully utilized their water allocations. As a result, and based on current and anticipated drought conditions, we do not anticipate being able to purchase and store material surplus flows from the Colorado River for the foreseeable future. At the end of 2014, we had LTSCs of approximately 251,000 acre-feet of water in storage at the facility. To date, we have not generated any revenue from selling our stored water at this facility.

Phoenix AMA Water Storage

As of December 31, 2014, we owned approximately 157,000 acre-feet of LTSCs stored in the Arizona Active Management Area (“AMA”). We initially purchased approximately 126,000 acre-feet of LTSCs in the Roosevelt Water Conservation District (“RWCD”).  For the purposes of storing water, the RWCD is part of the Phoenix, AMA, which corresponds to the Phoenix metropolitan area.  Accordingly, water stored in the AMA may be recovered and used anywhere in the AMA and could have a variety of uses for commercial developments within the Phoenix metropolitan area. During 2011 and 2012 we acquired additional LTSCs in RWCD and also LTSCs in five other storage sites in the AMA. All of the storage sites we utilize within the AMA are operated by third parties.

Harquahala Valley Ground Water Basin

Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a “designated assured water supply” sufficient to sustain the development for at least 100 years.  Harquahala Valley groundwater meets the designation of assured water supply.

Under Arizona law, the property and water rights in the Harquahala Valley are located in one of three areas in the state from which groundwater may be withdrawn and transferred from a rural area to a metropolitan area. In July of 1998, we were granted approval for the transportation of three acre-feet of groundwater per acre of previously irrigated ground, totaling 3,837 acre-feet of groundwater, from Harquahala Valley into the Phoenix-Scottsdale metropolitan area. During 2011 we were granted approval for 9,877 acre-feet of groundwater, which included the prior 3,837 acre-feet awarded.

We also have the ability to utilize the additional 6,040 acre-feet of water for development of our property located within the Harquahala Basin. The Analysis of Adequate Water Supply for the 6,040 acre-feet must be renewed before December 2021 in order to maintain these rights.

In the second quarter of 2013, we sold 1,021 acres of land in Harquahala Valley and the associated 3,063 acre-feet of groundwater to two golf courses in Scottsdale for approximately $10 million. As a result of this transaction, we currently own 2,185 acres of land and 6,814 acre-feet of groundwater in Harquahala Valley, of which 774 acre-feet of groundwater is transferable into the Phoenix-Scottsdale metropolitan area.

In addition, the area in and around the Harquahala Valley appears to be a desirable area to site natural gas fired and solar power-generating plants. The site’s proximity to energy transmission lines and the high solarity in the region are strengths of the location.  The water assets we own in this region could potentially provide a water source for energy plants that might be constructed in this area.

Lincoln County, Nevada Water Delivery and Teaming Agreement

Lincoln/Vidler entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects under the County’s master plan.  Under the agreement, proceeds from sales of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County.  Lincoln/Vidler has filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the county’s approved master plan.  We believe that this is the only known new source of water for Lincoln County.  Although it is uncertain, Vidler currently anticipates that up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use for planned projects in Lincoln County.

Tule Desert Groundwater Basin

Lincoln/Vidler jointly filed permit applications in 1998 for approximately 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada.  In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights, which Lincoln/Vidler subsequently sold in 2005, and ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”).  Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions, we completed these additional engineering and scientific studies.

On April 15, 2010, Lincoln/Vidler and the Nevada State Engineer announced that we had concluded a Settlement Agreement with respect to litigation between the parties regarding the amount of water to be permitted in the Tule Desert Groundwater Basin.  The Settlement Agreement resulted in the granting to Lincoln/Vidler of the original application of 7,240 acre-feet of water rights with an initial 2,900 acre-feet of water rights available for sale or lease by Lincoln/Vidler. The balance of the water rights (4,340 acre-feet) is the subject of staged pumping and development over the next several years to further refine the modeling of the basin and potential impacts, if any, from deep aquifer pumping in the remote, unpopulated desert valley in Lincoln County, Nevada.

The Tule Desert Groundwater Basin water resources are being developed by Lincoln/Vidler to support the Lincoln County Recreation, Conservation and Development Act of 2004 (the “Land Act”) and Vidler’s proposed Toquop Power generation project, as discussed below.  The water permitted under the Settlement Agreement is anticipated to provide sufficient water resources to support the development of the Toquop Power generation project and a portion of Land Act properties.

Lincoln County Power Plant Project

We are continuing our efforts to further develop the Toquop Power Project. This includes ongoing data collection, modeling, finalizing required studies and finalizing required National Environmental Protection Act (“NEPA”) permits for the project. We are also engaging in discussions with potential energy generation partners capable of building a power generation facility in Lincoln County. We own 100% of this power plant project, and consequently, it is not part of the Lincoln/Vidler teaming agreement.

Kane Springs

In 2005, Lincoln/Vidler agreed to sell water to a developer of Coyote Springs, a new planned residential and commercial development 60 miles north of Las Vegas, as and when supplies were permitted from Lincoln/Vidler’s existing applications in Kane Springs, Nevada.  A hearing was completed in 2006 on a filing for water rights from Kane Springs, and in January 2007, Lincoln/Vidler was awarded 1,000 acre-feet of permitted water rights.  The Nevada State Engineer has requested additional data before making a determination on the balance of the applications from this groundwater basin, where Lincoln/Vidler maintains priority applications for approximately 17,375 acre-feet of water.  The actual permits received may be for a lesser quantity, which cannot be accurately predicted.

Currently, we have an option agreement with a developer to sell our remaining 500 acre-feet of water rights we own in this area at a price of $8,858 per acre-foot. In January 2015, we signed an amendment to the option agreement whereby if all 500 acre-feet are purchased by the developer, the purchase price will be reduced by $2,500 per acre-feet in exchange for the developer incurring additional drilling costs that would have been incurred by us in connection with the sale. The agreement expires in September 2017 and requires an annual option fee of $60,000 to maintain the rights under the option. To date, the developer has made all required annual option payments.

The following table summarizes our other water rights and real estate assets at December 31, 2014:

Name and location of asset	Brief description	Present commercial use
Nevada:
Truckee River Water Rights	Approximately 299 acre-feet of Truckee River water rights permitted for municipal use.	Water rights are available to support development through sale, lease, or partnering arrangements.
Dry Lake
Vidler owns 595 acres of agricultural and ranch land in Dry Lake Valley. Lincoln/Vidler owns the 1,009 acre-feet of permitted agricultural groundwater rights associated with the land.

Located in Lincoln County.
Water rights and land are available to support development through sale, lease, or partnering arrangements.
Muddy River	267 acre-feet of water rights. Located 35 miles east of Las Vegas.	Currently leased to Southern Nevada Water Authority through September 30, 2016.
Dodge Flat	1,428 acre-feet of permitted municipal and industrial use water rights, and 1,068 acres of land. Located in Washoe County, east of Reno.
Water rights and land are available for sale, lease or other partnering arrangements.

In November 2014, we entered into an agreement with a solar developer for the potential development of a solar power project of up to 180 megawatts.

Colorado:
	Approximately 166 acre-feet of water rights. Located in Summit County (the Colorado Rockies), near Breckenridge.	65 acre-feet of water leased under long term leases. 101 acre-feet are available for sale or lease.
New Mexico:
Campbell Ranch
Application for a new appropriation of 717 acre-feet of ground water. Vidler is in partnership with the land owner. The water rights would be used for a new residential and commercial development.

Located 25 miles east of Albuquerque.
In November 2014, our application was denied by the New Mexico State Engineer. We have filed an appeal of this decision.
Lower Rio Grande Basin	Approximately 1,261 acre-feet of agricultural water rights. Located in Dona Ana and Sierra Counties.	Water is available for sale, lease or other partnering opportunities. In 2014, we entered into a long term lease for a portion of these water rights.

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

Our Real Estate Operations

Our real estate operations are primarily conducted through UCP, our homebuilder and land developer with land acquisition and entitlement expertise in California, Washington State, North Carolina, South Carolina and Tennessee.

We formed UCP, LLC, the predecessor company to UCP, in 2007 with the objective of acquiring attractive and well-located finished and partially-developed residential lots, primarily in select California and Washington markets.  In 2010, UCP, LLC formed Benchmark Communities, LLC (“Benchmark”) to design, construct and sell high quality single-family homes on certain of the lots owned by UCP, LLC.

On July 23, 2013, UCP, Inc. completed an IPO. Since our acquisition of UCP, LLC and through the completion of UCP’s IPO, UCP, LLC operated as a wholly owned subsidiary of the Company. Subsequent to the IPO, we hold a majority of the voting power of UCP, Inc. and of the economic interests of UCP, LLC, the subsidiary through which we operate our business. As of December 31, 2014, we owned 57.2% of the voting interest in UCP, Inc. and we owned 57.2% of the economic interests of UCP, LLC and UCP, Inc. owned 42.8% of the economic interests of UCP, LLC.

On April 10, 2014, we completed the acquisition of the assets and liabilities of Citizens Homes, Inc. (“Citizens”) used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, (the "Citizens Acquisition") in order to position us to expand our operations into markets located in North Carolina, South Carolina and Tennessee. The Citizens Acquisition provides increased scale and presence in established markets with immediate revenue opportunities through an established backlog. Additional synergies are expected in the areas of purchasing leverage and integrating the best practices in operational effectiveness.

In California, we primarily operate in the Central Valley area (Fresno and Madera counties), the Monterey Bay area (Monterey County), the South San Francisco Bay area (Santa Clara and San Benito counties) and in Southern California (Los Angeles, Ventura and Kern counties). In Washington State, we operate in the Puget Sound area (King, Snohomish, Thurston and Kitsap counties). In North Carolina, South Carolina and Tennessee, our operations are predominantly in the Raleigh, Charlotte, Myrtle Beach and Nashville markets. We believe that these areas have attractive residential real estate investment characteristics, such as favorable long-term population demographics, a demand for single-family housing that often exceeds available supply, large and growing employment bases, and high home affordability levels. We continue to experience significant homebuilding and land development opportunities in our current markets and are evaluating potential expansion opportunities in other markets that we believe have attractive long-term investment characteristics.

Our Business Strategy

We actively source, evaluate and acquire land for residential real estate development and homebuilding. For each of our real estate assets, we periodically analyze ways to maximize value by either (i) building single-family homes and marketing them for sale under our Benchmark Communities brand, or (ii) completing entitlement work and horizontal infrastructure development and selling lots to third-party homebuilders. We perform this analysis using a disciplined analytical process, which we believe is a differentiating component of our business strategy.

As of December 31, 2014, we owned or controlled 6,368 lots, providing us with significant lot supply, which we believe will support our business strategy for a multi-year period. We believe that our sizable inventory of well-located land provides us with a significant opportunity to develop communities and design, construct, and sell homes under our Benchmark Communities brand. While we expect to opportunistically sell select residential lots to third-party homebuilders when we believe that will maximize our returns or lower our risk, we expect that homebuilding and home sales will constitute our primary means of generating revenue growth for the foreseeable future. As of December 31, 2014, we had 100 completed and 250 under construction homes including 50 model homes, which we believe to be appropriate for our current growth plans.

When acquiring real estate assets, we focus on seeking maximum long-term risk-adjusted returns. Our underwriting and operating philosophies emphasize capital preservation, risk identification and mitigation, and risk-adjusted returns. We seek to mitigate our exposure to market downturns and capitalize on market upturns through the following key strategies:

•	identifying the risks associated with our assets and business, including market, entitlement and environmental risks, and structuring transactions to minimize the impact of those risks;

•	maintaining high quality in our construction activities;

•	maintaining a strong balance sheet, using a prudent amount of leverage;

•	leveraging our purchasing power and controlling costs;

•	attracting highly experienced professionals and encouraging them to maintain a deep understanding and ownership of their respective disciplines;

•	maintaining a strong corporate culture that is based on integrity, honesty, transparency, value, quality and excellence; and

•	maintaining rigorous supervision over our operations.

Markets

Subsequent to our Citizens Acquisition, we operate in five states in two distinct markets, West and Southeast. In our Western market our operations are homebuilding and land development and in our Southeastern market our operations are mainly homebuilding.

State	Market(s)
West
California	Central Valley area (Fresno and Madera counties)
Monterey Bay area (Monterey County)
South San Francisco Bay area (Santa Clara and San Benito counties)
Southern California (Los Angeles, Ventura and Kern counties)
Washington	Puget Sound area (King, Snohomish, Thurston and Kitsap counties)

Southeast
North Carolina	Charlotte and Raleigh area
South Carolina	Myrtle Beach area
Tennessee	Nashville area

Homebuilding Operations

We build homes through our wholly owned homebuilding subsidiary, Benchmark Communities. Benchmark Communities operates under the principle that “Everything Matters!” This principle underlies all phases of our new home process including planning, construction, sales and customer service. We are diversified by product offering, which we believe reduces our exposure to any particular market or customer segment. Target home buyers vary by project and geographic market, in part dictated by each particular asset, its location, topography and competitive market positioning, and the amenities of the surrounding area and the community in which it is located.

We believe our target home buyers look for distinctive new homes; accordingly, we design homes in thoughtful and creative ways to create homes that we expect buyers will find highly desirable. We seek to accomplish this by collecting and analyzing information about our target home buyers and incorporating our analysis into new home designs. We source information about target home buyers from our experience selling new homes and through market research that enables us to identify design preferences that we believe will appeal to our customers. We target diverse buyer segments, including first-time buyers, first-time move-up buyers, second-time move-up buyers and move-down buyers. Most of our communities target multiple buyer segments, enabling us to seek increased sales pace and reduce our dependence on any single buyer segment.

We contract with third party architects, engineers and interior designers to assist our experienced internal product development personnel in designing homes that are intended to reflect our target customers’ tastes and preferences. In addition to identifying desirable design and amenities, this process includes a rigorous value engineering strategy that allows us to seek efficiencies in the construction process.

Customer Service

We seek to make the home buying experience friendly, effective and efficient. Our integrated quality assurance and customer care functions assign the same personnel at each community the responsibility for monitoring quality control and managing customer service. As a standard practice, we seek to communicate with each homeowner multiple times during their first two years of ownership in an effort to ensure satisfaction with their new home. Additionally, we monitor the effectiveness of our service efforts with third-party surveys that measure our home buyers’ perception of the quality of our homes and the responsiveness of our customer service. Our customer service program seeks to optimize customer care in terms of availability, response time and effectiveness, and we believe that it reduces our exposure to future liability claims. We believe that our continuing commitment to quality and customer service provides a compelling value proposition for prospective home buyers and reduces our exposure to long-term construction defect claims.

Homebuilding, Marketing and Sales Process

We typically develop communities in phases of four to twelve homes based upon projected sales rates. In order to reduce labor and material costs and administrative inefficiencies in the construction process, we adhere to an “even flow” construction methodology that allows us to standardize the timing of new home starts. Our even-flow method provides visibility to our material suppliers, vendors and subcontractors, helping them balance their labor and material needs consistently over time, which we believe results in higher-quality craftsmanship and lower production costs to us. Our even flow method provides us enhanced visibility, oversight, and control of the production process, and allows us to more effectively manage our working capital accounts.

We routinely monitor and actively manage our even flow production process to align with prevailing and expected future unit absorption trends. In the event our inventory builds faster than homes are sold, we will typically halt construction when homes are structurally complete, but prior to the selection of certain amenities, such as flooring and counter tops, until we have entered into a sales contract and received a non-refundable customer deposit. This process allows us to reduce the amount of capital invested in our inventory of homes until homes are under contract for sale and allows buyers to select and customize certain non-structural elements of the home.

Our sales and marketing process uses extensive advertising and promotional strategies, including Benchmark Communities’ website, community marketing brochures, and the use of billboards and other roadside signage. Brokerage operations are conducted through our wholly owned subsidiaries in each state, as follows:  (1) BMC Realty Advisors, Inc. (“BMC Realty”) in California and Washington; (2) Builders BMC, Inc. in North Carolina; (3) BMCH Tennessee, LLC in Tennessee; and (4) Benchmark Communities, LLC in South Carolina.

We typically staff two professional sales personnel at each of our communities. Our in-house sales teams have offices in their respective model complex and are responsible for selling homes, interfacing with customers between the time a sales contract is executed and the home sale closes, and coordinating with our escrow management department. Our sales personnel work with potential buyers by demonstrating the functionality and livability of our homes with floor plans, price information, development and construction timetables, tours of model homes and the selection of amenities. Our sales personnel are internally trained, generally have prior experience selling new homes in their respective markets and are licensed by applicable real estate oversight agencies.

Because we routinely introduce new home designs for most of our markets, model homes are one of our primary sales tools. Depending on the amount of time we expect it will take to complete sales at a community and the number of different homes we are offering, we typically build between two and ten model homes. As of December 31, 2014, we owned 37 completed and 13 under construction model homes. Our marketing staff uses interior designers, architects and color consultants to create model homes designed to appeal to our targeted home buyers. Our models typically include features that are included in the base price of the particular home model, and options and upgrades that a home buyer may elect to purchase with a price increase. We often use an on-site design center that offers our customers the opportunity to purchase various options and upgrades and provides additional revenue opportunities.

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

We have quality control and customer service staff who seek to provide a positive experience for each home buyer throughout the pre-sale, sale, building, closing and post-closing periods. These employees are responsible for providing after sales customer service. Our quality and service initiatives include taking home buyers on a comprehensive tour of their home prior to closing and using customer survey results to improve our standards of quality and customer satisfaction.

Warranty Program

We provide a “fit and finish” warranty on our home sales that covers workmanship and materials (two years in the West market and one year in the Southeast operating market).  As is customary in the homebuilding industry, our trade partners who build our homes sign contracts with the provision to provide warranty repairs inside the fit and finish warranty period.

Along with our homeowners receiving warranty information, they also receive important home maintenance guidelines in an effort to help prolong the durability built into the home, along with minimizing long-term risk that is normally associated with the lack of homeowner maintenance.

The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that home buyers agree to the conditions, restrictions and procedures set forth in the warranty.  We accrue estimated warranty costs based upon our estimates of the amount we expect to pay for work under warranty.

There can be no assurance, however, that the terms and limitations of the limited warranty will be effective against claims made by home buyers; that we will be able to renew our insurance coverage or renew it at reasonable rates; that we will not be liable for damages, the cost of repairs, and/or the expense of litigation surrounding possible construction defects, soil subsidence or building related claims; or that claims will not arise out of uninsurable events or circumstances not covered by insurance and not subject to the effective indemnification agreements with our subcontractors.

Raw Materials

When constructing homes we use various materials and components. It has typically taken us four to six months to construct a home, during which time we are subject to price fluctuations in raw materials.

Land Development

As a homebuilder and land developer, we are positioned to either build new homes on our lots or to sell our lots to third-party homebuilders. While our business plan contemplates building new homes on the majority of our lots, we proactively monitor market conditions and our operations allow us to opportunistically sell a portion of our lots to third-party homebuilders if we believe that will maximize our returns or lower our risk. We believe that our ability and willingness to opportunistically build on or sell our lots to third-party homebuilders afford us the following important advantages:

•	exploit periods of cyclical expansion by building on our lots;

•	manage our operating margins and reduce operating income volatility by opportunistically selling lots as operating performance and market conditions dictate; and

•	manage operating risk in periods where we anticipate cyclical contraction by reducing our land supply through lot sales.

We benefit from the long-standing relationships our executive management team at UCP has with key land owners, brokers, lenders, and development and real estate companies in our markets that have provided us with opportunities to evaluate and privately negotiate acquisitions outside of a broader marketing process. In addition, we believe that our financial position, positive reputation in our markets among potential land sellers and brokers as a homebuilder and land developer, as well as track record of acquiring lots since 2008, provide land sellers and brokers confidence that we will consummate transactions in a highly professional, efficient and transparent manner, which in turn strengthens these relationships for future opportunities. We believe our relationships with land owners and brokers will continue to provide opportunities to source land acquisitions privately, helping us to maintain a significant pipeline of opportunities on favorable terms and prices.

The land development process in our markets can be very complex and often requires highly-experienced individuals that can respond to numerous unforeseen challenges with a high degree of competency and integrity. We actively seek land acquisition opportunities where others might seek to avoid complexities, as we believe we can add significant value through our expertise in entitlements, re-entitlements, horizontal land planning and development, and by designing and selling homes to targeted home buyer segments that are attracted to our differentiated new home products.

Acquisition Process

Our ability to identify, evaluate and acquire land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on risk-adjusted returns and employ a rigorous due diligence process to identify risks, which we then seek to mitigate.

We leverage our relationships with land owners, brokers, developers and financial institutions, and our history of purchasing land since 2008, to seek the “first look” at land acquisition opportunities or to evaluate opportunities before they are broadly marketed. We use a variety of transaction structures, including purchase and option contracts, to maximize our risk-adjusted return, with particular emphasis on reducing our risk, conserving our capital and accommodating the particular needs of each seller.

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

Construction Management Services

In addition to homebuilding and land development, with the completion of the Citizens Acquisition, we now provide construction management services pursuant to which we build homes on behalf of property owners. Generally, the property owners fund all project costs incurred by us to build the homes. We primarily enter into “cost plus fee” contracts where we charge property owners for all direct and indirect costs plus a negotiated management fee. The management fee is typically a fixed fee, based on a percentage of the cost of the home. In the course of providing construction management services, we routinely subcontract for services and incur other direct costs on behalf of the property owners.

Owned and Controlled Lots

As of December 31, 2014, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 6,368 lots. The following table presents certain information with respect to our owned and controlled lots.

	As of December 31, 2014
	Owned	Controlled(1)	Total
West	4,410	469	4,879
Southeast	1,033	456	1,489
Total	5,443	925	6,368

(1)	Controlled lots are those subject to a purchase or option contract.

As of December 31, 2014, our property portfolio consisted of 83 communities in 38 cities in our West and Southeast markets.

Our Financing Strategy

We intend to use debt and equity as part of our ongoing financing strategy at UCP, coupled with redeployment of cash flows from continuing operations, to provide us with the financial flexibility to access capital on attractive terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. As of December 31, 2014, the aggregate outstanding principal amount of our acquisition, development and construction loans and our 2017 Notes held in UCP was $135.5 million. As of December 31, 2014, aggregate commitment amount for these loans was $134.5 million.

Our indebtedness in this segment is primarily comprised of 2017 Senior Notes, project-level secured acquisition, development and constructions loans. Nearly all of UCP’s project debt is guaranteed by UCP, LLC and UCP, Inc. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets and the ability of particular assets to generate cash flow to cover the expected debt service.

We intend to finance future acquisitions and developments with the most advantageous source of capital available to us at the time of the transaction, which may include a combination of common and preferred equity issued by UCP, secured and unsecured corporate level debt issued by UCP, property-level debt and mortgage financing and other public, private or bank debt.

Government Regulation and Environmental Matters

We are subject to various local, state, and federal statutes, ordinances, rules, and regulations concerning zoning, building design, construction, and similar matters, including local regulations which impose restrictive zoning and density requirements in order to limit the number of homes that can be built within the boundaries of a particular locality. In addition, we are subject to registration and filing requirements in connection with the construction, advertisement, and sale of our communities in certain states and localities in which we operate. We may also be subject to periodic delays or may be precluded entirely from developing communities due to building moratoriums that could be implemented in the future in the states in which we operate. Generally, such moratoriums relate to insufficient water or sewerage facilities or inadequate road capacity.

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

We are also subject to a variety of local, state, and federal laws and regulations concerning protection of health and the environment. The particular environmental laws which apply to any given community vary greatly according to the community site, the site’s environmental conditions, and the present and former uses of the site. These environmental laws may result in delays, may cause us to incur substantial compliance, remediation, and/or other costs; and prohibit or severely restrict development and homebuilding activity.

Despite our past ability to obtain necessary permits and approvals for our communities, we anticipate that increasingly stringent requirements will be imposed on developers and homebuilders in the future. Although we cannot predict the effect of these requirements, they could result in time-consuming and expensive compliance programs and in substantial expenditures, which could cause delays and increase our cost of operations. In addition, our ability to obtain or renew permits or approvals and the continued effectiveness of permits already granted or approvals already obtained is dependent upon many factors, some of which are beyond our control, such as changes in policies, rules, and regulations and their interpretation and application.

Seasonality

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

Competition

The homebuilding and land development industry is highly competitive. We compete with numerous large national and regional homebuilding companies and with smaller local homebuilders and land developers for, among other things, home buyers, financing, desirable land parcels, raw materials and skilled management and labor resources. We also compete with sales of existing homes and, to a lesser extent, with the rental housing market. Our homes compete on the basis of design, quality, price and location. In addition to home sales, we sell lots to third-party homebuilders. We compete for land buyers with other land owners. Our land holdings compete on the basis of quality, market positioning, location and price. The homebuilding and land development industry has historically been subject to significant volatility. We may be at a competitive disadvantage with regard to certain of our national competitors whose operations are more geographically diversified than ours, as these competitors may be better able to withstand any future regional downturn in the housing market.

We compete directly with a number of large national homebuilders such as D. R. Horton Inc., Hovnanian Enterprises, Inc. and Lennar Corporation who are larger than we are and may have greater financial and operational resources than we do. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business.

Our Agribusiness Operations

In December 2010, we completed a business combination and funded $60 million of equity for an 87.7% interest in Northstar. Northstar operates a canola seed crushing plant in Hallock, Minnesota.  We completed a $100 million debt financing comprised of $89.5 million senior secured term loan to fund the construction of the plant and a $10.5 million senior secured revolving credit facility to provide working capital for operations. During 2012, the revolving credit facility was increased to $27 million. As of December 31, 2014, we had also funded an additional $40.4 million to Northstar in the form of 10% preferred capital.

The plant has a crushing capacity of 1,400 tons per day.  In 2013, we received notification from the Minnesota Pollution Control Agency that our Air Emission permit had been reissued in response to our permit renewal application submitted in May of 2012. The reissued permit allows us to crush up to 2,000 U.S. tons per day of canola seed in our plant on a 365 day rolling average basis, subject to maintaining compliance with the specific air emission limits, reporting standards, and modification protocols included in the permit, as well as state and federal law.

Our plant is strategically located in northern Minnesota, 25 miles south of the Canadian border and approximately 150 miles north of Fargo, North Dakota. Currently, approximately one million acres of canola is planted within a 100 mile radius of the plant in both the U.S. and Canada.  We believe that the plant’s location in the southeastern portion of the North American canola growing region is a competitive advantage and provides cost efficiencies.  The plant is also in close proximity to Midwest markets for refined canola oil and for canola meal, which is used in dairy and poultry feed rations, and to transportation infrastructure.

We have an agreement with Purina Animal Nutrition, LLC (“Purina”), which commits Purina to guarantee the sale of 100% of the plant’s canola oil and canola meal output at market based prices for five years ending December 31, 2017, at which time the contract automatically renews for successive one year periods unless canceled by either party.

Currently, domestic production of canola oil meets approximately 33% of domestic demand, and the other 67% is imported, primarily from Canada. In developed countries, vegetable oil has overtaken animal fat in consumers’ diets, due to greater awareness of the health benefits of unsaturated fat in vegetable oil, and consumption of canola oil has grown more rapidly than other vegetable oils, partly because it has the lowest saturated fat content of edible oils. Over the past ten years, U.S. consumption of canola oil has increased by approximately 174% in total.

Canola meal is the second most consumed protein meal in the world, after soybean meal. The dairy industry is the primary consumer of canola meal in the U.S. The amino acid profile of canola meal enhances the milk production of dairy cows.

We face significant competition and we have numerous competitors, some of which are larger and have greater financial resources than we have. The products we sell are global commodities, which are affected by global supply and demand pressures.  The markets for our products are highly price competitive and sensitive to product substitution. Competition is principally based on price, quality, and geographic location. In addition, to compete effectively, we must continuously focus on improving efficiency in our production and distribution operations, as well as developing and maintaining customer relationships. Competition could cause us to lose market share or reduce pricing, either of which could have an adverse effect on our business and profitability. Competition is based on a number of factors, including price, canola seed procurement, product quality, composition and nutritional value and advertising and promotion. Our principal competitors in the canola oil products business include Archer Daniels Midland Co., Cargill Incorporated, Richardson International Limited, Louis Dreyfus Commodities Group, and Bunge Limited. To compete effectively, we focus on cost effective canola procurement, highly efficient canola processing and oil refining, exceptional product quality and food safety, while marketing our products through our strategic relationship with Purina.  Competition could increase our costs to purchase canola seed, lower selling prices of our products, or reduce our market share, which may result in lower and more inefficient operating rates and reduced gross profit.

Our Corporate Segment

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in this segment until they meet the requirements for separate segment reporting. In addition, the segment includes the results from a portfolio of equity securities in publicly traded companies, the results of deferred compensation investment assets held in trust for the benefit of several PICO officers and non-employee directors and the corresponding and offsetting deferred compensation liabilities, and corporate overhead expenses.

The following are the most significant investments in small businesses that we currently own:

We own an interest in Mindjet Inc. (“Mindjet”), a privately held company that provides software to help business innovate better by providing the framework needed to build sustainable, predictable, and repeatable innovation processes. The company markets its products worldwide and has offices in the United States, Germany, France, Japan, Australia, and the United Kingdom. The company’s headquarters are located in San Francisco, California. Our investment is comprised of common stock, several series of preferred stock, and convertible debt. At December 31, 2014 we controlled 28.4% of the voting stock of the company and hold one board seat out of six (only five are currently filled). At December 31, 2014, our carrying value of the investments was $25.1 million and the estimated fair value was $32.9 million. We anticipate Mindjet will continue to report operating losses in the near future. Given the volatile nature of the software industry, it is also reasonably possible that the fair value could fall below our carrying value requiring us to record impairment losses.

We operate Mendell Energy, LLC (“Mendell”), a wholly owned oil and gas venture which primarily owns and operates oil and gas leases in the Wattenberg Field in Colorado. Currently, Mendell owns over 400 acres of oil and gas leases in the Wattenburg Field and has drilled and completed three wells (with a fourth drilled in 2015) on these leased properties. In addition, Mendell also owns over 600 acres of oil and gas leases in Wyoming. We have an administrative service agreement with a private company that we pay to assist in the management, operation, direction, and supervision of these oil and gas operations. Due to the significant decline in oil and gas prices that occurred late in 2014, we recorded a $4.4 million impairment loss on our wells in the fourth quarter of 2014. Consequently, the carrying value of our oil and gas properties at December 31, 2014 was approximately $1.7 million. We anticipate completing the fourth well during 2015 and we estimate our share of the costs to drill and complete the well will be approximately $3 million. However, if oil and gas pricing do not sufficiently rebound, it is likely that we will record additional impairment losses during 2015 for the costs incurred to drill and complete the fourth well.

We own preferred stock in Synthonics, a preclinical stage biopharmaceutical company focused on the development and discovery of patentable small molecule drugs that incorporate a metal coordination chemistry. The company targets approved drugs, advanced clinical candidates or previously studied compounds with pharmacokinetic properties that are believed to limit the drugs’ clinical safety, tolerability or efficacy and can be improved through metal coordination. Metal coordination entails attaching a pharmaceutically acceptable metal, such as magnesium, calcium, zinc or bismuth, to an active agent to create a new, patentable compound. The company believes its approach enables more efficient and less expensive drug discovery and clinical development than conventional drug research and development approaches. The company intends to license one or more of the drugs to integrated pharmaceutical companies that would assist in the development of such drugs and assume responsibility for their approval, marketing and distribution. However, they have not commercialized any products or generated any significant revenue to date, and expect to incur operating losses into the foreseeable future. Mr. Slepicka, a director of our Company, co-founded Synthonics and is currently their Chairman, Chief Executive Officer and acting Chief Financial Officer. Mr. Slepicka, along with the other officers of Synthonics, own the majority of the outstanding stock of Synthonics. At December 31, 2014 we owned 19.6% of the voting interest of the company. We made our initial investment in Synthonics during 2010 when we purchased 273,229 shares of series D convertible voting preferred stock for $2.1 million. Then in 2013, we invested $110,000 for an additional 15,000 shares of the same series D. In February 2014, we initiated a $400,000 line of credit to Synthonics which bears interest at 15% per annum and in May 2014, we increased the line to $450,000. As of December 31, 2014, $280,000 was outstanding on the line of credit. The investment is held at cost and is included in investments and the outstanding balance of the line of credit is included in other assets in our consolidated financial statements.

Employees

At December 31, 2014, PICO had 281 employees.

Executive Officers

The executive officers of PICO are:

Name	Age	Position
John R. Hart	55	President, Chief Executive Officer and Director
Maxim C. W. Webb	53	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
John T. Perri	45	Vice President and Chief Accounting Officer
W. Raymond Webb	53	Vice President, Investments

Mr. Hart has served as our President and Chief Executive Officer and as a member of our board of directors since 1996.  Mr. Hart also serves as an officer and/or director of our most significant subsidiaries: Vidler Water Company, Inc. (director since 1995, chairman since 1997 and chief executive officer since 1998); UCP, Inc. (since May 2013), and PICO Northstar Management, LLC and its subsidiaries (since 2010).  From 1997 to 2006, Mr. Hart was a director of HyperFeed Technologies, Inc., an 80% owned subsidiary which was dissolved in 2009 following bankruptcy proceedings, where he served as chairman of the nominating committee and as a member of the compensation committee.

Mr. Webb has served as our Chief Financial Officer and Treasurer since May 2001 and as Executive Vice President since 2008. Mr. Webb was appointed as the Company’s Secretary in May, 2014.  Mr. Webb serves as a director of UCP, Inc. (since May 2013), and PICO Northstar Management, LLC and its subsidiaries (since January 2011) and as an officer of Vidler Water Company, Inc. (since 2001).

Mr. Perri has served as our Vice President and Chief Accounting Officer since 2010.  He has served in various capacities since joining our company in 1998, including Financial Reporting Manager, Corporate Controller and Vice President, Controller from 2003 to 2010.

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

Our future revenue and profitability related to our water resource and water storage operations will primarily be dependent on our ability to acquire, develop and sell or lease water assets. In light of the fact that our water resource and water storage operations represent a large percentage of our overall business at present, our long-term profitability will be affected by various factors, including the availability and timing of water resource acquisitions, drought in the southwest, regulatory approvals and permits associated with such acquisitions, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resource and water storage development projects. Moreover, our profitability is significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic and technological factors as well as the relative strength of the residential, commercial, financial, and industrial real estate markets. Additionally, to the extent that we possess junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders. The factors described above are not within our control.

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

The operation of a canola crushing plant involves many risks which include: poor operating margins due to high commodity prices for canola seed; not obtaining and maintaining adequate canola seed supplies; cost overruns in excess of budgeted operational costs; an inability to maintain the crushing facility at efficient operating levels sufficient to generate positive cash flows including, but not limited to, factors such as inadequate supplies of canola seed, logistical issues in transporting seed to the plant and delivering canola and meal to customers, and breakdowns in the plant itself that will require repairs; and not maintaining and managing product price-risk efficiently. We must be able to sell the plant’s products (canola oil and meal) at market prices that are sufficient to generate adequate cash flows to service the debt financing used to partly fund the construction of the facility and to provide working capital for our operations. Additionally, we must be able to sell the plant’s products at prices that will allow us to generate an adequate and appropriate rate of return on our equity investment. Our canola crushing operations has a limited operating history as of December 31, 2014 and, to date, has not generated annual operating income or positive cash flows.

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

The homebuilding industry experienced a significant and sustained downturn in recent years having been impacted by factors that include, but are not limited to, weak general economic and employment growth, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home and tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern U.S. markets where a substantial amount of our real estate and water assets are located, including the states of Nevada, Arizona, California, Colorado, and New Mexico. However, in 2012, we noted a significant improvement in the housing market which led to increased levels of real estate development activity. The continuation of the recent improvement in residential and commercial real estate development process and activity is essential for our ability to generate operating income in our water resource and water storage, and land development and homebuilding businesses. We are unable to predict whether and to what extent this recovery will continue or its timing. Any future slow-down in real estate and homebuilding activity could adversely impact various development projects within the markets in which our real estate and water assets are located and this could materially affect our ability to monetize these assets. Declines and weak conditions in the U.S. housing market have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses in prior years and could do so in the future.

We may not be able to realize the anticipated value of our real estate and water assets in our projected time frame, if at all.

We expect that the current rate of growth of the economy will continue to have an impact on real estate market fundamentals. Depending on how markets perform both in the short and long-term, the state of the economy, both nationally and locally in the markets where our assets are concentrated, could result in a decline in the value of our existing real estate and water assets, or result in our having to retain such assets for longer than we initially expected, which would negatively impact our rate of return on our real estate and water assets, cause us to divest such assets for less than our intended return on investment, or cause us to incur impairments on the book values of such assets to estimated fair value. Such events would adversely impact our financial condition, results of operations and cash flows.

The fair values of our real estate and water assets are linked to growth factors concerning the local markets in which our assets are concentrated and may be impacted by broader economic issues.

Both the demand and fair value of our real estate and water assets are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located. These local economies may be affected by factors such as the local level of employment and the availability of financing and interest rates, where (1) our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in Colorado and New Mexico and (2) our land development and homebuilding assets are located, primarily in California and also Washington, North Carolina, South Carolina and Tennessee. The unemployment rate in these states, as well as issues related to the credit markets, may prolong a slowdown of the local economies where our real estate and water assets are located. This could materially and adversely affect the demand for and the fair value of our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment in these assets.

The fair values of our real estate and water assets may decrease which could adversely affect our results of operations by impairments and write-downs.

The fair value of our water resource and water storage assets and our land and homebuilding assets depends on market conditions. We acquire water resources and land for expansion into new markets and for replacement of inventory and expansion within our current markets. The valuation of real estate and water assets is inherently subjective and based on the individual characteristics of each asset. Factors such as changes in regulatory requirements and applicable laws, political conditions, the condition of financial markets, local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations to uncertainties. In addition, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If population growth and, as a result, water and/or housing demand in our markets fails to meet our expectations when we acquired our real estate and water assets, our profitability may be adversely affected and we may not be able to recover our costs when we sell our real estate and water assets. We regularly review the value of our real estate and water assets. These reviews have resulted in significant impairments to our water resource assets and /or land development assets. Such impairments have adversely affected our results of operations and our financial condition in those years.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. We have approximately 251,000 acre-feet of water stored at the facility. In addition, we have approximately 157,000 acre-feet of water stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and have not generated any material revenue from the recharge facility or from the water stored in the Phoenix Active Management Area. We believe that the best economic return on the assets arises from storing water when surplus water is available and selling this water in periods when water is in more limited supply. However, we cannot be certain that we will ultimately be able to sell the stored water at a price sufficient to provide an adequate economic profit, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of December 31, 2014, the total cost of the pipeline project, including our water credits, (net of impairment losses incurred to date) carried on our balance sheet is approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

The operation of our canola seed crushing facility may not generate sufficient cash flow to repay the debt that is secured on the facility.

Our canola crushing operations has a limited operating history as of December 31, 2014 and to date has not generated annual operating income or positive cash flows. As a result, the facility may be unable to fund principal and interest payments under its debt service obligations or may continue to operate at a loss. In certain situations, if the facility performs below certain operating levels leading to inadequate or negative cash flows, certain covenants in the agreements governing the facility’s debt financing may be breached, rendering all of the facility’s debt immediately due and payable. As a result, we may be forced to provide additional capital to our canola seed crushing operation to cure any breach of certain debt covenants which could lead to a material adverse effect on our financial condition and cash flows. As of December 31, 2014 we have invested a further $40.4 million to fund the operating losses to date of our canola seed crushing facility and to ensure certain debt covenants were not breached. If we are unable to cure any breach of certain debt covenants, or receive a waiver of default from our debt providers, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to procure sufficient quantities of canola seed to efficiently operate our proposed canola seed crushing facility due to adverse weather conditions and/or logistical constraints.

The supply and price of canola seed may be subject to extreme volatility due to adverse weather conditions and/or logistical constraints. If the supply of canola seed becomes limited due to significantly reduced harvests or transportation is unavailable to bring canola seed to our plant at desired times and acceptable prices, we may not be able to procure sufficient quantities of canola seed to achieve optimal crushing capacity at our facility. Significantly reduced crushing operations from our current capacity of approximately 1,400 tons per day would lead to significantly reduced revenue, and may result in further losses and negative cash flows from operations and may cause us to breach our debt covenants and default on our debt financing. As a result, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

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

We have entered the homebuilding business by constructing, marketing and selling single-family homes on certain of our finished residential lots that we own in California, Washington, North Carolina, South Carolina and Tennessee. We aim to build homes only in those markets where we have identified that a sufficient demand exists for new homes. However, the homebuilding industry is highly competitive and we will be competing with a number of national and local homebuilders in selling homes to satisfy expected demand. These competitors, especially the national homebuilders, have greater resources and experience in this industry than we have. Such competition could result in lower than anticipated sales volumes and/or profit margins that are below our expectations. In addition, we will have to compete with the resale of existing homes, including foreclosed homes, which could also negatively affect the number and price of homes we are able to sell and the time our homes remain on the market.

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

We have filed certain water rights applications in Nevada and New Mexico. In Nevada this is primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required. We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, legal and consulting costs for hearings with the State Engineer, and NEPA compliance costs. Until the State Engineer in the relevant state permits the water rights we are applying for, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights, if any, that will be permitted by the State Engineers. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that may be permitted may result in the write down of capitalized costs which could adversely affect our revenues, results of operations, and cash flows.

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

As a result, the volume of water anticipated from the water rights applications or permitted rights may not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement. Additionally, we may face legal restrictions on the sale or transfer of some of our water assets, which may affect their commercial value. If the volume of water yielded from our water rights applications is less than our expectations, or we are unable to transfer or sell our water assets, we may lose some or all of our anticipated returns, which may adversely affect our revenues, profitability and cash flows.

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

The water assets we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws concerning water rights in the states of Arizona, Nevada, Colorado and New Mexico. Our sale of water assets is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits. Additionally, the transfer of water resources from one use to another may affect the economic base or impact other issues of a community including development, and will, in some instances, be met with local opposition. Moreover, municipalities who will likely regulate the use of any water we might sell to them in order to manage growth, could create additional requirements that we must satisfy to sell and convey water assets.

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

We make selective acquisitions of companies that we believe could benefit from our resources of additional capital, business expertise, management direction and oversight, or existing operations. We endeavor to enhance and realize additional value to these acquired companies through our influence and control. Any acquisition could result in the use of a significant portion of our available cash, significant dilution caused by the issuance of securities to pay for any acquisition, and significant acquisition-related charges. Acquisitions may also result in the assumption of liabilities, including liabilities that are unknown or not fully known to us at the time of the acquisition, which could have a material adverse financial effect on us. Moreover, we may need to incur debt obligations, in order to finance new acquisitions. Additionally, our acquisitions and investments may yield low or negative returns for an extended period of time, which could temporarily or permanently depress our return on shareholders’ equity, and we may not realize the value of the funds invested.

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

We currently anticipate that our available capital resources and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide any assurance that such resources will be sufficient to fund the long-term growth of our business and acquisitions. We may raise additional funds through public or private debt, equity or hybrid securities financings, including, without limitation, through the issuance of securities. We currently have an effective shelf registration statement which allows us to sell up to $400 million of a variety of securities in one or more offerings in the public markets.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2014, we had federal and state net operating loss carryforwards of approximately $133.7 million and $176.1 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

The trading price of our common stock has historically been, and we expect will continue to be, subject to fluctuations. The market price of our common stock may be significantly impacted by:

•	quarterly variations in financial performance and condition of our various businesses;

•	shortfalls in revenue or earnings from estimates forecast by securities analysts or others;

•	changes in estimates by such analysts;

•	the availability of economically viable acquisition or investment opportunities, including water resources and real estate, which will return an adequate economic return;

•	our competitors’ announcements of extraordinary events such as acquisitions;

•	litigation; and

•	general economic conditions and other matters described herein.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in La Jolla, California for our principal executive offices.  Our water resource and water storage operations lease office space in Carson City, Nevada.  Our real estate operations lease office space in San Jose, California; Fresno, California; Valencia, California, and Bellevue, Washington; Charlotte and Raleigh, North Carolina; Myrtle Beach, South Carolina; and Nashville, Tennessee.  Our agribusiness operations lease office space in Fargo, North Dakota and own a canola seed processing plant in Hallock, Minnesota.  We continually evaluate our current and future space capacity in relation to our business needs.  We believe that our existing facilities are suitable and adequate to meet our current business requirements and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

We have significant holdings of real estate and water assets in the southwestern United States.  For a description of our real estate and water assets, see “Item 1 - Operating Segments and Major Subsidiary Companies.”

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our subsidiaries are parties to any potentially material pending legal proceedings other than the following.

Fish Springs Ranch, LLC:

In September 2007, the Company reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. The settlement was ratified by the United States Congress and signed into law during the third quarter of 2014. The Company had previously paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. The Company paid the $3.6 million outstanding balance plus accrued interest during the fourth quarter of 2014, resolving the matter.

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

	2014		2013
	High	Low	High	Low
First Quarter	$26.36	$22.80	$22.86	$19.17
Second Quarter	$26.18	$22.05	$24.89	$20.04
Third Quarter	$24.45	$19.72	$23.58	$20.87
Fourth Quarter	$22.48	$16.83	$24.95	$20.62

On March 6, 2015, the closing sale price of our common stock was $17.29 and there were approximately 443 holders of record.

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

The indentures under which UCP’s 8.5% notes payable due 2017 were issued contain certain restrictive covenants, including limitations on payment of dividends. UCP has not declared or paid any dividends since their IPO, and do not expect to pay any dividends in the foreseeable future.

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

The stock price performance shown on the graph is not necessarily indicative of future price performance.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total number of shares purchased	(b) Average Price Paid per Share	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/2014 - 10/31/14	—	—	—	—
11/1/2014 - 11/30/14	—	—	—	—
12/1/2014 - 12/31/14	—	—	—	—

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Results	(In thousands, except per share data)
Revenues and other income:
Sale of real estate and water assets	$192,368	$116,776	$59,020	$55,679	$4,637
Sale of canola oil and meal	163,855	184,139	85,255
Sale of software		13,649
Other income (loss), net	(1,327)	30,265	5,806	9,160	16,909
Total revenues and other income	$354,896	$344,829	$150,081	$64,839	$21,546

Net loss from continuing operations	$(59,605)	$(29,194)	$(28,509)	$(62,101)	$(19,854)
Net income (loss) from discontinued operations			(3,143)	12,299	5,782
Net (income) loss attributable to noncontrolling interests	7,180	6,896	2,579	(4,740)	2,900
Net loss attributable to PICO Holdings, Inc.	$(52,425)	$(22,298)	$(29,073)	$(54,542)	$(11,172)

Net loss per common share – basic and diluted:
Net loss from continuing operations	$(2.30)	$(0.98)	$(1.14)	$(2.95)	$(0.75)
Net income (loss) from discontinued operations			$(0.14)	$0.54	$0.26
Net loss per common share	$(2.30)	$(0.98)	$(1.28)	$(2.41)	$(0.49)
Weighted average shares outstanding – basic and diluted	22,802	22,742	22,755	22,670	22,653

	As of December 31,
	2014	2013	2012	2011	2010
Financial Condition	(In thousands, except per share data)
Total assets (2)	$804,444	$762,552	$667,174	$611,017	$597,345
Debt	$219,496	$136,767	$141,008	$93,431	$45,743
Net assets of discontinued operations				$49,224	$71,535
Total liabilities (2)	$292,899	$197,707	$188,678	$150,579	$98,156
Total PICO Holdings, Inc. shareholders’ equity	$425,481	$472,889	$473,225	$501,812	$568,104
Book value per share (1)	$18.50	$20.79	$20.82	$22.10	$25.03

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

COMPANY SUMMARY, RECENT DEVELOPMENTS AND FUTURE OUTLOOK

WATER RESOURCE AND WATER STORAGE OPERATIONS

The long-term future demand for our water assets is driven by population and economic growth relative to currently available water supplies in the southwestern United States. Specifically, our more recent development activities have been in Arizona, Colorado, Nevada and New Mexico. The population growth rate in these states was considerably higher than the national rate during the ten years from 2000 to 2010. According to the 2010 U.S. Census, during the decade from 2000 to 2010, the population of Nevada grew by a total of 35.1% (703,000 people), Arizona grew by 24.6% (1.3 million people), Colorado grew by 16.9% (728,000 people), and New Mexico grew by 13.2% (240,000 people).  These state population growth statistics compares to a total national growth rate of 9.7% (27.3 million people) and represents over 24% of the national growth over the same period.

Over the past four years, the population growth of these states also exceeded the national growth rate collectively and individually, with the exception of New Mexico. According to the Census Bureau’s estimate of state population changes for the period April 1, 2010 to July 1, 2014, Nevada’s growth rate was 5.1%, Arizona 5.3%, Colorado 6.5%, and New Mexico 1.3%.  These population growth statistics compare to the national total growth rate of 3.3% over the same period.

Historically, a significant portion of the Southwest’s water supplies have come from the Colorado River.  The balance is provided by other surface rights, such as rivers and lakes, groundwater (water pumped from underground aquifers), and water previously stored in reservoirs or aquifers.  Prolonged droughts (possibly in part due to increasing temperatures from climate change which can lead to a decreased snow pack runoff and therefore decreased surface water) and rapid population growth in the past twenty years have exacerbated the region’s general water scarcity.

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

The following is a summary of the recent developments of our water resource and water storage assets by geographical region.

Arizona

In January 2015, we entered into an agreement with the City of Scottsdale for the sale of 258 acres of land and the remaining 774 acre-feet of transferable water rights for approximately $3.4 million. The transaction is expected to close in the first half of 2015. Assuming this transaction closes, our remaining asset in the Harquahala Valley Ground Water Basin will be 6,040 acre-feet of water rights, which can only be used in the Harquahala Ground Water Basin, and 1,926 acres of land.

In July 2014, we entered into an agreement with a golf course in Queen Creek, Arizona to sell up to 2,450 acre-feet of LTSCs over a seven year period. Under the agreement, the golf course is required to purchase between 200 and 350 acre-feet each year. The initial purchase price was $250 per acre-foot, with annual price increases of seven percent.

Nevada

In September 2014, Tesla Motors, Inc. announced that its $5 billion lithium-ion battery “Gigafactory” will be constructed on property known as the Tahoe Reno Industrial Center (“TRIC”), in northern Nevada. TRIC is a 107,000 acre industrial park proximate to Interstate 80 and 15 miles east of Reno. In connection with Tesla Motors’ announcement, the Nevada Legislature approved a $1.25 billion incentive package for Tesla Motors.

Tesla Motors expects the plant to be fully operational by the end of 2016 and recently began hiring the first of what is expected to be up to 6,500 employees. Several additional companies have also recently announced plans to locate their facilities or expand their presence at TRIC or Reno.

The Economic Development Authority of Western Nevada (Reno, Sparks, Tahoe areas) estimates that the region will generate 51,000 primary and secondary jobs from 2015 to 2019. We believe that this increased employment will directly and indirectly create the need for new residential, commercial and industrial development specifically in the greater Reno area and in Lyon County.

Overall, Nevada’s job base has expanded faster than the nation’s for the last 20 months and as of March 2014 was No.2 in the nation.

In September 2007, we reached a $7.3 million financial settlement with the Pyramid Lake Paiute Tribe of Indians relating to the exportation of water from the properties owned by FSR. The settlement was ratified by the United States Congress and signed into law during the third quarter of 2014. We had previously paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. We paid the $3.6 million outstanding balance plus accrued interest during the fourth quarter of 2014, resolving the matter.

In August 2014, we entered into an option agreement to enter into a ground lease with a solar developer for the potential development of a solar power project of up to 120 megawatts covering approximately 826 acres at FSR. Under terms of the agreement, the developer has until October 2015 to secure the necessary power contracts and enter into a long term ground lease with FSR.

In July 2014, we sold 200 acres of land and the associated grazing and spring water rights in Dry Lake, Nevada for $940,000. We believe our remaining 595 acres have potential for development as a solar project and farming ground. We continue to own, in our partnership with Lincoln County, the 1,009 acre-feet of irrigation groundwater rights. However, as a result of our annual measurement of the fair value of certain assets owned as part of this project, we determined that the fair value of certain intangible assets owned of approximately $1.1 million was below the carrying value of $2.9 million, resulting in an impairment loss of $1.8 million, which was recorded this year. This was the first such impairment recorded on this asset.

In November 2014, we entered into an option agreement with a major solar energy developer for the potential development of a solar power project of up to 180 megawatts on our land at Dodge Flat, which is near Fernley, Nevada. In the transaction, we would sell all of our Dodge Flat property and 18 acre-feet of ground water rights for approximately $9 million. The solar energy developer is required to make certain option payments with an expected closing of the transaction in late 2016.

During 2014, we went through the State of Nevada administrative process of converting 189.36 acre-feet of agricultural use water rights, which are part of our Carson / Lyon water project, to 105.20 acre-feet of municipal use. In 2015, we expect to continue the process of converting our agricultural water rights to a municipal use right.

As part of the incentive package for Tesla Motors, the State of Nevada agreed to purchase the right-of-way for the USA Parkway and complete the construction of that roadway. The Nevada Department of Transportation estimated project completion for the end of 2017, enabling USA Parkway to link Interstate 80 to U.S. 50 in Lyon County; resulting in Lyon County becoming more appealing to manufacturers that serve those businesses located in TRIC, as well as the potential work force of those businesses.

In February of 2015 we finalized an option agreement with a private developer for the sale of approximately 700 acre-feet of municipal and industrial water rights located in Carson / Lyon. The developer owns land in proximity to the intersection of the proposed USA Parkway and Highway 50. The initial purchase price is $30,000 per acre foot of water and increases by 10% per annum from January 1, 2017 until the expiration of the initial option period at December 31, 2019.

During 2013, Lincoln/Vidler entered into a definitive option and purchase agreement for the acquisition by a large project developer of the water rights necessary to operate the planned 1,100 megawatt gas fired power generation project in southern Lincoln County, Nevada. The agreement granted the project developer the right to purchase from Lincoln/Vidler up to 7,240 acre-feet of water rights at $12,000 per acre-foot. The option term was through November 30, 2014. However, in February 2014, Lincoln/Vidler and the project developer terminated the agreement as a result of the project developer’s decision not to proceed with the project.

New Mexico

In 2009 we began working with a land developer to identify a water source to be used in a new planned residential and commercial development. The project is being developed in a partnership in which we own 95% and is located approximately 25 miles from Albuquerque. In June of 2009, based on the data collection and analysis we performed, we filed an application with the New Mexico State Engineer’s Office for a new appropriation of up to 1,500 acre-feet of ground water. Subsequent to this filing, we drilled exploratory and monitor wells and using the data collected from these wells, in addition to other data collection efforts in the basin, to develop a ground water flow model. Based on the work we performed from inception of the drilling program in 2009 through 2011 we amended our application with the New Mexico State Engineer’s Office for a new appropriation of up to 1,010 acre-feet of ground water. In 2013, in connection with a hearing by the New Mexico State Engineer’s Office, we further amended our application to 717 acre-feet of ground water.

On November 14, 2014 the Office of the State Engineer (“OSE”) filed the Report and Recommendation of the Hearing Examiner denying our application. We received the OSE certified mailing of the State Engineer’s decision also on November 14th 2014. We filed a “Notice of Appeal” on November 19, 2014 to the Second Judicial District Court, County of Bernalillo.

We believe that the data and science provided to the OSE during our hearing process appropriately and accurately supported our application for 717 acre-feet of groundwater. The outcome of any appeal is inherently uncertain and it may be a considerable period of time before we receive a conclusive determination of our appeal. However, due to the uncertainty of obtaining any water from our applications as a result of the initial ruling, we recorded an impairment loss in 2014 of $3.5 million by writing down the project’s capitalized costs and assets to zero.

In January, 2015 we acquired approximately 115 acre-feet of water for use within the municipal services area of the City of Santa Fe. These water rights were banked in the City of Santa Fe’s Buckman Wells and can be used to support new development within the City of Santa Fe.

REAL ESTATE OPERATIONS

Our real estate segment revenues are primarily derived from UCP’s sale of residential developments in California, Washington, North Carolina, South Carolina and Tennessee.

On April 10, 2014, we acquired Citizens Homes, Inc. Citizens builds and sells homes in North Carolina, South Carolina and Tennessee. On October 21, 2014, UCP completed a private offering of $75 million of 8.5% senior notes due in 2017. The net proceeds from the offering were approximately $72.5 million, after paying the initial purchaser’s discount and other estimated offering expenses. The net proceeds will be used for general corporate purposes, including financing the construction of homes, acquisition of entitled land, development of lots and working capital.

During the year ended December 31, 2014, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, higher affordability and improving employment. We believe that during the prior year and particularly in the second half of 2013, the housing market was affected by interest rate volatility, the partial federal government shutdown and the events leading up to it. Additionally, seasonal factors had a significant effect on the broader housing market as well as our markets. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market.

 Numerous factors can affect the performance of an individual market, however, we believe that trends in employment, housing inventory, affordability, interest rates and home prices have a particularly significant impact. We expect that these market trends will continue to have an impact on our operating performance and community count. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenues and many of our costs and expenses, for example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and costs and expenses to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to maintain our community count or decrease the pace at which we open additional communities and expand existing communities. Based on our current data and our near term outlook, we expect to experience continued growth in community count in our existing regional operations, offering the opportunity to further increase revenues.

Our operations for the year ended December 31, 2014 reflect our continued emphasis on growing our homebuilding operations, as evidenced by an increase in the number of Active Average Selling Communities ("ASC") from seven during 2013 to sixteen during 2014 (ASC for the 2014 period consists of those developments where we have more than 15 homes remaining to sell). Our home deliveries increased from 196 in 2013 to 432 in 2014 and our homebuilding revenue increased by $82.9 million to $155.4 million during 2014, as compared to $72.5 million during 2013. Our backlog at December 31, 2014 of $32.5 million was $15.4 million higher than that at December 31, 2013. Our average selling price ("ASP") of homes decreased to approximately $360,000 during 2014, as compared to approximately $370,000 during 2013. The decrease in ASP in 2014 from the prior year is mainly attributable to the change in regional mix of homes sold. Our land development operations due to the broader housing market conditions discussed above also saw a continued demand for entitled or nearly entitled lots in competitive markets. Land development revenue increased by $12.3 million to $32.5 million for 2014 from $20.2 million for 2013. The increase in land sale revenue in 2014 when compared to 2013 was an outcome of our overall business plan and our ability to market and sell specific assets at targeted prices. Other revenue of $3.3 million during the year ended December 31, 2014 was related to construction management services provided to property owners primarily under “cost plus fee” contracts, services we now provide as a result of the Citizens Acquisition.

Our net loss in our real estate segment was $10.5 million for the year ended December 31, 2014, as compared to a net loss of $4.4 million for the year ended December 31, 2013. The increase in net loss in 2014 from the prior year was due mainly to a decrease in the gross margin percentage from 24% in 2013 to 17.6% in 2014 caused largely by a higher cost basis in homes sold in 2014, a reduction in ASP, increased personnel cost as we continued to expand , approximately $1.5 million increase in stock based compensation expenses related to executive management of UCP, $778,000 of transaction related expenses related to the Citizens Acquisition, and a $2.9 million impairment loss on a property that is not part of UCP.

Revenue and gross margin for our land development operations tend to be dynamic, as land development revenue is typically driven by discrete transactions, which are motivated by numerous considerations, while revenue and gross margin for our homebuilding operations tend to be more predictable.

During the year ended December 31, 2014, we identified land investment opportunities that met our underwriting criteria and we increased our total lots owned and controlled from the prior year by 988 lots to 6,368. On April 10, 2014, we completed the Citizens Acquisition in order to position the Company to expand its residential homes operations into markets located in North Carolina, South Carolina and Tennessee. Moreover, during 2014 our Southern California division began to generate revenue.

AGRIBUSINESS OPERATIONS

In November 2014, as a result of the completion of planned expansion, our plant’s expected average daily crush rate increased to 1,400 tons per day, an increase of approximately 16.7% over its previous average capacity.

Overall market conditions led to highly volatile crush margins in 2014. Canola “board margins” (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the quoted market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the US dollar) through the first half of 2014 were historically high influenced primarily by a record large 2014 Canadian canola crop and adverse rail transportation conditions that limited canola shipments to export markets. These factors contributed to relatively lower canola seed prices, while a relatively tight U.S. Department of Agriculture (“USDA”) soybean stocks forecast in the United States helped maintain relatively high soybean oil and meal futures prices. Our crush capacity during the first half of 2014 was limited by a lack of sufficient rail transportation service, which limited our ability to ship both meal and oil to our customers that ultimately limited our crushing capacity. Furthermore, in December 2013, we entered several board margin swap contracts that were intended to fix the board margin for much of the first quarter 2014 at historically attractive levels for a majority of the crush volume planned for those periods. Actual crush margins in January and February of 2014 traded to much higher levels than those fixed in the swap contracts, negating some of the benefit of the high board margins for those periods. As rail service improved through the end of the second quarter of 2014, our crush capacity increased, which enabled us to capture high crush margins for most of March 2014 and all of the second quarter of 2014, which resulted in a second quarter crush margin (sales of canola oil and meal less cost of canola seed) of $12.8 million and net income of $4.5 million.

On June 30, 2014, the USDA announced that 2014 U.S. soybean planted acres had risen to a new record high level of 84.1 million, up 11% from 2013 and 7.4 million acres more than the previous record acreage. In early July, a large portion of the Canadian canola production region in Western Manitoba and Eastern Saskatchewan received excessive rainfall of more than nine inches in a very short period of time. The canola crop in this region had already been planted in May and June. The resulting floods damaged an estimated three million acres of canola and ultimately resulted in 600,000 less metric tons of canola production in Canada than expected. This event, together with the vastly increased expected supply of U.S. soybeans, resulted in a significant drop in canola board crush margins beginning in early July and progressing through September. Ag Canada publications reported in December 2014 that 2014 Canadian canola production was estimated at 15.6 million metric tons versus 17.97 million metric tons the previous year. However, canola board margins improved slightly and stabilized in the fourth quarter of 2014 and, in addition, rail service consistency and frequency greatly improved during the fourth quarter of 2014. We currently have sufficient rail shipping capacity for our products to support crushing activities in excess of 1,400 U.S. tons per day.

During September of 2014, we utilized our expanded temporary seed storage facilities to increase canola seed purchases during harvest. In total, over 22,500 tons of canola were placed into temporary storage facilities. As of December 31, 2014, a majority of the canola in temporary storage had been successfully reclaimed and processed.

In November 2014, we commenced operations at a new canola seed receiving station in Winkler, Manitoba. The facility has the capacity to store up to 1,200 metric tons of canola with a high capacity load out capability to efficiently load trucks that are configured properly for trans-border shipping to our crush plant in Hallock, Minnesota. This system gives us greatly expanded ability to purchase canola seed directly from Canadian farmers, while reducing our seed freight cost by leveraging the more efficient truck configurations allowed in Canada.

During October 2014, we shut down our plant for 13 days to complete the installation of equipment needed to implement our planned crush capacity expansion project. Currently, those portions of the expansion project that have been placed in service are operating as expected. As a result of the expansion our plant set a new daily production record of 1,554 U.S. tons per day on December 25, 2014.

A significant decline in crude oil prices, together with uncertainty regarding U.S. government policies that govern the volume of biodiesel blended into the U.S. fuel supply, have created a negative outlook for crush margins in 2015. As of December 12, 2014 the USDA estimated the production of biodiesel in the U.S. will consume 4.8 billion pounds of soybean oil in the 2014/15 marketing year, or 26% of total soybean oil production of 18.5 billion pounds. Continued uncertainty created by delayed a U.S. Environmental Protection Agency announcement of both 2014 and 2015 renewable fuel volume obligations and the lack of congressional renewal of the biodiesel blenders tax credit for calendar year 2015 could significantly reduce the consumption of soybean oil for biodiesel in 2015 which could result in declining soybean oil prices and canola crush margins.

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGEMENTS

This section describes the most important accounting policies affecting our assets and liabilities, and the results of our operations.  Since the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:

•	how we determine the fair value and carrying value of our real estate, tangible and intangible water assets;

•	how we determine when to apply the equity method of accounting to equity investments;

•	how we recognize revenue when we sell real estate, water assets, and canola products; and

•	how we determine our income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits, as well as the need for valuation allowances on our deferred tax assets.

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

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our water and real estate long-lived assets

Our principal long-lived assets are real estate and water assets.  At December 31, 2014, the total carrying value of real estate, tangible and intangible water assets was $518.9 million, or approximately 64.5% of our total assets.  These real estate and water assets are carried at cost, less any recorded impairments.

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

During 2014 and 2013, our estimates of costs and revenues on certain real estate projects changed due to declining prices of similar assets, unfavorable market conditions, project specific complications, and other factors. As a result, certain undiscounted cash flow streams were less than the carrying value of the asset and consequently, we recorded impairment losses of $6.4 million and $417,000 in 2014 and 2013, respectively, which reduced the carrying value of the assets to their fair value. There were no impairments recorded in 2012.

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

As a result of our annual review of indefinite-lived intangible assets, using a discounted cash flow model, we determined that the fair values of the intangible assets at Dry Lake and Lower Rio Grande of approximately $1.1 million and $2.2 million, respectively, were below the carrying values of $2.9 million and $2.6 million, respectively, resulting in adjustments of $1.8 million and $438,000, respectively, recorded as impairment losses in the consolidated statement of operations for the year ended December 31, 2014. The losses were also recorded in the water resource and water storage operations segment results. This was the first such impairment recorded on each of these assets. There were no other impairment losses on any other intangible assets recorded in 2014.

In 2013, we recorded a $993,000 impairment loss on the Fish Springs water credits and pipeline rights.  Given a decline in markets prices for similar assets and an increase in interest rates in the second quarter of 2013, we adjusted our assumptions and judgments in the model for the price, timing and absorption of water sales from our prior projections. These changes in assumptions and judgments resulted in a fair value of the asset of approximately $83.9 million compared to its carrying value of $84.9 million. Consequently, an impairment loss of $993,000 was recorded in the second quarter of 2013, to reduce the carrying value to fair value. This is the second such impairment loss recorded on this asset. There were no other impairment losses on any other intangible assets recorded in 2013.

There were no impairment losses recorded on our assets in 2012.

2. Accounting for investments in unconsolidated affiliates

Depending on the circumstances, and our judgment about the level of our involvement with the investee company, we apply either fair value accounting or equity accounting for our investments in equity securities.

When we hold an investment where we have the ability to exercise significant influence over the company, we apply the equity method of accounting.

During 2009, we held a majority and controlling interest in Spigit, Inc. (“Spigit”), and consolidated Spigit in our financial statements. After certain transactions, our ownership in Spigit declined to below 50% at the end of 2009 and we ceased reporting Spigit as a consolidated subsidiary and applied the equity method of accounting from that date forward.  During the first quarter of 2013, we invested $5 million to acquire an additional 17% of the voting interest in Spigit increasing our voting ownership to approximately 44%. Subsequent to the initial transaction, we invested another $5 million increasing our voting ownership in total to 73% during 2013, which required us to again consolidate Spigit’s financial results.

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

Collectively, our investment in Mindjet controls 28.4% of the voting interest of the company comprised of 15% and 13.4% from the common shares and preferred shares, respectively. We are also contractually entitled to one of the six board seats (currently only five are filled) on Mindjet’s board of directors.

We believe that the collective attributes of our common and preferred stock investment in Mindjet enable us to exert significant influence over the operating and financial decisions of Mindjet. Consequently, we account for the investment in common stock using the equity method of accounting, which resulted in recording a loss of $2.1 million in the statement of operations within equity in loss of affiliate representing 15% of Mindjet’s loss for 2014. The investment in preferred stock is held at its initial carrying value in the accompanying consolidated balance sheet. The total carrying value of the investment is subject to impairment testing, at least annually or more frequently if facts and circumstances indicate the investment may be impaired. During 2014, the Company recorded a $1.1 million impairment loss on the preferred shares as the estimated fair value of such shares was less than the carrying value. Furthermore, it is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require the Company to record additional impairment losses.

Apart from our equity investments in private companies which is carried at cost, we apply the provisions of fair value accounting to all of our other equity securities, and to all of our debt securities, unless it is impractical to estimate such fair value.

During the period that we hold an investment, the equity method of accounting may have a different impact on our financial statements than fair value accounting would.  The most significant difference between the two policies is that, under the equity method, we include our share of the unconsolidated affiliate’s earnings or losses in our statement of operations, which also increases or decreases the carrying value of the investment on our balance sheet.  In addition, any dividends received from the affiliate reduce the carrying value of the investment on our balance sheet.  Under fair value accounting, the only income recorded in the statement of operations is from dividends, and other-than-temporary impairment losses, if applicable, are reported as a realized loss and reduce revenues correspondingly.  For securities classified as available-for-sale, unrealized gains and losses, net of related deferred taxes, are included in comprehensive income or loss in the shareholders’ equity section of our balance sheet.

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

If an unrealized loss is in fact other-than-temporary, an impairment loss will be recorded.  If we impair an equity method investment or an investment held at cost, an impairment loss will affect shareholders’ equity.  There will also be an impact on reported income before and after tax, and on earnings per share, due to recognition of the unrealized loss and related tax effects.  When a loss for other-than-temporary impairment is recorded, our basis in the security is decreased. Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations.

3. Revenue recognition

Sale of canola oil and meal

Sales of canola oil and meal are recognized when persuasive evidence of an arrangement exists, products are shipped, the price is fixed or determinable, the customer takes ownership and assumes risk of loss, and when collection is reasonably assured.

Sale of real estate and water assets

We recognize revenue when there is a legally binding sale contract, the profit is determinable (the collectability of the sales price is reasonably assured, or any amount that will not be collectible can be estimated), the earnings process is virtually complete (we are not obliged to perform significant activities after the sale to earn the profit, meaning we have transferred all risks and rewards to the buyer), and the buyer’s initial and continuing investment are adequate to demonstrate a commitment to pay for the property.

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

As a result of the analysis of all available evidence as of December 31, 2011, we recorded a full valuation allowance on our net deferred tax assets. Our evaluation at December 31, 2014 resulted in the same conclusion and we therefore continue to hold a full valuation allowance on our net deferred tax assets.  If our assumptions change and we determine we will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2014 will be recognized as a reduction of income tax expense.  If our assumptions do not change, each year we could record an additional valuation allowance on any increases in the deferred tax assets.

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

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

Overview of Economic Conditions and Impact on Results of Operations

The economic environment and housing slow-down in the U.S. during the past several years significantly decreased the rate of growth in the Southwest and the demand for our water and real estate assets in certain markets. Numerous factors can affect the performance of an individual market. However, we believe that trends in employment, housing inventory, affordability, interest rates and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenue and many of our costs and expenses. For example, when these trends are favorable, we expect our revenue, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and cost of sales to generally decline, although in each case the impact may not be immediate. We have seen slight improvement in the housing markets recently that nonetheless has led to increased levels of real estate development activity and we believe that a continuation of a housing recovery will lead to increased demand for our real estate, and intangible and tangible water assets (which are held in our real estate segment and water resource and water storage segment). Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market and any deterioration in the markets in which we operate has the potential to cause additional impairment losses on our real estate and water assets. Due to specific conditions existing at certain of our real estate and water projects, we have recorded impairment losses on intangible and long-lived assets of $13.1 million in 2014 and $1.4 million in 2013.

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

Shareholders’ Equity

Our shareholders’ equity at December 31, 2014, was $425.5 million, or $18.50 per share, compared to $472.9 million, or $20.79 per share at the end of 2013, and $473.2 million, or $20.82 per share at the end of 2012.  Our book value per share decreased by 11% in 2014, remained relatively unchanged in 2013, and decreased 5.8% in 2012.

The principal factors leading to our $47.4 million decrease in shareholders’ equity during 2014 was a net loss of $52.4 million and $4.9 million of taxes paid on stock-based compensation awards.

The principal factors leading to our $336,000 decrease in shareholders’ equity during 2013 were:

•	a net loss of $22.3 million;

•	a $14.7 million increase in additional paid-in capital due to the accounting for the public offering of UCP; and

•	a $2.4 million increase in net unrealized appreciation in available-for-sale investments.

Our shareholders’ equity decline during 2012 was primarily due to our reported net loss of $29.1 million.

Total Assets and Liabilities

Our assets increased $41.9 million from $762.6 million at December 31, 2013 to $804.4 million at December 31, 2014.  The increase was primarily due to $138 million in debt financed acquisitions and development of real estate, offset by $75.1 million decrease in cash and cash equivalents used to fund operations and a $23 million decrease in investments. During 2014, our total liabilities increased by $95.2 million, from $197.7 million at December 31, 2013 to $292.9 million at December 31, 2014. The most significant increase in reported liabilities was from an increase in debt related to the $75 million of notes issued by UCP.

Net Loss

We reported a net loss from continuing operations, after noncontrolling interest, of $52.4 million for 2014 ($2.30 per share), compared to a net loss of $22.3 million for 2013 ($0.98 per share), and net loss of $25.9 million ($1.14 per share) in 2012. The primary causes of the net loss we reported in each period were as follows:

Year Ended December 31, 2014:

Our $52.4 million net loss primarily consisted of:

•	loss before income taxes of $61 million; and

•
$3.5 million benefit for income taxes. The effective tax rate for 2014 was a tax benefit of 6%, which was lower than our federal corporate income tax rate of 35% due primarily to the valuation allowance recorded on our net deferred tax assets.

Year Ended December 31, 2013:

Our $22.3 million net loss primarily consisted of:

•	loss before income taxes of $25.4 million; and

•
a $3.2 million provision for income taxes. The effective tax rate for 2013 was a tax provision of 13%, which was lower than our federal corporate income tax rate of 35%. The difference was due primarily to the valuation allowance recorded on our net deferred tax assets, the recording of a $4.1 million tax provision related to the taxable temporary difference attributable to our investment in Mindjet which is not expected to reverse within a period that would allow us to offset with existing deductible temporary differences, and other permanent difference.

Year Ended December 31, 2012:

Our $25.9 million net loss primarily consisted of:

•	loss before income taxes of $29.6 million; and

•
$1.1 million benefit for income taxes. The effective tax rate for 2012 was a tax benefit of 4%, which was lower than our federal corporate income tax rate of 35% due primarily to the valuation allowance recorded on our net deferred tax assets.

Discontinued Operations

We did not report any discontinued operations in 2014 or 2013. Our discontinued operations reported a loss of $3.1 million for the year ended December 31, 2012. The reported loss in 2012 included the loss on the sale of the segment of $6.9 million, offset by net income of $3.8 million. The income tax benefit for the loss on sale was $5 million. However, consistent with our overall conclusion that it was more likely than not we would not recognize our total deferred tax assets, a full valuation allowance was recorded.

Noncontrolling Interests

The results attributable to noncontrolling interest represent the share of net income or loss from our less than wholly-owned consolidated subsidiaries that is allocated, based on relative ownership percentage, to the noncontrolling shareholders of those entities. During 2014, noncontrolling interest decreased $5.9 million primarily due to the reported losses of the applicable subsidiaries. The 42.8% of UCP owned by noncontrolling interest is our most significant noncontrolling interest at December 31, 2014. In addition to UCP, the other significant subsidiaries in our consolidated financial statements that are less than wholly-owned are Northstar and Fish Springs. Loss attributable to noncontrolling interests was $7.2 million, $6.9 million and $2.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase in the loss attributable to the noncontrolling interest from 2013 was due to an allocation of $5.1 million of the loss reported by UCP and an allocation of $1.7 million of the loss reported by Northstar.

Treasury Stock

During 2014, we retired 3 million shares of our common stock that were previously classified as treasury stock, held at a cost of $55 million, in conjunction with the liquidation of several of our wholly-owned holding companies that owned the shares of PICO common stock. During 2012, we retired 1.4 million shares of our common stock that were previously classified as treasury stock, held at a cost of $22.9 million in conjunction with the sale of our insurance operations. Each retirement of treasury stock reduced both the number of our shares issued and the number of treasury shares and, as a result, did not affect our net shares outstanding and had no impact on our book value per share or earnings per share.

Comprehensive Income or Loss

We report comprehensive income or loss as well as net income or loss from the consolidated statement of operations and comprehensive income or loss.  Comprehensive income measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the consolidated statement of operations.

Over the past three years, we have recorded:

•
a comprehensive loss of $47.9 million in 2014, consisting of a net loss of $52.4 million, a $2.1 million decrease in net unrealized appreciation in investments and a $6.6 million net increase in foreign currency translation;

•
a comprehensive loss of $20.1 million in 2013, consisting of a net loss of $22.3 million and a $2.4 million increase in net unrealized appreciation in investments and a $165,000 net decrease in foreign currency translation; and

•
a comprehensive loss of $30.1 million in 2012, consisting of a net loss of $29.1 million, a $226,000 decrease in net unrealized appreciation in investments and an $829,000 net decrease in foreign currency translation.

Total Revenue (In thousands):

	Year Ended December 31,			Change	Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Water resource and water storage operations	$1,580	$25,862	$3,096	$(24,282)	$22,766
Real estate operations	191,440	93,272	59,066	98,168	34,206
Agribusiness operations	162,408	184,648	85,305	(22,240)	99,343
Corporate	(532)	27,398	2,614	(27,930)	24,784
Enterprise software		13,649		(13,649)	13,649
Total revenue	$354,896	$344,829	$150,081	$10,067	$194,748

The majority of our recurring revenue is expected to occur in our agribusiness from the sale of canola oil and meal and real estate operations from the sale of real estate and residential homes. Both of these segments generate significant revenue from volume sales of their products. Our water resource and water storage operations generate revenue from the sale and lease of water assets.

Our revenue in 2014 increased by $10.1 million primarily due to an increase in the number of residential homes sold. In 2013, our revenue increased by $194.7 million primarily due to selling higher quantities of canola oil and meal and an increase in the number of residential homes sold.

Costs and Expenses

Total costs and expenses in 2014 were $415.9 million, compared to $370.3 million in 2013, and $179.7 million in 2012. The increase in costs and expenses of $45.7 million in 2014 was largely due to activity in our real estate segment, which reported an increase in costs and expenses of $104.3 million primarily due to increased cost of sales of $87 million from additional sales of real estate and an additional $14.9 million in operating expenses due to increases in salary and benefit from hiring additional employees and other related overhead. The increase in costs and expenses in our real estate segment was offset by a $31.4 million decrease in costs and expenses of our agribusiness segment that was the result of a $34 million decrease in costs of goods sold.

The increase in costs and expenses of $190.6 million in 2013 was largely due to activity in our agribusiness segment, which reported an increase in expenses of $110 million, primarily from a $105.9 million increase in cost of sales of canola oil and meal, and a $4 million increase in overhead, interest and depreciation expenses. In addition, our real estate segment reported an increase in costs and expenses of $41.1 million primarily due to increased cost of sales of $28.9 million from additional sales of real estate and an additional $12.9 million in operating expenses due to increases in salary and benefit from hiring additional employees, and other related overhead.

Loss Before Income Taxes (In thousands):

	Year Ended December 31,			Change	Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Water resource and water storage operations	$(12,584)	$(867)	$(6,279)	$(11,717)	$5,412
Real estate operations	(10,531)	(4,442)	2,487	(6,089)	(6,929)
Agribusiness operations	(14,074)	(23,265)	(12,654)	9,191	(10,611)
Corporate	(23,854)	8,423	(13,132)	(32,277)	21,555
Enterprise software		(5,281)		5,281	(5,281)
Loss before income taxes	$(61,043)	$(25,432)	$(29,578)	$(35,611)	$4,146

WATER RESOURCE AND WATER STORAGE OPERATIONS

Thousands of dollars	Year Ended December 31,			Change	Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Revenue and other income:
Sale of real estate and water assets	$1,220	$24,050	$895	$(22,830)	$23,155
Other	360	1,812	2,201	(1,452)	(389)
Segment total revenue and other	1,580	25,862	3,096	(24,282)	22,766

Costs and expenses:
Cost of real estate and water assets sold	(726)	(16,939)	(483)	16,213	(16,456)
Impairment loss on intangible and long-lived assets	(5,791)	(993)		(4,798)	(993)
Interest expense	(18)	(206)	(54)	188	(152)
Depreciation and amortization	(1,098)	(1,197)	(1,325)	99	128
Overhead	(5,277)	(5,131)	(5,281)	(146)	150
Project expenses	(1,254)	(2,263)	(2,232)	1,009	(31)
Segment total expenses	(14,164)	(26,729)	(9,375)	12,565	(17,354)
Loss before income taxes	$(12,584)	$(867)	$(6,279)	$(11,717)	$5,412

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

Segment Revenue

We did not generate any significant sales of real estate and water assets during 2014. The 2014 revenue was primarily the result of the sale of 200 acres of real estate and approximately 28 acre-feet of stock water rights in Lincoln County, Nevada for total proceeds of $940,000 and a gross margin of $488,000.

We closed two sale transactions in June 2013 which, in aggregate, contributed the majority of the segment revenue for 2013. We sold 1,021 acres of land and 3,063 acre-feet of groundwater rights located in the Harquahala Valley, Arizona, for sale proceeds of $10 million and a gross margin of $6.3 million. In addition, we sold two farms in Idaho for sale proceeds of $13.7 million and a gross margin of $763,000. The two farms that were sold also generated lease revenue of $726,000 and $403,000 in 2013 and 2012, respectively. From the third quarter of 2013, we will no longer record any lease revenue or operating costs associated with the two farms that were sold.

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

Segment Expenses

In 2014, our total expenses decreased by $12.6 million as compared to 2013 primarily as a result of a decrease in cost of real estate and water assets sold of $16.2 million. The higher cost of real estate and water assets in 2013 was due to the two large sales transactions that occurred in 2013 as noted in Segment Revenue above.

This decrease in cost of real estate and water assets sold was offset by an increase of $4.8 million in impairment losses recorded in 2014 as compared to 2013. In 2014, as a result of our annual review of indefinite-lived intangible assets, using discounted cash flow models, we determined that the fair values of the intangible assets at our water projects in Dry Lake, Nevada and Lower Rio Grande, New Mexico of approximately $1.1 million and $2.2 million, respectively, were below the carrying values of $2.9 million and $2.6 million, respectively, resulting in impairment losses of $1.8 million and $438,000, respectively. In addition, in November 2014, our water rights application at our Campbell Ranch, New Mexico project was denied by the New Mexico State Engineer. We are currently appealing the ruling; however, due to the uncertainty of obtaining any water from our applications as a result of the initial ruling, we recorded an impairment loss of $3.5 million by writing down the project’s capitalized costs and assets to zero.

In 2013, our total expenses increased by $17.4 million as compared to 2012. This increase was due primarily to increased cost of real estate and water assets sold of $16.5 million in 2013 as compared to 2012 from the two transactions noted in segment revenue above.

The 2013 impairment loss of $993,000, recorded in 2013, related to our Fish Springs water asset in Washoe County. Specific events occurred in Washoe County that caused us to update our discounted cash flow models that calculate an estimated fair value for our intangible water credits and pipeline rights. The changes in assumptions relate to the timing of future estimated sales of our water assets as well as inputs in to the discount rate. As a result of updating our discounted cash flow models, the fair value of this intangible asset was estimated at $83.9 million compared to its then carrying value of $84.9 million. Consequently, in the second quarter of 2013, we recorded the $993,000 difference as an impairment loss to reflect the decrease in the estimated fair value of the asset.

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

If we fail to generate revenue, incur additional expenses beyond expectations, continue to report operating losses, or if expected prices for our water assets fall, we could be required to record additional impairment losses on our real estate, tangible and intangible water assets owned in this segment.

REAL ESTATE OPERATIONS

Thousands of dollars	Year Ended December 31,			Change	Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Revenue and other income:
Sale of real estate	$191,148	$92,726	$58,126	$98,422	$34,600
Other	292	546	940	(254)	(394)
Segment total revenue and other	191,440	93,272	59,066	98,168	34,206

Costs and expenses:
Cost of real estate sold	(157,474)	(70,518)	(41,659)	(86,956)	(28,859)
Impairment loss on intangible and long-lived assets	(2,865)	(418)		(2,447)	(418)
Interest expense			(1,017)		1,017
Operating expenses	(41,632)	(26,778)	(13,903)	(14,854)	(12,875)
Segment total expenses	(201,971)	(97,714)	(56,579)	(104,257)	(41,135)
Income (loss) before income taxes	$(10,531)	$(4,442)	$2,487	$(6,089)	$(6,929)

As of December 31, 2014, our businesses in the real estate operations segment are primarily conducted through our 57.2% owned subsidiaries UCP, Inc. and UCP, LLC and its homebuilding and land development operations in California, Washington, North Carolina, South Carolina and Tennessee.

In 2014, 2013, and 2012 UCP sourced, underwrote and acquired real estate in its target markets to increase its land inventory and ability to either build and sell homes through its wholly owned subsidiary, Benchmark Communities, or develop land and sell lots to third-party homebuilders. On April 10, 2014, UCP acquired Citizens Homes, Inc. Citizens builds and sells homes in North Carolina, South Carolina and Tennessee. UCP also actively acquires and develops lots in California and Washington State in an effort to maintain and grow its lot supply. In addition to expanding its business in existing markets in these states, UCP continues to evaluate opportunities to expand into other markets with favorable housing demand fundamentals, including, in particular, long-term population and employment growth.

Our real estate sales are contingent upon numerous factors and, as such, the timing and volume of real estate sales in any one quarter is unpredictable. Historically, the level of real estate sales has fluctuated from period to period. Accordingly, it should not be assumed that the level of sales as reported will be maintained in future years.

During 2014, in spite of interest rate volatility, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high home affordability and improving employment.

We believe that during the prior years, the broader housing market was affected by interest rate volatility and the partial federal government shutdown and the events leading up to it. Additionally, we believe that seasonal factors affected the broader housing market as well as our markets. Individual markets continue to experience varying results, as local home inventories, home affordability, and employment factors strongly influence each local market.

Our wholly-owned subsidiary, Bedrock Land Development, Inc. (“Bedrock”) also owns real estate in Fresno, California that is tentatively approved for the development of 167 lots. Bedrock is not a part of UCP’s operations.

Segment Revenue and Gross Margin

In the following discussion, gross margin is defined as sale of real estate less cost of real estate sold, and gross margin percentage is defined as gross margin divided by sale of real estate.

In 2014, total segment revenue increased by 105% to $191.4 million as compared to total segment revenue of $93.3 million in 2013. This increase in revenue of $98.2 million was attributable to a combination of the change in volume and average sales price (“ASP”) of homes and lots sold by UCP in 2014 as compared to 2013 as follows:

•
an increase in the number of homes sold from 196 homes in 2013 to 432 homes in 2014. The number of selling communities at the end of the period increased from seven at December 31, 2013 to sixteen at December 31, 2014;

•	a decrease in the ASP of homes sold of approximately 3% from $370,000 per home in 2013 as compared to $360,000 per home in 2014;

•	an increase in the number of lots sold from 253 units in 2013 to 348 units in 2014; and

•	an increase in revenue per lot of approximately 16% from $80,000 per lot in 2013 to $93,000 per lot in 2014.

Total gross margin increased by approximately $11.5 million from $22.2 million in 2013 to $33.7 million in 2014. This increase in gross margin was primarily due to year-over-year increase in volume of homes and lots sold.

The gross margin percentage of homes sold declined from 21% in 2013 to 17% in 2014. This gross margin percentage change was primarily attributable to the different cost basis of the active selling communities in 2014 as compared to 2013. In addition, an increase in year-over-year buyer incentives and interest cost also resulted in a reduced homebuilding gross margin percentage in 2014 as compared to 2013. This decline in the gross margin percentage of homes sold was more than offset by the increased volume of homes sold.

The increased volume of home sales was driven by a year-over-year increase in the number of selling communities and an increased sales rate at certain of these selling communities. The increase in the number of selling communities in 2014 as compared to 2013 was partially attributable to the acquisition of the assets from Citizens in April 2014.

The gross margin percentage of lots sold declined from 33% in 2013 to 22% in 2014. The gross margin percentage of lots sold is not necessarily directly comparable from period to period due to several factors including the stage of development and the location of the lots as well as the cost basis in the lots. In addition, there was a significant year-over-year increase in the volume of lots sold. The volume, revenue and gross margin of lots sold can vary considerably from period to period; such sales tend to be driven by discrete transactions which are motivated by numerous considerations, including opportunistic conditions in the markets in which we own lots.

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at December 31, 2014 was $32.5 million as compared to a backlog of $17.1 million at December 31, 2013. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

In 2013, total segment revenue increased by 58% to $93.3 million as compared to total segment revenue of $59.1 million in 2012.  This increase in revenue of $34.2 million was attributable to a combination of the change in volume and ASP of homes and lots sold by UCP in 2013 as compared to 2012 as follows:

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

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Year Ended December 31,
	2014	2013	2012
Lots sold	348	253	560
Homes sold	432	196	41

Revenue (in thousands)
Lot revenue - total	$32,513	$20,215	$44,066
Lot revenue - per lot	$93	$80	$79

Home revenue - total	$155,382	$72,511	$14,060
Home revenue - per home	$360	$370	$343

General contracting revenue	$3,253

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$7,168	$6,625	$12,362
Gross margin percentage - lots	22%	33%	28%

Gross margin - homes	$26,080	$15,583	$4,105
Gross margin percentage - homes	17%	21%	29%

Gross margin total - lots and homes	$33,248	$22,208	$16,467
Gross margin percentage total - lots and homes	18%	24%	28%

Other income amounted to $292,000, $546,000 and $940,000 in 2014, 2013 and 2012, respectively.  This income was primarily composed of income from easements, development work reimbursements, and investment income.

Segment Expenses

Segment operating expenses were $41.6 million in 2014, $26.8 million in 2013 and $13.9 million in 2012. Operating expenses in 2014 increased by $14.9 million compared to 2013. This increase was primarily the result of the following factors:

•
an increase in salaries and benefits in 2014 as compared to 2013 of $4.5 million due to additional headcount as UCP continued to grow its development and homebuilding business and as a result of the acquisition of Citizens;

•	a charge of $3.7 million in 2014 for stock based compensation as compared to $2.2 million charge in 2013;

•	an increase in marketing and sales costs in 2014 as compared to 2013 of $3.5 million due to an increased volume of homes sold in 2014 as compared to 2013; and

•	an increase in consulting expense of $1.6 million, incurred primarily in connection with the Citizen’s acquisition.

The only real estate in this segment not owned by UCP is the undeveloped property in San Diego County, California and a property in Fresno, California that is owned by Bedrock. The San Diego County property was purchased several years ago in conjunction with a plan to develop an alternative energy plant on the site. Concurrent with our purchase of the property we entered into an option to sell the property to the developer of the project. Ultimately the developer was unsuccessful in completing the project and, as a result, the option on the property was never exercised. Alternative development opportunities have proven unsuccessful and the property has also been impacted by protected species issues. As a result, we have decided to sell the property as-is. Accordingly, during 2014 we wrote down the carrying value of the property to our estimate of the current undeveloped fair value of the property and recorded an impairment loss of $2.9 million, which was not included in UCP’s results.

Operating expenses in 2013 increased by $12.9 million compared to 2012.  This increase was due primarily to the following factors:

•	an increase in salaries and benefits in 2013 as compared to 2012 of $4.7 million due to additional headcount as UCP continued to grow its development and homebuilding business;

•
a charge of $2.2 million in 2013 for stock based compensation with no corresponding charge in 2012. On completion of the initial public offering, certain directors and officers of UCP were granted an aggregate of 430,333 Class A RSU with an aggregate grant value of $6.5 million. The awards to the officers (422,333 RSUs) vest 1/3 on December 31, 2013, 1/3 on the first anniversary of the grant date and 1/3 on the second anniversary of the grant date. The awards to the directors (8,000 RSUs) vest on the first anniversary of the grant date. The associated stock-based compensation expense is calculated based on the fair value of UCP’s stock on the date the awards were granted ($15 per share) and is recognized over the vesting period of the awards;

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

There were no impairment losses recorded in any of the three years ended December 31, 2014 for UCP’s real estate. If we continue to report operating losses in the future, or if market conditions deteriorate, we could be required to record impairment losses on our real estate.

The $6.1 million increase in segment loss in 2014 compared to 2013 was primarily due to the following combination of factors:

•	an increase in operating costs of $14.9 million in 2014

•	an increase in impairment losses of $2.4 million; and

•	offset by an increase in gross margin of $11.5 million from sales at UCP in 2014.

The $6.9 million decrease in segment income in 2013 compared to 2012 was largely due to the following combination of factors:

•	an increase in operating costs of $12.9 million in 2013; and

•	offset by an increase in gross margin of $5.7 million from sales at UCP in 2013.

AGRIBUSINESS OPERATIONS

Thousands of dollars	Year Ended December 31,			Change	Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Revenue and other income:
Sales of canola oil and meal	$163,855	$184,139	$85,255	$(20,284)	$98,884
Other revenue (loss):
Loss on trading derivatives	(1,966)			(1,966)
Other	519	509	50	10	459
Segment total revenue and other	162,408	184,648	85,305	(22,240)	99,343

Cost of goods sold:
Cost of canola oil and meal sold	(137,565)	(173,210)	(77,549)	35,645	(95,661)
Depreciation	(8,079)	(8,221)	(3,187)	142	(5,034)
Other direct costs of production	(11,024)	(9,269)	(4,094)	(1,755)	(5,175)
Total cost of goods sold	(156,668)	(190,700)	(84,830)	34,032	(105,870)

Expenses:
Depreciation	(179)	(146)	(284)	(33)	138
Interest expense	(5,536)	(5,746)	(2,654)	210	(3,092)
Plant costs and overhead	(14,099)	(11,321)	(10,191)	(2,778)	(1,130)
Segment total expenses	(176,482)	(207,913)	(97,959)	31,431	(109,954)
Loss before income taxes	$(14,074)	$(23,265)	$(12,654)	$9,191	$(10,611)

Segment Revenue and Gross Margin

We generated sales of canola oil and meal of $184.1 million in 2013 compared to $163.9 million in 2014. The change in revenue was the result of a 17% decrease in the average sales price per unit, partially offset by a year-over-year increase in sales volume of 4%. However, our gross margin (sales of canola oil and meal less total cost of goods sold) was $7.2 million in 2014 as compared to a negative gross margin of $6.6 million in 2013, an increase of $13.7 million.

We manage our canola seed crushing operations by reference to the crush margin, which is sales of canola oil and meal less cost of canola oil and meal sold. Our crush margin increased by $15.4 million from $10.9 million in 2013 to $26.3 million in 2014.

The increase in both gross margin and crush margin in 2014 as compared to 2013 was primarily due to an improved board crush margin during the first half of 2014, improved oil sales customer mix, and expanded seed purchase and storage during canola harvest. The combined effect of these factors resulted in a crush margin of $77.8 per ton in 2014 compared to $32.1 per ton in 2013.

Our crush margin also includes the result of derivative hedges intended to stabilize crush margins - the cost or benefit of which is included in cost of canola oil and meal sold. In 2014 we recorded a loss of $5.1 million, as compared to a loss of $2.8 million in 2013, from the settlement and valuation of our derivative contracts. These losses were primarily due to derivative instruments that allowed us to swap the actual floating board margin price for a fixed price on a per ton crushed basis. The extremely cold winter, frequent storms and snowfall experienced throughout the Midwest during the winter of 2013/2014, resulted in severe rail service deficits by all major class 1 rail providers. The resulting rail freight backlog spilled over to other modes of transport, primarily trucks, creating a very widespread general transportation shortage. Due to inadequate rail service we were unable to ship sufficient product volumes to our customers and were forced to restrict our crush capacity during both the first and second quarters of 2014. We were not able to crush the anticipated volume of canola seed covered by the derivative swap contracts. The reduced crush volume resulted in a shortfall in margin capture and revenue, which did not match the derivative swap contract liability, leading to a loss of $3 million. During the second quarter of 2014, we augmented our crush margin hedging capabilities, implementing an internal board margin hedging process, which provides a much more robust and flexible hedging methodology.

In addition, as crush margins declined during the third and fourth quarter of 2014, we implemented a margin enhancement derivative trading program. The net result of this effort was positive during the third quarter of 2014, however ultimately ended with a loss of $2 million in 2014 with no corresponding loss in 2013 and 2012.

Our gross and crush margins are also impacted by the total volume of seed crushed on an annual basis. The average daily crush rate was largely unchanged in 2014 (926 tons per day) as compared to 2013 (933 tons per day).

Throughout much of 2013 and for the most part of 2014 our expected daily crush capacity was 1,200 tons per day. In November 2014, after the completion of the planned expansion, our plant’s daily crush capacity was increased to 1,400 tons per day, an increase of 16.7% over its previous capacity.

Based on a daily crush capacity of 1,200 tons our capacity utilization ratio was 77% in 2014, slightly below the 78% utilization achieved in 2013. We believe that the major contributing factors limiting capacity utilization in both 2013 and 2014, including inadequate rail service, seed storage limitations, and the expansion outage itself, have either been resolved or are non-recurring issues. As a result, in future reporting periods, we expect our capacity utilization ratio to improve significantly, which we expect will lead to an increase in crush volume and revenue.

As a result of the plant commencing crushing operations in 2012, we started depreciating the plant in the third quarter of 2012. As such, we recorded a full year’s charge for depreciation in cost of goods sold of $8.1 million in 2014 and $8.2 million in 2013 and a $3.2 million charge for depreciation in cost of goods sold in 2012.

We generated sales of canola oil and meal of $85.3 million in the year ended December 31, 2012, which represented about four and a half months operating activity since full-scale operations commenced in mid-August 2012. We generated a gross margin of $425,000 in the year ended December 31, 2012.

It is our belief that the plant’s results for revenue generated and the gross margin for 2014, 2013 and 2012 are not indicative of the plant’s future long-term operating results for a number of reasons. In 2012 the plant operated in start-up mode for significant periods and we frequently started and stopped crushing operations prior to and during the plant performance testing phase to make minor equipment modifications and calibrate certain equipment to maximize future efficiency. In 2012 and 2013 we experienced an unusually poor crush margin environment due to the high price and lack of availability of canola seed. In 2014, we had significantly impaired crush capacity utilization due to inadequate rail service, seed storage shortfalls and the expansion outage. In future reporting periods, the monthly and quarterly crush volumes should be higher than we have achieved historically due to the plant capacity expansion, seed storage expansion and additional dedicated rail cars that were added to our fleet all of which were completed during the fourth quarter of 2014. These expectations are borne out by recent operating experience, having set a new daily crush record of 1,554 tons per day in December 2014 and 1,417 tons per day average over a 14 day period in January 2015.

Segment Expenses

Plant costs and overhead in the years ended December 31, 2014, 2013 and 2012 included corporate and administrative salaries and benefits, consulting fees, insurance, office expenses, marketing fees paid to Purina, freight costs for shipping our oil and meal, and certain due diligence expenses for potential expansion opportunities. The year-over-year increase in plant costs and overhead of $2.8 million in 2014 was due primarily to increased expense associated with onetime costs associated with adding new rail cars to our fleet, salaries and benefits for additional staffing associated with our internal commodities hedging, logistics management and Canadian canola seed storage and handling location, and increased natural gas expenditures following a gas supply interruption in January 2014.

The increase from 2012 to 2013 of $1.1 million was primarily due to the expansion due diligence expenses incurred in 2013.

In 2014, 2013 and 2012, we recorded interest expense of $5.5 million, $5.7 million and $2.7 million, respectively, related to an outstanding revolving credit facility and a multi-draw term loan.

A significant decline in crude oil prices, together with uncertainty regarding U.S. government policies that govern the volume of biodiesel blended into the U.S. fuel supply, have created a negative outlook for crush margins in 2015. If we continue to report operating losses in the future, we could be required to record an impairment loss on our goodwill and other asset balances in this segment.

CORPORATE

Thousands of dollars	Year Ended December 31,			Change	Change
	2014	2013	2012	2013 to 2014	2012 to 2013
Revenue:
Deferred compensation revenue	$734	$946	$2,057	$(212)	$(1,111)
Other revenue (loss):
Loss on dissolution in 2014 and gain on deconsolidation in 2013	(9,336)	21,181		(30,517)	21,181
Other	8,070	5,271	557	2,799	4,714
Segment total revenue (loss) and other	(532)	27,398	2,614	(27,930)	24,784

Costs and expenses:
Stock-based compensation expense	(3,415)	(3,812)	(3,873)	397	61
Deferred compensation expense	(1,190)	(2,318)	(2,403)	1,128	85
Foreign exchange gain (loss)	(2,347)	658	584	(3,005)	74
Interest expense	(210)	(629)	(428)	419	(201)
Impairment loss on intangible and long-lived assets	(4,428)			(4,428)
Other	(11,732)	(12,874)	(9,626)	1,142	(3,248)
Segment total expenses	(23,322)	(18,975)	(15,746)	(4,347)	(3,229)
Income (loss) before income taxes	$(23,854)	$8,423	$(13,132)	$(32,277)	$21,555

The corporate segment consists of cash, fixed-income securities and equity securities, including a portfolio of Swiss equity securities and, as a result of the merger during the third quarter of 2013 between Spigit and Mindjet, our resulting investment in Mindjet. The corporate segment also includes the assets, liabilities and the results of operations of our oil and gas venture, Mendell, and other parent company assets and liabilities which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors. Revenue consists of interest earned on cash balances and securities and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year. In addition, revenue in 2014 and 2013 also includes our share of revenue generated from oil and gas sales from wells drilled by Mendell. The segment results above do not include our share of the income or loss from any investments we account for using the equity method.

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

Segment Revenues

The decrease in segment revenue was primarily due to a $21.2 million gain recorded on the deconsolidation of Spigit in 2013 with no corresponding gain in 2014 and a loss of $9.3 million recorded in 2014 arising from the dissolution of our subsidiary whose currency was denominated in Swiss Francs, with no corresponding loss in 2013. There was no book value impact of the loss recorded from the dissolution of the foreign denominated entity as we had previously recorded the loss through our foreign currency translation adjustment included as part of the accumulated other comprehensive loss. We also recorded revenue of $3.1 million in 2014 from our share of oil and gas sales from three wells drilled by Mendell as compared to revenue from oil and gas sales of $1.7 million in 2013. There was no corresponding oil and gas revenue in 2012.

Segment revenue in 2013 increased by $24.8 million as compared to 2012. The increase in segment revenue was principally due to the gain recorded on the deconsolidation of Spigit in 2013. On September 10, 2013, Spigit was merged with Mindjet and as a result, we no longer owned a controlling financial interest in Spigit. On the date of the merger, we deconsolidated the assets and liabilities of Spigit, and simultaneously recorded our investment in Mindjet at fair value resulting in a gain of $21.2 million before certain transaction expenses described below.

Segment Expenses

In 2014, segment expenses increased by $4.3 million as compared to 2013 primarily due to an impairment loss of $4.4 million related to four oil and gas wells we have drilled in the Wattenburg Field in Colorado. As of December 31, 2014, three of these wells were producing and the fourth well was drilled in January 2015 but is currently not completed and producing. Due to an over 40% decline in crude oil prices during the fourth quarter of 2014 we completed an impairment analysis that was based on current pricing of crude oil and gas, estimated oil and gas reserves, and expenses for each well. Based on our assumptions we determined the capitalized costs would not be recovered which resulted in an impairment loss for the year ended December 31, 2014 of $4.4 million.  The remaining carrying value of our oil and gas assets is $1.7 million. There were no impairment losses during the years ended December 31, 2013 and 2012. In future reporting periods, due to the accelerated write down of our previously capitalized costs arising from the impairment loss in 2014, our depletion expense for each well will be significantly reduced over the remaining expected life of each well. However, it is reasonably possible given the price declines in the oil and gas industry that we will record additional impairment losses on our producing wells and the oil and gas well that we anticipate being completed during 2015.

In 2013, segment expenses increased by $3.2 million as compared to 2012. The increase was primarily due to a $2.2 million expense included in other costs that were incurred in conjunction with the merger between Spigit and Mindjet. The expense reflects the fair value of Mindjet common shares granted to certain members of Spigit management from our allocation of Mindjet common shares under the terms of the merger. In addition, $1.9 million related to the operation and development of Mendell’s oil and gas wells and leases, which was included in other costs. There was no corresponding Mendell related expense in 2012.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the closing price of PICO common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of December 31, 2014, there was $5.4 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests. Of the $5.4 million, $2.5 million relates to RSU and $2.9 million relates to incentive stock options (“ISO”).

The stock-based compensation expense consists primarily of the following awards: (in thousands):

	2014	2013	2012
RSU - Officers	$2,995	$3,483	$3,637
RSU - Directors	321	329	175
RSU - Management	17
ISO - Officers	82
RSA - Directors			61
	$3,415	$3,812	$3,873

RSU:

When an RSU vests, the recipient receives a new share of PICO common stock for each RSU, less that number of shares of common stock equal in value to applicable withholding taxes.

During 2014, the Company issued 113,334 RSU to various officers, 2,202 RSU to each of the six non-employee directors of the Company and 15,585 RSU to various members of management. The RSU vest over a four year, one year and three year period from the grant date, respectively. The RSU were valued at the Company’s closing stock price on the date of grant and the compensation expense is being recognized over the vesting period of the awards.

During 2014, 15,435 RSU granted to directors in 2013, and 454,000 RSU granted to various officers in 2010 vested, which resulted in 247,253 newly issued shares of PICO common stock, net of applicable withholding taxes.

ISO:

During 2014, the Company issued a total of 453,333 ISO to various officers. Of the ISO granted, 285,714 are exercisable for up to four years and seven months from the grant date and 167,619 are exercisable for up to 10 years from the grant date. All of the ISO issued contain a market condition based on the achievement of a stock price target (125% of the exercise price) during the contractual term and vest monthly over a three year period. We used a Hull-White I (HWI) embedded option, pricing barrier lattice model within a Monte Carlo simulation to determine the fair value of the ISO. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is the vesting period of the ISO. As of December 31, 2014 there were no ISO exercisable as the market condition had not yet been met.

Stock Appreciation Rights (“SAR”):

Outstanding SAR at December 31, 2014 represented awards that had fully vested by the end of 2009. Consequently, no stock-based compensation expense related to SAR was recorded during the three years ended December 31, 2014. The Company had 1,110,155 SAR outstanding with an exercise price of $33.76, and 486,470 SAR outstanding with an exercise price of $42.71.  The exercise price of the outstanding SAR was higher than the closing PICO common stock price of $18.85 at December 31, 2014.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment primarily resulted from the effect of fluctuations in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an intercompany loan, which was denominated in Swiss Francs. In conjunction with the dissolution of certain wholly-owned subsidiaries during 2014, the intercompany loan was canceled. Consequently, we do not anticipate recording any similar foreign exchange gains or losses in the future.

Investment in Unconsolidated Affiliate (Mindjet)

At December 31, 2014, we owned 28.4% of the voting interest in Mindjet, comprised of 15% of common shares and 13.4% of preferred shares, which is reported as an equity investment in our consolidated financial statements as we believe that we exercise significant influence over Mindjet’s operating and financial policies.  Our share of Mindjet’s loss is reported below our income or loss before income taxes and is therefore not part of the corporate segment result shown in the table above.

We account for the investment in Mindjet common stock using the equity method of accounting, which resulted in recording a loss of $2.1 million in the statement of operations and comprehensive income or loss within equity in loss of affiliate representing our 15% share of Mindjet’s loss for the year ended December 31, 2014. The investment in preferred stock is held at cost, less recorded impairment losses, in the accompanying consolidated balance sheet.

It is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require us to record additional impairment losses on our investment in Mindjet.

ENTERPRISE SOFTWARE

Year Ended
Thousands of dollars	December 31, 2013
Revenue:
Software and services revenue	$13,649

Costs and expenses:
Cost of software and services sold	(3,033)
Interest expense	(300)
Depreciation	(64)
Operating expenses	(15,533)
Segment total expenses	(18,930)
Loss before income taxes	$(5,281)

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

The sales price of approximately $15.5 million resulted in a loss on sale of $6.9 million before income taxes which was recorded in the accompanying consolidated statement of operations for the year ended December 31, 2012. The income tax benefit for the loss on sale is estimated to be $5 million. However, consistent with the Company’s overall conclusion that it is more likely than not that the Company will not recognize our deferred tax assets, a full valuation allowance has been recorded on this benefit.

As a result of the sale, the insurance segment qualified as held for sale and was classified as discontinued operations in the accompanying consolidated financial statements as of December 31, 2012.

The net loss is as follows (in thousands):

Year Ended
December 31, 2012

Net investment income	$572
Net realized gain on investments	4,059
Other income	123
4,754
Operating and other costs	(977)
Income before income taxes	3,777
Loss on write down of assets to fair value	(6,920)
Net loss	$(3,143)

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2014, 2013, AND 2012

Our assets primarily consist of real estate and tangible and intangible water assets, property, plant and equipment, cash and cash equivalents, and investments in publicly-traded securities.  Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at December 31, 2014 were as follows:

•	Water resource and water storage operations segment held cash of $471,000.
•	Real estate operations segment held cash of $42 million.
•	Agribusiness segment held cash of $301,000.
•
Corporate segment held cash of $20.2 million, and marketable equity and debt securities with a market value of $22 million and $6.4 million, respectively. Included in those totals is $5.3 million in cash, $11.3 million in equities and $6.4 million in debt securities that are held in deferred compensation rabbi trusts accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include existing cash and investments, cash flows from our real estate and agribusiness operations that are restricted for use in those respective operations, the sale of tangible and intangible water and water resource assets, loans and debt or equity offerings.  We are not subject to any debt covenants which limit our ability to obtain financing through debt or equity offerings. However, debt covenants and restrictions in Northstar and UCP limit us from transferring cash from those operations for use elsewhere in our Company.

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

On April 10, 2014, UCP, LLC acquired the assets and liabilities of Citizens for $14 million in cash and contingent consideration of $6 million. Citizens builds and sells homes in North Carolina, South Carolina, and Tennessee. The contingent consideration arrangement requires the Company to pay the owners of Citizens up to $6 million, in the aggregate, based on various pre-tax net income performance milestones over a five year period commencing on April 1, 2014. The preliminary estimated fair value of the contingent consideration based on a weighted probability of achievement of the performance milestones was $4.6 million, which was subsequently revised down to $3.9 million as of December 31, 2014.

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

Certain real estate debts include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require us to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, we may be required to make principal payments in order to maintain the required loan-to-value ratios. As of December 31, 2014, the lenders have not requested, and we have not obtained, any such appraisals. The Notes limit UCP’s ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that UCP may incur indebtedness so long as UCP’s ratio of indebtedness to its consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of UCP’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of UCP’s consolidated assets. Additionally, the Notes require UCP to maintain at least $50 million of consolidated tangible assets not subject to liens securing indebtedness; maintain a minimum net worth of $175 million; maintain a minimum of $15 million of unrestricted cash and/or cash equivalents; and not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time.

Agribusiness

We recorded $163.9 million in sales of canola oil and meal and $156.7 million in cost of sales of such products during 2014. During 2014, prices for canola seed generally declined, which eased our working capital requirement needed for the purchase of seed inventories and to fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories. We have generally financed operations with cash received from sales of canola products, and cash from our revolving credit facility. However, during 2014, we also invested an additional $7.9 million of preferred capital, with a 10% rate of return, including $4.6 million for capital expenditure to increase the crushing capacity of our canola seed crushing facility. We have funded a total of $40.4 million of preferred capital since 2012.

During the third quarter of 2014, we breached the debt service coverage ratio in our credit agreement, primarily due to operating losses. In the fourth quarter of  2014, we negotiated new values for the debt service coverage ratio covenant, such that the ratio beginning at January 1, 2015 and at each quarter ending thereafter through December 31, 2015, will not be less than 1.00 to 1.00. As a part of the amendment to the credit agreement, we received a waiver for the requirement to comply with the debt service coverage ratio for the fourth quarter ending December 31, 2014. We also negotiated a new value for the minimum net worth of the borrower, such that we will not permit our net worth on any date to be less than $50 million.

It is likely our canola business continues to report losses in the future, which makes it possible that we could breach one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business. Furthermore, additional losses could require us to record impairment losses on the recorded goodwill and other asset balances in this segment.

At December 31, 2014, Northstar had $84 million outstanding under a $116.5 million credit agreement which consisted of:

•
$77.6 million outstanding on the non-recourse senior secured multi-draw term loans. Interest is payable quarterly, and the principal will be repaid over five years, with quarterly payments of $1.5 million that began on March 31, 2013 and a final payment of $62.6 million due on August 14, 2017; and

•
$6.4 million outstanding on a $27 million non-recourse senior secured revolving credit facility that provides the business with working capital. The revolving credit facility will be available until August 14, 2017.

The credit agreement contains the following significant financial covenants, each of which the Company was in compliance with at December 31, 2014.

1)
Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At December 31, 2014, Northstar’s ratio was approximately 0.60.

2)
Debt Service Coverage Ratio: Beginning on January 1, 2015, Northstar will not permit its debt service coverage ratio to be less than 1.25 to 1.00; provided, however, that if the Company is not in compliance with the covenant, the Company shall be considered in compliance if the debt service coverage ratio is not less than 1.00 to 1.00 as of the last day of any quarter. At December 31, 2014, Northstar obtained a waiver for the requirement to comply with the debt service coverage ratio for the quarter ending December 31, 2014.

3)	Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $50 million. At December 31, 2014, Northstar’s net worth was approximately $55.2 million.

The working capital loan includes certain restrictions as follows:

1)
The proceeds of the working capital loan cannot be used to finance the payment of any construction expenses, payment of any dividends or distributions, or to finance inventory located in any province in Canada other than Manitoba or Saskatchewan.

2)
Northstar cannot declare or pay any dividends or distributions (in cash, property or obligations), provided, however, that dividends or distributions are permitted so long as no event of default has occurred and is continuing, Northstar is in compliance with all material financial covenants, and after giving effect to such dividend or distribution, Northstar’s liquidity is not less than $3 million.

3)	Northstar maintains a restricted cash balance of $5 million, which is held as a debt service reserve account.

Corporate

Our corporate segment generates investment returns and cash flow through a portfolio of small-capitalization value stocks publicly traded primarily in Switzerland and in the U.S. and from the sale of oil and gas production from our wells in Colorado. The Swiss portfolio was partially financed with loans denominated in Swiss Franc to provide a natural hedge against fluctuation in the U.S. dollar-Swiss Franc exchange rate. Proceeds from the sale of the securities in the Swiss portfolio were used to repay the Swiss debt during 2014.

Due to a significant decline in crude oil prices during the fourth quarter of 2014, we recorded an impairment loss on our oil and gas assets. It is reasonably possible that we will record additional impairment losses in the future on our producing wells and the oil and gas well being completed during 2015.

Consolidated Cash and Securities

At December 31, 2014, we had unrestricted and available cash of $14.4 million, and available-for-sale debt and equity securities of $10.7 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segments. At December 31, 2013, we had unrestricted and available cash of $43.8 million, and available-for-sale debt and equity securities of $13.2 million.

We estimate that we have sufficient cash and available-for-sale securities to cover our cash needs for at least the next 12 months. In the long-term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, obtain a line of credit, or complete a debt or equity offering under our $400 million effective shelf registration statement. Any additional equity offerings may be dilutive to our stockholders and any additional debt offerings may include operating covenants that could restrict our business.

Cash Flow

Our cash flows from operating, investing, and financing activities of continuing operations were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in) continuing operations:
Operating activities	$(148,092)	$(58,564)	$(45,872)
Investing activities	(4,892)	2,722	(26,775)
Financing activities	76,027	94,165	40,063
Effect of exchange rates on cash	1,896	(399)	(535)
Increase (decrease) in cash and cash equivalents	$(75,061)	$37,924	$(33,119)

Cash Flows From Operating Activities

During 2014, the primary uses of operating cash were $282.8 million (net of debt financing of $7.3 million) to acquire and develop our residential homes and lots and $150.6 million to purchase canola seed. We used $72.9 million for overhead expenses, primarily for salaries, benefits, marketing expenses, commissions, professional fees, interest and various project and other expenses. Offsetting the uses of cash from operating activities were $190.7 million in cash received from the sale of residential homes and lots, $168.6 million in cash received from sales of canola oil and meal, $3.9 million from realized gains on investments and sales of oil and gas, and $1.2 million in cash received from sales of real estate and water assets.

During 2013, the primary uses of cash were $189.9 million to purchase canola seed and $105.4 million (net of debt financing of $6.6 million) to acquire and develop our residential homes and lots. We used $74.6 million for overhead expenses, primarily for salaries, benefits, marketing expenses, commissions, professional fees, interest and various project and other expenses. Offsetting the uses of cash from operating activities were $186.4 million in cash received from sales of canola oil and meal, $93.3 million in cash received from the sale of residential homes and lots, and $24.1 million in cash received from sales of real estate and water assets.

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

Cash Flows From Investing Activities

During 2014, the primary uses of cash were $14 million used in the acquisition of the assets of Citizens, $11.7 million used to purchase property, plant, and equipment in our agribusiness segment and oil and gas operations, and $11 million to purchase additional debt and equity securities. These uses of cash were offset by $31 million received from the sale of debt and equity securities.

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

Cash Flows From Financing Activities

During 2014, financing activities provided cash of $76 million, primarily due to the cash proceeds of $184.7 million from our debt arrangements, which includes the $75 million in Notes raised during the year, used primarily to fund the acquisition and development of our real estate projects, offset by repayments of debt of $101.5 million comprised of $48.4 million primarily of construction debt repaid when certain real estate properties were sold, $34.5 million repaid on our agribusiness debt, and $18.6 million in repayments of Swiss debt.

During 2013, the most significant cash inflow was from the $105.5 million raised in our IPO of UCP common stock; we also borrowed $33.7 million to finance the acquisitions of real estate and home construction and borrowed $34.2 million on our line of credit to finance working capital needs in our agribusiness operations. Offsetting these inflows were repayments of $38.5 million of mortgage debt on real estate that was sold during the year and $40.2 million paid on the debt in our agribusiness operations.

During 2012, we borrowed $43.5 million to pay for construction costs of our canola plant, and drew $5 million on the working capital loan to finance its operations. We borrowed $7.4 million to finance residential real estate construction and paid down $13.7 million of mortgage debt on property that was sold during the year in our real estate segment.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2014 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt	$32,106	$187,390			$219,496
Interest on debt	12,582	19,875			32,457
Operating leases	2,686	7,261	$1,596		11,543
Total	$47,374	$214,526	$1,596	$—	$263,496

The Company had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2014.

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

At December 31, 2014, we had $6.4 million of debt securities, and $22 million of marketable equity securities, $5.4 million of which were denominated in foreign currencies, primarily Swiss Francs and New Zealand dollars, that were subject to market risk. At December 31, 2013, we had $9.2 million of debt securities, and $41.4 million of marketable equity securities, $23.1 million of which were denominated in foreign currencies, primarily Swiss Francs, that were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks.  For debt securities, we use duration modeling to calculate changes in fair value.  The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security.  At December 31, 2014, and 2013, the model calculated a loss in fair value of $202,000 and $171,000, respectively.  For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity.  For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment.  The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at December 31, 2014, and 2013, of $4.4 million and $8.3 million, respectively, that would reduce the unrealized appreciation in shareholders’ equity.  The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss of $1.1 million at both December 31, 2014, and 2013, that would impact the foreign currency translation in shareholders’ equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except per share amounts) for 2014 and 2013 are shown below.  In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Sale of real estate and water assets	$25,646	$63,780	$56,742	$46,200
Sale of canola oil and meal	34,859	48,960	41,144	38,892
Other	771	4,740	3,869	(10,707)
Total revenue and other income	$61,276	$117,480	$101,755	$74,385

Gross profit - real estate and water assets	$4,591	$12,179	$10,138	$7,260
Gross profit (loss) - canola oil and meal	$685	$8,071	$(2,070)	$501

Net income (loss)	$(15,905)	$1,908	$(10,441)	$(35,167)
Net income (loss) attributable to PICO Holdings, Inc.	$(13,247)	$1,837	$(9,937)	$(31,078)
Basic and diluted net income (loss) per share	$(0.58)	$0.08	$(0.44)	$(1.36)

	Three Months Ended (1)
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Sale of real estate and water assets	$11,807	$51,385	$23,766	$29,818
Sale of canola oil and meal	39,556	44,913	55,306	44,364
Sale of software	3,650	5,597	4,402
Other	1,795	3,312	23,312	1,846
Total revenue and other income	$56,808	$105,207	$106,786	$76,028

Gross profit - real estate and water assets	$3,755	$13,166	$5,706	$6,692
Gross profit (loss) - canola oil and meal	$(5,106)	$(4,495)	$2,224	$816
Gross profit - software	$2,349	$4,965	$3,302

Net income (loss)	$(16,775)	$(9,499)	$7,120	$(10,040)
Net income (loss) attributable to PICO Holdings, Inc.	$(14,975)	$(7,709)	$8,166	$(7,780)
Basic and diluted net income (loss) per share	$(0.66)	$(0.34)	$0.36	$(0.34)

(1) During the first quarter of the year ended December 31, 2013, the Company acquired a controlling interest in Spigit, and as such, the results of Spigit were included in the Company’s consolidated statement of operations and comprehensive income or loss starting on the date of acquisition. On September 10, 2013, Spigit was merged with Mindjet. Consequently, the Company deconsolidated the assets and liabilities of Spigit, and simultaneously recorded its investment in Mindjet at fair value, on the date of the merger. As a result of the deconsolidation of Spigit, the Company’s assets decreased by $24.8 million, and liabilities decreased by $18.9 million. The Company accounts for its investment in the common stock of Mindjet using the equity method of accounting, and therefore will not record any software revenue, expenses or gross profit going forward.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2014 AND 2013
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income or loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PICO Holdings,
Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 13, 2015

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$62,978	$138,039
Investments ($28,370 and $50,580 measured at fair value at December 31, 2014 and 2013, respectively)	55,671	78,657
Real estate and tangible water assets, net	392,239	254,208
Property, plant and equipment, net	121,017	123,444
Intangible assets	126,612	124,880
Other assets	45,927	43,324
Total assets	$804,444	$762,552

LIABILITIES AND SHAREHOLDERS’ EQUITY
Debt	$219,496	$136,767
Accounts payable, accrued expenses and other liabilities	48,819	36,780
Deferred compensation	24,584	24,160
Total liabilities	292,899	197,707

Commitments and contingencies

Common stock, $.001 par value; authorized 100,000 shares, 23,083 issued and 23,005 outstanding at December 31, 2014, and 25,821 issued and 22,747 outstanding at December 31, 2013.	23	26
Additional paid-in capital	491,662	546,307
Accumulated deficit	(69,508)	(17,083)
Accumulated other comprehensive income	4,717	232
Treasury stock, at cost (common shares: 78 in 2014 and 3,073 in 2013)	(1,413)	(56,593)
Total PICO Holdings, Inc. shareholders’ equity	425,481	472,889
Noncontrolling interest in subsidiaries	86,064	91,956
Total shareholders’ equity	511,545	564,845
Total liabilities and shareholders’ equity	$804,444	$762,552

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012
REVENUES AND OTHER INCOME:
Sale of real estate and water assets	$192,368	$116,776	$59,020
Sale of canola oil and meal	163,855	184,139	85,255
Sale of software		13,649
Other income (loss), net	(1,327)	30,265	5,806
Total revenues and other income	354,896	344,829	150,081

COST OF SALES:
Cost of real estate and water assets sold	158,200	87,457	42,142
Cost of canola oil and meal sold	156,668	190,700	84,831
Cost of software sold		3,033
Total cost of sales	314,868	281,190	126,973

EXPENSES:
Operating and other costs	78,990	78,015	46,566
Impairment loss on intangible and long-lived assets	13,084	1,410
Interest	5,764	6,881	4,153
Depreciation and amortization	3,233	2,765	1,967
Total costs and expenses	415,939	370,261	179,659
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(61,043)	(25,432)	(29,578)
Provision (benefit) for federal, foreign, and state income taxes	(3,514)	3,197	(1,069)
Equity in loss of unconsolidated affiliate	(2,076)	(565)
Loss from continuing operations	(59,605)	(29,194)	(28,509)
Loss from discontinued operations, net of income taxes			(3,143)
Net loss	(59,605)	(29,194)	(31,652)
Loss attributable to noncontrolling interests	7,180	6,896	2,579
Net loss attributable to PICO Holdings, Inc.	$(52,425)	$(22,298)	$(29,073)

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS, CONTINUED
(In thousands, except per share data)

	2014	2013	2012
Other Comprehensive Loss:
Net loss	$(59,605)	$(29,194)	$(31,652)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	(2,093)	2,411	(226)
Foreign currency translation	6,578	(165)	(829)
Total other comprehensive income (loss), net of tax	4,485	2,246	(1,055)
Comprehensive loss	(55,120)	(26,948)	(32,707)
Comprehensive loss attributable to noncontrolling interests	7,180	6,896	2,579
Comprehensive loss attributable to PICO Holdings, Inc.	$(47,940)	$(20,052)	$(30,128)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(2.30)	$(0.98)	$(1.14)
Loss from discontinued operations			(0.14)
Net loss per common share	$(2.30)	$(0.98)	$(1.28)
Weighted average shares outstanding	22,802	22,742	22,755

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2012
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, December 31, 2011	27,122	$27	$546,608	$34,288	$(959)	4,417	$(78,152)	$7,850	$509,662
Stock-based compensation expense			3,873						3,873
Exercise of restricted stock units	94		(1,020)			30	(667)		(1,687)
Retirement of treasury stock	(1,409)	(1)	(22,870)			(1,409)	22,871
Shares purchased for deferred compensation accounts						35	(645)		(645)
Net loss				(29,073)				(2,579)	(31,652)
Unrealized loss on securities, net of deferred income tax of $80,000 and reclassification adjustments of $365,000					(226)				(226)
Foreign currency translation					(829)				(829)
Ending balance, December 31, 2012	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2013
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, December 31, 2012	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496
Changes in ownership of noncontrolling interest			14,985					92,335	107,320
Stock-based compensation expense			4,731					1,246	5,977
Exercise of restricted stock units	14
Net loss				(22,298)				(6,896)	(29,194)
Unrealized gain on securities, net of deferred income tax of $1.2 million and reclassification adjustments of $1.1 million					2,411				2,411
Foreign currency translation					(165)				(165)
Ending balance, December 31, 2013	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2014
(In thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, December 31, 2013	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845
Stock-based compensation expense			5,228					1,865	7,093
Exercise of restricted stock units	247		(4,919)					(817)	(5,736)
Retirement of treasury stock	(2,985)	(3)	(54,954)			(2,985)	54,957		—
Sale of treasury stock						(10)	223		223
Contributions from noncontrolling interest								240	240
Net loss				(52,425)				(7,180)	(59,605)
Unrealized loss on securities, net of deferred income tax of $1.1 million and reclassification adjustments of $4.6 million					(2,093)				(2,093)
Foreign currency translation					6,578				6,578
Ending balance, December 31, 2014	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,605)	$(29,194)	$(31,652)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (benefit) for deferred income taxes	(3,315)	2,870	(128)
Depreciation and amortization expense	11,615	10,986	5,154
Stock based compensation expense	7,067	5,977	3,873
(Gain) loss on sale or impairment of investments	(3,655)	(23,642)	120
Foreign exchange loss on liquidation of subsidiary	9,336
Loss from discontinued operations, net			3,143
Derivative instruments	929	707	(4,301)
Impairment loss on intangible and long-lived assets	13,084	1,410
Equity in loss of unconsolidated affiliate	2,076	565
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Notes and other receivables	3,942	(4,179)	(3,820)
Real estate, water, and intangible assets	(134,557)	(32,375)	(3,935)
Inventory	(3,820)	211	(8,054)
Income taxes	3,624	151	165
Other assets	(1,961)	(1,472)	(7,838)
Deferred compensation	423	1,553	(14,376)
Accounts payable and accrued expenses	6,739	6,870	14,987
All other operating activities, net	(14)	998	790
Cash used in operating activities - continuing operations	(148,092)	(58,564)	(45,872)
Cash used in operating activities - discontinued operations			(3,759)
Net cash used in operating activities	(148,092)	(58,564)	(49,631)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of debt and equity securities	31,036	22,676	16,124
Proceeds from maturity of debt securities		1,809	831
Purchases of debt and equity securities	(11,046)	(20,290)	(10,446)
Decrease in restricted deposits	24	2,047	7,328
Purchases of property, plant and equipment	(11,657)	(4,724)	(32,918)
Cash acquired (used) in the acquisition of a consolidated subsidiary	(14,006)	174
All other investing activities, net	757	1,030	(7,694)
Cash provided by (used in) investing activities - continuing operations	(4,892)	2,722	(26,775)
Cash provided by investing activities - discontinued operations			11,446
Net cash provided by (used in) investing activities	(4,892)	2,722	(15,329)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock of subsidiary, net of expenses		105,454
Proceeds from debt	184,684	67,868	55,892
Repayment of debt	(101,462)	(79,157)	(14,164)
Debt issuance costs	(1,920)
Exercise of RSU and payment of withholding taxes	(5,737)
Sale (purchase) of treasury stock	220		(645)
All other financing activities, net	242		(1,020)
Net cash provided by financing activities	76,027	94,165	40,063

Effect of exchange rate changes on cash	1,896	(399)	(535)
Net increase (decrease) in cash and cash equivalents	(75,061)	37,924	(25,432)
Cash and cash equivalents, beginning of year	138,039	100,115	125,547
Cash and cash equivalents, end of year	$62,978	$138,039	$100,115

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Payment (refund) of federal, foreign and state income taxes	$(3,817)	$185	$2,913
Interest paid, net of amounts capitalized	$5,183	$6,801	$1,035

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$11,463
Fair value of assets acquired in Citizens acquisition	$19,418
Cash paid for the acquisition of consolidated subsidiaries	$(14,006)
Contingent consideration and liabilities assumed in Citizens acquisition	$5,412
Accrued debt issuance costs	$473
Exercise of land purchase options acquired with acquisition of business	$141
Unpaid liability incurred for construction costs	$917	$98	$538
Mortgage incurred to purchase real estate		$6,605	$5,420
Increase in assets from business combination with Spigit		$21,432
Increase in liabilities from business combination with Spigit		$20,377
Decrease in assets from disposition of Spigit		$24,800
Decrease in liabilities from disposition of Spigit		$18,900
Conversion of note receivable to common stock in Spigit		$820

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a diversified holding company. As of December 31, 2014, the Company has presented its consolidated financial statements and the accompanying notes to the consolidated financial statements using the guidelines prescribed for real estate companies, as the majority of the Company’s assets and operations are primarily engaged in real estate and related activities.

Currently PICO’s major activities include:

•	Developing water resources and water storage operations in the southwestern United States;

•	Homebuilding and land development;

•	Operating a canola seed crushing plant in Hallock, Minnesota; and

•	Acquiring and financing businesses.

The following are the Company’s significant operating subsidiaries as of December 31, 2014.  All subsidiaries are wholly-owned except where indicated:

Vidler Water Company, Inc. (“Vidler”) is a Nevada corporation.  Vidler’s business involves identifying end users, namely water utilities, municipalities, or developers, in the southwestern United States who require water, and then locating a source and supplying the demand, either by utilizing Vidler’s own assets or securing other sources of supply.  These assets comprise water resources in Nevada, Arizona, Colorado, and New Mexico, and a water storage facility and stored water in Arizona.

UCP, Inc. (“UCP”) is a public company homebuilder and land developer which owns and develops real estate in California, Washington State, North Carolina, South Carolina, and Tennessee.  UCP operates its homebuilder business through its subsidiary, Benchmark Communities, LLC (“Benchmark”). PICO owns 57.2% of UCP.

PICO Northstar Hallock, LLC (“Northstar”), which is doing business as Northstar Agri Industries, is engaged in the agribusiness industry and operates a canola seed crushing plant with an integrated refinery in Hallock, Minnesota. PICO owns 87.7% of the voting interest of Northstar, a Delaware limited liability company.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period.  The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the application of the equity method of accounting, goodwill and intangibles, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities.  While management believes that the carrying value of such assets and liabilities are appropriate as of December 31, 2014 and December 31, 2013, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Real Estate and Tangible Water Assets:

Real estate and tangible water assets include the cost of certain tangible water assets, water storage credits and related storage facilities, real estate, including raw land and real estate being developed and any real estate improvements. The Company capitalizes pre-acquisition costs, the purchase price of real estate, development costs and other allocated costs, including interest, during development and construction. Pre-acquisition costs, including non-refundable land deposits, are expensed to cost of sales when the Company determines continuation of the related project is not probable.

Additional costs to develop or otherwise get real estate and tangible water assets ready for their intended use are capitalized. These costs typically include direct construction costs, legal fees, engineering, consulting, direct cost of well drilling or related construction, and any interest costs capitalized on qualifying assets during the development period. The Company expenses all maintenance and repair costs on real estate and tangible water assets. The types of costs capitalized are consistent across periods presented. Tangible water assets consist of various water interests currently in development or awaiting permitting. Amortization of real estate improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from five to fifteen years.

Intangible Water Assets:

Intangible water assets include the costs of indefinite-lived intangible assets and is comprised of water rights and the exclusive right to use two water transportation pipelines. The Company capitalizes development and entitlement costs and other allocated costs, including interest, during the development period of the assets to tangible water assets and transfers the costs to intangible water assets when water rights are permitted. Water rights consist of various water interests acquired or developed independently or in conjunction with the acquisition of real estate. When the Company purchases intangible water assets that are attached to real estate, an allocation of the total purchase price, including any direct costs of the acquisition, is made at the date of acquisition based on the estimated relative fair values of the water rights and the real estate.

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

Investments:

The Company’s investment portfolio at December 31, 2014 and 2013 was comprised of corporate bonds and equity securities. Corporate bonds are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. The Company’s investments in equity securities consisted of common stock of publicly traded and private small-capitalization companies in the U.S. and selected foreign markets.

The Company classifies its marketable securities as available-for-sale investments.  Such investments are reported at fair value, with unrealized gains and losses, net of tax effects, recorded in accumulated other comprehensive income. Investments in private companies are generally held at the lower of cost or fair value, unless the Company has the ability to exercise significant influence. The Company reports the amortization of premium and accretion of discount on the level yield method relating to bonds acquired at other than par value and realized investment gains and losses in other income.  The cost of any equity security sold is determined using an average cost basis and specific identification for bond cost.  Sales and purchases of investments are recorded on the trade date.

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

Other-than-Temporary Impairment:

All of the Company’s debt and equity investments are subject to a periodic impairment review.  The Company recognizes an impairment loss when a decline in the fair value of its investments below the cost basis is judged to be other-than-temporary.

Factors considered in determining whether a loss is temporary on an equity security includes the length of time and extent to which the investments fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, extent of the loss related to credit of the issuer, the expected cash flows from the security, the Company’s intent to sell the security and whether or not the Company will be required to sell the security before the recovery of its cost.  If a security is impaired and continues to decline in value, additional impairment losses are recorded in the period of the decline if deemed other-than-temporary.  Subsequent recoveries of the value are reported as unrealized gains and are part of other comprehensive income or loss.

The Company will recognize an impairment loss on debt securities if the Company (a) intends to sell or expects to be required to sell the security before its amortized cost is recovered, or (b) does not expect to ultimately recover the amortized cost basis even if the Company does not intend to sell the security. Impairment losses on debt securities that are expected to be sold before the amortized cost is recovered are recognized in earnings. For debt securities that the Company does not expect to recover the amortized costs basis, credit losses are recognized in earnings and the difference between fair value and the amortized cost basis net of the credit loss is recognized in other comprehensive income.

Property, Plant and Equipment, Net:

Property, plant and equipment are carried at cost, net of accumulated depreciation.  Depreciation is computed on the straight-line method over the estimated lives of the assets.  Buildings and leasehold improvements are depreciated over the shorter of the useful life or lease term and range from 15 to 30 years, office furniture and fixtures are generally depreciated over seven years, and computer equipment is depreciated over three years.  Maintenance and repairs are charged to expense as incurred, while significant improvements are capitalized.  Gains or losses on the sale of property, plant and equipment are included in other income.

Capitalized property, plant and equipment costs include all development costs incurred to get the asset ready for its intended use and primarily consists of design plans, canola crush equipment, engineering, mechanical, and electrical work, certain legal and consulting fees, construction contractor fees, oil and gas drilling and completion costs, production equipment and facilities, the related consulting and engineering costs to drill and operate the wells, and capitalized interest on qualifying assets during the development period.

Impairment of Long-Lived Assets:

The Company records an impairment loss when the condition exists where the carrying amount of a long-lived asset or asset group is not recoverable.  Impairment of long-lived assets is triggered when the estimated future undiscounted cash flows, excluding interest charges, for the lowest level for which there is identifiable cash flows that are independent of the cash flows of other groups of assets do not exceed the carrying amount.  The Company prepares and analyzes cash flows at appropriate levels of grouped assets.  If the events or circumstances indicate that the remaining balance may be impaired, such impairment will be measured based upon the difference between the carrying amount and the fair value of such assets determined using the estimated future discounted cash flows, excluding interest charges, generated from the use and ultimate disposition of the respective long-lived asset.

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

Cash and Cash Equivalents:

Cash and cash equivalents include short-term, highly liquid instruments, purchased with original maturities of three months or less.

Other Assets:

Other assets includes the following significant account balances:

Notes and Other Receivables:

The Company’s notes and other receivables include trade receivables due from Purina Animal Nutrition, LLC (“Purina”), the sole buyer of the canola oil and meal the Company produces. These receivables are typically paid in 15 days. In addition, the balance includes installment notes from the sale of real estate and water assets.  These notes generally have terms ranging from ten to 30 years and interest rates from 8% to 10%.  The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer creditworthiness, current economic trends and underlying value of the real estate, if applicable. The notes are typically secured by the assets, which allows the Company to recover the underlying property if and when a buyer defaults. No significant provision for bad debts was required on any receivables or installment notes from the sale of real estate and water assets during the three years ended December 31, 2014.

Inventory:

The Company classifies its canola seed as raw material inventory and canola oil and meal as finished goods inventory. The Company charges canola seed inventory with the weighted-average cost of canola seed, labor, certain overhead costs related to the purchasing and production of the inventory, including depreciation of property, plant and equipment and energy costs. During 2014 and 2013, the Company charged inventory with $19.9 million and $17.5 million of general and administrative costs, respectively, of which $752,000 and $808,000 was included in ending inventory at December 31, 2014 and 2013, respectively. Such inventory is carried at net realizable value as it is considered a readily marketable agricultural commodity that is readily convertible to cash because of its commodity characteristics, widely available markets, and international pricing mechanisms. This agricultural commodity inventory has quoted market prices in active markets or is directly correlated to an active market, may be sold without significant further processing, and has predictable and insignificant disposal costs. Changes in the fair values of agricultural commodities inventories are recognized in earnings as a component of cost of canola oil and meal sold. At December 31, 2014, and 2013, the Company had $11.7 million and $7.8 million, respectively, in inventory, the majority of which is considered readily marketable.

Derivative Instruments:

In the normal course of business, the Company uses certain derivative instruments to manage its exposure to movements associated with agricultural commodity prices. The Company generally uses exchange traded futures to minimize the effects of changes in the prices of agricultural commodities on its agricultural commodity inventories and forward purchase and sale contracts. The Company recognizes each of its derivative instruments as either assets or liabilities at fair value and the gross asset or liability is included within its respective other asset or liabilities account balance in the consolidated balance sheets. While the Company considers exchange traded futures and forward purchase and sale contracts to be effective economic hedges, the Company does not designate or account for its commodity contracts as hedges. Changes in the fair value of these contracts and related readily marketable agricultural commodity inventories are included in cost of canola oil and meal sold in the consolidated statements of operations and comprehensive income or loss. During 2014, the Company entered into exchange traded futures for trading purposes. The gains and losses on these trading derivatives are included in other income or loss in the consolidated statements of operations and comprehensive income or loss.

Restricted Cash and Cash Equivalents:

Restricted cash and cash equivalents include debt service reserve accounts, margin deposits on derivative instruments, and derivative cash settlement accounts that can only be for debt payments and margin calls on derivative instruments.

Goodwill:

The Company records goodwill that arises from costs in excess of the fair value of net assets acquired in a business combination. The balance is not amortized but is tested for impairment at least annually in the fourth quarter, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Goodwill is tested for impairment at the reporting unit level, which is generally the subsidiary company level. A discounted cash flow model is used to estimate the fair value of the reporting unit, which considers forecasted cash flows discounted at an estimated weighted-average cost of capital. The Company selected the discounted cash flow methodology as it believes it is comparable to what would be used by market participants. The weighted-average cost of capital is an estimate of the overall after-tax rate of return required by equity and debt market participants of a business enterprise. This analysis requires significant judgment, including discount rates, growth rates and terminal values and the timing of expected future cash flows. Discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting unit. Factors which could necessitate an interim impairment assessment include a sustained decline in our stock price, prolonged negative industry or economic trends and significant underperformance relative to expected historical or projected future operating results.

During 2014, the Company changed its annual impairment testing date from December 31 to October 1 for the testing of goodwill recorded on the acquisition of Northstar. The Company believes this new date is preferable because it allows for more timely completion of the annual goodwill impairment test prior to the end of the annual financial reporting period. This change in accounting principle does not delay, accelerate or avoid an impairment loss, nor does the change have a cumulative effect on income from continuing operations, net income or loss, retained earnings, or net assets. The Company has determined that it would be impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each October 1 of prior reporting periods without the use of hindsight. As such, the Company will apply the change in annual goodwill impairment testing date prospectively beginning October 1, 2014.

Accounts payable, accrued expenses and other liabilities:

Accounts payable, accrued expenses and other liabilities includes trade payables, various deposits received, employee benefits, derivative liabilities, deferred tax liabilities, accrued construction payables, and other accrued liabilities.

The various components of accounts payable, accrued expenses and other liabilities are as follows (in thousands):

	December 31,
	2014	2013
Accounts payable and accrued expenses	$32,777	$18,739
Other liabilities	16,042	18,041
Total	$48,819	$36,780

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

Sale of Canola Oil and Meal:

Sales of canola oil and meal are recognized when persuasive evidence of an arrangement exists, products are shipped, the price is fixed or determinable, the customer takes ownership and assumes risk of loss, and when collection is reasonably assured. Sales terms provide for passage of title at the time and point of shipping. Northstar has an agreement with Purina, which commits Purina to guarantee the sale of 100% of the plant’s canola oil and canola meal output at market based prices for five years ending December 31, 2017, at which time the contract automatically renews for successive one year periods unless canceled by either party.

Other Income (loss), Net:

Included in other income (loss) are various transactional results including realized gains and losses from the sale of investments, interest income, sales of oil and gas, and other sources not considered to be the core focus of the existing operating entities within the group.

Cost of Sales:

Cost of Real Estate and Water Assets:

Cost of real estate and water assets sold includes direct costs of the acquisition of the asset less any impairment losses previously recorded against the asset, development costs incurred to get the asset ready for use, and any capitalized interest costs incurred during the development period.

Cost of Homes Sold:

Cost of homes sold includes direct home construction costs, closing costs, real estate acquisition and development costs, development period interest, and common costs. Direct construction and development costs are accumulated during the period of construction and charged to cost of homes sold under specific identification methods, as are closing costs. Estimates of costs incurred or to be incurred but not paid are accrued at the time of closing. Real estate development for common costs are allocated to each lot based on a relative fair value of the lots under development.

Cost of Canola Oil and Meal Sold:

Cost of canola oil and meal includes the weighted-average cost of canola seed, labor, certain overhead costs related to the purchasing and production of the inventory including depreciation of property, plant and equipment, energy costs, gains and losses on inventory net realizable value adjustments, and gains or losses on related hedge contracts.

Operating and Other Costs:

Operating and other costs includes general overhead expenses such as salaries and benefits, stock-based compensation, consulting, audit, tax, legal, commissions, shipping, insurance, property taxes, and other general operating expenses.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests using the straight-line method.

Impairment Loss:

The financial statements for the years ended December 31, 2013 and December 31, 2012, and the first three quarters for the year ended December 31, 2014, presented impairment loss in the Consolidated Statement of Operations as “Impairment loss on real estate and water assets.” In the financial statements for the year ended December 31, 2014, this line has been changed to “Impairment loss on intangible and long-lived assets,” as it includes non-real estate and water asset related impairments.

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

The Company recognizes any uncertain income tax positions on income tax returns at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority.  An uncertain income tax position will not be recognized unless it has a greater than a 50% likelihood of being sustained. The Company recognizes any interest and penalties related to uncertain tax positions in income tax expense.

Loss per Share:

Basic earnings or loss per share is computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share is computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s free-standing stock appreciation rights (“SAR”), incentive stock options (“ISO”), and restricted stock units (“RSU”) are considered common stock equivalents for this purpose. The number of additional shares related to these common stock equivalents is calculated using the treasury stock method.

For the three years ended December 31, 2014, the Company’s common stock equivalents were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

Translation of Foreign Currency:

Financial statements of foreign operations are translated into U.S. dollars using average rates of exchange in effect during the year for revenues, expenses, realized gains and losses, and the exchange rate in effect at the balance sheet date for assets and liabilities.  Unrealized exchange gains and losses arising on translation are reflected within accumulated other comprehensive income or loss. Realized foreign currency gains or losses are reported within total costs and expenses in the consolidated statement of operations and comprehensive income or loss. Any accumulated foreign currency included in other comprehensive income or loss that exists at a sale date or date of dissolution of a subsidiary becomes part of the gain or loss realized on the transaction as reported in the consolidated statements of operations and comprehensive income or loss.

Consolidation of Variable Interest Entities

The Company consolidates variable interest entities (“VIE”) where it has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company did not consolidate any VIE at December 31, 2014 or 2013.

Recently Issued Accounting Pronouncements:

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

In November 2014, the FASB issued guidance for determining whether and at what threshold an acquired entity can reflect the acquirer's accounting and reporting basis (pushdown accounting) in its separate financial statements. The guidance provides that entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is not applied in the reporting period in which the change-in-control event occurs, an acquired entity will have the option to elect to apply pushdown accounting in a subsequent reporting period to the acquired entity’s most recent change-in-control event, but must consider this a change in accounting principle. The guidance requires that that the effects of the pushdown accounting be disclosed in the current reporting period to enable users of financial statements to evaluate the impact. The guidance is effective as of November 18, 2014. After the effective date, an acquired entity can make an election to apply the guidance to future change-in-control events or to its most recent change-in-control event. However, if the financial statements for the period in which the most recent change-in-control event occurred already have been issued or made available to be issued, the application of this guidance would be a change in accounting principle. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In January 2015, the FASB issued guidance to simplify the income statement presentation requirements by eliminating the GAAP concept of extraordinary items. The presentation and disclosure guidance for items that are unusual in nature or occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The guidance may apply be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In February 2015, the FASB issued guidance to change the analysis that a company must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities, eliminates the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

2.    REAL ESTATE AND TANGIBLE WATER ASSETS, NET

The cost assigned to the various components of real estate and tangible water assets is as follows (in thousands):

	December 31,
	2014	2013
Real estate and improvements held and used, net of accumulated amortization of $10.9 million in 2014 and $10 million in 2013	$16,463	$14,790
Residential real estate and home construction inventories	322,938	177,314
Other real estate inventories completed or under development	10,308	16,402
Tangible water assets	42,530	45,702
Total real estate and tangible water assets	$392,239	$254,208

Amortization of real estate improvements was approximately $879,000 in each of the three years ended December 31, 2014.

Impairment Losses during 2014:

In November 2014, certain water rights applications were denied by the New Mexico State Engineer and as a result, the Company recorded an impairment loss of $3.5 million by writing down the project’s capitalized costs to zero. The loss was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the water resource and water storage operations segment.

During 2014, the Company decided to sell a property “as-is” as opposed to performing development activities as originally planned and has therefore written down the carrying value of the asset to the estimated fair value. The Company has reduced the carrying value of the real estate balance to $1.4 million by recording an impairment loss of $2.9 million. The loss was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate operations segment. The real estate is not part of UCP’s results of operations, nor is it included in UCP’s inventory of lots.

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

3.    GOODWILL AND INTANGIBLE ASSETS

Intangible Assets:

The Company’s carrying amounts of its indefinite-lived intangible assets (in thousands) were as follows:

	December 31,
	2014	2013
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	24,804	24,804
Other	17,911	16,179
Total intangible assets	$126,612	$124,880

Fish Springs Ranch Pipeline Rights and Water Credits:

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch.  The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area.  The agreement also provides that, in exchange for the Pyramid Lake Paiute Tribe (the “Tribe”) agreeing to not oppose all permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, Fish Springs Ranch will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs Ranch sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year.  The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, and accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water.  Currently Fish Springs Ranch does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Impairment Losses during 2014:

As a result of the Company’s annual review of indefinite-lived intangible assets, using a discounted cash flow model, it was determined that the fair values of other intangible assets of approximately $1.1 million and $2.2 million were below the carrying values of $2.9 million and $2.6 million, resulting in an impairment loss of $1.8 million and $438,000, respectively, recorded in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets. The losses were also recorded in the water resource and water storage operations segment results. This was the first such impairment recorded on each of these assets. There were no other impairment losses on any other intangible assets during the year.

Impairment Losses during 2013:

In response to specific events and changes in circumstances during the second quarter of 2013, the Company completed impairment testing of its indefinite-lived intangible water assets. Given the decline in market prices for similar assets, increases in interest rates, and extended timing of expected absorptions, the Company adjusted its assumptions and judgments in the model from prior projections for the intangible assets at Fish Springs Ranch and Carson-Lyon. The changes in assumptions and judgments resulted in a fair value of the intangible asset at Fish Springs Ranch of approximately $83.9 million compared to its carrying value of $84.9 million resulting in an impairment loss of $993,000 which is reported in the statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets. The loss was also included in the water resource and water storage operations segment results. This was the second such impairment loss recorded on this asset during the last three years. There were no other impairment losses on any other intangible assets recorded in 2013.

Goodwill:

The balance of goodwill and changes for the period, by reporting segment, were as follows (in thousands):

	Enterprise Software	Agribusiness Segment	Real Estate Segment	Total
Balance, January 1, 2013		$4,702		$4,702
Goodwill acquired during 2013	$5,101			5,101
Goodwill disposed during 2013	(5,101)			(5,101)
Balance, December 31, 2013	$—	$4,702		$4,702
Goodwill acquired during 2014			$4,223	4,223
Balance, December 31, 2014		$4,702	$4,223	$8,925

During 2013, the Company recorded goodwill as part of the business combination with Spigit, Inc. (“Spigit”) during the first quarter. The goodwill was removed following the merger with Mindjet and subsequent deconsolidation of Spigit’s assets and liabilities during the third quarter. See Note 15, “Business Combinations, Acquisitions and Deconsolidations,” for additional information.

During 2014, the Company recorded goodwill as part of the acquisition of certain assets and liabilities of Citizens Homes, Inc. (“Citizens”). The acquisition was accounted for as a business combination with the acquired assets and assumed liabilities recorded at their preliminary estimated fair values. See Note 15, “Business Combinations, Acquisitions and Deconsolidations,” for additional information.

4.    INVESTMENTS

The cost and carrying value of available-for-sale investments were as follows (in thousands):

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,909	$198	$(65)	$9,042
Marketable equity securities	14,780	7,335	(125)	21,990
Total	$23,689	$7,533	$(190)	$31,032

December 31, 2013	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,988	$213	$(29)	$9,172
Marketable equity securities	31,023	10,835	(450)	41,408
Total	$40,011	$11,048	$(479)	$50,580

The Company purchases marketable debt and equity securities in the U.S. and abroad.  Approximately $5.6 million and $23.3 million of the Company’s available-for-sale investments at December 31, 2014, and 2013, respectively, were invested internationally, primarily in Switzerland and New Zealand.

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below.  Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	December 31, 2014		December 31, 2013
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$3,786	$3,958	$68	$68
Due after one year through five years	3,310	3,255	5,981	6,178
Due after five years	1,813	1,829	2,939	2,926
	$8,909	$9,042	$8,988	$9,172

Included in other income in the accompanying consolidated financial statements is the pre-tax net realized gain or loss on investments (in thousands):

	Year Ended December 31,
	2014	2013	2012
Gross realized gains:
Debt securities	$7	$3	$845
Equity securities and other investments	5,545	24,110	1,173
Total gain	5,552	24,113	2,018
Gross realized losses:
Debt securities	(116)	(152)	(2)
Equity securities and other investments	(1,781)	(319)	(2,136)
Total loss	(1,897)	(471)	(2,138)
Net realized gain (loss)	$3,655	$23,642	$(120)

Significant Realized Gains:

The realized gains reported in 2013 were primarily due to the $21.2 million gain on the merger transaction between Spigit and Mindjet.

The following table summarizes the market value of those investments in an unrealized loss position for periods less than and greater than 12 months (in thousands):

	December 31, 2014		December 31, 2013
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds	$3,228	$65
Marketable equity securities	1,807	122	$4,453	$254
Total	$5,035	$187	$4,453	$254

	December 31, 2014		December 31, 2013
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds			$5,744	$29
Marketable equity securities	$9	$3	2,368	196
Total	$9	$3	$8,112	$225

Debt Securities

At December 31, 2014, there were unrealized losses on certain bonds held by the Company. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and expects to recover the entire amortized cost basis at maturity.  There were no impairment losses recorded on debt securities during the three years ended December 31, 2014.

Marketable Equity Securities

At December 31, 2014, the Company reviewed all of its equity securities in an unrealized loss position and concluded certain securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. An impairment loss was recorded for those securities that were deemed other-than-temporarily impaired in the period. The Company recorded impairment losses of $275,000, $299,000 and $1.8 million, respectively, for the years ended December 31, 2014, 2013 and 2012.

Other Investments:

The Company owned the following investments that are not classified as available-for-sale (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Value	Voting Interest	Carrying Value	Voting Interest
Investment in Synthonics, cost method	$2,170	19.6%	$2,170	19.9%

Investment in Mindjet:
Investment in common stock, equity method	$6,611	15.0%	$8,697	15.2%
Investment in preferred stock, cost method	15,858	13.4%	17,210	13.6%
	$22,469	28.4%	$25,907	28.8%
Total	$24,639		$28,077

Investment in Synthonics:

Synthonics, Inc. (“Synthonics”) is a private company co-founded by a member of the Company’s board of directors. The Company’s investment consists of preferred shares as discussed in Note 13 “Related-Party Transactions.”

Investment in Mindjet:

The collective attributes of the Company’s common and preferred stock investment in Mindjet enable the Company to exert significant influence over the operating and financial decisions of Mindjet. The preferred shares are entitled to 1.5 votes per share, are noncumulative, nonparticipating (with certain exceptions), entitled to dividends at a rate of 6% when declared, convertible into 1.5 shares of common stock of Mindjet at the Company’s discretion (and automatically upon certain events), and provided a $7 million liquidation preference. The Company is also contractually entitled to one of the six board seats on Mindjet’s board of directors, of which only five are currently filled. Consequently, the Company accounts for the investment in common stock using the equity method of accounting which resulted in recording a loss in the consolidated statement of operations and comprehensive income or loss within equity in loss of affiliate for the years ended December 31, 2014 and 2013 of $2.1 million and $565,000, respectively. The losses recorded represented approximately 15% of Mindjet’s net loss for the respective period in which the Company owned the investment. At December 31, 2014 and 2013, the Company owned 39.4% and 40.4%, respectively, of the outstanding common stock of Mindjet.

During the year ended December 31, 2014, the Company purchased $2.7 million of convertible debt of Mindjet. The debt security is reported in investments on the consolidated balance sheets. The debt is due in March 2015, bears interest at 10% per year, and may convert to additional common or preferred equity, or potentially cash equal to three times the face value of the debt depending on the nature and valuation of certain future transactions including an offering of Mindjet’s securities in a private or initial public offering, or sale of the company.

During the year ended December 31, 2014, the Company was notified by Mindjet that they were asserting a breach in the representations and warranty made by Spigit in the September 10, 2013 merger agreement. As part of the notification, Mindjet made a claim against the Mindjet shares held by the former Spigit shareholders, including the Company. A partial settlement was reached by the parties in November 2014 and the Company expects final resolution in 2015. The partial settlement was not material to the Company and was paid in shares of Mindjet common and preferred stock. The maximum damages to the Company for the remaining claim is estimated between zero and $1.2 million and any settlement would be paid by the Company in shares of Mindjet. The Company is unable to provide a more meaningful estimate due to the ongoing development of information important to resolving the matter. Consequently, the Company has not accrued any liability related to the claim.

At December 31, 2014, the total carrying value of the Company’s debt and equity investment in Mindjet was $25.1 million and is subject to impairment testing at each reporting period, or more frequently if facts and circumstances indicate the investment may be impaired. During 2014, the Company recorded a $1.1 million impairment loss on the preferred shares as the estimated fair value of such shares was less than the carrying value. The fair value was determined using a 50/50 weighting of the guideline public company method (market approach) and a discounted cash flow method (income approach). Furthermore, it is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require the Company to record additional impairment losses.

The difference between the Company’s equity method carrying value of Mindjet common shares and the amount of underlying equity in net assets is $7.9 million, which is primarily attributable to goodwill and acquired technology.

5.    DISCLOSURES ABOUT FAIR VALUE

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. During the year ended December 31, 2014, $5.6 million in equity securities was transferred from level 1 to level 2. There were no significant transfers between level 1 and level 2 during the year ended December 31, 2013.

At December 31, 2014 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Available-for-sale equity securities (1)	$10,892	$11,098		$21,990
Available-for-sale debt securities (1)	$6,380			$6,380
Readily marketable inventory (2)	$7,992	$3,480		$11,472
Derivative instruments (3)	$121	$1,580		$1,701

Liabilities
Derivative instruments (3)	$1,181	$365		$1,546
Contingent consideration (4)			$3,902	$3,902

At December 31, 2013 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
Assets
Available-for-sale equity securities (1)	$26,177	$15,231		$41,408
Available-for-sale debt securities (1)	$9,172			$9,172
Readily marketable inventory (2)	$2,396	$5,292		$7,688
Derivative instruments (3)	$346	$2,108		$2,454

Liabilities
Derivative instruments (3)	$436	$936		$1,372

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

(3) Included in this caption are three types of agricultural commodity derivative contracts: any swaps, exchange traded futures, and forward commodity purchase and sale contracts. The exchange traded futures contracts are valued based on quoted prices in active markets multiplied by the number of contracts and are classified as Level 1. The swaps are classified as Level 2 because the inputs are directly observable, such as the quoted market prices for relevant commodity futures contracts. The swaps are valued based on the difference of the arithmetic average of the quoted market price of the relevant underlying multiplied by the notional quantities, and the arithmetic average of the prices specified in the instrument multiplied by the notional quantities. Forward commodity purchase and sale contracts classified as derivatives are valued using quantitative models that require the use of multiple inputs including quoted market prices and various other assumptions including time value. These contracts are categorized as Level 2 and are valued based on the difference between the quoted market price and the price in the contract multiplied by the undelivered notional quantity deliverable under the contract.

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

The following table sets forth the Company’s non-financial assets that were measured at fair value, on a non-recurring basis, by level within the fair value hierarchy. There were no such measurements in 2012.

Year Ended December 31, 2014 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Intangible water assets (1)			$3,638	$(2,282)
Tangible water asset and other assets (2)			$—	$(3,509)
Oil and gas wells (3)			$1,730	$(4,428)
Real estate (4)			$1,357	$(2,865)
Investments in unconsolidated affiliates equity securities held at cost (5)			$15,858	$(1,078)

(1) The Company had a non-recurring fair value measurement for intangible assets that resulted in an impairment loss discussed in Note 3 “Goodwill and Intangible Assets.”

(2) The Company had a non-recurring fair value measurement for a tangible water asset that resulted in an impairment loss discussed in Note 2 “Real Estate and Tangible Water Assets.”

(3) The Company had a non-recurring fair value measurement for oil and gas wells that resulted in an impairment loss discussed in Note 6 “Property, Plant, and Equipment, Net.”

(4) The Company had a non-recurring fair value measurement of a real estate asset discussed in Note 2 “Real Estate and Tangible Water Assets, Net.”

(5) The Company had a non-recurring fair value measurement of an investment in an unconsolidated affiliates equity securities held at cost discussed in Note 4 “Investments.”

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

(1) The Company had a non-recurring fair value measurement for an intangible asset that resulted in an impairment loss discussed in Note 3 “Goodwill and Intangible Assets.”

(2) The Company had a non-recurring fair value measurement of a real estate asset discussed in Note 2 “Real Estate and Tangible Water Assets, Net.”

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

As of December 31, 2014 and 2013, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated on a recurring basis.

The following table presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	December 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates equity securities held at cost	$18,028	$18,028	$19,380	$19,380
Investments in unconsolidated affiliates debt securities	$2,662	$7,964

Financial liabilities:
Debt	$219,496	$240,800	$136,767	$145,924

Derivative Notional Amounts

The following table summarizes the notional amount of open derivative positions (in thousands):

	December 31, 2014
	Exchange Traded		Non-exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures:
Agricultural Commodities	(99,268)	85,602			Tons
Natural Gas		690,000			MMBtus (2)
Forwards			(126,615)	29,666	Tons

	December 31, 2013
	Exchange Traded		Non-exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures:
Agricultural Commodities	(23,038)	34,380			Tons
Natural Gas		460,000			MMBtus (2)
Forwards			(132,428)	30,367	Tons
Swaps				75,000	Tons

(1) Exchange and non-exchange traded futures, forwards, and swaps are presented on a gross (short) and long position basis.
(2) Million Metric British Thermal Units.

The following table summarizes the effect of derivative instruments on the consolidated statements of operations and comprehensive income or loss (in thousands).

	Gain (Loss) Recognized in Income on Derivatives
		December 31,
	Financial Statement Location	2014	2013	2012
Futures	Cost of canola oil and meal sold	$(1,693)	$(1,339)	$(3,469)
Forwards	Cost of canola oil and meal sold	(391)	(130)	1,637
Swaps	Cost of canola oil and meal sold	(3,038)	(1,283)	3,933
Total gain (loss)		$(5,122)	$(2,752)	$2,101

Futures	Other income	$(1,966)

Futures (1)	Operating and other costs			$(708)
Forwards (1)	Operating and other costs			98
Swaps (1)	Operating and other costs			1,884
Total gain				$1,274

(1) Represents the activity pre-completion of the Company’s canola processing plant.

6.    PROPERTY, PLANT AND EQUIPMENT, NET

The major classifications of the Company’s property, plant and equipment are as follows (in thousands):

	December 31,
	2014	2013
Plant, equipment, buildings and leasehold improvements	$133,777	$131,141
Construction in progress	6,432	2,072
Office furniture, fixtures and equipment	5,862	6,862
	146,071	140,075
Accumulated depreciation and amortization	(25,054)	(16,631)
Property, plant and equipment, net	$121,017	$123,444

Depreciation and amortization expense was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total depreciation and amortization expense	$11,615	$10,986	$5,154
Amount allocated to inventory and cost of canola oil and meal sold	(8,382)	(8,221)	(3,187)
Total reported depreciation and amortization	$3,233	$2,765	$1,967

Impairment losses during 2014:

Due to the significant decline in crude oil prices during the fourth quarter of 2014, the Company completed an impairment analysis of the oil and gas wells owned by the Company’s oil and gas venture, Mendell Energy, LLC (“Mendell”), as of December 31, 2014. Based on the analysis, the Company wrote down the carrying value of oil wells capitalized to their estimated fair value, resulting in an impairment loss for the year ended December 31, 2014 of $4.4 million. The loss was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the corporate segment.

7.    UCP INITIAL PUBLIC OFFERING

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

The initial carrying value and ending balance at December 31, 2013 of the noncontrolling interest was calculated as follows (in thousands):

Carrying value of UCP, Inc. (includes net proceeds raised in the public offering)	$214,790
Voting ownership percentage of noncontrolling interest	42.25%
Initial carrying value of noncontrolling interest	90,749
Income of UCP, Inc. and UCP, LLC attributable to noncontrolling interest	(1,757)
Other equity transactions	1,246
Ending balance of noncontrolling interest at December 31, 2013	$90,238

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

Investor Rights Agreement

The investor rights agreement provides PICO the right to nominate two individuals for election to the UCP, Inc. board of directors for as long as PICO owns 25% or more of the combined voting power of the outstanding Class A and Class B common stock and one individual for as long as it owns at least 10%. The agreement will terminate when PICO owns less than 10% of the combined voting power of the outstanding Class A and Class B common stock or when PICO is no longer required to consolidate UCP, Inc.'s financial condition and results of operations in its consolidated financial statements, whichever is later.

Exchange Agreement

The exchange agreement grants PICO the right to exchange its UCP, LLC Series A Units for shares of Class A common stock of UCP, Inc. on a one-for-one basis. As PICO exchanges its UCP, LLC Series A Units, PICO's interest in UCP, LLC will be correspondingly decreased. UCP, LLC will make an election under Section 754 of the Internal Revenue Code effective for each taxable year in which an exchange of UCP, LLC Series A Units for shares of UCP, Inc. Class A common stock occurs, which may result in an adjustment to the tax basis of the assets owned by UCP, LLC at the time of an exchange of Series A Units. The increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain assets to the extent tax basis is allocated to those assets. There were no exchanges during the years ended December 31, 2014 and 2013.

Tax Receivable Agreement

The tax receivable agreement entered into by PICO and UCP, Inc. provides for a sharing of the value of the tax benefits between PICO and UCP, Inc. generated from a step-up in tax basis when and if the Company decides to exchange its series A units in UCP, LLC for Class A common stock of UCP, Inc. The future reductions in UCP, Inc.’s income taxes payable as a consequence of this tax basis step-up are split, with 85% of the amount of UCP, Inc.’s cash savings, if any, in U.S. federal, state and local income tax allocated to PICO and 15% of the benefit allocated to UCP, Inc. Cash savings in income tax will be computed by comparing the actual income tax liability to the amount of such taxes that would have been paid had there been no increase in the tax basis of the tangible and intangible assets of UCP, LLC as a result of the exchanges. The term of the tax receivable agreement will continue until all such tax benefits have been utilized or expired. There were no payments under this agreement during the years ended December 31, 2014 and 2013.

8.    DEBT

The Company has debt outstanding within its real estate and agribusiness operations. As of December 31, 2014, the Company had approximately $87.3 million of unused loan commitments within the real estate operations and $20.7 million in the agribusiness operations.

Real Estate Debt

At December 31, 2014, the Company’s real estate debt of $135.5 million had a weighted average interest rate of 6.6% and is due at various dates beginning in 2015 through 2017.

The Company enters into debt agreements to purchase and develop real estate and for the construction of homes, which are generally secured primarily by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition debt is due at various dates but are generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced at current prevailing rates. Construction and development debt is required to be repaid with proceeds from the sale of homes based upon a specific release price, as defined in each respective loan agreement. As of December 31, 2014, the Company had approximately $134.5 million available in loan commitments to draw upon, of which approximately $87.3 million was available.

On October 21, 2014, UCP completed a private offering of $75 million in 8.5% Senior Notes due 2017 (the “Notes”). The net proceeds to UCP from the offering were approximately $72.5 million, after discount and paying other estimated offering expenses. The net proceeds to UCP from the offering will be used by UCP for general corporate purposes, including financing for the construction of homes, acquisition of entitled land, development of lots, and working capital.

Interest is payable at 8.5% per annum on the principal amount of the Notes, payable March 31, June 30, September 30 and December 31 of each year, commencing December 31, 2014. Interest will accrue from October 21, 2014, and the first interest payment was December 31, 2014. The Notes mature on October 21, 2017, unless redeemed or repurchased earlier.

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

Debt Provisions and Restrictions:

Certain real estate debts include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require the Company to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, the Company may be required to make principal payments in order to maintain the required loan-to-value ratios. As of December 31, 2014, the lenders have not requested, and the Company has not obtained, any such appraisals. The Notes limit UCP’s ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that UCP may incur indebtedness so long as UCP’s ratio of indebtedness to its consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of UCP’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments, including dividends and loans to PICO; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of UCP’s consolidated assets. Additionally, the Notes require UCP to maintain at least $50 million of consolidated tangible assets not subject to liens securing indebtedness; maintain a minimum net worth of $175 million; maintain a minimum of $15 million of unrestricted cash and/or cash equivalents; and not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time.

Agribusiness Debt

Northstar borrowed $89.5 million under a credit agreement that is a senior secured, multi-draw term loan that funded construction of the Company’s canola plant. Interest accrues under the term loan at a variable rate and repayment of principal and interest is made quarterly with a final balloon payment on August 14, 2017. At December 31, 2014, Northstar had borrowed $6.4 million of an available $27 million senior secured working capital loan used to fund working capital needs, subject to certain limitations. Repayment of the loans may be accelerated by the lenders in the event certain covenants or conditions are not met.

Under the terms of the credit agreement, Northstar cannot declare, pay or make any dividend or distribution (in cash, property or obligations), except for permitted tax distributions under certain conditions as described in the credit agreement.

Debt Covenants:

The credit agreement contains the following significant financial covenants, which the Company was in compliance with at December 31, 2014.

1) Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At December 31, 2014, Northstar’s ratio was approximately 0.60.

2) Debt Service Coverage Ratio: Beginning on January 1, 2015, Northstar will not permit its debt service coverage ratio to be less than 1.25 to 1.00; provided, however, that if the Company is not in compliance with the covenant, the Company shall be considered in compliance if the debt service coverage ratio is not less than 1.00 to 1.00 as of the last day of any quarter. At December 31, 2014, Northstar obtained a waiver for the requirement to comply with the debt service coverage ratio for the quarter ending December 31, 2014.

3) Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $50 million. At December 31, 2014, Northstar’s net worth was approximately $55.2 million.

During the third quarter of 2014, the Company breached the debt service coverage ratio primarily due to operating losses. In the fourth quarter of  2014, the Company negotiated new values for the debt service coverage ratio covenant, such that the ratio beginning at January 1, 2015 and at each quarter ending thereafter through December 31, 2015, will not be less than 1.00 to 1.00. As a part of the amendment to the credit agreement, the Company received a waiver for the requirement to comply with the debt service coverage ratio for the fourth quarter ending December 31, 2014. The Company also negotiated a new value for the minimum net worth of the borrower, such that the Company will not permit its net worth on any date to be less than $50 million. Under the terms of the credit agreement, Northstar may make a one-time deposit of $5 million into a reserve account upon failure to comply with any financial debt covenant. Making such a contribution would preclude a failure to comply from constituting an event of default. If Northstar continues to report losses, it is possible the Company could breach one or more of the debt covenants again, which would require obtaining a waiver from the lenders, or it could require the Company to invest additional capital into the business. The lenders would also have the option to declare all or any portion of the $84 million outstanding principal amounts due and payable and can also demand a deposit as cash collateral of 105% of the unused line of credit; however, to date, the lenders have not made any such declarations or demands.

Swiss Debt

The Company had loan facilities with a Swiss bank for a maximum of $23 million (20.5 million CHF) used to finance the purchase of investment securities in Switzerland. Such loans were repaid during 2014.

The following is a detail of the Company’s debt (in thousands):

	December 31,
	2014	2013
Agribusiness term loan:
5.25% payments through 2017	$77,567	$83,533
Agribusiness working capital facility:
6.5% payments through 2017	6,350	4,750
Other agribusiness debt:
4.99% payments through 2018	128	159
Swiss debt:
3.7% payments through 2014		14,012
3.8% payments through 2014		3,363
Real estate debt:
3% to 4.75% payments through 2017	52,379	17,307
5% to 5.5% payments through 2016	6,918	11,491
6.5% payments through 2036		548
8.5% payments through 2017	74,550
10% payments through 2017	1,604	1,604
Total	$219,496	$136,767

The Company’s future minimum principal debt repayments are as follows (in thousands):

Year ended December 31,
2015	$32,106
2016	32,205
2017	155,157
2018	28
2019
Thereafter
Total	$219,496

The Company capitalized $3.8 million and $2.9 million of interest in 2014 and 2013, respectively, related to construction and real estate development costs. As of December 31, 2014, the total restricted net assets of consolidated subsidiaries was $270.4 million, due to debt covenants and other restrictions at Northstar and UCP.

9.    COMMITMENTS AND CONTINGENCIES

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020.  Rent expense for the years ended December 31, 2014, 2013, and 2012, for office space was $1.8 million, $1.7 million, and $832,000, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2015	$2,686
2016	2,581
2017	2,415
2018	2,265
2019	1,437
Thereafter	159
Total	$11,543

The Company is not party to any potentially material pending legal proceedings other than the following:

Fish Springs Ranch, LLC

In September 2007, the Company reached a $7.3 million financial settlement with the Tribe relating to the exportation of water from the properties owned by Fish Springs Ranch, LLC. During 2014, the settlement was ratified by the United States Congress and signed into law. The Company had previously paid $3.7 million to the Tribe and accrued $3.6 million for the balance owed. The Company paid the $3.6 million outstanding balance plus accrued interest during 2014, resolving the matter.

The Company is subject to various other litigation matters that arise in the ordinary course of its business. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of the Company’s potential liability. The Company regularly reviews contingencies to determine the adequacy of accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on the consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

10.    STOCK-BASED COMPENSATION

At December 31, 2014, the Company had one stock-based payment arrangement outstanding, the PICO Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). UCP also issues stock-based compensation under its own long term incentive plan that provides for equity-based awards, which upon vesting results in newly issued shares of UCP Class A common stock.

In May 2014, the PICO Holdings, Inc. 2005 Long Term Incentive Plan (the “2005 Plan”) was terminated and replaced by the 2014 Plan, which became effective upon shareholder approval at the Company’s 2014 Annual Meeting of Shareholders. At the time of its termination, the 2005 Plan provided for the issuance of up to 2.7 million shares of common stock through the issuance of ISO, non-statutory stock options, SAR, restricted stock awards (“RSA”), performance shares, performance units, RSU, deferred compensation awards, and other stock-based awards to PICO employees, non-employee directors, and consultants. No further awards will be granted under the 2005 Plan.

The 2014 Plan provides for the issuance of up to 3.3 million shares of common stock, which includes one million shares of common stock initially authorized for issuance under the 2014 Plan, 218,000 shares of common stock previously available for issuance under the 2005 Plan that became part of the share reserve under the 2014 Plan upon termination of the 2005 Plan, and up to 2.1 million shares of common stock currently reserved for issuance upon the exercise of outstanding awards granted under the 2005 Plan that will become available for issuance under the 2014 Plan upon the termination or expiration of such awards. Similar to the 2005 Plan, the 2014 Plan provides for the issuance of ISO, non-statutory stock options, SAR, RSA, performance shares, performance units, RSU, deferred compensation awards, and other stock-based awards to employees, directors and consultants of the Company (or any present or future parent or subsidiary corporation or other affiliated entity of the Company). The 2014 Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes. Upon exercise of a SAR and RSU, the employee will receive newly issued shares of PICO common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder of an RSU can elect to pay withholding taxes in cash).

The Company recorded total stock based compensation expense of $7.1 million, $6 million and $3.9 million during 2014, 2013 and 2012, respectively. Of the $7.1 million in stock based compensation expense recorded during 2014, $3.7 million related to RSU and stock options for UCP common stock granted to the officers of UCP, of which $1.9 million was allocated to noncontrolling interest. Of the $6 million in stock based compensation expense recorded in 2013, $2.2 million related to RSU for UCP common stock granted to the officers of UCP, of which $1.2 million was allocated to noncontrolling interest. There was no stock based compensation expense related to UCP in 2012.

Incentive Stock Options (ISO)

The Company issued a total of 453,333 performance-based ISO in November 2014 to various officers. Of the options granted, 285,714 are exercisable for up to 4 years, 7 months from the grant date and 167,619 are exercisable for up to 10 years from the grant date. All of the ISO issued contain a market condition based on the achievement of a stock price target during the contractual term and vest monthly over a three year period. The vested portion of the options may be exercised only if the 30-trading-day average closing sales price of the Company’s common stock equals or exceeds 125% of the grant date stock price. The stock price contingency may be met any time before the options expire and it only needs to be met once for the ISO to remain exercisable for the remainder of the term. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is the vesting period of the award.

The estimated fair value of the Company’s ISO was determined using a Monte Carlo model, which was estimated using the following assumptions:

	10-Year Option	4.58-Year Option
Grant date	11/14/2014	11/14/2014
Expiration date	11/14/2024	6/14/2019
Grant date stock price	$19.51	$19.51
Historical volatility	35.00%	28.85%
Risk-free rate (annualized)	2.38%	1.5%
Dividend yield (annualized)	—%	—%

The determination of the fair value of ISO using an option valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility is calculated through an analysis based on historical daily returns of PICO’s stock over a look-back period equal to the ISO contractual term. The risk-free interest rate assumption is based upon a risk-neutral framework using the 10-year and 4.58-year zero-coupon risk-free interest rates derived from the treasury constant maturities yield curve on the grant date, for the 10-year ISO award and the 4.58-year ISO award, respectively. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

The total fair value of the 285,714 shares, 4.58-year options was $1.5 million and the total fair value of the 167,619 shares, 10-year options was $1.5 million.

A summary of ISO activity is as follows:

	ISO Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)
Awards granted	453,333	$19.51	6.6
Awards vested	(12,593)	$19.51	6.5
Outstanding and unvested at December 31, 2014	440,740	$19.51	6.5

As of December 31, 2014, there were no ISO exercisable as the market condition had not been met. The unrecognized compensation cost related to unvested ISO at December 31, 2014 was $2.9 million.

Restricted Stock Units (RSU)

RSU entitle the recipient, who must be continuously employed by the Company until the vesting date, unless the employment contracts stipulate otherwise, the right to receive one share of the Company’s common stock. RSU do not vote and are not entitled to receive dividends. Compensation expense for RSU is recognized ratably over the vesting period for each grant.

A summary of RSU activity is as follows:

	RSU Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding and unvested at December 31, 2012	467,716	$30.43
Granted	15,435	$22.67
Vested	(13,716)	$21.87
Outstanding and unvested at December 31, 2013	469,435	$30.43
Granted	142,131	$19.81
Vested	(469,435)	$30.43
Outstanding and unvested at December 31, 2014	142,131	$19.81

There were no RSU forfeited during 2014 or 2013.

The unrecognized compensation cost related to unvested RSU for the years ended December 31, 2014 and 2013 was $2.5 million and $3 million, respectively.

In November of 2014, the Company issued a total of 128,919 RSU to various company officers and members of management. Of the awards granted, 113,334 vest over a four year period and 15,585 vest over a three year period. The total fair value of the four year vesting awards was $2.2 million and the total fair value of the three year vesting awards was $304,000. The RSU were valued at the Company’s closing stock price on the date of grant and the compensation expense is recognized over the vesting period of the award.

In June of 2014, the Company issued 2,202 RSU to each of the six non-employee directors of the Company for a total of 13,212 awards. The total fair value of the awards was $300,000 based on the Company’s closing stock price on the grant date. Each award vests one year from the date of grant. The RSU were valued at the Company’s closing stock price on the date of grant and the compensation expense is recognized over the vesting period of the award.

When an award vests, the recipient receives a new share of PICO common stock for each RSU, less that number of shares of common stock equal in value to applicable withholding taxes. During 2014, 15,435 RSU granted to directors in 2013 and 454,000 RSU granted to various officers in 2010 vested, which resulted in the delivery of 247,253 newly issued shares of PICO common stock. The 469,435 vested shares were reduced by 222,182 shares that were equal to the value of the applicable withholding taxes.

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

There were no unvested SAR, and therefore no compensation expense recognized, during the three years ended December 31, 2014. In addition, there were no SAR granted or exercised during the three years ended December 31, 2014.

A summary of SAR activity is as follows:

	SAR Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)
Outstanding and exercisable at December 31, 2012	1,812,079	$36.16	3.5
Expired	(195,454)	$33.76
Outstanding and exercisable at December 31, 2013	1,616,625	$36.45	2.5
Expired	(20,000)	$33.76
Outstanding and exercisable at December 31, 2014	1,596,625	$36.49	1.5

At December 31, 2014, none of the outstanding SAR were in-the-money.

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

11.    FEDERAL, FOREIGN AND STATE CURRENT AND DEFERRED INCOME TAX

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

The significant components of deferred income tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Deferred compensation	$9,936	$9,644
Impairment loss on securities	2,237	2,519
Impairment loss on water assets	16,856	14,532
Impairment loss on real estate	1,327	2,201
Capitalized expenses	9,451	12,393
Net operating losses, capital losses, and tax credit carryforwards	61,081	44,442
Legal settlement expense		1,311
Accumulated foreign currency translation adjustments	35	3,825
Employee benefits, including stock-based compensation	5,416	5,437
Excess tax basis in affiliate	5,659	4,035
Other, net	2,277	2,033
Total deferred tax assets	114,275	102,372
Deferred tax liabilities:
Unrealized appreciation on securities	(2,950)	(3,853)
Revaluation of real estate and water sales	(5,249)	(5,187)
Fixed assets	(13,077)	(16,610)
Foreign receivables		(5,573)
Real estate installment sales		(401)
Excess book basis in affiliate	(10,809)	(9,930)
Other, net	(4,007)	(2,810)
Total deferred tax liabilities	(36,092)	(44,364)
Valuation allowance	(80,940)	(62,058)
Net deferred income tax liability	$(2,757)	$(4,050)

The Company has reported a $2.8 million and $4.1 million net deferred tax liability at December 31, 2014, and December 31, 2013, respectively, related to the taxable temporary difference attributable to its investment in Mindjet which is not expected to reverse within a period that would allow it to be offset by existing deductible temporary differences.

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. At December 31, 2011, the Company considered it more likely than not that the deferred tax assets would not be realized and a full valuation allowance was provided. At December 31, 2014, after evaluating the positive and negative evidence, management concluded to maintain a full valuation allowance against its deferred tax assets. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Reliance on future U.S. taxable income as an indicator that a valuation allowance is not required is difficult when there is negative evidence such as the Company's cumulative losses in recent years. In considering the evidence as to whether a valuation allowance is needed, the existence, magnitude and duration of such cumulative losses are factors that are accorded significant weight in the Company's assessment. As a result, a determination was made that there was not sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that these deferred tax assets would be realized. Therefore, the Company has provided a full valuation allowance against the Company's net deferred tax assets. This assessment will continue to be undertaken in the future. The Company's results of operations may be impacted in the future by the Company's inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The Company's results of operations might be favorably impacted in the future by reversals of valuation allowances if the Company is able to demonstrate sufficient positive evidence that the Company's deferred tax assets will be realized.

The Company had income tax net operating loss carryforwards, foreign tax credit carryforwards, and state capital loss carryforwards as of December 31, 2014, that will expire if not utilized. The following table summarizes such carryforwards and their expiration as follows (in thousands):

	Federal Net Operating Losses	Foreign Tax Credits	State Net Operating Losses	State Capital Losses
Expire 2015 through 2019		$1,412	$4,998	$8,500
Expire 2020 through 2024		2,103	16,879
Expire 2025 through 2029			7,800
Expire 2030 through 2034	$133,683		146,459
Total	$133,683	$3,515	$176,136	$8,500

Utilization of the Company's U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2014, the Company believes that utilization of its federal net operating losses and foreign tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

Pre-tax loss from continuing operations was under the following jurisdictions (in thousands):

	Year Ended December 31,
	2014	2013	2012
Total pre-tax loss in the United States	$(61,043)	$(25,432)	$(29,578)

Income tax provision or benefit from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current tax provision (benefit)	$(199)	$326	$(941)
Deferred tax provision (benefit)	(3,315)	2,871	(128)
Total income tax provision (benefit)	$(3,514)	$3,197	$(1,069)

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal income tax provision at statutory rate	$(21,365)	$(8,902)	$(10,352)
Change in valuation allowance	16,710	12,491	7,505
State taxes, net of federal benefit	(184)	(1,255)	(299)
Nondeductible compensation	1,567	1,370	1,357
Equity in loss of unconsolidated affiliate	(816)	(198)
Other	574	(309)	720
Total income tax provision (benefit)	$(3,514)	$3,197	$(1,069)

During the three years ended December 31, 2014, the Company had no uncertain tax positions or any related accrued interest or penalties.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. As of December 31, 2014, the Company's statute is open from 2011 and 2009 forward for federal and for state tax purposes, respectively. During 2014, the U.S. Internal Revenue Service initiated an examination of the Company’s 2011 and 2012 federal income tax returns. The Company's 2006 through 2008 California income tax returns were examined by the California Franchise Tax Board and an adjustment was proposed, which the Company is contesting in an administrative proceeding. The Company believes that the results of the proceedings will not materially affect its financial position, results of operations, or cash flows.

12.    ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS

The components of accumulated other comprehensive income or loss are as follows (in thousands):

	December 31,
	2014	2013
Net unrealized appreciation on available-for-sale investments	$4,773	$6,866
Foreign currency translation	(56)	(6,634)
Accumulated other comprehensive income	$4,717	$232

The unrealized appreciation on available-for-sale investments is net of a deferred income tax liability of $2.6 million at December 31, 2014 and $3.7 million at December 31, 2013. The foreign currency translation is net of a deferred income tax asset of $93,000 at December 31, 2014 and $3.4 million at December 31, 2013.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Year Ended December 31,
	2014	2013	2012
Beginning balance - January 1	$232	$(2,014)	$(959)
Unrealized gain on marketable securities, net of tax	927	3,175	890
Unrealized gain reclassified and recognized in net loss, net of tax(1)	(3,020)	(764)	(1,116)
Foreign exchange reclassified and recognized in net loss, net of tax(2)	6,567
Total reclassified and recognized in net loss, net of tax	3,547	(764)	(1,116)
Accumulated currency, net of tax	11	(165)	(829)
Net change in other comprehensive income (loss), net of tax	4,485	2,246	(1,055)
Accumulated other comprehensive income (loss)	$4,717	$232	$(2,014)

(1) Amounts reclassified from unrealized gain or loss on marketable securities are included in other income in the consolidated statement of operations and comprehensive income or loss.

(2) Amounts reclassified from unrealized gain or loss on foreign exchange are included in other income in the consolidated statement of operations and comprehensive income or loss

During 2014, the Company substantially liquidated several wholly-owned subsidiaries, one of which conducted business and maintained its financial statements in a foreign denominated local currency. The translation of such financial statements into the Company’s U.S. reporting currency created a cumulative translation loss of $9.3 million, which was reported net of a $3.1 million tax benefit in accumulated other comprehensive income or loss. In conjunction with the liquidation, the balance of the accumulated foreign currency adjustment was reclassified from accumulated other comprehensive loss and was reported as a loss on liquidation within other income (loss), net in the consolidated statement of operations and comprehensive income or loss for the year ended December 31, 2014.

13.    RELATED-PARTY TRANSACTIONS

In 2014, the Company entered into a three year employment agreement with Mr. John R. Hart, President and Chief Executive Officer, effective from January 1, 2015 to December 31, 2017, that provides for the following:

•
An initial base salary of $2.2 million for 2015, and standard benefits package, subject to an annual cost of living adjustment that is subject to Compensation Committee approval and certain termination benefits.

•
An incentive award based on the growth of the Company’s book value per share during the fiscal year, above a threshold.  The threshold above which an incentive award is earned is 80% of the S&P 500 total return for the five previous years.  If the increase in book value per share exceeds this threshold, the incentive compensation award is 7.5% of the increase in book value per share, multiplied by the number of shares outstanding at the beginning of the year. The award earned for an applicable year is subject to proration if Mr. Hart’s employment is terminated other than for cause or if he resigns for good reason. For the three years ended December 31, 2014, the growth in book value per share did not exceed the threshold and no incentive award was earned.

On August 6, 2012, the Company entered into a severance agreement with each of Maxim C. W. Webb, Executive Vice President and Chief Financial Officer, and John T. Perri, Vice President and Chief Accounting Officer.  Each agreement provides for the payment of two years base salary and a pro rata portion of the annual cash incentive payment, as well as reimbursement of up to one year of COBRA expenses, in the event of an involuntary termination of employment (other than for “cause”) or a resignation for “good reason.”  Each agreement has a term of two years and will automatically renew for an additional two year term unless, at least 90 days before the expiration of the then current term, the compensation committee decides to terminate or amend the agreement. The agreements with Mr. Webb and Mr. Perri automatically renewed on August 6, 2014.

The Company has agreements with its President and CEO, and certain other officers and non-employee directors, to defer compensation into Rabbi Trust accounts held in the name of the Company.  The total value of the deferred compensation obligation for all participants at December 31, 2014, and 2013, was $24.6 million and $24.2 million, respectively, and is included in the accompanying consolidated balance sheet.  These totals include a fair value of $1.5 million and $2 million of the Company’s common stock, for each of the respective years, with the balance in various publicly traded equities and bonds.  Within these accounts, the following officers and non-employee directors are the beneficiaries of the following number of PICO common shares:

	December 31, 2014	December 31, 2013
Mr. John Hart	53,996	53,996
Mr. Maxim Webb	1,375	1,375
Mr. Raymond Webb	20,000	30,000
Mr. Carlos Campbell	2,644	2,644

The trustee for the accounts is U.S. Bank.  The accounts are subject to the claims of outside creditors, and the cost of the shares of PICO common stock held in the accounts are reported as treasury stock in the consolidated financial statements.

Certain officers of Vidler are eligible to receive an annual incentive award based on the combined net income, after certain adjustments, of Vidler.  No compensation was earned under this plan during the three years ended December 31, 2014.

Certain officers of UCP are eligible to receive an annual incentive compensation award which is paid in cash. No compensation was earned under this plan for the year ended December 31, 2014. For the years ended December 31, 2013 and 2012, compensation of $919,000 and $223,000 was earned, respectively.

Certain officers of Northstar are eligible to receive an annual incentive award based on the net income of Northstar, after certain adjustments. No compensation was earned under this plan during the three years ended December 31, 2014.

The Company has an investment in preferred stock and an outstanding line of credit with Synthonics, a company co-founded by Mr. Slepicka, a director of the Company, who is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics. As of December 31, 2014, the Company had invested $2.2 million for 19.6% of the voting interest in Synthonics. In addition, the Company extended a $400,000 line of credit to Synthonics during 2014, which bears interest at 15% per annum, and then later in the year increased the line to $450,000. As of December 31, 2014, $280,000 was outstanding on the line of credit.

14.    SEGMENT REPORTING

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

Segment performance is measured by revenues and segment profit before income tax.  In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization.  The Company has operations and investments both in the U.S. and abroad.  Any information by geographic region is based upon the location of the subsidiary.  Consequently, any international revenues in the Company’s segment information by significant geographic region are revenues earned by the foreign subsidiary. The Company’s reported revenue for the three years ended December 31, 2014 was earned in the United States and therefore no geographic region disclosure is presented.

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

Real Estate Operations

The Company is engaged in land development and homebuilding operations primarily in California, Washington, North Carolina, South Carolina, and Tennessee. The ongoing revenues in this segment are primarily from sales in UCP, although the Company does have other real estate holdings that could be sold from time to time.

Agribusiness Operations

The Company is engaged in agribusiness operations through its canola seed processing plant in Hallock, Minnesota.  Currently, the plant has an expected average crushing capacity of 1,400 tons per day. The majority of total revenue in this segment in each period is from transactions with one major customer.

Corporate

This segment consists of cash and fixed-income securities, the 28.4% voting interest in Mindjet, the Company’s oil and gas venture, which owns and operates oil and gas leases in the Wattenberg Field in Colorado, deferred compensation assets and liabilities held in trust for the benefit of several officers and non-employee directors of the Company, and other parent company assets and liabilities.

Enterprise Software

The enterprise software segment was discontinued following Spigit’s merger with Mindjet, however, it will continue to be presented in historical periods as a segment.

Segment information by major operating segment follows (in thousands):

	Water Resources and Water Storage Operations	Real Estate Operations	Agribusiness Operations	Corporate	Enterprise Software	Consolidated
2014
Total revenues (losses)	$1,580	$191,440	$162,408	$(532)		$354,896
Interest expense	$18		$5,536	$210		$5,764
Impairment loss on intangible and long-lived assets	$5,791	$2,865		$4,428		$13,084
Depreciation and amortization	$1,098	$669	$179	$1,287		$3,233
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(12,584)	$(10,531)	$(14,074)	$(23,854)		$(61,043)
Equity in loss of unconsolidated affiliate				$(2,076)		$(2,076)
Total assets	$186,294	$384,855	$152,554	$80,741		$804,444
Capital expenditure	$230	$1,004	$6,387	$4,036		$11,657
2013
Total revenues	$25,862	$93,272	$184,648	$27,398	$13,649	$344,829
Interest expense	$206		$5,746	$629	$300	$6,881
Impairment loss on intangible and long-lived assets	$993	$417				$1,410
Depreciation and amortization	$1,197	$271	$147	$1,086	$64	$2,765
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(867)	$(4,442)	$(23,265)	$8,423	$(5,281)	$(25,432)
Equity in loss of unconsolidated affiliate				$(565)		$(565)
Total assets	$193,105	$276,954	$155,005	$137,488		$762,552
Capital expenditure	$271	$650	$1,156	$2,647		$4,724
2012
Total revenues	$3,096	$59,066	$85,305	$2,614		$150,081
Interest expense	$54	$1,017	$2,654	$428		$4,153
Depreciation and amortization	$1,325	$147	$284	$211		$1,967
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(6,279)	$2,487	$(12,654)	$(13,132)		$(29,578)
Total assets	$210,189	$145,978	$165,961	$145,046		$667,174
Capital expenditure	$547	$505	$31,579	$287		$32,918

15.    BUSINESS COMBINATIONS, ACQUISITIONS, AND DECONSOLIDATIONS

On April 10, 2014, the Company completed the acquisition of the assets and liabilities of Citizens used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, pursuant to a purchase and sale agreement, dated March 25, 2014 between UCP, LLC and Citizens. Accordingly, the results of Citizens are included in the Company’s consolidated financial statements from the date of the acquisition. For the year ended December 31, 2014, the revenue and net income attributable to the assets acquired in the acquisition were $30.3 million and $1.4 million, respectively.

The acquisition was accounted for as a business combination with the acquired assets, assumed liabilities, and contingent consideration recorded by the Company at their estimated fair values. The assets that the Company acquired primarily included real estate and various other assets. The acquisition date fair value of the consideration transferred totaled $18.7 million, which consisted of the following (in thousands):

	Preliminary	Adjustment	Final
Cash	$14,006		$14,006
Contingent consideration	4,644	$(742)	3,902
Total consideration	$18,650	$(742)	$17,908

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

The following table summarizes the calculation of the preliminary estimated fair value of the assets and liabilities assumed at the acquisition date (in thousands):

	Preliminary	Adjustment	Final
Assets Acquired
Real estate	$13,832		$13,832
Other assets	1,433	$(70)	1,363
	15,265	(70)	15,195
Less: Liabilities assumed	1,608	(98)	1,510
Net assets acquired	13,657	28	13,685
Goodwill	4,993	(770)	4,223
Consideration transferred	$18,650	$(742)	$17,908

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

The Company has finalized its estimates of the fair values of the assets acquired, liabilities assumed, and the contingent consideration transferred, in the acquisition as of December 31, 2014. The Company revised the preliminary estimate of the probable amount of contingent consideration due to Citizens based on lower projections for various pretax performance milestones required to earn the contingent consideration through the end of the contingent consideration period. Accordingly, the Company reduced the contingent consideration liability that had recorded to the best estimate of liability as of December 31, 2014.

The Company also completed the assignment of goodwill to reporting units and has determined that the goodwill is expected to be deductible for tax purposes to the extent the contingent consideration is paid.

Transaction costs directly related to the acquisition totaled approximately $778,000 for the year December 31, 2014, which were expensed and included in the consolidated statements of operations and comprehensive income (loss) within operating and other costs. There were no acquisition-related costs incurred during the year ended December 31, 2013.

Three former employees of Citizens who are now employees of the Company have minority interests in land and general contracting operations that are either under option or contract with Citizens which were disclosed, and approved by the Company as part of the Citizens Acquisition. During the year ended December 31, 2014, the Company purchased approximately $7.9 million of land pursuant to these options or contracts.

Pro Forma Financial Information - unaudited

The pro forma financial information in the table below summarizes the results of operations for the Company as though the acquisition was completed as of the beginning of fiscal year 2013. The pro forma financial information for all periods presented includes additional amortization charges from acquired intangible assets. The unaudited pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that the Company may achieve as a result of the acquisition, the costs to integrate the operations of the assets acquired, or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.

The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisitions had taken place at the beginning of fiscal 2013, or indicative of the results that will be attained in the future (in thousands):

	Year Ended December 31,
	2014	2013
Total revenues and other income	$365,523	$382,131
Net loss	$(52,217)	$(23,315)
Net loss per common share – basic and diluted:	$(2.29)	$(1.03)

Pro forma net income or loss for the year ended December 31, 2014, were adjusted to exclude approximately $778,000 of acquisition-related costs incurred during the year ended December 31, 2014. The pro forma net income or loss for year ended December 31, 2013, were adjusted to include these acquisition-related costs.

Business Combination with Spigit

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

The fair value of the Company’s investment in Mindjet was $28.7 million on the date of the merger which resulted in a $21.2 million gain before income taxes on the deconsolidation of Spigit that is reported in other income in the consolidated statements of operations and comprehensive income or loss for the year ended December 31, 2013. The Company recorded a deferred tax expense of $4.1 million related to the taxable temporary difference attributable to its investment in Mindjet, which is not expected to reverse within a period that would allow it to be offset by existing deductible temporary differences. Consequently, the Company has recorded a net deferred tax liability which is included in other liabilities at December 31, 2013.

The calculation of the gain is as follows (in thousands):

Fair value of total investment in Mindjet	$28,679
Less: carrying amount of the investment in Spigit	(7,498)
Gain on deconsolidation	$21,181

Concurrent with the closing of the transaction, the Company recorded $2.2 million in compensation expense which reflected the fair value of Mindjet common shares, from the Company’s allocation of Mindjet common shares under the terms of the merger, which were provided by Mindjet as compensation to certain members of Spigit management. Such expense were included in operating and other costs in the consolidated statements of operations and comprehensive income or loss for the year ended December 31, 2013. The resulting carrying value of the Company’s investment in Mindjet, including the Company’s share of their losses to date was $25.9 million, which is included in investments in the December 31, 2013 consolidated balance sheet.

16.    DISCONTINUED OPERATIONS

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

As a result of the transaction, the insurance segment was classified as discontinued operations in the accompanying consolidated financial statements.

The summarized results are as follows (in thousands):

Year Ended
December 31, 2012
Net investment income	$572
Net realized gain on investments	4,059
Other income	123
4,754
Operating and other costs	(977)
Income before income taxes	3,777
Loss on write down of assets to fair value	(6,920)
Net loss	$(3,143)

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

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2014.  Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on the COSO criteria (1992).

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Citizens, an entity which we acquired in April 2014. As of and for the year ended December 31, 2014, Citizens constituted 6.6% of our total assets, 8.6% of our total revenue and other income, and Citizen’s net income is 2.3% of our loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates. Due to the timing of the acquisition, management did not assess the effectiveness of internal control over financial reporting at Citizens.

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Citizens Homes Inc., an entity in which 100% of equity ownership was acquired on April 10, 2014 and whose financial statements constitute 6.6% of total assets, 8.6 % of total revenues and other income, and whose net income is 2.3% of loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates in the consolidated financial statement amounts as of and for the year ended December 31, 2014. Accordingly, our audit did not include the internal control over financial reporting at Citizens Homes, Inc. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated March 13, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 13, 2015

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2015 annual meeting of shareholders (the “2015 proxy statement”), to be filed on or before April 30, 2015 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in the 2015 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 proxy statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in the 2015 proxy statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 proxy statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in the 2015 proxy statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in the 2015 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS

1.	Financial Statement Schedules

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2014 and 2013
(In thousands)

	2014	2013
ASSETS
Cash and cash equivalents	$13,474	$2,686
Investments in subsidiaries	482,495	658,858
Debt and equity securities	10,671	3
Other assets (intercompany receivable of $21,982 in 2014 and $25,897 in 2013)	23,523	31,299
Total assets	$530,163	$692,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable, accrued expenses and other liabilities (intercompany payable of $101,767 in 2014 and $161,950 in 2013)	$103,269	$163,364

Common stock, $.001 par value; authorized 100,000 shares, 23,083 issued and 23,005 outstanding at December 31, 2014, and 25,821 issued and 22,747 outstanding at December 31, 2013.	23	26
Additional paid-in capital	491,662	546,307
Accumulated deficit	(69,508)	(17,083)
Accumulated other comprehensive income	4,717	232
Total shareholders’ equity	426,894	529,482
Total liabilities and shareholders’ equity	$530,163	$692,846

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
For the years ended December 31, 2014, 2013 and 2012
(In thousands, except per share data)

	2014	2013	2012
REVENUES AND OTHER INCOME:
Investment income (intercompany interest and dividends of $75,589 in 2014, $952 in 2013, and $16,497 in 2012)	$77,124	$1,035	$17,215
Total revenues and other income	77,124	1,035	17,215

EXPENSES:
Expenses (intercompany interest of $7,389 in 2014, $7,204 in 2013, and $7,708 in 2012)	20,551	17,676	18,429
Income (loss) from continuing operations before income taxes	56,573	(16,641)	(1,214)
Benefit for federal, foreign, and state income taxes			(3,863)
Equity in loss of subsidiaries	(108,998)	(5,657)	(28,579)
Loss from continuing operations	(52,425)	(22,298)	(25,930)
Loss from discontinued operations, net of income taxes			3,143
Net loss	$(52,425)	$(22,298)	$(29,073)

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2014, 2013 and 2012
(In thousands)

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash provided by (used in) operating activities	$(3,439)	$(14,823)	$2,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of debt and equity securities	6,027	3,162	1,461
Proceeds from the maturity of debt securities			831
Purchases of debt and equity securities	(264)	(1,144)	(324)
Purchases of investment in subsidiaries	(8,376)	(35,118)	(23,764)
Net proceeds from the repayment of loans and advances to subsidiaries	8,909	4,348	28,276
Dividends received from subsidiaries	12,088
Proceeds from the sale of subsidiaries			15,520
Purchases of property, plant and equipment	(39)	(37)	(233)
Cash received for sale of property, plant and equipment		24	300
All other investing activities, net			7
Net cash provided by (used in) investing activities	18,345	(28,765)	22,074

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of RSU and payment of withholding taxes	(4,118)		(1,019)
Cash provided by financing activities	(4,118)	—	(1,019)

Net increase (decrease) in cash and cash equivalents	10,788	(43,588)	23,526
Cash and cash equivalents, beginning of year	2,686	46,274	22,748
Cash and cash equivalents, end of year	$13,474	$2,686	$46,274

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Payment (refund) of federal, foreign and state income taxes	$(4,127)		$2,662
Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$7,464		$1,428
Dividend received from subsidiaries	$62,600		$10,992

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K.

2.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of PICO. (1)
3.2	Amended and Restated By-laws of PICO. (2)
4.1	Indenture, dated October 21, 2014, among UCP, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee. (3)
10.1†
PICO Holdings, Inc. 2014 Equity Incentive Plan, Stock Option Grant Notice, Stock Option Award Agreement, Stock Option Notice of Exercise, Restricted Stock Unit Grant Notice, Restricted Stock Unit Award Agreement, and Restricted Stock Deferral Election Form. (4)

10.2†	PICO Holdings, Inc. Performance Incentive Plan. (5)
10.3†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in December 31, 1997. (6)

10.4†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in December 7, 2004. (6)

10.5†
Trust for PICO Deferred Holdings, LLC Non-Employee Director Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in September 25, 2001. (6)

10.6†	PICO Deferred Holdings, LLC Deferred Compensation Plan. (6)
10.7†	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada dated October 16, 2007. (7)
10.8†	Agreement to Terminate Employment Agreement (which was dated March 3, 2009) with Maxim C. W. Webb dated December 31, 2010. (8)
10.9†	Form of certain amended and restated definitive agreements by and between PICO Northstar Management, LLC, a subsidiary of the Company, and Northstar Agri Industries, LLC. (9)
10.10	Credit Agreement dated June 13, 2011, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders. (10)
10.11†	Amended and Restated Employment Agreement dated December 24, 2014 by and between PICO Holdings, Inc. and John R. Hart. (11)
10.12	Stock Purchase Agreement by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated June 20, 2012. (12)
10.13	First Amendment to Stock Purchase Agreement, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated July 13, 2012 (13)
10.14	Second Amendment to Stock Purchase Agreement, by and among PICO Holdings, Inc., PICO Investment Corporation and White Mountains Solutions Holding Company, dated September 10, 2012(14)
10.15	Limited Guarantee, by and among PICO Holdings, Inc., PICO Investment Corporation and Sirius Re Holdings, Inc. dated June 20, 2012. (12)
10.16†	Severance Agreement between PICO Holdings, Inc. and Maxim C.W. Webb. (13)
10.17†	Severance Agreement between PICO Holdings, Inc. and John T. Perri. (13)
10.18	Form of Indemnity Agreement with directors and executive officers of PICO Holdings, Inc. and each of its subsidiaries.(15)
10.19	First Amendment to Credit Agreement dated October 14, 2011, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(16)
10.20	Second Amendment to Credit Agreement dated February 8, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(16)
10.21	Third Amendment to Credit Agreement dated May 25, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(16)
10.22	Fourth Amendment to Credit Agreement dated August 14, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(16)
10.23	Fifth Amendment to Credit Agreement dated October 17, 2012, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(16)

Exhibit Number	Description
10.24	Sixth Amendment to Credit Agreement dated March 21, 2013, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(17)
10.25	Seventh Amendment to Credit Agreement dated September 17, 2013, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders.(18)
10.26	Eighth Amendment to Credit Agreement dated March 21, 2014, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders. (19)
10.27	Ninth Amendment to Credit Agreement dated July 30, 2014, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders. (20)
10.28	Tenth Amendment to Credit Agreement dated December 23, 2014, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders. (21)
18.1	Preferability Letter of Independent Registered Public Accounting Firm.
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(2)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(3)	Incorporate by reference to Form 8-K filed with the SEC on October 24, 2014.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014.
(5)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2014.
(6)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(8)	Incorporated by reference to Form 8-K filed with the SEC on January 6, 2011.
(9)	Incorporated by reference to Form 8-K filed with the SEC on December 30, 2010.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2011.
(11)	Incorporated by reference to Form 8-K filed with the SEC on December 29, 2014.
(12)	Incorporated by reference to Form 8-K filed with the SEC on June 22, 2012.
(13)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2012.
(14)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 9, 2012.
(15)	Incorporated by reference to Form 8-K filed with the SEC on March 5, 2013.
(16)	Incorporated by reference to the Annual Report on Form 10-K/A filed with the SEC on March 15, 2013.
(17)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 10, 2013.
(18)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 12, 2013.
(19)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 12, 2014.

Exhibit Number	Description
(20)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 11, 2014.
(21)	Incorporated by reference to Form 8-K filed with the SEC on December 29, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 13, 2015	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 13, 2015 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Kristina M. Leslie	Chair of the Board
Kristina M. Leslie

/s/ John R. Hart	Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Maxim C. W. Webb	(Principal Financial Officer)

/s/ John T. Perri	Vice President, Chief Accounting Officer
John T. Perri	(Principal Accounting Officer)

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ Robert G. Deuster	Director
Robert G. Deuster

/s/ Michael J. Machado	Director
Michael J. Machado

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka

/s/ Julie H. Sullivan, Ph.D.	Director
Julie H. Sullivan, Ph.D.