Form 10-K/A
period 2014-12-31
PICO HOLDINGS INC /NEW
filed 2015-04-30
CIK 830122

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
Securities Registered Pursuant to Section 12(g) of the Acts
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

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

On April 27, 2015, the registrant had 23,004,618 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Report”) amends the Annual Report on Form 10-K of PICO Holdings, Inc. (the “Company” or the “Registrant”) for the year ended December 31, 2014, that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “Original Report”), to add certain information required by the following items of Form 10-K:

Item	Description
Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Item 11.	EXECUTIVE COMPENSATION
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information was previously omitted from the Original Report in reliance on SEC general instructions to Form 10-K, which permits the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year end. The Company is filing this Amended Report to add this information because the definitive proxy statement containing this information will not be filed before that date. As such, the Company hereby amends Items 10, 11, 12, 13, and 14 of Part III of our Original Report by deleting the text of such Items 10, 11, 12, 13, and 14 in their entirety and replacing them with the information provided below under the respective headings. As a result of this amendment, the Company is also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Report. Accordingly, this Amended Report does not reflect events occurring after the filing of the Original Report or modify or update those disclosures affected by subsequent events. Information not affected by this Amended Report remains unchanged and reflects the disclosures made at the time the Original Report was filed. Therefore, this Amended Report should be read in conjunction with any documents incorporated by reference therein and the Company’s filings made with the SEC subsequent to the Original Report.

As used in this Amended Report, the terms “we,” “us,” “our,” and “PICO” refer to PICO Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Our Board of Directors is divided into three classes, with the terms of office of each class ending in successive years. The total number of authorized directors is seven.

Class I Directors with terms ending in 2015:

Director Name	Business Experience	Age
Robert G. Deuster
Robert G. Deuster has served as a member of our Board of Directors since 2011. Mr. Deuster currently is the Chief Executive Officer of Collector’s Universe, a public company that is a global provider of authenticating and grading services to the collectibles market and a member of their board. Previously, Mr. Deuster served as Chairman and Chief Executive Officer of Newport Corporation, a public company that is a global supplier of laser, optical, and motion control products, from May 1996 until his retirement in October of 2007. Mr. Deuster also served as President of Newport from May 1996 until July 2004, and in June 1997 became Chairman of the board. From 1985 to 1996, Mr. Deuster served in various senior management positions at Applied Power, Inc. (now Actuant Corporation, a public company), a global manufacturer of electrical and hydraulic products, serving as Senior Vice President of the Distributed Products Group from 1994 to 1996, President of the Barry Controls Division from 1989 to 1994, President of the APITECH Division from 1986 to 1989, and Vice President of Sales and Marketing of the Enerpac Division from 1985 to 1986. From 1975 to 1985 he held engineering and marketing management positions at General Electric Company’s Medical Systems Division. Mr. Deuster currently serves on the board of Symmetry Surgical Inc., a public company that provides surgical devices and solutions to the global orthopedic market. He also serves as a director of Ondax, Inc., a private optical components company. Mr. Deuster received his B.S. in Electrical Engineering from Marquette University in 1973. Mr. Deuster is a member of the National Association of Corporate Directors and holds an Advanced Director Certification from the American College of Corporate Directors.

We believe that Mr. Deuster’s extensive technology industry experience and experience on the boards of directors of various public and private companies makes him an invaluable member of our Board of Directors. This experience provides him keen insight of both the management and operations of a business and the governance and oversight matters facing companies and led to our conclusion that he should serve on our Board of Directors.
64
Julie H. Sullivan, PhD
Julie H. Sullivan, PhD has served as a member of our Board of Directors since 2009. Dr. Sullivan is President of the University of St. Thomas in Minnesota. Prior to this she served as Executive Vice President and Provost of the University of San Diego (2005 - 2013) after an extensive academic and administrative career as a professor in business and accounting at the University of North Carolina at Chapel Hill (1987 - 2003) and University of California, San Diego (2003 - 2005). Dr. Sullivan has served as an Advisory Director and as a member of the audit, compensation, and pension committees of SI Group, a privately owned, global chemical company since 2001. She also serves as a Director of SI Group - India Limited. In addition, Dr. Sullivan has 8 years of cumulative prior experience as a director of two other public companies, Applied Micro (AMCC), an electronics company, and United PanAm Financial Corporation (UPFC), a specialty finance company, where she chaired the audit committees of both boards. Dr. Sullivan also serves on non-profit boards, including The Old Globe Theatre (2006 - 2013), Project Concern International (2006 - 2012), and Minnesota Private Colleges Council (2013 to present). Dr. Sullivan has a PhD in business and accounting and a Master’s degree in accounting and taxation from the University of Florida. Dr. Sullivan also is a certified public accountant (non-practicing) and is a member of the National Association of Corporate Directors, the Minnesota Business Partnership, the Minnesota Women’s Economic Roundtable, and the Minnesota Advisory Council of the U.S. Global Leadership Coalition.

Based on Dr. Sullivan’s extensive experience on the boards of diverse entities and her management experience and academic research, we believe that she is extremely knowledgeable and a renowned expert with regard to financial reporting, corporate governance, and business strategy matters and provides an invaluable perspective to our Board of Directors leading to our conclusion that she should serve on our Board of Directors.
57

Class II Directors with terms ending in 2016:

Director Name	Business Experience	Age
Carlos C. Campbell
Carlos C. Campbell has served as a member of our Board of Directors since 1998. He is Chair of the Compensation Committee, and a member of the Audit Committee and the Corporate Governance and Nominating Committee. He is the President of Global 21, LLC, a strategic advisory company, (Formerly C.C. Campbell & Co., 1985-2011) and Initiative Films, LLC (2011- Present). Mr. Campbell has served as a director of Resource America, Inc. since 1990. Mr. Campbell has also previously served as a director of eight other public corporations. Mr. Campbell has completed over two dozen seminars on director training. He has a Certificate of Director Education from the National Association of Corporate Directors and is a graduate of the Director’s Institute, University of California Los Angeles, where he was designated a Certified Corporate Director. He has completed seminars in corporate governance, auditing, and compensation at the Harvard Business School. Mr. Campbell is a member of the National Association of Corporate Directors and a member of the 2011 inaugural class of Board Leadership Fellows. He was also elected to the NACD Directorship 100, which recognizes the most influential directors of U.S. corporations. Mr. Campbell has participated in numerous professional forums with the NACD on governance, compensation, and mergers and acquisitions. Mr. Campbell served as the Assistant Secretary of Commerce for Economic Development, U.S. Department of Commerce (1981-1984) where he was the final authority for an annual program budget of $300 million and a loan portfolio in excess of $1 billion. Mr. Campbell has a B.S. in Construction Management from Michigan State University, a Certificate in Engineering Science from the U.S. Naval Post Graduate School, and a Master of City & Regional Planning from the School of Engineering & Architecture, Catholic University of America. Mr. Campbell served on active duty as a Naval Flight Officer and Intelligence Officer. He has traveled to over fifty countries mainly on government business.

We believe that Mr. Campbell’s extensive directorship training, strategic advisory and government experience, two areas of expertise that are important to certain of our operating segments, enrich the makeup of the Board of Directors and provide keen insight into our businesses. Mr. Campbell’s record of service as a director on public boards and with government agencies also gives him substantial experience on financial, governance and risk oversight matters leading to our conclusion that he should serve on our Board of Directors.
77
Kristina M. Leslie
Kristina M. Leslie has served on our Board of Directors since 2009, as Non-Executive Vice Chair and lead independent director from August 2011 to May 2012, and has served as our Non-Executive Chair since May 2012. Ms. Leslie is the former Chief Financial Officer of DreamWorks Animation SKG, Inc. where she served in that capacity from 2004 through 2007. Prior to becoming Chief Financial Officer of DreamWorks Animation, Ms. Leslie served as Chief Financial Officer of DreamWorks LLC from 2003 through 2004. Prior to that, she oversaw the corporate finance and strategic planning functions at DreamWorks, LLC since 1996. Currently, Ms. Leslie serves on the Board of Directors of Orbitz Worldwide, Inc. where she is the Chair of the Audit Committee and a member of the Compensation Committee and the Nominating and Governance Committee, as well as the Board of Directors of Blue Shield of California where she is a member of the Audit Committee, Finance and Investment Committee, and Quality Improvement Committee. Ms. Leslie is a member of the National Association of Corporate Directors. Ms. Leslie holds a BA in Economics from Bucknell University and an MBA with a concentration in Finance from Columbia University.

Ms. Leslie has substantial management experience from her years of service at Dreamworks, LLC and later as Chief Financial Officer of DreamWorks Animation SKG, a publicly-held company, which gives her keen insight on matters relating to strategic planning, financial reporting, financial management, corporate governance, risk oversight, and management succession. Ms. Leslie’s years of service as a director on public and not-for-profit companies also gives her substantial experience on financial, governance and risk oversight matters leading to our conclusion that she should serve on our Board of Directors.
50

Director Name	Business Experience	Age
Kenneth J. Slepicka
Kenneth J. Slepicka has served as a member of our Board of Directors since 2005. Mr. Slepicka is currently the Chairman, Chief Executive Officer, and acting Chief Financial Officer of Synthonics, Inc., an early stage biotechnology company, and has served in such capacity since 2006. Mr. Slepicka received a Master of Business Administration from Kellogg School of Management, Northwestern University. Mr. Slepicka has also received a Master Director Certification from the National Association of Corporate Directors (NACD), is a member, and has earned certificates of director education in 2007, 2008, and 2009, as well as the status of Leadership Fellow from the NACD. In addition, Mr. Slepicka served as President and Treasurer of SBC Warburg Futures Inc. from 1994 to 1998, as Executive Director of Fixed Income Trading for O’Connor & Associates from 1985 to 1994, and has held risk advisor, consultant and strategic planning positions in the financial and healthcare industries. Mr. Slepicka has served as a member of the FIA Steering Committee, the Federal Reserve FCM Working Group, and as a Governor of the Board of Trade Clearing Corporation. He is also a former member of the Chicago Board of Trade, Chicago Mercantile Exchange, Chicago Board of Options Exchange, and Pacific Options Exchange. In addition, Mr. Slepicka currently serves and has served on the boards of directors of several not-for-profit entities.

Mr. Slepicka’s management and operational experience leads to our conclusion that he should serve on our Board of Directors.
58

Class III Directors with terms ending in 2017:

Director Name	Business Experience	Age
John R. Hart
John R. Hart has served as President and Chief Executive Officer and as a member of the Company board of directors since 1996.  Mr. Hart also serves as an officer and/or director of the Company’s most significant subsidiaries: for UCP, Inc. as a director since their incorporation (May 2013 - Present) and UCP, LLC, prior to their incorporation, as the Chairman of the board of managers (October 2007 - June 2013); for Vidler Water Company, Inc. as Chairman (since 1997), as director (since 1995) and Chief Executive Officer (since 1998); as sole director of PICO European Holdings, LLC (since 2008); and as director and Chief Executive Officer of PICO Northstar Management, LLC and its subsidiaries (since 2010). He has also previously served other various subsidiaries of the Company in the following capacities, among others: as director (1993 - 2012), President, and Chief Executive Officer (1996 - 2012) of Physicians Insurance Company of Ohio; and as director of Citation Insurance Company (1996 - 2012). Mr. Hart additionally served as a director of Spigit, Inc. until September 2013. Mr. Hart received a B.A. in Economics from Pomona College.

Mr. Hart has been our President and Chief Executive Officer and a member of our Board of Directors for almost fifteen years and his leadership and strategic guidance over these years have been critical to our success. Mr. Hart also brings the knowledge of the operations of our Company to the Board of Directors, which provides invaluable insight to the Board of Directors as it reviews the Company’s strategic and financial plans leading to our conclusion that he should serve on our Board of Directors.
55
Michael J. Machado
Michael J. Machado has served as a member of our Board of Directors since 2013. Mr. Machado was a member of the California State Assembly from 1992 - 2000, a California State Senator from 2000 - 2008, and was appointed in 2015 to the Council of Economic Advisors on Tax Policy for the California State Controller. Since 2008 Mr. Machado has been the owner and operator of a diversified farming operation in California’s Central Valley. Mr. Machado is a board member of the California State Compensation Insurance Fund (2008 to present), P & M Farms (1985 to present) and is also a member of the non-profit boards for the San Joaquin Historical Society Board of Trustees (2012 to present) and Restore the Delta (since 2014). He is a member of the National Association of Corporate Directors and is a Board Leadership Fellow. He received an undergraduate degree in Economics from Stanford University and a Master’s degree in Agricultural Economics from the University of California, Davis. In addition he attended Harvard University’s Agribusiness Executive Education Program. As a state legislator in California, Mr. Machado was heavily involved in numerous issues, including water policy and agricultural policy.

We believe that Mr. Machado’s extensive educational and legislative experience, and his continuing involvement in owning and operating a diversified farming operation, as well as his involvement in water policy issues make him a valuable addition to our Board of Directors.
67

Executive Officers

Certain information required by this item concerning executive officers is set forth in Part I of the Original Report under the caption “Executive Officers” and is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers, directors, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership on Form 3 and reports of changes in beneficial ownership of our common stock on Form 4 with SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based upon a review of the copies of these reports received by the Company and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all reports required to be filed by the directors, officers, and holders of more than 10% of the Company’s common stock, pursuant to Section 16 of the Exchange Act since January 1, 2014, were filed on a timely basis, other than (i) a Form 4 for Mr. Ronald Langley that reported a single grant of restricted stock unit that was inadvertently filed late on March 3, 2014 and (ii) a Form 4 for Mr. Hart that reported an indirect purchase of common stock by the Company’s 401k Plan that was inadvertently filed late on October 29, 2014.

Corporate Governance

Committees of the Board of Directors

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee, all of which are composed solely of independent directors. The committees operate pursuant to written charters, which are available on our website under “Corporate Governance” at http://investors.picoholdings.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A. The following table sets forth the three standing committees, the current members of each committee, and the number of meetings held by each committee in 2014.

Name of Director	Audit	Compensation	Corporate Governance and Nominating
Carlos C. Campbell*	Member	Chair	Member
Robert G. Deuster*	Member	Member
John R. Hart
Kristina M. Leslie*	Member**	Member	Chair
Michael J. Machado*	Member	Member
Kenneth J. Slepicka
Julie H. Sullivan, PhD*	Chair**		Member
Number of Committee Meetings in 2014	6	4	3
* Independent Director
** Financial Expert

Audit Committee. The Audit Committee consists of Dr. Sullivan (Chair), Mr. Campbell, Mr. Deuster, Ms. Leslie, and Mr. Machado, none of whom has been or is an officer or employee of our Company. Each member of the Audit Committee, in the judgment of our Board of Directors, is independent within the meaning set forth under applicable rules of the NASDAQ stock market and Rule 10A-3(b)(1)(ii) of the Exchange Act.

The functions of the Audit Committee include: (a) overseeing our accounting and financial reporting processes; (b) meeting with the independent registered public accounting firm to review their reports on their audits of our financial statements, their comments on our internal control over financial reporting and the action taken by management with regard to such comments; (c) reviewing and approving all related persons transactions; (d) reviewing auditor independence; (e) issuing an Audit Committee report to the shareholders; and (f) the appointment of our independent registered public accounting firm and pre-approving all auditing and non-auditing services to be performed by such firm.

The Audit Committee has the authority, in its discretion, to order interim and unscheduled audits to investigate any matter brought to its attention and to perform such other duties as may be assigned to it from time to time by our Board of Directors. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014, its accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. A copy of the Audit Committee’s Charter is posted on our website under “Corporate Governance” at http://investors.picoholdings.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

Audit Committee Financial Experts. Our Board of Directors has determined that Ms. Leslie and Dr. Sullivan are each qualified as an audit committee financial expert as defined in SEC rules.

Compensation Committee. The Compensation Committee consists of Mr. Campbell (Chair), Mr. Deuster, Ms. Leslie, and Mr. Machado. None of its members is or has been an officer or employee of our Company, and our Board of Directors has determined that each member of the Compensation Committee is independent within the meaning set forth under applicable rules of the NASDAQ stock market and an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The functions of the Compensation Committee include: (a) evaluating the performance of, and set compensation for, our Chief Executive Officer (“CEO”) and other senior management; (b) reviewing and approving the overall executive compensation program for our executives and the executives of our subsidiaries; (c) considering and reviewing compensation levels for service as a member of our Board of Directors and its committees; (d) making recommendations to our Board of Directors with respect to new cash-based incentive compensation plans and equity-based compensation plans; and (e) administering and granting awards under the PICO Holdings, Inc. 2014 Equity Incentive Plan. The Compensation Committee’s goals are to attract and retain qualified directors and key executives critical to our long-term success, to reward executives for our long-term success and the enhancement of shareholder value, and to integrate executive compensation with both annual and long-term financial results. Additional information on the Compensation Committee’s processes and procedures for consideration of executive compensation are addressed in the Compensation Discussion and Analysis (“CD&A”) below. A copy of the Compensation Committee’s Charter is posted on our website under “Corporate Governance” at http://investors.picoholdings.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee members consist of Ms. Leslie (Chair), Dr. Sullivan, and Mr. Campbell. None of its members is or has been an officer or employee of our Company. In the judgment of our Board of Directors, each committee member is independent within the meaning set forth under applicable rules of the NASDAQ stock market. The functions of the Corporate Governance and Nominating Committee include: (a) identifying, reviewing, evaluating and selecting candidates to be nominated for election to our Board of Directors; (b) identifying and recommending members of the Board of Directors to committees; (c) overseeing and implementing the system of the corporate governance of the Company; and (d) overseeing the plans and process to monitor, control and minimize our risks and exposures.

A copy of the Corporate Governance and Nominating Committee’s Charter is posted on our website under “Corporate Governance” at http://investors.picoholdings.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

Director Nomination Process

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors within the past twelve months.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics applicable to all directors, officers, and employees. A copy may be obtained without charge by writing to the Corporate Secretary of the Company. It is also posted on the Company’s web site under “Corporate Governance” at http://investors.picoholdings.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

Amendments to or waivers of the Company’s Code of Business Conduct and Ethics granted to any of the directors or executive officers will be published promptly on the Company’s web site.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis discusses our executive compensation policies and how and why our Compensation Committee arrived at specific compensation decisions for the year ended December 31, 2014, for the following named executive officers, or “NEOs”, whose compensation is set forth in the Summary Compensation Table and other compensation tables contained in this Amended Report:

●	John R. Hart	President and Chief Executive Officer
●	Maxim C.W. Webb	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
●	John T. Perri	Vice President and Chief Accounting Officer
●	W. Raymond Webb	Vice President of Investments

We present our Compensation Discussion and Analysis in the following sections:

1.	Executive Summary. In this section, we highlight our business model and compensation philosophy and certain governance aspects of our executive compensation program.
2.	Executive Compensation Program. In this section, we describe the Company’s executive compensation philosophy and process and the material elements of our executive compensation program.
3.
2014 Executive Compensation Decisions. In this section, we provide an overview of our Compensation Committee’s executive compensation decisions for 2014 and certain actions taken before or after 2014 when doing so enhances the understanding of our executive compensation program.

4.
Other Executive Compensation Matters. In this section, we review certain governance aspects of our executive compensation program, the accounting and tax treatment of compensation and the relationship between our compensation program and risk.

Executive Summary

Our Business Model Drives our Compensation Philosophy and Programs

As a diversified holding company, we believe that we have a business model that is unique for a public company.  To maximize long-term shareholder value, our strategic mission is to select and develop undervalued assets to achieve a superior return on net assets. To do this we:

(i)	evaluate, acquire and develop undervalued assets in strategic asset classes at valuations that we believe provide significant downside risk protection;

(ii)	enhance the value of those assets through our operational expertise, development activities, transaction structure and efficient use of capital; and

(iii)	attempt to achieve gains in book value per share through both operating returns and disposition of assets at appropriate times.

Asset dispositions frequently are several years following our acquisition of such assets. We are risk averse, using appropriate levels of debt in our investments, and we are focused on long-term returns. Because our business model focuses on long-term objectives rather than short-term earnings, our compensation arrangements are principally driven by increases in shareholder equity over the long-term.

This business strategy requires a management team that functions within an entrepreneurial culture with demonstrated expertise in asset and business acquisitions, investments in all types of securities (public and private) and financial management and business operations of acquired entities in local as well as international markets.  Our management team must review, operate and manage a broad and diversified range of businesses, investments, assets, and operations that currently include water resources and storage, real estate, agribusiness and oil and gas, but may include related or unrelated businesses in the future.  In addition, our management team must assist in setting strategic direction for each business and the company as a whole.  This team is also responsible for seeking and investigating new investment and acquisition opportunities as well as coordinating and maintaining good investor relations.

We have a simple compensation philosophy, which is to hire good people and pay them for performance that is measured by increases in shareholder value.  We define “good people” as individuals who are smart, resourceful, experienced, hardworking, and ethical. A relatively small number of people have been part of the core team of executives responsible for driving our performance over the long-term.  Our CEO and Chief Financial Officer (“CFO”) have been with the Company for over 18 years and our other NEOs have all been with the Company for over 15 years. Our CEO was instrumental in restructuring the Company and developing and implementing our business model. Our small management team provides for more efficient decision making and greater accountability.

Although we may pay out on our incentive compensation awards in a particular year, this compensation is a result of years of cumulative efforts that are recognized when there is a monetization event. This practice more closely aligns the compensation of our executive officers with our corporate objectives and risk tolerance.

Corporate Governance Highlights

	What we do		What we don't do
✓	Design executive compensation program to align pay with performance so that a significant portion of compensation is "at-risk" based on corporate performance	☒	No excessive change in control severance payments
✓	Use multi-year vesting requirements	☒	No hedging or pledging by executive officers or directors
✓	Use performance-based vesting requirements for equity incentives	☒	No overlapping metrics for cash and equity incentives
✓	Maintain stock ownership guidelines	☒	No tax gross-ups
✓	Provide "double-trigger" change in control benefits	☒	No excessive prerequisites
✓	Maintain claw back policy	☒	No repricing of underwater stock options

Executive Compensation Program

Our Compensation Philosophy

Our compensation philosophy is based on retaining our long-tenured executive team that is instrumental to our success. Our CEO and CFO have been with the Company for over 18 years and our other NEOs have all been with the Company for over 15 years. We consider retention of our key executives important because it could be very disruptive and costly for our business if we needed to replace any of our key executives. Our CEO was instrumental in restructuring the Company and developing and implementing our business model. Our other NEOs (as well as the senior executives of our businesses) are his handpicked team that has assisted our CEO in successfully executing our business strategy, in many cases for over a decade. They have acquired a valuable and specific skill set over the years with us that we would have a difficult time replacing.

Our executive compensation program is designed to retain our executive officers and, when warranted based on successful performance, reward them for achieving superior growth in book value per share with moderate risk. One way we measure our success is by the long-term growth in our book value per share. In structuring our cash incentive award program, we use the growth in our book value per share because that metric focuses our management team on overall business growth and long-term profitability and directly influences shareholder value. As our book value per share declined in the year ended 2014, none of our NEOs earned a cash incentive award. Additionally, we use changes in our stock price as a metric for measuring our long-term performance. Our CEO and other NEOs have been awarded stock based compensation in the form of service vesting restricted stock units (“RSU”), performance-based price-contingent stock options (“Performance-Based Options”), and prior to 2007 in the form of stock-settled appreciation rights (“SAR”). Their compensation is, therefore, closely aligned to the long-term growth in our stock price.

Because of the relatively infrequent timing of our asset monetization transactions, we do not have a short-term focus on earnings. As a result, we do not believe that short-term measures are useful in evaluating our financial performance or compensating our executives. Although we may pay out on our incentive compensation awards in a particular year, this compensation is a result of years of cumulative efforts that are recognized when there is a monetization event. This practice more closely aligns the compensation of our executive officers with our corporate objectives and risk tolerance.

The Role of the Compensation Committee in Determining Executive Compensation

Our executive compensation program is subject to a thorough process that includes Compensation Committee review and approval of program design and practices; the advice of an independent third-party compensation consultant engaged by the Compensation Committee; and consistently applied practices with respect to incentive compensation. The Company’s compensation program is intended to be equitable, accountable, transparent and shareholder-centric.

Our Compensation Committee is composed of “outside directors” within the meaning of Section 162(m) of the Internal Revenue Code and “non-employee directors” within the meaning of Exchange Act Rule 16b-3, who also meet the independence requirements of the NASDAQ Global Market. The Compensation Committee is responsible for assuring that all of our executive compensation decisions are developed, implemented and administered in a way that supports our fundamental philosophy that a significant portion of executive compensation is linked to our performance. To this end, the Compensation Committee oversees and administers all of our executive compensation plans and policies, administers our 2014 Equity Incentive Plan (including reviewing and approving grants of awards under the 2014 Equity Incentive Plan), and annually reviews and approves the individual elements of the NEOs’ total compensation packages.

Management Interaction with Committee

In carrying out its responsibilities, our Compensation Committee works with members of our management team, including our CEO. The management team assists our Compensation Committee by providing information on Company and individual performance, market data, and management’s perspective and recommendations on compensation matters. Our Compensation Committee solicits and reviews the CEO’s recommendations and proposals with respect to annual cash compensation adjustments, equity incentive awards, program structures, and other compensation-related matters (other than for the CEO). Our Compensation Committee uses the CEO’s recommendations and proposals as one of many factors in reviewing and approving the compensation for the Company’s NEOs (other than the CEO) and direct reports to the CEO. Our Compensation Committee meets in executive session to set the compensation of our CEO.

Use of Independent Compensation Consultant

Our Compensation Committee engages an independent compensation consultant to provide the Committee with information, recommendations, and other advice relating to executive compensation. For fiscal 2014, the Committee engaged Compensia to serve as the independent compensation advisor. Compensia serves at the discretion of the Committee and regularly meets with the Committee, both with and without management present.

In fiscal 2014, Compensia regularly participated in Committee meetings and provided assistance to the Committee, including:

✓	Review and analysis related to our executive officers’ base salaries, annual cash incentive compensation, and equity incentive compensation levels and plan structures;

✓	Assessment of industry trends, corporate governance and legislative environment;

✓
Develop “tally sheets” to provide a comprehensive view of our executive officers’ total compensation arrangements, including cash compensation (fixed and variable), equity incentive compensation (past awards and the current and projected values of these awards), and post-employment obligations (severance and change-of control-benefits);

✓	Review of equity compensation design and strategy; and

✓	Review of the Compensation Discussion & Analysis.

In fiscal 2014, Compensia was not engaged by management to provide any services to the Company. The Committee reviewed Compensia’s independence in fiscal 2014 and found that there were no conflicts of interest.

Use of Market Data

For purposes of comparing our executive compensation against the competitive market, our Compensation Committee utilizes two sets of peer groups. Our primary peer group consists of 12 companies that we believe most closely match us in terms of business structure and were within our desired range for gross assets and market capitalization. Our secondary peer group consists of 20 companies from the broader financial industry that were within our desired range for gross assets and market capitalization. We use the primary peer group to provide us compensation information for companies most like us. However, because of the limited number of companies we could identify, we use the broader group to provide a more general understanding of compensation levels and design for financial companies. We limit peer companies to a range of between 50% and 200% of our gross assets and market capitalization at the time we review the peers. The Committee reviews the Company’s peer groups at least annually and makes adjustments to its composition, taking into account changes in both the Company’s business and the businesses of the companies in the peer group.

Our primary peer group consisted of the following 12 companies:

Biglari Holdings	Hercules Technology Growth Cap	MCG Capital
Blackstone Mortgage Trust	ICG Group	Otter Tail
Capital Southwest	KCAP Capital	Safeguard Scientifics
Harris & Harris Group	Main Street Capital	Triangle Capital

Our secondary peer group consisted of the following 20 companies:

Biglari Holdings	GFI Group	MCG Capital
Calamos Asset Management	Green Dot	Otter Tail
Capital Southwest	Greenhill & Co	Piper Jaffray
Cowen Group	Hercules Technology Growth Cap	Safeguard Scientifics
Encore Capital Group	HFF	Triangle Capital
Evercore Partners	Ladenburg Thalmann Financial	World Acceptance
FBR & Co	Main Street Capital

To analyze the compensation practices of the peer group companies, Compensia gathered data from public filings. This market data, consisting of the peer proxy data was then used as a reference point for the Committee to assess the Company’s current compensation levels in the course of its deliberations on compensation forms and amounts. Our Compensation Committee also considered how much hedge funds or private equity groups would receive as fees if it had the same amount of assets under management as our gross assets, because our key executives may have opportunities in the hedge fund and private equity industry.  Understanding the fee structure of hedge funds and private equity provides the Committee an additional data point on the competitiveness of our executive compensation program.

Determining the Amount of Compensation for Our NEOs

The amount of compensation we provide our NEOs is intended to be:

Reasonable and appropriate for our business needs and circumstances. Our Compensation Committee considers as reference points for comparative purposes compensation practices of other public companies as well as hedge funds where our executives could find employment. While we develop peer groups for reviewing market practices, because of our unique business model, we use the peer groups for informational purposes and do not target specific benchmark percentiles.

Internally fair and equitable relative to roles, responsibilities and work relationships. Management and the Compensation Committee may consider certain business and individual factors to evaluate internal fairness and equity. We do not attempt to establish specific internal relationships among the NEOs.

Variable from year-to-year based on the Company’s performance (“pay-for-performance”). Our annual cash incentive program and equity incentive awards deliver compensation to our NEOs when we achieve our financial objective of growing book value per share and the price of our stock appreciates above the value of the equity based award.

Reflective of the lean management structure we employ. We have a limited set of executives and staff running our operations. This keeps our overall corporate overhead at reasonable levels, but also demands more from our team. The Compensation Committee takes into account the overall cost savings of our model when considering compensation.

Focused on retaining the core team of executives. Retention of our core team of executives is critical to our business strategy, because the loss of any executive will require significant resources to replace. The Compensation Committee considers the retention of the executives when designing the executive compensation program.

Key Components of Our NEO Compensation Program

This table includes the principal components of our pay-for-performance approach.

Component	Purpose	Form	Pay-for-Performance	Comment
Base salary	Provide sufficient competitive pay to attract and retain experienced and successful executives.	Cash	Adjustments to base salary consider individual performance, contributions to the business, competitive practices and internal comparisons.
Annual fixed cash compensation. Base salary reflects the employee's level of responsibility, expertise, skills, knowledge and experience. For our CEO, base salary is fixed for the term of his employment agreement, subject to annual cost of living adjustments. For our other NEOs, base salary is reviewed on an annual basis.

Cash incentive	Encourage and reward contributions to our financial results. Engage executives in execution of our business strategy. Emphasize accountability for results.	Cash	The potential award amount varies with the degree to which we increase our book value per share in comparison to the performance of the S&P 500 over a five-year period.	Annual variable cash compensation. The Compensation Committee determines and approves the actual amount earned after the close of the fiscal year.
Equity incentive
Encourage and reward building long-term shareholder value, employment retention and company stock ownership. Align executives with shareholder interests and retain executive officers through long-term vesting.
RSU and Performance-Based Options
RSU retain executives and align them with shareholders’ interests by awarding a fixed number of shares upon vesting. Performance-Based Options reward building long-term shareholder value (see equity compensation section for a more detailed description of Performance-Based Options).

The Compensation Committee, at its sole discretion, determines the value of stock-based awards granted each year. We require stock ownership through stock ownership guidelines applicable to our CEO, CFO and other designated executive officers.

We also provide the following compensation and benefit programs to our executives, many of which are broadly available to all of our employees:

Component	Objectives and Basis	Form
Retirement benefits	Retain and recruit our executive officers.	401(k) plan. Provides a tax-deferred means to save for retirement. The NEOs have the opportunity to participate in this Section 401(k) plan on the same basis as all of our other employees.
Deferred compensation opportunity	Retain and recruit our executive officers by offering them an opportunity to defer income tax on amounts deferred.
Non-qualified deferred compensation plan. We do not make any matching or other contributions to the nonqualified deferred compensation plan.  The amounts deferred under the plan are credited with interest, earnings, appreciation, losses and depreciation based on the performance of equities, bonds or cash selected by the participants, and are held in a grantor trust, the assets of which are subject to the claims of our creditors.

Insurance and other benefits	Provide for the safety and wellness of all of our employees, including our executive officers.
These benefits include health insurance, life insurance, dental insurance, vision insurance, and disability insurance, which are available to all employees, including our NEOs, on a nondiscriminatory basis.

Termination and severance benefits	Retain and recruit our executive officers.	Various, including cash and accelerated vesting of equity incentives in certain circumstances.

2014 Executive Compensation Decisions

Say-on-Pay Vote

At our 2014 Annual Shareholder Meeting, 82.8% of our shareholders voted in favor of our non-binding, advisory vote on our executive compensation program. Our Compensation Committee considered the results of the vote and reviewed feedback we have received on our executive compensation program along with the reports of Institutional Shareholder Services (“ISS”) and Glass Lewis and determined that there were no issues with our current executive compensation program and therefore our Compensation Committee did not make any changes to our compensation program as a result of the 2014 vote.

Assessment of 2014 Executive Officer Compensation

During 2014, the Compensation Committee performed a formal assessment of our executive compensation program with assistance from its independent executive compensation consulting firm, Compensia. As explained in greater detail in the following section, we took the following actions regarding executive compensation in 2014:

•
Our CEO, CFO, and V.P. of Investments received a base salary increase to reflect cost of living adjustments and our Chief Accounting Officer (“CAO”) received a 34.5% increase to reflect a market based adjustment;

•	None of our executive officers earned a cash incentive award in 2014 under our incentive plan; and

•
We granted equity compensation awards to certain of our NEOs consisting of both RSU and Performance-Based Options. In order for the Performance-Based Options to be exercisable, the Company’s stock price must be at least 125% of the Company’s stock price at the grant date for a period of at least 30 trading days.

2014 Cash Compensation

Base Salary: At the beginning of 2014, we increased the base salaries of our CEO, CFO, and V.P. of Investments by 0.9% as a cost of living adjustment and increased the base salary of our CAO by 34.5% to reflect a market based adjustment.

Officer	2013 Salary	2014 Increase	2014 Salary
John R. Hart	$2,094,482	0.9%	$2,113,000
Maxim C.W. Webb	$525,789	0.9%	$530,500
John T. Perri	$297,413	34.5%	$400,000
W. Raymond Webb	$249,489	0.9%	$251,700

Cash Incentive Awards: We provide cash incentive awards that are based on the Company’s increase in book value in comparison to a five-year annualized total return of the Standard & Poor’s 500. While we evaluate performance annually, the metrics relate to our long-term performance, rather than a short-term focus on annual earnings. This is because changes in our book value may only be realized when we sell an investment after many years of work in developing it. Accordingly, these awards motivate our executive officers and align their interests with our business strategy and thus, the interests of our shareholders.

In order to receive a payment, annual growth in our book value per share has to exceed a threshold level of 80% of the Standard & Poor’s 500’s annualized total return for the previous five calendar years. We tie our cash incentive awards to the five-year average of the Standard & Poor’s 500 index in order to emphasize long-term performance and to pay for relative performance that is better than the general market.  We believe that this approach closely aligns our executive officers’ pay with our corporate objectives and risk tolerance.

Our CEO’s employment agreement provides for a cash bonus when our growth in annual book value per share exceeds 80% of the Standard & Poor’s 500’s annualized total return for the previous five calendar years.  If our growth in book value per share in a fiscal year exceeds the threshold level, our CEO will receive 7.5% of the increase in book value per share multiplied by the number of shares of our common stock outstanding at the beginning of the fiscal year.

In addition, our Board of Directors has determined to provide Messrs. M. Webb and Perri with an annual incentive award equal to each of their base salaries multiplied by the ratio of the annual incentive compensation payments paid to our CEO to our CEO’s base salary.  For example, if our CEO’s total incentive compensation payments equal 50% of his base salary, each of these NEOs is eligible to receive an incentive compensation award equal to 50% of his base salary.  As a result, the incentive compensation opportunity for each of these two NEOs is based on the same growth in book value per share metric that is applicable to our CEO.

In 2014, our book value per share declined and as a result, none of our NEOs received an annual incentive compensation award for 2014.

2014 Equity Incentives

Under the 2014 Equity Incentive Plan, which was approved by shareholders in 2014, the Compensation Committee may award to participants various forms of equity-based incentives, including SAR, Performance-Based Options, restricted stock, RSU, performance awards, deferred compensation awards, and other stock-based awards.

Historically, the Company has not made annual awards of equity incentives.  Rather, we have granted equity incentive awards periodically every several years. In accordance with our equity incentive program, we did not grant any equity incentive awards to our NEOs in 2013, 2012 and 2011, because we granted a multi-year award in 2010. Consequently, when we have made such awards, for example in 2010, this has resulted in the appearance that we granted equity incentive compensation at levels in excess of the companies in our peer group.  Under SEC rules, equity incentive awards must be reported at their grant date value in the year of grant regardless of the vesting period for the award or the frequency of the grants. To address concerns from our institutional investors and their advisers and better align with the prevailing market practice, we commenced a program in 2014 to make annual grants (in smaller amounts than a multi-year award) with at least one-half of the exercisability of the award tied to performance-based criteria.

The Compensation Committee determined that an appropriate form of equity incentive compensation for our NEOs should be comprised of a mix of equity awards with at least one-half of the awards, based on their approximate grant date accounting value, consisting of Performance-Based Options and the remainder consisting of service-vesting RSU, which vest annually in four equal installments. Performance-Based Options are granted with exercise prices at the fair market value of our stock on the grant date and will have a typical three year vesting schedule, but, in addition, must achieve a stock price target in order to be exercisable. For example, if we were to grant a stock option with a stock price contingency of 125% of the grant date stock price and our stock price was $20 on the grant date, then (i) the exercise price of the option would be $20; (ii) the option would vest ratably over three years; and (iii) to be exercisable, the average stock price for thirty trading days would need to be equal to or more than $25 per share. Once the stock achieved this stock price target the stock option would be exercisable to the extent vested and any portion of the option that was not vested at the time the price target was met, would be exercisable as it vested. The price target needs to be achieved once for the option to be exercisable and later declines in the stock price below the price target ($25 per share in our example) would not affect the exercisability of the option. We believe these price-contingent stock options align the executives with the shareholders and provide the long-term focus we strive for in our executive compensation program and provide a reasonable reward to our executives for a 25% increase in our market capitalization from the option grant date.

	Performance-Based Options		RSU
Named Executive Officer	Options Granted	Grant Date Fair Value	RSU Granted	Grant Date Fair Value	Total Value
John R. Hart	285,714	$1,475,705	71,429	$1,393,580	$2,869,285
Maxim C.W. Webb	95,238	$837,881	23,810	$464,533	$1,302,414
John T. Perri	72,381	$636,791	18,095	$353,033	$989,824

Other Executive Compensation Matters

Shareholder Engagement

We engage with our shareholders to see if they have any concerns with our executive compensation program and corporate governance policies. After receiving significant shareholder feedback in 2011, we enacted a set of policy changes in 2012, which are described below, and we strive to adopt best-practice executive compensation policies. Subsequent to the policy changes in 2012, we continue to have dialog with our shareholders regarding stock-based compensation.

Claw Back Policy

In 2012 we adopted a policy that would require our CEO, CFO and other designated executive officers, to repay to us the amount of any annual cash incentive received to the extent that:

•	The amount of such payment was based on the achievement of certain financial results that were subsequently the subject of a restatement that occurs within 12 months of such payment;

•	The executive officer had engaged in theft, dishonesty or intentional falsification of our documents or records that resulted in the obligation to restate our financial results; and

•	A lower annual cash incentive would have been paid to the executive officer based upon the restated financial results.

The Compensation Committee is responsible for the interpretation and enforcement of this repayment policy. We intend to amend our repayment policy to comply with any additional requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 after the SEC adopts regulations implementing those requirements.

Stock Ownership Guidelines

Our stock ownership guidelines for our CEO, CFO and other executive officers designated by the Compensation Committee help ensure that those officers maintain an equity stake in the Company, and by doing so, appropriately link their interests with those of other shareholders. We also have stock ownership guidelines for our non-employee directors, which are addressed below with the discussion of director compensation. These ownership guidelines count shares actually owned, vested deferred stock units, and 50% of the vested stock options and SAR towards the equity ownership requirement. Until the applicable stock ownership guideline is met, the officer is required to retain 25% of the net shares received as a result of the exercise of the Company's stock options or SAR and receipt of RSU. Each of our executive officers are in compliance with the guidelines.

The guidelines are as follows:

Role	Ownership Guideline
CEO	lesser of 275,000 shares or 3x base salary
CFO	lesser of 18,000 shares or 1x base salary
Other designated executive officers	lesser of 10,000 shares or 1x base salary

Termination and Change in Control

We provide certain termination of employment payments and benefits to our NEOs.  We provide these payments and benefits to help retain and recruit our NEOs, which is one of the primary objectives of our executive compensation program. We believe that providing these benefits allows our NEOs to focus on our business and what is in the best interests of our shareholders regardless of the potential impact on them personally. Our Compensation Committee determined the level of benefits based on a review of the market by our independent compensation consultant, the recommendations of management and considering the nature of our business and executive compensation program.

All stock-based awards for our executives provide that the unvested equity awards assumed by a buyer in the event of a change of control would not automatically accelerate at the close of the transaction (a “single trigger”) and instead the vesting would only accelerate if there was a qualifying termination following the change in control (i.e., “double trigger” treatment of unvested awards).

See “Potential Payments upon Termination or Change in Control” for a more detailed description of our termination and change in control benefits for the NEOs.

Tax and Accounting Treatment of Compensation

Under Section 162(m) of the Internal Revenue Code, annual compensation in excess of $1 million to each of a company’s CEO and three other most highly compensated executive officers, not including the CFO, (the “covered employees”) is not deductible as compensation expense for United States federal income tax purposes. However, certain types of compensation, including performance-based compensation, may be exempt from this limit if the material terms of the performance goals under which the compensation is to paid have been disclosed to, and subsequently approved by the shareholders, and the additional requirements for exemption have been satisfied. In structuring the annual and equity incentive awards for our NEOs, the Company considers Section 162(m) and how compensation must be structured to be qualifying “performance-based compensation.” In its discretion, the Company may try to qualify compensation as “performance-based”, but may also pay compensation that does not qualify as “performance-based” if the Committee determines that form of compensation is in the best interest of the Company and its shareholders.

To enable the Company to provide incentive compensation to its covered employees that may qualify for full federal income tax deductibility, we submitted a Performance Incentive Plan (“Plan”) to shareholders in 2013, which shareholders approved. By approving the Plan, the shareholders approved, among other things, the participant eligibility requirements, the performance criteria upon which incentive awards may be based, and the maximum dollar amount of compensation that may be paid to any participant for each fiscal year contained in the performance period applicable to an incentive award.

Under Internal Revenue Code Section 409A, a nonqualified deferred compensation plan, must comply with certain requirements related to the timing of deferral and distribution decisions, otherwise amounts deferred under the plan could be included in gross income when earned and be subject to additional penalty taxes. We administer our equity plans and equity awards in accordance with Section 409A requirements.

Compensation Risk Management

The Compensation Committee considered the risk in our compensation programs and practices and determined:

●	Our focus is on long-term growth with reasonable leverage, and this philosophy is conducive to minimizing compensation related risks;
●	Our incentive plans are well designed, effectively administered, focused on relevant performance measures;
●	Our plans are reasonable with respect to potential compensation levels;
●	The elements of our compensation plan are appropriately weighted in our overall mix that achieves a balance of focus between operating results and strategic results;
●
Base salaries for executive officers are sufficiently competitive to eliminate the need for them to take unnecessary risk in order to earn large incentives necessary to provide adequate cash compensation;

●
Equity-based compensation levels are competitive and sufficient to provide a balanced focus between short- and long-term priorities and results and does not encourage the taking of short-term risks at the expense of long-term results; and

●	Our insider trading policies, independent oversight by the Compensation Committee, and our stock ownership guidelines and “claw back policy” mitigate any potential risks in our compensation programs.

Based on this review, the Compensation Committee concluded that our compensation policies, plans, and practices do not encourage unnecessary or unreasonable risk-taking and do not encourage executives or employees to take risks that are reasonably likely to have a material adverse effect on the Company.

Compensation Committee Report

The following report of the Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent that we specifically incorporate it by reference into such filing.

The Compensation Committee has reviewed and discussed the foregoing CD&A with management.  Based on that review and discussion, the Compensation Committee has recommended to the Board of Directors, and the Board of Directors has approved, that the CD&A be included in this Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2014 and incorporated by reference into our proxy statement for our 2015 Annual Meeting of Stockholders.

Compensation Committee: Carlos C. Campbell, Chair Robert G. Deuster Kristina M. Leslie Michael J. Machado

Compensation Committee Interlocks and Insider
Participation in Compensation Decisions

No current member of our Compensation Committee was at any time during the year ended December 31, 2014 or any other time, an officer or employee of our Company, and no current member had any relationship with us requiring disclosure of certain relationships and related person transaction. None of our executive officers has served on the Board of Directors or compensation committee (or other committee serving an equivalent function) of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or Compensation Committee during the year ended December 31, 2014.

Compensation Tables and Narrative Disclosures

The following tables, narrative disclosures and footnotes describe the total compensation and benefits for our NEOs for fiscal 2014. The values presented in the tables do not always reflect the actual compensation received by our NEOs during the fiscal year because some portion of an NEOs compensation may have been deferred pursuant to our nonqualified deferred compensation plan.

Summary Compensation Table

The following table presents information concerning the compensation of the NEOs for services during 2014, 2013, and 2012. The SEC’s current executive compensation disclosure rules require us to value stock awards and option awards reported in the following table using the grant date fair value of the awards, rather than using the amount recognized for financial statement reporting purposes to value these awards.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total Compensation
John R. Hart, CEO	2014	$2,113,000		$1,393,580	$1,475,705		$40,300	$5,022,585
President & Chief	2013	$2,094,482					$39,700	$2,134,182
Executive Officer	2012	$2,059,471					$39,000	$2,098,471

Maxim C. W. Webb, CFO	2014	$530,500		$464,533	$837,881		$40,300	$1,873,214
Executive Vice President, Chief Financial Officer,	2013	$525,789					$47,949	$573,738
Treasurer & Secretary	2012	$517,000					$39,000	$556,000

John T. Perri, CAO	2014	$400,000		$353,033	$636,791		$40,300	$1,430,124
Vice President &	2013	$297,413	$125,000				$41,016	$463,429
Chief Accounting Officer	2012	$288,750					$39,000	$327,750

W. Raymond Webb	2014	$251,700					$34,829	$286,529
Vice President,	2013	$249,489					$35,768	$285,257
Investments	2012	$245,319					$33,438	$278,757

(1)
The reported values reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718. As these values reflect the aggregate grant date fair value, they do not necessarily correspond to the actual value that may be recognized. The assumptions that we made to determine the value of our awards for accounting purposes are described in detail under the section titled Stock-Based Compensation in Note 10 of the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 16, 2015.

(2)
Amounts in this column include contributions made by the Company on behalf of the NEOs to the 401(k) plan and health savings accounts. It also includes amounts for service awards paid in the Company's stock and expense reimbursements.

Grants of Plan-Based Awards

The following table presents information regarding the equity-based awards granted to the NEOs during 2014.

Name	Grant Date and Date of Committee Action	Number of Shares of Stock or Units	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
John R. Hart
Restricted Stock Units (1)	11/14/2014	71,429	$19.51	$1,393,580
Performance-Based Options (2)	11/14/2014	285,714	$19.51	$1,475,705
Total		357,143		$2,869,285

Maxim C.W. Webb
Restricted Stock Units (1)	11/14/2014	23,810	$19.51	$464,533
Performance-Based Options (2)	11/14/2014	95,238	$19.51	$837,881
Total		119,048		$1,302,414

John T. Perri
Restricted Stock Units (1)	11/14/2014	18,095	$19.51	$353,033
Performance-Based Options (2)	11/14/2014	72,381	$19.51	$636,791
Total		90,476		$989,824

(1)
Represents RSU granted under the 2014 Equity Incentive Plan. The aggregate grant date fair value of these awards was computed based on the closing price of the Company’s stock on the date of grant. These awards are subject to the NEOs continued employment or service with us. These RSU will vest annually in four equal installments beginning on November 14, 2015, and may also vest earlier in connection with certain terminations of employment.

(2)
Represents Performance-Based Options granted under the 2014 Equity Incentive Plan. The aggregate grant date fair value of these options was computed using a Monte Carlo model. The Performance-Based Options contain a market condition based on the achievement of a stock price target during the contractual term and vest monthly over a three year period. The vested portion of the options may be exercised only if the 30-trading-day average closing sales price of the Company’s common stock equals or exceeds 125% of the grant date stock price. The stock price contingency may be met any time before the options expire and it only needs to be met once for the Performance-Based Options to remain exercisable for the remainder of the term.

Pension Benefits and Non-qualified Deferred Compensation Plans

We do not maintain any qualified or non-qualified defined benefit pension plans. Our executive officers, however, may make voluntary deferrals of salary, bonus and other cash compensation through our non-qualified deferred compensation plan. We do not make any matching or other contributions to the non-qualified deferred compensation plan. Amounts deferred under the plan therefore have already been earned, but participating executive officers have chosen to defer receipt of the cash payment under the terms of the plan.

Each NEO who chooses to defer compensation under our non-qualified deferred compensation plan may elect, in accordance with Section 409A of the Internal Revenue Code, to receive payment in the form of a lump sum on a date certain or on separation from service, or in the form of up to 10 substantially equal annual installments beginning on a certain date or separation from service. Payment will automatically be made in a lump sum upon an executive officer’s death. Payment under the plan may also be made in connection with an unforeseeable emergency or certain terminations of the plan.

Amounts deferred under the non-qualified deferred compensation plan are credited with interest, earnings, appreciation, losses and depreciation based on the performance of the investments held in the plan. Each individual participant bears their own market risk and reward for their own deferrals under the plan.

Non-qualified Deferred Compensation

The following table presents information regarding the contributions to and earnings on NEOs deferred compensation balances during 2014 and also shows the total deferred amounts for the NEOs at the end of 2014.

Name	Executive Contributions In 2014	Registrant Contributions In 2014	Aggregate Earnings In 2014(1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2014(1)

John R. Hart			$957,678		$18,599,166
Maxim C.W. Webb			$230,558		$3,027,732
John T. Perri			$76,556	$221,282	$545,477
W. Raymond Webb			$14,310	$199,852	$1,927,133
	—	—	$1,279,102	$421,134	$24,099,508

(1)
The balances shown in this table represent compensation previously reported in the Summary Compensation Table, except for amounts attributable to aggregate earnings, which are not reportable in the Summary Compensation Table because we do not provide above market or preferential earnings on non-qualified deferred compensation.

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information on the outstanding equity awards for the NEOs as of December 31, 2014.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
John R. Hart
SAR (1)	838,356		$33.76	12/12/2015
SAR (1)	419,178		$42.71	8/2/2017
Performance-Based Options (2)	7,936	277,778	$19.51	6/14/2019
RSU (3)					71,429	$1,346,437

Maxim. C.W. Webb
SAR (1)	163,799		$33.76	12/12/2015
SAR (1)	17,292		$42.71	8/2/2017
Performance-Based Options (2)	2,645	92,593	$19.51	11/14/2024
RSU (3)					23,810	$448,819

John T. Perri
SAR (1)	30,000		$33.76	12/12/2015
SAR (1)	30,000		$42.71	8/2/2017
Performance-Based Options (2)	2,010	70,371	$19.51	11/14/2024
RSU (3)					18,095	$341,091

W. Raymond Webb
SAR (1)	48,000		$33.76	12/12/2015
SAR (1)	20,000		$42.71	8/2/2017

(1)
Represents SAR held by each NEO as of December 31, 2014. The actual number of shares to be issued to an NEO who exercises a SAR will be based on the net exercise value (that is, the market price per share of our stock on the date of exercise, minus the exercise price) times the number of SAR exercised, minus applicable taxes withheld in the form of shares. At December 31, 2014, none of the outstanding SAR held by our NEOs were in-the-money.

(2)
Represents Performance-Based Options granted on November 14, 2014, pursuant to our 2014 Equity Incentive Plan. The Performance-Based Options contain a market condition based on the achievement of a stock price target during the contractual term and vest monthly over a three year period. The vested portion of the options may be exercised only if the 30-trading-day average closing sales price of the Company’s common stock equals or exceeds 125% of the grant date stock price. The stock price contingency may be met any time before the options expire and it only needs to be met once for the Performance-Based Options to remain exercisable for the remainder of the term.

(3)
Represents RSU granted on November 14, 2014, pursuant to our 2014 Equity Incentive Plan. These awards are subject to the NEOs continued employment or service with us. These RSU will vest annually in four equal installments beginning on November 14, 2015, and may also vest earlier in connection with certain terminations of employment. The market value of the RSU reported above is based on $18.85 per share, which was the closing market price of our common stock on December 31, 2014.

Stock Ownership Guidelines for Executive Officers

The Stock Ownership Guidelines for executive officers apply to the Chief Executive Officer, Chief Financial Officer, and such other executive officers who may be designated by the Compensation Committee from time to time as being subject to these guidelines. The Stock Ownership Guidelines for executive officers are determined as the lesser of (i) a fixed number of shares and (ii) shares with a value equal to a multiple of the executive’s base salary, with the size of the multiple based on the individual’s position. The guideline for the Chief Executive Officer is set at the lesser of 275,000 shares or three times annual base salary. The guideline for the Chief Financial Officer is set at the lesser of 18,000 shares or one times base salary. The guideline for the other executive officers designated by the Compensation Committee is set at the lesser of 10,000 shares or one times annual base salary.

Cash incentive compensation repayment (“claw back”) policy

Effective January 1, 2012, we adopted a policy that would require our CEO, CFO, and other designated executive officers, to repay to us the amount of any annual cash incentive received to the extent that:

•	The amount of such payment was based on the achievement of certain financial results that were subsequently the subject of a restatement that occurs within 12 months of such payment;

•	The executive officer had engaged in theft, dishonesty or intentional falsification of our documents or records that resulted in the obligation to restate our financial results; and

•	A lower annual cash incentive would have been paid to the executive officer based upon the restated financial results.

The Compensation Committee is responsible for the interpretation and enforcement of this repayment policy. We intend to amend our repayment policy to comply with any additional requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 after the SEC adopts new regulations implementing those requirements.

Potential Payments upon Termination or Change in Control

The following section describes the payments and benefits that our NEOs may receive in connection with their termination of employment with the Company, or in connection with a change in control of the Company. All of the severance and other payments and benefits described in this section will be paid or provided by the Company. In addition to the amounts presented below, our NEOs may be entitled to the benefits quantified and described above under “Nonqualified Deferred Compensation.” The NEOs may also be entitled to additional severance payments and benefits under our severance benefit plan, which is generally available to all salaried employees and provides for two weeks of base salary for each full year of employment with us upon a termination of employment by us for any reason other than cause.

Please see our “Compensation Discussion and Analysis” for a discussion of how the payments and benefits presented below were determined.

2014 Equity Incentive Plan - Upon a change in control of the Company, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	provide for acceleration of the exercisability, vesting and/or settlement of any outstanding stock award or portion thereof;

•
provide for the assumption, continuation or substitution of an outstanding stock award or portion thereof by a surviving, continuing, successor, or purchasing corporation or other business entity or parent thereof; or

•
provide for any outstanding stock award or portion thereof denominated in shares of common stock to be canceled in exchange for a payment with respect to each vested share (and each unvested share, if so determined) of common stock subject to such canceled stock award in (i) cash, (ii) stock of the Company or of a corporation or other business entity a party to the change in control, or (iii) other property which, in any such case, shall be in an amount having a fair market value equal to the fair market value of the consideration to be paid per share of common stock in the change in control, reduced (but not below zero) by the exercise or purchase price per share, if any, under such stock award.

Under the 2014 Equity Incentive Plan, a “change in control” is generally the consummation of (i) the acquisition by a person or entity, directly or indirectly, of securities of the Company representing more than 50% of the total fair market value or total combined voting power of the Company’s then‑outstanding securities entitled to vote generally in the election of directors, (ii) a transaction or series of related transactions in which the shareholders of the Company immediately before the transaction do not retain immediately after the transaction direct or indirect beneficial ownership of more than 50% of the total combined voting power of the outstanding securities entitled to vote generally in the election of directors, or (iii) a date specified by the plan administrator following approval by the shareholders of a plan of complete liquidation or dissolution of the Company.

As indicated in the Outstanding Equity Awards at Fiscal Year-End table above, the only awards held by our NEOs at the end of 2014 were RSU, Performance-Based Options, and SAR. Using the “in-the-money” value model, the value of the SAR and Performance-Based Options awarded to our NEOs (assuming a change in control of the Company had occurred as of December 31, 2014) would be zero because the exercise price of all SAR and Performance-Based Options granted before December 31, 2014 was greater than $18.85, the closing market price of our common stock on the NASDAQ Global Market on December 31, 2014.

Mr. Hart.  Pursuant to the operation of the terms of his employment agreement, as amended in 2014, if our CEO is terminated other than “for cause” or if he resigns for “good reason” or his employment ends due to death or disability, he is entitled to receive a separation package consisting of (i) the greater of (a) his base salary for the remaining term of this employment agreement or (b) two times his base salary at the date of termination; (ii) immediate vesting of all unvested equity interests; (iii) continuation of health care benefits until his death or he accepts health coverage from another employer; and (iv) payment of the pro rata portion of any earned annual incentive award with respect to the year in which his employment is terminated.  The amended employment agreement also permits the Company to pay a single lump sum amount of $540,000 in lieu of continued health benefits if the Company determines that the benefits cannot be provided without incurring financial costs or penalties. Additionally, the RSU, Performance-Based Options, and SAR awards held by Mr. Hart will fully vest upon his termination of employment without cause, excluding death or disability, and on a change in control transaction if the buyer does not assume or substitute for all equity awards.

Messrs. M. Webb and Perri. The Company has severance agreements with both Messrs. M. Webb and Perri. These agreements provide that, in the event of involuntary termination of the executive without cause, the executive would receive a lump sum cash payment equal to the sum of (1) twenty-four months of the executive’s base salary then in effect and (2) an amount equal to the executive’s pro-rata share of any annual cash incentive award earned for the year in which involuntary termination occurred.

Mr. R. Webb.  Mr. R. Webb is not a party to an employment agreement or severance agreement with us and is only entitled to severance payments and benefits under our generally applicable severance benefit plan.  Payments and benefits under this plan generally include two weeks of base salary for each full year of employment with us if we terminate a participant’s employment for any reason other than cause.

Estimated Potential Payments for our NEOs. The following table lists the estimated value of the RSU awarded to Messrs. Hart, M. Webb, Perri and R. Webb assuming a change in control of the Company occurred on December 31, 2014. The amount of severance listed below for Mr. Hart is pursuant to his employment agreement; the amount of severance listed below for Messrs. M. Webb and Perri is pursuant to their severance agreements, and the amount of severance listed below for Mr. R. Webb is post-termination compensation that would be due pursuant to our employee benefit plan. Performance-Based Options and SAR have been excluded as they are out-of-the-money at December 31, 2014.

Severance Benefits on Termination

Name & Triggering Event	Cash Payments (1)	Cash Payments for Standard Severance	RSU that would Vest		Total
John R. Hart
Termination with cause	$682,662				$682,662
Termination without cause (3)	$7,809,220		$1,346,437		$9,155,657
Change in control			$1,346,437	(2)	$1,346,437
Death / disability	$8,109,220		$1,346,437		$9,455,657

Maxim C. W. Webb
Termination with cause	$181,594				$181,594
Termination without cause	$1,270,722		$448,819		$1,719,541
Change in control			$448,819	(2)	$448,819
Death / disability	$481,594				$481,594

John T. Perri
Termination with cause	$125,529				$125,529
Termination without cause	$953,656		$341,091		$1,294,747
Change in control			$341,091	(2)	$341,091
Death / disability	$425,529				$425,529

W. Raymond Webb
Termination with cause	$72,061				$72,061
Termination without cause	$72,061	$145,212			$217,273
Change in control					$—
Death / disability	$372,061				$372,061

(1)	Cash payments include accrued vacation and personal days, payment of salary as stipulated by agreement, and life insurance in the case of death.
(2)	Assumes that the award is neither assumed or continued by the new controlling owner, nor replaced by a substituted award with respect to the new controlling owner’s stock.
(3)	Also represents payments due upon a change in control and a subsequent termination without cause.

Director Compensation

Our non-employee director compensation program provides for the following: (1) the Chair of the Board of Directors receives an annual retainer of $45,000; (2) all non-employee Directors receive an annual retainer of $80,000 cash and $50,000 of RSU, which vest annually from the date of grant; (3) the chairs of the Audit, Compensation, and Corporate Governance and Nominating Committees each receive annual retainers of $20,000, $15,000, and $10,000, respectively; (4) the daily fee for attendance at educational activities or seminars, which has an annual maximum of $5,000; and (5) no annual cost of living increase in board and committee fees.

Pursuant to the Compensation Committee’s recommendation each non-employee director received 2,202 RSU on June 3, 2014. These awards will vest in their entirety on June 3, 2015. The following table sets forth compensation earned during 2014 for each non-employee director who served during 2014.

Name	Fees Earned Or Paid In Cash	Stock Awards(1)	Total
Kristina M. Leslie	$135,824	$49,985	$185,809
Ronald Langley (2)	$40,000		$40,000
Carlos C. Campbell	$113,516	$49,985	$163,501
Julie H. Sullivan, PhD	$104,119	$49,985	$154,104
Kenneth J. Slepicka	$84,153	$49,985	$134,138
Robert G. Deuster	$81,382	$49,985	$131,367
Michael J. Machado	$81,308	$49,985	$131,293

(1)
Kristina M. Leslie, Julie H. Sullivan, PhD, Carlos C. Campbell, Robert G. Deuster, Michael J. Machado, and Kenneth J. Slepicka were each granted 2,202 RSU on June 3, 2014. The total value of the stock awards is based on the closing market price of our common stock on the date of grant. The directors held no other outstanding stock or option awards as of the end of the fiscal year, except Mr. Campbell and Mr. Slepicka who each held 5,000 SAR exercisable at $33.76.

(2)	Ronald Langley retired from our Board of Directors effective as of our 2014 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 2, 2015, with respect to the beneficial ownership of our common stock by (i) each person whom we know to be the beneficial owner of more than 5% of our common stock based upon Schedule 13G and Schedule 13D reports filed with the Securities and Exchange Commission, (ii) each of our directors and director nominees, (iii) each NEO listed in our Summary Compensation Table, and (iv) all of our current executive officers and directors as a group.

Unless otherwise indicated, the business address for each person is 7979 Ivanhoe Avenue, Suite 300, La Jolla, CA 92037. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed a beneficial owner of securities as to which he has no economic interest.

Except as otherwise noted, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws. As of April 2, 2015, 23,004,618 shares of our common stock were outstanding.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage Ownership
Named Executive Officers and Directors
John R. Hart(1) (15) (16)	283,101	1.2%
Maxim C. W. Webb (2) (15) (16)	73,907	*
John T. Perri (3) (15) (16)	26,209	*
W. Raymond Webb (4) (15)	60	*
Carlos C. Campbell (5) (6)	2,205	*
Robert G. Deuster (6)	5,337	*
Michael J. Machado (6)	2,205	*
Kristina M. Leslie (6)	6,434	*
Kenneth J. Slepicka (6)	7,291	*
Julie H. Sullivan, PhD (6)	6,434	*
Current Executive Officers and Directors as a Group (10 persons)	413,183	1.8%

5% Shareholders
Royce & Associates, LLC (7) 745 Fifth Avenue, New York, NY 10151	2,586,422	11.2%
RHJ International SA (8) Avenue Louise 326 1050 Brussels, Belgium	2,311,338	10.0%
River Road Asset Management, LLC(9) 462 S. 4th St., Ste 1600 Louisville, KY 40202	2,031,750	8.8%
Bank of Montreal(10) 1 First Canadian Place Toronto, Ontario, Canada M5X 1A1	1,769,777	7.7%
BlackRock, Inc. (11) 55 East 52nd Street, New York, NY 10022	1,487,018	6.5%
The Vanguard Group (12) 100 Vanguard Blvd. Malvern, PA 19355	1,409,248	6.1%
Artisan Partners Holdings LP (13) 875 East Wisconsin Avenue, Suite 800, Milwaukee, WI 53202	1,225,901	5.3%
Central Square Management, LLC (14) 1813 N. Mill Street, Suite F, Naperville, IL 60563	1,150,354	5.0%
* Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.

(1)
Represents 35,271 shares held in our 401(k) plan and 247,830 shares held directly. The number of shares shown above does not include 53,996 shares held in a deferred compensation trust account. U.S. Bank, N.A., as trustee of the grantor trust, has sole voting power over such shares. This number also does not include 71,429 shares of RSU that will not vest within 60 days.

(2)
Represents 1,290 shares held in our 401(k) plan and 72,617 shares held directly. The number of shares shown above does not include 1,375 shares held in a deferred compensation trust account. U.S. Bank, N.A., as trustee of the grantor trust, has sole voting power over such shares. This number also does not include 23,810 shares of RSU that will not vest within 60 days.

(3)	Represents 263 shares held in our 401(k) plan and 25,946 shares held directly. This number does not include 18,095 shares of RSU that will not vest within 60 days.
(4)	The number shown above does not include 20,000 shares held in a deferred compensation trust account. U.S. Bank, N.A., as trustee of the grantor trust, has sole voting power over such shares.
(5)
Represents 2,205 shares held directly. The number of shares shown above does not include 2,644 shares held in a deferred compensation trust account. U.S. Bank, N.A., as trustee of the grantor trust, has sole voting power over such shares.

(6)	The number of shares does not include 2,202 shares of RSU that will not vest until June 3, 2015.
(7)	Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on January 15, 2015.

(8)
Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on March 13, 2015. Kleinwort Benson Investors Dublin Limited (“Kleinwort Investors”) beneficially owned 2,311,338 shares, with shared voting and dispositive power over such shares. Kleinwort Investors is a wholly owned subsidiary of Kleinwort Benson Group Limited (“Kleinwort Group”), which is a wholly owned subsidiary of RHJ International SA (“RHJ”). As such, RHJ and Kleinwort Group may be deemed to beneficially own all shares beneficially owned by Kleinwort Investors.

(9)
Beneficial ownership of shares as reported on Schedule 13D/A filed with the SEC on March 31, 2015. River Road Asset Management, LLC beneficially owned 2,031,750 shares, with sole voting power over 1,629,543 shares and sole dispositive power over 2,031,750 shares.

(10)
Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on February 13, 2015. BMO Asset Management Corp. beneficially owned 1,677,921 shares, with sole voting power over 1,484,493 shares, shared voting power over 1,109 shares, and sole dispositive power over 1,677,921 shares. BMO Harris Bank N.A. beneficially owned 91,856 shares, with sole voting power over 75,222 shares, shared voting power over 300 shares, and shared dispositive power over 91,856 shares. Bank of Montreal is the ultimate parent company of BMO Asset Management, Corp., an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, and BMO Harris Bank N.A., a bank as defined in section 3(a)6 of the Securities Exchange Act of 1934, as amended. As parent company, Bank of Montreal is deemed to beneficially own 1,769,777 shares held by its subsidiaries, with sole voting power over 1,559,715 shares, shared voting power over 1,409 shares, sole dispositive power over 1,677,921 shares, and shared dispositive power over 91,856 shares.

(11)
Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on January 29, 2015. BlackRock, Inc. beneficially owned 1,487,018 shares, with sole voting power over 1,419,690 shares, and sole dispositive power over 1,487,018 shares, which shares are reported by BlackRock, Inc. as a parent holding company of its subsidiaries.

(12)
Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on February 11, 2015. The Vanguard Group, Inc. beneficially owned 1,409,248 shares, with sole voting power over 32,459 shares, sole dispositive power over 1,378,089 shares, and shared dispositive power over 31,159 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 31,159 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 1,300 shares as a result of its serving as investment manager of Australian investment offerings.

(13)
Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on January 30, 2015. Artisan Partners Limited Partnership, an investment adviser (“Artisan Partners”), beneficially owned 1,225,901 shares, with shared voting power over 1,191,883 shares, and shared dispositive power over 1,225,901 shares, which includes 648,010 shares held by Artisan Partners Funds, Inc., an investment company. The statement indicates that such shares had been acquired on behalf of discretionary clients of Artisan Partners, persons other than Artisan Partners are entitled to receive all dividends from and proceeds from the sale of such shares. Artisan Partners Holdings LP (“Artisan Holdings”), the sole limited partner of Artisan Partners, and Artisan Investments GP LLC, the general partner of Artisan Partners, may be deemed to beneficially own the shares held by Artisan Partners. Artisan Partners Asset Management Inc., the general partner of Artisan Holdings, may be deemed to beneficially own all shares held by Artisan Holdings.

(14)
Beneficial ownership of shares as reported on Schedule 13D filed with the SEC on February 9, 2015. Central Square Capital LP (“Central Square Capital”) beneficially owned 568,275 shares, with shared voting and dispositive power over 568,275 shares. Central Square Capital Master LP (“Central Square Master”) beneficially owned 582,079 shares, with shared voting and dispositive power over 582,079 shares. Central Square GP LLC (“Central Square GP”) as the general partner of Central Square Capital, may be deemed the beneficial owner of the 568,275 shares owned by Central Square Capital. Central Square GP II LLC (“Central Square GP II”), as the general partner of Central Square Master, may be deemed the beneficial owner of the 582,079 shares owned by Central Square Master. Central Square Management LLC (“Central Square Management”), as the investment manager of each of Central Square Capital and Central Square Master, may be deemed the beneficial owner of the (i) 568,275 shares owned by Central Square Capital and (ii) 582,079 shares owned by Central Square Master. Mr. Cardwell, as the managing member of each of Central Square GP, Central Square GP II and Central Square Management, may be deemed the beneficial owner of the (i) 568,275 shares owned by Central Square Capital and (ii) 582,079 shares owned by Central Square Master

(15)
Shares shown as beneficially owned by the NEO do not include shares issuable upon exercise of SAR, which are exercisable or may be exercised within 60 days of April 2, 2015, because none of the outstanding SAR were in-the-money as of April 2, 2015. As of April 2, 2015, the total number of SAR held by NEOs were 1,566,625 and held as follows: (a) 1,257,534 SAR for Mr. Hart, (b) 181,091 SAR for Mr. M. Webb, (c) 60,000 SAR for Mr. Perri, and (d) 68,000 SAR for Mr. R. Webb. The actual number of shares to be issued to a NEO who exercises a SAR will be based on the net exercise value (that is, the market price per share of our stock on the date of exercise, minus the exercise price) times the number of SAR exercised, minus applicable taxes withheld in the form of shares.

(16)
Shares shown as beneficially owned by the NEO do not include shares issuable upon exercise of Performance-Based Options, which are not exercisable within 60 days of April 2, 2015, because none of the vested Performance-Based Options can meet the stock price contingency within 60 days of April 2, 2015. As of April 2, 2015, the total number of Performance-Based Options held by NEOs was 453,333, of which 12,592 had vested. The Performance-Based Options were held as follows: (a) 285,714 total Performance-Based Options (7,936 vested) for Mr. Hart, (b) 95,238 total Performance-Based Options (2,645 vested) for Mr. M. Webb, and (c) 72,381 total Performance-Based Options (2,010 vested) for Mr. Perri.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain one equity compensation plan, the 2014 Equity Incentive Plan, which was approved by our shareholders in 2014. The following table sets forth information with respect to the number of shares of common stock subject to outstanding awards and remaining available for issuance under the 2014 Equity Incentive Plan as of December 31, 2014. For more details regarding our 2014 Equity Incentive Plan, see “Executive Compensation - Determination of Executive Officer Compensation - 2. Equity Incentives.”

	(a)	(b)	(c)
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans approved by security holders(1)	2,192,089	$30.61	865,034
Equity Compensation Plans not approved by security holders(2)

(1)
Represents the total number of underlying shares that could be issued upon the exercise of SAR, the vesting of RSU granted, the exercise of vested Performance-Based Options, the vesting of Performance-Based Options granted, and awards available for future issuances under our 2014 Equity Incentive Plan. In accordance with SEC disclosure rules, the weighted-average exercise price reported in column (b) does not take into account RSU because they have no exercise price. The actual number of shares to be issued to a grantee who exercises each SAR will be based on the net exercise value (that is, the market value price per share of our stock on the date of exercise, minus the exercise price) times the number of SAR exercised, minus applicable taxes withheld in the form of shares. The actual number of shares to be issued to a grantee of vested RSU will be based on the total number of shares of stock issued at vesting, minus applicable taxes withheld in the form of shares. The actual number of shares to be issued to a grantee who exercises vested Performance-Based Options, after the price contingency has been met, will be based on the exercise value times the number of Performance-Based Options exercised, minus applicable taxes withheld in the form of shares. At December 31, 2014, none of the outstanding SAR issued were in-the-money and therefore no additional shares would be issued upon assumed exercise of the SAR. As of December 31, 2014, there were no Performance-Based Options exercisable as the market condition had not been met and therefore no additional shares would be issued upon assumed exercise of the Performance-Based Options. Of the 2.2 million shares of stock to be issued upon exercise of outstanding awards, 1.6 million shares are underlying outstanding SAR that are fully vested and 12,592 shares are underlying Performance-Based Options that are fully vested.

(2)	We have no equity compensation plans that have not been approved by our shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Persons Transactions

Kenneth J. Slepicka, a Director of our Company, is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics, Inc. (“Synthonics”). In 2010 and 2013, the Audit Committee approved of our Company investing $2.1 million and $110,000 respectively, in shares of Series D Convertible Voting Preferred Stock of Synthonics. In 2014, the Audit Committee approved a $400,000 line of credit to Synthonics that bears interest at 15% per year, due on March 31, 2015. In May 2014, the Audit Committee approved an increase of $50,000 to such line of credit. As of December 31, 2014, $280,000 was outstanding on the line of credit. The outstanding balance of principal and interest were repaid in full during April 2015.

On January 20, 2015, the Company sold two equity securities with a cost basis of $2.3 million to certain deferred compensation Rabbi Trust accounts held by the Company, for the benefit of our CEO John R. Hart for total proceeds of $5 million, which represented the market value of these securities on the date of sale. The equity securities sold by the Company are classified as Level 2 securities and possess limited liquidity. The sale of these securities to the deferred compensation Rabbi Trust accounts was to allow the Company to hold more liquid investments. The transaction was approved by the Company's Audit Committee on January 19, 2015.

Procedures for Approval of Related Persons Transactions

To ensure the broadest possible compliance with the NASDAQ Global Market listing standards and Regulation S-K, Item 404, our Audit Committee charter provides that the Audit Committee will review and approve, in accordance with written procedures adopted by the Board of Directors, all transactions between us and persons or entities affiliated with our officers, directors or principal common stockholders.

After reviewing a particular transaction or proposed transaction, management and the Audit Committee will determine if disclosure in our public filings is necessary and appropriate under Item 404.

Director Independence

Our Board of Directors has determined that Carlos C. Campbell, Robert G. Deuster, Kristina M. Leslie, Michael J. Machado, and Julie H. Sullivan, PhD, are “independent directors” within the meaning set forth under applicable rules of the NASDAQ Stock Market. John R. Hart and Kenneth J. Slepicka are not “independent directors” under those standards. John R. Hart and Kenneth J. Slepicka were not independent Directors in 2014 as the term “independent” is defined by Nasdaq Listing Rule 5605 (a) (2). John R. Hart is an employee of the Company. Kenneth J. Slepicka has a relationship with the Company is described under “Related Part Transactions” above. The independent directors have regularly scheduled executive session meetings at which only the independent directors are present. In 2014, executive sessions were led by Ms. Leslie, who is an independent director and serves as Chair of the Board. An executive session is held in conjunction with each regularly scheduled quarterly meeting and other sessions may be called by the Chair in her own discretion or at the request of our Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee has appointed Deloitte & Touche LLP as our independent registered public accounting firm for the year ending December 31, 2015.

Independent Registered Public Accounting Firm Fees

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the fiscal years ended December 31, 2014 and December 31, 2013:

	2014	2013
Audit Fees	$1,975,290	$1,463,674
Tax Fees	446,386	314,098
Audit-Related Fees	137,172	1,031,916
Total	$2,558,848	$2,809,688

Audit Fees consist of fees we paid for (i) the audit of our annual financial statements included in our Annual Reports on Forms 10-K and reviews of our quarterly financial statements included in our Quarterly Reports on Forms 10-Q; (ii) services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory audits or consents; and (iii) the audit of our internal control over financial reporting with the objective of obtaining reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Tax Fees consist of fees for professional services for tax compliance, which totaled $276,766 in 2014 and $243,800 in 2013 and tax planning and advice services, which totaled $169,620 in 2014 and $43,798 in 2013. These services included assistance regarding United States federal, state, local and international tax return preparation, tax audits and appeals, and advice on structuring potential transactions, altering employee benefit plans, and intra-group restructuring.

Audit-Related Fees consist of fees we paid for the audit of UCP, Inc.’s initial public offering, as well as the audit of PICO Holdings, Inc. Employees 401(k) Retirement Plan and Trust, and services related to proposed or consummated transactions and attestation services not required by statute or regulation and the related accounting or disclosure treatment for such transactions or events.

The Audit Committee has determined that the provision of non-audit services listed above is compatible with the independence of Deloitte & Touche LLP. All services above were pre-approved by the Audit Committee.

Audit Committee Pre-Approval Policy

Consistent with SEC policies regarding independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has recommended, and the Board of Directors has approved, pre-approval guidelines for all audit and non-audit services to be provided by the independent registered public accounting firm.

These pre-approval guidelines are:

1.	At the earliest possible date, management shall inform the Audit Committee of each audit or non-audit service which management desires our independent registered public accounting firm to perform;
2.	Management shall promptly provide to the Audit Committee detailed information about the particular services to be provided by our independent registered public accounting firm;
3.
The supporting documentation provided to the Audit Committee by management shall be sufficiently detailed so that the Audit Committee knows precisely what services it is being asked to pre-approve; and

4.
The Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee. All such pre-approvals shall be presented to the full Audit Committee at the Audit Committee’s next scheduled meeting.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

1.Financial Statement Schedules

No financial statement schedules are filed with this Amended Report. These items were included as part of the Original Report.

2.Exhibits

The exhibits listed in the Original Report are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amended Report are provided below.

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 30, 2015	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 30, 2015 by the following persons on behalf of the Registrant and in the capacities indicated.

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