Form 10-Q
period 2015-03-31
PICO HOLDINGS INC /NEW
filed 2015-05-11
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

On May 4, 2015, the registrant had 23,004,618 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Three Months Ended March 31, 2015

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$47,971	$62,978
Investments ($24,155 and $28,370 measured at fair value at March 31, 2015 and December 31, 2014, respectively)	50,973	55,671
Real estate and tangible water assets, net	397,718	392,239
Property, plant and equipment, net	118,802	121,017
Intangible assets	128,139	126,612
Other assets	38,916	45,927
Total assets	$782,519	$804,444

Liabilities and shareholders’ equity
Debt	$223,328	$219,496
Accounts payable and accrued expenses	25,094	32,777
Deferred compensation	24,954	24,584
Other liabilities	16,355	16,042
Total liabilities	289,731	292,899

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 23,083 issued and 23,005 outstanding at March 31, 2015 and December 31, 2014	23	23
Additional paid-in capital	492,495	491,662
Accumulated deficit	(86,333)	(69,508)
Accumulated other comprehensive income	4,675	4,717
Treasury stock, at cost (common shares: 78 at March 31, 2015 and December 31, 2014)	(1,413)	(1,413)
Total PICO Holdings, Inc. shareholders’ equity	409,447	425,481
Noncontrolling interest in subsidiaries	83,341	86,064
Total shareholders’ equity	492,788	511,545
Total liabilities and shareholders’ equity	$782,519	$804,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Revenues and other income:
Sale of real estate and water assets	$43,610	$25,646
Sale of canola oil and meal	39,432	34,859
Other income	1,608	771
Total revenues and other income	84,650	61,276

Cost of sales:
Cost of real estate and water assets sold	36,333	21,055
Cost of canola oil and meal sold	42,893	34,174
Total cost of sales	79,226	55,229

Expenses:
Operating and other costs	20,049	16,854
Impairment loss on intangible and long-lived assets	2,964	2,865
Interest	1,439	1,477
Depreciation and amortization	537	542
Total costs and expenses	104,215	76,967
Loss before income taxes and equity in loss of unconsolidated affiliates	(19,565)	(15,691)
Benefit for federal, foreign, and state income taxes	(239)	(265)
Equity in loss of unconsolidated affiliate	(483)	(479)
Net loss	(19,809)	(15,905)
Net loss attributable to noncontrolling interests	2,984	2,658
Net loss attributable to PICO Holdings, Inc.	$(16,825)	$(13,247)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
Other comprehensive loss:
Net loss	$(19,809)	$(15,905)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	(51)	487
Foreign currency translation	9	40
Total other comprehensive income (loss), net of tax	(42)	527
Comprehensive loss	(19,851)	(15,378)
Comprehensive loss attributable to noncontrolling interests	2,984	2,658
Comprehensive loss attributable to PICO Holdings, Inc.	$(16,867)	$(12,720)

Net loss per common share – basic and diluted:
Net loss per common share	$(0.73)	$(0.58)
Weighted average shares outstanding	23,005	22,747

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity - Unaudited
Three Months Ended March 31, 2015 And 2014
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2015	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545
Stock-based compensation expense			845					270	1,115
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(12)					(9)	(21)
Net loss				(16,825)				(2,984)	(19,809)
Unrealized loss on investments, net of deferred income tax of $28 and reclassification adjustments of $484					(51)				(51)
Foreign currency translation					9				9
Ending balance, March 31, 2015	23,083	$23	$492,495	$(86,333)	$4,675	78	$(1,413)	$83,341	$492,788

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2014	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845
Stock-based compensation expense			1,385					587	1,972
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(113)					(700)	(813)
Net loss				(13,247)				(2,658)	(15,905)
Unrealized gain on investments, net of deferred income tax of $262 and reclassification adjustments of $20					487				487
Foreign currency translation					40				40
Ending balance, March 31, 2014	25,821	$26	$547,579	$(30,330)	$759	3,073	$(56,593)	$89,185	$550,626

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities:
Net cash used in operating activities	$(19,249)	$(41,382)

Investing activities:
Purchases of investments	(721)	(2,880)
Proceeds from sale of investments	5,626	4,326
Purchases of property, plant and equipment	(1,975)	(2,374)
Increase in margin deposits	(2,328)	(1,271)
Other investing activities, net		287
Net cash provided by (used in) investing activities	602	(1,912)

Financing activities:
Repayment of debt	(26,521)	(19,554)
Payment of withholding taxes on exercise of RSU	(21)	(814)
Debt issuance costs	(171)
Proceeds from debt	30,353	18,182
Net cash provided by (used in) financing activities	3,640	(2,186)

Effect of exchange rate changes on cash		(151)
Decrease in cash and cash equivalents	(15,007)	(45,631)
Cash and cash equivalents beginning of the period	62,978	138,039
Cash and cash equivalents end of the period	$47,971	$92,408

Supplemental cash flow information:
Refunds of federal, foreign, and state income taxes	$(59)	$(2,108)
Interest paid, net of amounts capitalized	$1,267	$1,521

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Footnote Index

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC.

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, goodwill and intangibles, real estate and water assets, deferred income taxes, stock-based compensation, fair value of derivatives, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Recent Accounting Pronouncements:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on the balance sheet presentation requirements for debt issuance costs. The guidance will require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. An entity should apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

2. Real Estate and Tangible Water Assets

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	March 31, 2015	December 31, 2014
Real estate and improvements held and used, net of accumulated depreciation of $11,118 and $10,899 at March 31, 2015 and December 31, 2014, respectively	$15,169	$16,463
Residential real estate and home construction inventories	329,710	322,938
Other real estate inventories completed or under development	10,308	10,308
Tangible water assets	42,531	42,530
Total real estate and tangible water assets	$397,718	$392,239

Amortization of real estate improvements was approximately $220,000 for the three months ended March 31, 2015 and 2014, respectively.

Impairment Losses for the Three Months Ended March 31, 2015:

During the three months ended March 31, 2015, the Company recorded an impairment loss of $1.9 million to write down the value of certain real estate in Oklahoma and associated capitalized development costs to their estimated fair value of $1.3 million which was based on the estimated selling price of the assets. The loss was reported in the condensed consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the agribusiness operations segment.

Impairment Losses for the Year Ended December 31, 2014:

During 2014, certain water rights applications were denied by the New Mexico State Engineer and as a result, the Company recorded an impairment loss of $3.5 million by writing down the project’s capitalized costs to zero.

During 2014, the Company decided to sell a property “as-is” as opposed to performing development activities as originally planned and has therefore written down the carrying value of the asset to the estimated fair value. The Company has reduced the carrying value of the real estate balance to $1.4 million by recording an impairment loss of $2.9 million.

3. Intangible Assets

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets within its water resource and water storage operations segment (in thousands):

	March 31, 2015	December 31, 2014
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	24,831	24,804
Other, net of accumulated amortization	19,411	17,911
Total intangible assets	$128,139	$126,612

Impairment Losses for the Three Months Ended March 31, 2015:

There were no impairment losses recognized on intangible assets during the three months ended March 31, 2015.

Impairment Losses for the Year Ended December 31, 2014:

As a result of the Company’s annual review of indefinite-lived intangible assets, using a discounted cash flow model, it was determined that the estimated fair values of other intangible assets of approximately $3.3 million were below the carrying value of $5.6 million, resulting in an impairment loss of $2.3 million. This was the first such impairment recorded on these assets.

4. Investments

The cost and carrying value of available-for-sale investments were as follows (in thousands):

March 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,194	$239	$(20)	$8,413
Marketable equity securities	11,358	7,136	(91)	18,403
Total	$19,552	$7,375	$(111)	$26,816

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,909	$198	$(65)	$9,042
Marketable equity securities	14,780	7,335	(125)	21,990
Total	$23,689	$7,533	$(190)	$31,032

The following tables summarize the market value of those investments in an unrealized loss position for periods less than or greater than 12 months (in thousands):

	March 31, 2015		December 31, 2014
Less than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds	$1,996	$20	$3,228	$65
Marketable equity securities	843	91	1,807	122
Total	$2,839	$111	$5,035	$187

	March 31, 2015		December 31, 2014
Greater than 12 months	Fair Value	Gross Unrealized Loss	Fair Value	Gross Unrealized Loss
Debt securities: corporate bonds
Marketable equity securities			$9	$3
Total	$—	$—	$9	$3

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	March 31, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$3,781	$3,941	$3,786	$3,958
Due after one year through five years	2,549	2,548	3,310	3,255
Due after five years	1,864	1,924	1,813	1,829
	$8,194	$8,413	$8,909	$9,042

Debt Securities

The Company owns corporate bonds and other debt securities, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At March 31, 2015, and December 31, 2014, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three months ended March 31, 2015 and 2014.

Marketable Equity Securities

The Company’s investment in marketable equity securities was $18.4 million at March 31, 2015, and principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets. At March 31, 2015, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the loss on those securities was normal market volatility. No material impairment losses were recorded during the three months ended March 31, 2015 and 2014.

Other Investments

The Company owned the following investments that are not classified as available-for-sale (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Value	Voting Interest	Carrying Value	Voting Interest
Investment in Synthonics, cost method	$2,170	18.3%	$2,170	19.6%

Investment in Mindjet:
Investment in common stock, equity method	$6,128	15.0%	$6,611	15.0%
Investment in preferred stock, cost method	15,858	13.4%	15,858	13.4%
	$21,986	28.4%	$22,469	28.4%
Total	$24,156		$24,639

Investment in Synthonics:

Synthonics, Inc. (“Synthonics”) is a private company co-founded by a member of the Company’s board of directors. The Company’s investment consists of preferred shares as discussed in Note 11 “Related-Party Transactions.”

Investment in Mindjet:

At March 31, 2015, and December 31, 2014, the Company’s equity investment in Mindjet, Inc. (“Mindjet”) represented 28.4% of the voting interest, which was comprised of 15% from common shares and 13.4% from preferred shares. The Company accounts for the investment in common stock using the equity method of accounting, which resulted in recording a loss of $483,000 and $479,000 in the condensed consolidated statement of operations and comprehensive income or loss for the three months ended March 31, 2015 and 2014, respectively. The investment in preferred stock is held at cost in the accompanying condensed consolidated balance sheets.

During 2014, the Company purchased $2.7 million of convertible debt of Mindjet. The debt security is reported in investments in the condensed consolidated balance sheets. The debt was scheduled to mature in March 2015, bears interest at 10% per year, and will convert to additional common or preferred equity, or potentially cash equal to three times the face value of the debt depending on the nature and valuation of certain future transactions including an offering of Mindjet’s securities in a private or initial public offering, or sale of the company. In March 2015, the Company agreed to extend the maturity date on the debt until April 30, 2015. However, the debt was not repaid by the extended date, or converted into preferred equity. The Company intends to convert the debt into preferred equity during the second quarter of 2015.

At March 31, 2015, the total carrying value of the Company’s debt and equity investment in Mindjet was $24.6 million and is subject to impairment testing at each reporting period, or more frequently if facts and circumstances indicate the investment may be impaired. It is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require the Company to write down the investment to fair value.

During the fourth quarter of 2014, the Company recorded a $1.1 million impairment loss on the preferred shares as the estimated fair value of such shares was less than the carrying value. The fair value was determined using a 50/50 weighting of the guideline public company method (market approach) and a discounted cash flow method (income approach).

During 2014 the Company was notified by Mindjet that they were asserting a breach in the representations and warranties made by Spigit, Inc. (“Spigit”) in the September 10, 2013 merger agreement. As part of the notification, Mindjet made a claim against the Mindjet shares held by the former Spigit shareholders, including the Company. A partial settlement was reached by the parties in November 2014 and the Company expects final resolution in 2015. The partial settlement was not material to the Company and was paid in shares of Mindjet. The maximum damages to the Company for the remaining claim is estimated between zero and $1.2 million and any settlement would be paid by the Company in shares of Mindjet. The Company is unable to provide a more meaningful estimate due to the ongoing development of information important to resolving the matter. Consequently, the Company has not accrued any liability related to the claim.

5. Disclosures About Fair Value

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. During the three months ended March 31, 2015 and year ended December 31, 2014, there were $1.6 million of equity securities transferred from level 2 to level 1 and $5.6 million in equity securities transferred from level 1 to level 2, respectively.

At March 31, 2015 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
Assets
Available-for-sale equity securities (1)	$10,858	$7,546		$18,404
Available-for-sale debt securities (1)	$5,751			$5,751
Readily marketable inventory (2)	$1,546	$2,817		$4,363
Derivative instruments (3)	$723	$630		$1,353
Liabilities
Derivative instruments (3)	$1,385	$501		$1,886
Contingent Consideration (4)			$3,745	$3,745

At December 31, 2014 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Available-for-sale equity securities (1)	$10,892	$11,098		$21,990
Available-for-sale debt securities (1)	$6,380			$6,380
Readily marketable inventory (2)	$7,992	$3,480		$11,472
Derivative instruments (3)	$121	$1,580		$1,701
Liabilities
Derivative instruments (3)	$1,181	$365		$1,546
Contingent Consideration (4)			$3,902	$3,902

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

(3) Included in this caption are exchange traded futures and forward commodity purchase and sale contracts. The exchange traded futures contracts are valued based on quoted prices in active markets multiplied by the number of contracts and are classified as Level 1. Forward commodity purchase and sale contracts classified as derivatives are valued using quantitative models that require the use of multiple inputs including quoted market prices and various other assumptions including time value. These contracts are categorized as Level 2 and are valued based on the difference between the quoted market price and the price in the contract multiplied by the undelivered notional quantity deliverable under the contract.

(4) Included in this caption is the contingent consideration that the Company entered into as part of the acquisition of Citizens Homes, Inc. (“Citizens”). The estimated fair value of the contingent consideration was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model. The fair value of the contingent consideration was then estimated as the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period. The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs.

Non-Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

The following tables set forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the three months ended March 31, 2015, and for the year ended December 31, 2014, by level within the fair value hierarchy.

Three Months Ended March 31, 2015 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Oil and gas wells (1)			$—	$(1,089)
Real estate and development costs(2)			$1,326	$(1,875)

(1) The Company had a non-recurring fair value measurement for oil and gas wells that resulted in an impairment loss discussed in Note 6 “Property, Plant, and Equipment, Net.”

(2) The Company had a non-recurring fair value measurement for real estate and capitalized development costs that resulted in an impairment loss discussed in Note 2 “Real Estate and Tangible Water Assets.”

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

(1) The Company had a non-recurring fair value measurement for intangible assets that resulted in an impairment loss discussed in Note 3 “Intangible Assets.”

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

As of March 31, 2015 and December 31, 2014, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated on a recurring basis.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	March 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates equity securities held at cost	$18,028	$18,028	$18,028	$18,028
Investments in unconsolidated affiliates debt securities	$2,662	$7,964	$2,662	$7,964

Financial liabilities:
Debt	$223,328	$243,613	$219,496	$240,800

Derivatives Notional Amounts

The following tables summarize the notional amount of open derivative positions (in thousands):

	March 31, 2015
	Exchange Traded		Non-Exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(104,590)	79,533			Tons
Natural Gas		600,000			MMBtus(2)
Forwards			(129,362)	59,820	Tons

	December 31, 2014
	Exchange Traded		Non-Exchange Traded
	(Short)(1)	Long(1)	(Short)(1)	Long(1)	Unit of Measure
Futures
Agricultural Commodities	(99,268)	85,602			Tons
Natural Gas		690,000			MMBtus(2)
Forwards			(126,615)	29,666	Tons

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

The table below summarizes the effect of derivative instruments on the condensed consolidated statements of operations and comprehensive income or loss (in thousands):

	Gain (Loss) Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location	2015	2014
Futures	Cost of canola oil and meal sold	$136	$(1,054)
Forwards	Cost of canola oil and meal sold	(180)	1,474
Swaps	Cost of canola oil and meal sold	(630)	3,675
		$(674)	$4,095

Futures(1)	Other income	$(159)

(1) Represents derivative transactions classified as trading.

6. Property, Plant, and Equipment, Net

The major classifications of the Company’s property, plant, and equipment are as follows (in thousands):

	March 31, 2015	December 31, 2014
Plant, equipment, buildings and leasehold improvements	$137,048	$133,777
Construction in progress	1,109	6,432
Office furniture, fixtures and equipment	8,220	5,862
	146,377	146,071
Accumulated depreciation and amortization	(27,575)	(25,054)
Property, plant and equipment, net	$118,802	$121,017

Depreciation and amortization expense was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Total depreciation and amortization expense	$2,683	$2,605
Amount allocated to inventory and cost of canola oil and meal sold	(2,146)	(2,063)
Total reported depreciation and amortization	$537	$542

Impairment Losses for the Three Months Ended March 31, 2015:

During the three months ended March 31, 2015, the Company recorded an impairment loss of $1.1 million to write down the value of capitalized development costs related to an oil and gas well the Company is currently drilling. The estimated fair value of the well was determined using a discounted cash flow model. The loss was reported in the condensed consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the corporate segment.

Impairment Losses for the Year Ended December 31, 2014:

Due to the significant decline in crude oil prices during the fourth quarter of 2014, the Company completed an impairment analysis of the oil and gas wells using a discounted cash flow model. Based on the analysis, the Company wrote down the carrying value of oil wells capitalized to their estimated fair value, resulting in an impairment loss for the year ended December 31, 2014 of $4.4 million.

7. Debt

The following table details the outstanding debt within the Company’s real estate and agribusiness operations (in thousands):

	March 31, 2015	December 31, 2014
Agribusiness term loan:
5.25% payments through 2017	$76,075	$77,567
Agribusiness working capital facility:
6.5% payments through 2017	5,000	6,350
Other agribusiness debt:
4.99% payments through 2018	121	128
Real estate debt:
3% to 4.75% payments through 2017	60,977	52,379
5% to 5.5% payments through 2016	4,961	6,918
Senior Notes: 8.5% payments through 2017	74,590	74,550
10% payments through 2017	1,604	1,604
Total debt	$223,328	$219,496

Debt Provisions, Restrictions, and Covenants on Real Estate Debt:

Certain of UCP’s debt agreements contain various significant financial covenants, each of which UCP was in compliance with at March 31, 2015 as follows.

1) Certain of UCP’s real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require UCP to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, UCP may be required to make principal payments in order to maintain the required loan-to-value ratios. As of March 31, 2015, the lenders have not requested and UCP has not obtained any such appraisals.

2) The $75 million of senior notes issued in 2014 by UCP limit UCP’s ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that UCP may incur indebtedness so long as UCP’s ratio of indebtedness to its consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of UCP’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of UCP’s consolidated assets.

Additionally, the senior notes require UCP to maintain the following significant covenants, each of which UCP was in compliance with at March 31, 2015.

1)
Minimum Unlevered Asset Pool: UCP must maintain $50 million of consolidated tangible assets not subject to liens securing indebtedness. At March 31, 2015, UCP’s consolidated tangible assets not subject to liens securing indebtedness was $199.8 million.

2)	Minimum Net Worth: UCP must maintain a minimum net worth of $175 million. At March 31, 2015, UCP’s minimum net worth was $220.9 million.

3)	Minimum Liquidity: UCP must maintain a minimum of $15 million of unrestricted cash and/or cash equivalents. At March 31, 2015, UCP’s unrestricted cash and/or cash equivalents was $34.4 million.

4)	Decrease in Consolidated Tangible Assets: UCP may not permit decreases in the amount of consolidated tangible assets by more than:

a) $25 million in any fiscal year. For the three months ended March 31, 2015, UCP’s consolidated tangible assets decreased $690,000.

b) $50 million at any time. Since October 21, 2014, UCP’s consolidated tangible assets increased $69.3 million.

Debt Covenants on Agribusiness Debt:

Northstar’s debt agreement contains the following significant financial covenants, each of which Northstar was in compliance with at March 31, 2015.

1)
Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At March 31, 2015, Northstar’s ratio was approximately 0.60.

2)
Debt Service Coverage Ratio: Beginning on January 1, 2015, Northstar will not permit its debt service coverage ratio to be less than 1.25 to 1.00; provided, however, that if Northstar is not in compliance with the covenant, Northstar shall be considered in compliance if the debt service coverage ratio is not less than 1.00 to 1.00 as of the last day of any quarter. At March 31, 2015, Northstar’s ratio was approximately 1.32 to 1.00.

3)	Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $50 million. At March 31, 2015, Northstar’s net worth was approximately $54.1 million.

Other:

As of March 31, 2015, the Company had approximately $108.6 million of unused loan commitments within the real estate operations and $22 million in the agribusiness operations.

The Company capitalized $2.6 million and $410,000 of interest during the three months ended March 31, 2015 and 2014, respectively, related to construction and real estate development costs.

8. Commitments and Contingencies

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings.

The Company is subject to various litigation matters that arise in the ordinary course of its business. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such, are not meaningful indicators of our potential liability. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

Lease Commitments

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for the quarters ended March 31, 2015 and 2014, for office space was $596,000 and $397,000, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2015	$2,015
2016	2,581
2017	2,415
2018	2,265
2019	1,437
Thereafter	159
Total	$10,872

9. Stock-Based Compensation

At March 31, 2015, PICO had one stock-based payment arrangement outstanding, the PICO Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). UCP also issues stock-based compensation under its own long term incentive plan that provides for equity-based awards, which upon vesting results in newly issued shares of UCP Class A common stock.

The 2014 Plan provides for the issuance of up to 3.3 million shares of common stock in the form of performance-based price-contingent stock options (“Performance-Based Options”), restricted stock units (“RSU”), free standing stock-settled stock appreciation rights (“SAR”), non-statutory stock options, restricted stock awards (“RSA”), performance shares, performance units, deferred compensation awards, and other stock-based awards to employees, directors and consultants of the Company (or any present or future parent or subsidiary corporation or other affiliated entity of the Company). The 2014 Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes. Upon exercise of a Performance-Based Option, RSU, and SAR, the employee will receive newly issued shares of PICO common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes.

The Company recorded total stock based compensation expense of $1.1 million and $2 million during the three months ended March 31, 2015 and 2014, respectively. Of the $1.1 million in stock based compensation expense recorded during the three months ended March 31, 2015, $631,000 related to RSU and stock options for UCP common stock granted to the officers of UCP, of which, $270,000 was allocated to noncontrolling interest. Of the $2 million in stock based compensation expense recorded during the three months ended March 31, 2014, $1 million related to RSU for UCP common stock granted to the officers of UCP, of which $587,000 was allocated to noncontrolling interest.

Performance-Based Options:

Performance-based options contain a market condition based on the achievement of a stock price target during the contractual term and vest monthly over a three year period. The vested portion of the options may be exercised only if the 30-trading-day average closing sales price of the Company’s common stock equals or exceeds 125% of the grant date stock price. The stock price contingency may be met any time before the options expire and it only needs to be met once for the performance-based option to remain exercisable for the remainder of the term. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is the vesting period of the award.

A summary of Performance-Based Options activity is as follows:

	Performance-Based Option Awards	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)
Outstanding and unvested at January 1, 2014
Awards granted	453,333	$19.51	6.6
Awards vested	(12,593)	$19.51	6.5
Outstanding and unvested at December 31, 2014	440,740	$19.51	6.5
Awards vested	(37,778)	$19.51	6.3
Outstanding and unvested at March 31, 2015	402,962	$19.51	6.3

As of March 31, 2015 and December 31, 2014, there were no Performance-Based Options exercisable as the market condition had not been met. The unrecognized compensation cost related to unvested Performance-Based Options was $2.6 million and $2.9 million at March 31, 2015 and December 31, 2014, respectively.

Restricted Stock Units (RSU)

RSU entitle the recipient, who must be continuously employed by the Company until the vesting date, unless the employment contracts stipulate otherwise, the right to receive one share of the Company’s common stock. RSU do not vote and are not entitled to receive dividends. Compensation expense for RSU is recognized ratably over the vesting period for each grant.

A summary of activity of PICO Holdings, Inc. common stock RSU is as follows:

	RSU Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding and unvested at January 1, 2014	469,435	$30.43
Granted	142,131	$19.81
Vested	(469,435)	$30.43
Outstanding and unvested at December 31, 2014	142,131	$19.81

Outstanding and unvested at March 31, 2015	142,131	$19.81

There were no RSU forfeited, vested, or granted during the three months ended March 31, 2015. There were no RSU forfeited during the year ended December 31, 2014. The unrecognized compensation cost related to unvested RSU was $2.3 million and $2.5 million at March 31, 2015 and December 31, 2014, respectively.

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

There were no unvested SAR and therefore no compensation expense was recognized during the three months ended March 31, 2015 or 2014. In addition, there were no SAR granted, exercised, or forfeited during the three months ended March 31, 2015.

A summary of SAR activity is as follows:

	SAR Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (In Years)
Outstanding and exercisable at January, 2014	1,616,625	$36.45	2.5
Expired	(20,000)	$33.76
Outstanding and exercisable at December 31, 2014	1,596,625	$36.49	1.5

Outstanding and exercisable at March 31, 2015	1,596,625	$36.49	1.2

At March 31, 2015, none of the outstanding SAR were in-the-money.

For the three months ended March 31, 2015 and 2014, the Company’s common stock equivalents were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

10. Accumulated Other Comprehensive Income or Loss

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2015	December 31, 2014
Net unrealized gain on available-for-sale investments	$4,722	$4,773
Foreign currency translation	(47)	(56)
Accumulated other comprehensive income	$4,675	$4,717

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $2.5 million at March 31, 2015 and $2.6 million at December 31, 2014. The foreign currency translation is net of a deferred income tax asset of $25,000 at March 31, 2015 and $93,000 at December 31, 2014.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended March 31,
	2015	2014
Beginning balance, January 1	$4,717	$232
Unrealized gain on marketable securities, net of tax	263	474
Unrealized (gain) loss reclassified and recognized in net loss, net of tax (1)	(314)	13
Accumulated foreign currency translation reclassified and recognized in net loss, net of tax (2)	262
Total reclassified and recognized in net loss, net of tax	(52)	13
Change in accumulated foreign currency translation, net of tax	(253)	40
Net change in other comprehensive income (loss), net of tax	(42)	527
Accumulated other comprehensive income	$4,675	$759

(1)Amounts reclassified from unrealized gain or loss on marketable securities are included in other income in the condensed consolidated statement of operations and comprehensive income or loss.

(2) Amounts reclassified from unrealized gain or loss on foreign exchange are included in other income in the consolidated statement of operations and comprehensive income or loss.

11. Related-Party Transactions

Deferred Compensation

At March 31, 2015 and December 31, 2014, the Company had $25 million and $24.6 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.

Compensation expense or recovery included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended March 31, 2015 and 2014 was compensation expense of $579,000 and $599,000, respectively.

On January 20, 2015, the Company sold equity securities with a cost basis of $2.3 million to certain deferred compensation Rabbi Trust accounts held by the Company, for the benefit of the Company’s President and Chief Executive Officer, John R. Hart, for total proceeds of $5 million, which represented the market value of these securities on the date of sale.

Investment in Sythonics

The Company has an investment in preferred stock and an outstanding line of credit with Synthonics, a company co-founded by Mr. Slepicka, a director of the Company, who is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics. As of March 31, 2015, the Company had invested $2.2 million for 18.3% of the voting interest in Synthonics. In addition, the Company extended a $450,000 line of credit to Synthonics during 2014, which bears interest at 15% per annum. As of March 31, 2015, $280,000 was outstanding on the line of credit. The outstanding balance and accrued interest was repaid in April 2015.

12. Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Agribusiness Operations, and Corporate. The accounting policies of the reportable segments are the same as those described in the Company’s 2014 Annual Report on Form 10-K filed with the SEC.

Management analyzes segments using the following information:

Segment assets (in thousands):

	March 31, 2015	December 31, 2014
Assets:
Water resource and water storage operations	$187,503	$186,294
Real estate operations	384,802	384,855
Agribusiness operations	142,517	152,554
Corporate	67,697	80,741
Total assets	$782,519	$804,444

Segment revenues and loss before taxes (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue and other income:
Water resource and water storage operations	$210	$136
Real estate operations	43,680	25,766
Agribusiness operations	39,326	34,867
Corporate	1,434	507
Total revenues and other income	$84,650	$61,276

Loss before income taxes:
Water resource and water storage operations	$(1,492)	$(1,985)
Real estate operations	(3,779)	(6,277)
Agribusiness operations	(10,482)	(4,192)
Corporate	(3,812)	(3,237)
Total loss before income taxes	$(19,565)	$(15,691)

13. Acquisition of Citizens Homes

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

The following table summarizes the calculation of the preliminary estimated fair value of the assets and liabilities assumed at the acquisition date (in thousands):

Adjusted Total as of Acquisition Date
Assets Acquired
Real estate	$13,832
Other assets	$1,363
15,195
Less: Liabilities assumed	$1,510
Net assets acquired	13,685
Goodwill	$4,223
Consideration transferred	$17,908

The acquisition was accounted for as a business combination with the acquired assets, assumed liabilities, and contingent consideration recorded by the Company at their estimated fair values. The assets that the Company acquired primarily included real estate and various other assets. To the extent the consideration transferred exceeded the fair value of net assets acquired; such excess was assigned to goodwill within the real estate segment.

Three former employees of Citizens who are now employees of the Company have minority interests in land and general contracting operations that are either under option or contract with Citizens which were disclosed and approved by the Company as part of the Citizens Acquisition.

Contingent Consideration

The change in estimated fair value of the contingent consideration consisted of the following (in thousands):

Contingent Consideration - December 31, 2014	$3,902
Fair value adjustment for the three months ended March 31, 2015	(157)
Contingent consideration - March 31, 2015	$3,745

The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon achievement of various pre-tax net income performance milestones of the new business (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance except for the 6th payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between zero and $6 million. The fair value of the contingent consideration of $3.7 million at March 31, 2015 was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model.

The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs. Key assumptions include: (1) forecasted adjusted net income over the contingent consideration period, (2) risk-adjusted discount rate reflecting the risk inherent in the forecasted adjusted net income, (3) risk-free interest rates, (4) volatility of adjusted net income, and (5) UCP’s credit spread. The risk adjusted discount rate for adjusted net income was 13.7% plus the applicable risk-free rate resulting in a combined discount rate ranging from 13.7% to 14.3% over the contingent consideration period. The volatility rate of 24.5% and a credit spread of 9.43% were applied to forecast adjusted net income over the contingent consideration period.

Pro Forma Financial Information

The pro forma financial information in the table below summarizes the results of operations for the Company as though the acquisition was completed as of January 1, 2013. The pro forma financial information for all periods presented includes additional amortization charges from acquired intangible assets. The pro forma results do not reflect any cost savings, operating synergies or revenue enhancements that UCP may achieve as a result of the acquisition, the costs to integrate the operations of the assets acquired, or the costs necessary to achieve these cost savings, operating synergies and revenue enhancements. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired real estate inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.

The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition was completed as of January 1, 2013, or indicative of the results that will be attained in the future (in thousands, except per share data):

Three Months Ended
March 31, 2014
Total revenues and other income	$71,175
Net loss	$(12,925)
Net loss per common share – basic and diluted:	$(0.57)

Pro forma net loss for three months ended March 31, 2014, was adjusted to exclude approximately $460,000 of acquisition-related costs incurred in this period.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, in “Item 1A: Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

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

As of March 31, 2015 our business was separated into the following operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Agribusiness Operations; and
•	Corporate

As of March 31, 2015, our major consolidated subsidiaries were (wholly–owned unless noted):

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

Results of Operations — Three Months Ended March 31, 2015 and 2014

Overview of Economic Conditions, Other Recent Events, and Impact on Results of Operations

The economic environment and housing slow-down in the U.S. between 2007 and 2011 significantly decreased the rate of growth in the Southwest and the demand for our water and real estate assets in certain markets. Numerous factors can affect the performance of an individual market. However, we believe that trends in employment, housing inventory, affordability, interest rates, and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenue and many of our costs and expenses. For example, when these trends are favorable, we expect our revenue, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and cost of sales to generally decline, although in each case the impact may not be immediate. There has been a recovery and improvement in the housing markets from levels seen during the slow-down (with seasonal fluctuations) which has led to increased levels of real estate development activity in the past two to three years, and we believe that a continuation of the housing recovery will lead to increased demand for our real estate, and intangible and tangible water assets (which are held in our real estate segment and water resource and water storage segment), respectively. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market and any deterioration in the markets in which we operate has the potential to cause additional impairment losses on our real estate and water assets. In addition, during the first quarter of 2014, we experienced weather-related disruptions in our agribusiness operation, which is located in Hallock, Minnesota. These disruptions negatively impacted our results of operations during the first three months of 2014. There was no such disruption during the three months ended March 31, 2015. However, we experienced a very low canola crush margin environment in the first quarter of 2015 which significantly impacted our agribusiness segment results of operations. If these economic conditions continue, we could record impairment losses in our agribusiness segment.

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

PICO Shareholders’ Equity

Our shareholders’ equity decreased $16 million, or $0.70 per share, during the three months ended March 31, 2015, from $425.5 million, or $18.50 per share, at December 31, 2014, to $409.4 million, or $17.80 per share, at March 31, 2015. The decrease in our shareholders’ equity was primarily due to the comprehensive loss of $16.9 million incurred during the period.

Total Assets and Liabilities

Total assets decreased by $21.9 million from $804.4 million at December 31, 2014 to $782.5 million at March 31, 2015. The Company’s cash and cash equivalents decreased $15 million due to cash used for purchases of real estate and overhead expenses. Canola seed inventory decreased $6.4 million due to reduced plant production during the quarter. These decreases were offset by an increase in real estate and water assets of $5.5 million primarily due to the acquisition and development of real estate by UCP. Total liabilities decreased by $3.2 million, from $292.9 million at December 31, 2014 to $289.7 million at March 31, 2015 primarily due to a $4.1 million decrease in accounts payable and accrued expense of our agribusiness segment resulting from reduced inventory levels, and a $3 million decrease in accounts payable and accrued expense in our real estate segment, offset by a net increase in debt of $3.8 million, which increased $6.7 million from borrowings for real estate acquisition and development and decreased $2.8 million from net repayments of debt balances in our agribusiness segment.

First Quarter Loss Before Income Taxes, Net Loss, and Income Taxes

Our reported loss before income taxes and loss on unconsolidated affiliate for the three months ended March 31, 2015, was $19.6 million compared to a loss of $15.7 million for the same period in 2014. For the three months ended March 31, 2015, we reported a net loss of $16.8 million, or $0.73 per share, compared to a net loss of $13.2 million, or $0.58 per share, which was reported for the three months ended March 31, 2014. The year-over-year increase in loss was primarily due to a $6.3 million increase in the loss reported by our agribusiness segment, offset by a $2.5 million decrease in loss reported by our real estate segment.

For the three months ended March 31, 2015, our investment in Mindjet, Inc. (“Mindjet”) common stock, which represented 15% of the common stock voting interest in that company, resulted in recording a loss of $483,000 in the statement of operations within equity in loss of unconsolidated affiliate. Given Mindjet’s continued losses and the volatile nature of the software business, it is reasonably possible that we may be required to write down the investment in the future.

We recorded a full valuation allowance on our net deferred tax assets, which resulted in minimal income tax benefit reported during the first quarter of 2015 and 2014.

Noncontrolling Interests

Noncontrolling interests reported a net loss of $3 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively. Of the loss reported during the three months ended March 31, 2015 and 2014, $1.8 million and $2 million, respectively, was attributable to the loss reported by UCP.

Comprehensive Income or Loss

For the first quarter of 2015, we reported comprehensive loss of $16.9 million, primarily due to the reported net loss of $16.8 million for the period.

For the first quarter of 2014, we reported comprehensive loss of $12.7 million, which consisted primarily of a net loss of $13.2 million.

Segment Results of Operations

Our segment revenue and loss before income taxes were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014	Change
Revenue:
Water resource and water storage operations	$210	$136	$74
Real estate operations	43,680	25,766	17,914
Agribusiness operations	39,326	34,867	4,459
Corporate	1,434	507	927
Total revenue	$84,650	$61,276	$23,374

Loss before income taxes:
Water resource and water storage operations	$(1,492)	$(1,985)	$493
Real estate operations	(3,779)	(6,277)	2,498
Agribusiness operations	(10,482)	(4,192)	(6,290)
Corporate	(3,812)	(3,237)	(575)
Loss before income taxes	$(19,565)	$(15,691)	$(3,874)

First Quarter Revenue

The majority of our recurring revenue is generated in our real estate and agribusiness operations. Both of these segments generate revenue from volume sales of their products. Our first quarter revenue increased primarily due to a $17.9 million increase in our real estate segment revenues resulting from an increase in the number of residential homes sold and a $4.5 million increase in our agribusiness operations as a result of increased sales volumes.

First Quarter Costs and Expenses

Our year-over-year first quarter costs and expenses increased primarily due to a $15.2 million increase in cost of real estate sold due to increased sales of residential real estate year-over-year and an increase of $8.7 million in cost of goods sold within our agribusiness operations, primarily from an increase in the volume of canola oil and meal sold.

Water Resource and Water Storage Operations

Thousands of dollars	Three Months Ended March 31,
	2015	2014	Change
Revenue and other income:
Sale of real estate and water assets	$87	$25	$62
Other	123	111	12
Total revenue and other income	210	136	74

Costs and expenses:
Cost of real estate and water assets sold	(49)	(8)	(41)
Interest expense		(5)	5
Depreciation and amortization	(262)	(274)	12
Overhead	(1,174)	(1,545)	371
Project expenses	(217)	(289)	72
Segment total expenses	(1,702)	(2,121)	419
Loss before income taxes	$(1,492)	$(1,985)	$493

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

Segment Revenue

We did not generate any significant sales of real estate and water assets in the first quarter of 2015 or 2014. Revenue in both periods consisted primarily of lease income and option fees.

Segment Expenses

Our total expenses in the first quarter of 2015, as compared to the first quarter of 2014, declined by $419,000 from $2.1 million in 2014 to $1.7 million in 2015 primarily due to a year-over-year decline in overhead of $371,000.

Project expenses consist of costs related to the development of existing water resources, such as maintenance and professional fees. Project costs are expensed as appropriate and fluctuate from period to period depending on activity in our water resource projects. Project expenses principally related to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	certain costs related to intangible water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement); and
•	certain costs for water resource development in Nevada and New Mexico.

Real Estate Operations

Thousands of dollars	Three Months Ended March 31,
	2015	2014	Change
Revenue and other income:
Sale of real estate	$43,523	$25,621	$17,902
Other	157	145	12
Total revenue and other income	43,680	25,766	17,914

Costs and expenses:
Cost of real estate sold	(36,284)	(21,047)	(15,237)
Impairment loss on intangible and long-lived assets		(2,865)	2,865
Operating expenses	(11,175)	(8,131)	(3,044)
Segment total expenses	(47,459)	(32,043)	(15,416)
Loss before income taxes	$(3,779)	$(6,277)	$2,498

As of March 31, 2015, our businesses in the real estate operations segment were primarily conducted through our 57.2% owned subsidiaries UCP, Inc. and UCP, LLC, and its homebuilding and land development operations in California, Washington, North Carolina, South Carolina and Tennessee.

During the first quarter of 2015, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high home affordability, and improving employment.

Additionally, we believe that seasonal factors affect the broader housing market as well as our markets (see “Seasonality” in the “Liquidity and Capital Resources” section below). Individual markets continue to experience varying results, as local home inventories, home affordability, and employment factors strongly influence each local market.

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

Owned and Controlled Lots

As of March 31, 2015, and December 31, 2014, we owned or controlled, pursuant to purchase or option contracts, an aggregate of 6,886 and 6,368 lots, respectively. The following tables present certain information with respect to our owned and controlled lots:

	As of March 31, 2015
	Owned	Controlled(1)	Total
West	4,340	517	4,857
Southeast	1,041	988	2,029
Total	5,381	1,505	6,886

	As of December 31, 2014
	Owned	Controlled(1)	Total
West	4,410	469	4,879
Southeast	1,033	456	1,489
Total	5,443	925	6,368
(1)Controlled lots are those subject to a purchase or option contract.

Our wholly-owned subsidiary, Bedrock Land Development, Inc. (“Bedrock”) also owns real estate in Fresno, California that is tentatively approved for the development of 167 lots. Bedrock is not a part of UCP’s operations.

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Three Months Ended March 31,
	2015	2014	Change
Lots sold	8	2	6
Homes sold	122	52	70
Average selling communities during the period	25	11	14

Revenue (in thousands)
Lot revenue - total	$120	$174	$(54)
Lot revenue - per lot	$15	$87	$(72)

Home revenue - total	$42,635	$25,447	$17,188
Home revenue - per home	$349	$489	$(140)

General contracting revenue	$768		$768

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$115	$26	$89
Gross margin percentage - lots	95.8%	14.9%	80.9%

Gross margin - homes	$7,019	$4,548	$2,471
Gross margin percentage - homes	16.5%	17.9%	(1.4)%

Gross margin total - lots and homes	$7,134	$4,574	$2,560
Gross margin percentage total - lots and homes	16.7%	17.9%	(1.2)%

First Quarter Segment Revenue and Gross Margin

In the following discussion, gross margin is defined as sale of real estate less cost of real estate sold, and gross margin percentage is defined as gross margin divided by sale of real estate.

The year-over-year increase in total segment revenue was primarily attributable to the following combination of factors:

•
an increase in the number of homes sold to 122 homes in the first quarter of 2015 as compared to 52 homes in the first quarter of 2014. The average number of selling communities in the period increased from 11 in the first quarter of 2014 to 25 in the first quarter of 2015;

•
a decrease in the average selling price (“ASP”) of homes sold of approximately $140,000 to $349,000 per home in the first quarter of 2015, as compared to $489,000 per home in the first quarter of 2014. The decrease in average selling price was primarily the result of increased deliveries at communities located in areas with lower home prices;

•	an increase in the number of lots sold to eight units in the first quarter of 2015 as compared to two units in the first quarter of 2014; and

•
a decrease in the ASP of lots sold to $15,000 per lot in the first quarter of 2015 as compared to $87,000 per lot in the first quarter of 2014. This decrease in revenue from land development was primarily the result of selling lots in markets with lower land values during the 2015 period.

Total gross margin increased by approximately $2.6 million year-over-year primarily due to the year-over-year increase in volume of homes and lots sold.

The gross margin percentage of homes sold declined to 16.5% in the first quarter of 2015 as compared to 17.9% in the first quarter of 2014. This change in our homebuilding gross margin was primarily attributable to the higher cost basis of the active selling communities in 2015 as compared to 2014 and higher interest costs. The higher cost basis was largely driven by sales in UCP’s Southeast division in the first quarter of 2015. In the first quarter of 2015, UCP had revenue from homes sold in the Southeast of $9.4 million which generated a gross margin percentage of 12.8%. There was no corresponding revenue or gross margin generated in the Southeast division in the first quarter of 2014. With the exclusion of the interest costs in the homebuilding gross margin percentage, the decrease in the gross margin percentage over the comparable period last year was not as significant. This decline in the gross margin percentage of homes sold was more than offset by the increased volume of homes sold in the first quarter of 2015 (122 homes) as compared to the first quarter of 2014 (52 homes). The increased volume of home sales was driven by a year-over-year increase in the number of selling communities and an increased sales rate at certain of these selling communities.

The gross margin percentage of lots sold in the first quarter of 2015 was 95.8%, as compared to 14.9% in the first quarter of 2014. The gross margin percentage of lots sold is not necessarily directly comparable from period to period due to several factors including the stage of development and the location of the lots as well as the cost basis in the lots. The volume, revenue and gross margin of lots sold can vary considerably from period to period; such sales tend to be driven by discrete transactions which are motivated by numerous considerations, including opportunistic conditions in the markets in which we own lots.

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at March 31, 2015 was $82.7 million as compared to a backlog of $31.2 million at March 31, 2014. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

The year-over-year increase in gross margin from the increased volume of homes sold was offset by a year-over-year increase in operating expenses of $3 million. This year-over-year increase was driven by increased sales and marketing costs due to the year-over-year increase in the number of homes sold as well as a year-over-year increase in general and administrative costs largely due to an increase in payroll and related expenses. Included in operating costs for the three months ended March 31, 2015 and March 31, 2014, was stock-based compensation expense of $631,000 and $1 million, respectively.

Not part of the UCP results for the three months ended March 31, 2014, but included in our real estate segment results of operations was a $2.9 million impairment loss recorded on undeveloped property owned in California. There was no such impairment loss recorded in this segment during the three months ended March 31, 2015. However, if we continue to report operating losses, or if market conditions deteriorate, we could be required to record additional impairment losses on our real estate in future periods.

Agribusiness Operations

Thousands of dollars	Three Months Ended March 31,
	2015	2014	Change
Revenue and other income:
Sales of canola oil and meal	$39,432	$34,859	$4,573
Other	(106)	8	(114)
Total revenue and other income	39,326	34,867	4,459

Cost of goods sold:
Cost of canola oil and meal sold	(38,424)	(30,696)	(7,728)
Depreciation	(1,950)	(1,385)	(565)
Other direct costs of production	(2,519)	(2,093)	(426)
Total cost of goods sold	(42,893)	(34,174)	(8,719)

Depreciation	(46)	(37)	(9)
Impairment loss on intangible and long-lived assets	(1,875)		(1,875)
Interest	(1,439)	(1,326)	(113)
Plant costs and overhead	(3,555)	(3,523)	(32)
Segment total expenses	(49,808)	(39,060)	(10,748)
Loss before income taxes	$(10,482)	$(4,193)	$(6,289)

Segment Revenue and Gross Margin

We generated revenue from sales of canola oil and meal of $39.4 million in the first quarter of 2015, as compared to revenue of $34.9 million in the first quarter of 2014. The year-over-year increase in canola oil and meal revenue for the first quarter was the result of a year-over-year increase in sales volume of 45%, combined with a 21% decrease in the average sales price per unit.

Our year-over-year gross margin, which is sales of canola oil and meal less total cost of goods sold, decreased by $4.1 million to a loss of $3.5 million in the first quarter of 2015 from a gross margin of $685,000 in the first quarter of 2014.

We manage our canola seed crushing operations by reference to the crush margin, which is sales of canola oil and meal less cost of canola oil and meal sold. Our crush margin decreased by $3.2 million to $1 million in the first quarter of 2015 from $4.2 million in the first quarter of 2014.

The year-over-year decline in both the gross margin and crush margin for the first three months of 2015 was due to the significant decline in the canola board crush margin (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the quoted market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the U.S. dollar) experienced in the first quarter of 2015 as compared to the first quarter of 2014. The average board crush margin was $127 per ton for the first three months of 2015 as compared to $238 per ton for the first three months of 2014. This year-over-year margin decline was primarily due to the collapse in the product pricing for canola meal and oil of 21% while the price of canola seed only declined by 2% in the same period. Current canola board crush margins have improved a little from that experienced in the first quarter of 2015 but are still at historically low levels. We expect that unless canola board margins significantly improve during the remainder of the second quarter of 2015, we will continue to experience operating losses in this segment. However, to partially offset the poor crush margin environment we experienced in the first quarter of 2015, we increased our year-over-year daily crush rate. Our average volume of tons crushed per day was 1,099 tons per day in the first three months of 2015 as compared to 830 tons per day in the first three months of 2014.

Due to the year-over-year decrease in our gross and crush margins for the first quarter, we reported a net loss before taxes of $10.5 million for the first quarter of 2015, an increase in loss of $6.3 million as compared to the $4.2 million net loss incurred in the first quarter of 2014.

In addition, readily marketable inventory at March 31, 2015 is carried at net realizable value on our consolidated balance sheet based on quoted market prices in active markets. Changes in the value of our readily marketable inventory are recognized in cost of canola oil and meal sold each period. However, we aim to minimize the effects of changing prices in our inventory primarily through the use of traded futures contracts.

Segment Expenses

Plant costs and overhead in the first quarter of 2015 and 2014 included corporate and administrative salaries and benefits, consulting fees, insurance, office expenses, marketing fees paid to Purina Animal Nutrition, LLC, and freight costs for shipping our oil and meal.

Segment expenses also included an impairment loss of $1.9 million in the first quarter of 2015. The loss related to property owned in Oklahoma and associated capitalized development costs related to building a second canola crushing plant. We have abandoned this project and the property and development costs were written down to their current estimated fair value. There was no corresponding loss in the first quarter of 2014.

As of March 31, 2015, we had total debt of $81.2 million, principally comprised of a $76.1 million term loan and $5 million outstanding on a revolving credit facility.

A significant decline in crude oil prices, together with uncertainty regarding U.S. government policies that govern the volume of biodiesel blended into the U.S. fuel supply, have created a negative outlook for crush margins in 2015. If we continue to report operating losses in the future, we could breach a debt covenant and or be required to record an impairment loss on our goodwill and other asset balances in this segment.

Corporate

Thousands of dollars	Three Months Ended March 31,
	2015	2014	Change
Revenue:
Deferred compensation revenue	$446	$304	$142
Other revenue	988	203	785
Total revenue	1,434	507	927

Costs and expenses:
Interest expense		(146)	146
Stock-based compensation expense	(484)	(958)	474
Impairment loss on intangible and long-lived assets	(1,089)		(1,089)
Deferred compensation expense	(579)	(599)	20
Foreign exchange gain (loss)	(52)	233	(285)
Other	(3,042)	(2,275)	(767)
Segment total expenses	(5,246)	(3,745)	(1,501)
Loss before income taxes	$(3,812)	$(3,238)	$(574)

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in our corporate segment until they meet the requirements for separate segment reporting. Currently, the most significant investments in small businesses that we own are Mindjet, a privately held company that sells and licenses software; Mendell Energy, LLC (“Mendell”), a wholly owned oil and gas venture which primarily owns and operates oil and gas leases in the Wattenberg Field in Colorado; and Synthonics, a pre-clinical stage biopharmaceutical company.

In addition, the segment includes the results from a portfolio of equity securities in publicly traded companies, the results of deferred compensation investment assets held in trust for the benefit of certain officers and non-employee directors and the corresponding and offsetting deferred compensation liabilities, and corporate overhead expenses. Revenue consists of our share of revenue generated from oil and gas sales, interest earned on cash balances and securities and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year. The segment results above do not include our share of the income or loss from any investments we account for using the equity method.

The expenses recorded in this segment primarily consist of operating expenses from our consolidated small business, and parent company costs which are not allocated to our other segments, for example, salaries and benefits, directors’ fees, shareholder costs, rent for our head office, stock-based compensation expense, and deferred compensation expense.

Corporate segment results can fluctuate due to one or more individually significant revenue or expense items which occur irregularly or infrequently, for example, realized gains or losses on the sale of investments, or which can change significantly from period to period, such as foreign currency gains or losses. Consequently, the corporate segment results are not typically comparable from year to year.

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

Segment Revenue

The corporate segment recorded revenue of $1.4 million for the first quarter of 2015, compared to $507,000 for the first quarter of 2014. The year-over-year increase of $927,000 primarily related to increased investment gains recorded in the first quarter of 2015 as compared to 2014.

Segment Expenses

First quarter year-over-year segment expenses increased by $1.5 million to $5.2 million in the first quarter of 2015 as compared to $3.7 million in the first quarter of 2014. The increase was primarily due to a $1.1 million impairment loss recorded within our oil and gas operations during the first quarter of 2015 with no corresponding loss in the first quarter of 2014. The impairment loss related to costs incurred in the first quarter of 2015 for drilling a well on certain mineral leases owned by Mendell in the Wattenburg Field. We completed an impairment analysis that was based on current pricing of crude oil and gas, estimated oil and gas reserves, and ongoing expenses for the well. Based on these assumptions, we determined that the capitalized costs of the well would not be recovered from the well’s estimated future cash flows. This well has not been completed and not yet producing. We expect to complete the well in 2015. On the completion of this well, we will have secured by production our existing lease acreage in the Wattenburg Field and will have no commitment to drill any additional wells. Given the market prices of oil and gas commodities, it is reasonably possible that we will record additional impairment losses in the future on our producing wells and the oil and gas well being completed during 2015.

It is reasonably possible given the volatile nature of software and biopharmaceutical businesses that circumstances may change in the future which could require us to record impairment losses on our investments in small business included in this segment.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the closing price of PICO common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of March 31, 2015, there was $4.9 million of unrecognized stock-based compensation expense, which we expect to record ratably until the awards are fully vested.

Liquidity and Capital Resources — Three Months Ended March 31, 2015 and 2014

Cash Flow

Our assets primarily consist of real estate and tangible and intangible water assets, property, plant and equipment, cash and cash equivalents, and investments in publicly-traded securities. Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at March 31, 2015 were as follows:

•	our water resource and water storage operations held cash of $450,000:
•	our real estate operations segment held cash of $34.4 million;
•	our agribusiness operations segment held cash of $194,000; and
•
our corporate segment held cash of $12.9 million and marketable equity and debt securities with a market value of $18.4 million and $5.8 million, respectively. Included in those totals is $1.6 million in cash, $17.7 million in equities, and $5.8 million in debt securities that are held in deferred compensation rabbi trusts accounts that will be used to pay the related and offsetting deferred compensation liabilities although such assets could be used to pay creditors if needed.

Our primary sources of funds include existing cash, cash flows from our real estate and agribusiness operations that are restricted for use in those respective operations, the sale of tangible and intangible water resource assets, loans and debt or equity offerings. We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings. However, debt covenants and restrictions in Northstar and UCP limit us from transferring cash from those operations for use elsewhere in our Company.

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

On October 21, 2014, UCP completed a private offering of $75 million of 8.5% senior notes due in 2017 (the “Notes”). The net proceeds from the offering were approximately $72.5 million. Interest is payable quarterly at 8.5% per annum on the principal amount. The Notes are guaranteed on an unsecured senior basis by UCP and each of its subsidiaries.

Certain of our debt agreements in our real estate operations contain various significant financial covenants, each of which we were in compliance with at March 31, 2015 as follows.

1) Certain of our real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require us to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, we may be required to make principal payments in order to maintain the required loan-to-value ratios. As of March 31, 2015, the lenders have not requested, and we have not obtained, any such appraisals.

2) The Notes limit UCP’s ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that UCP may incur indebtedness so long as UCP’s ratio of indebtedness to its consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of UCP’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of UCP’s consolidated assets. Additionally, the Notes require UCP to maintain at least $50 million of consolidated tangible assets not subject to liens securing indebtedness; maintain a minimum net worth of $175 million; maintain a minimum of $15 million of unrestricted cash and/or cash equivalents; and not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time. At March 31, 2015, we were in compliance with each of these covenants.

Agribusiness Operations

We recorded $39.4 million in sales of canola oil and meal and $42.9 million in cost of sales of such products for the three months ended March 31, 2015. During the first three months of 2015, prices for canola seed generally declined, which eased our working capital requirement needed for the purchase of seed inventories and to fund daily settlement requirements on exchange traded futures that we use to minimize price risk related to our inventories. We have generally financed operations with cash received from sales of canola products, cash from our revolving credit facility, and additional preferred equity capital. During the three months ended March 31, 2015, we invested an additional $7.5 million of preferred capital, with a 10% rate of return. We have funded a total of $47.9 million of preferred capital since 2012.

It is likely our canola business will continue to report losses in the future, which could result in breaching one or more of our debt covenants which would require us to obtain a waiver from our lenders, or it could require us to provide additional capital into the business. Furthermore, additional losses could require us to record impairment losses on the recorded goodwill and other asset balances in this segment.

At March 31, 2015, Northstar had $81.2 million outstanding under a $116.5 million credit agreement which consisted of:

•
$76.1 million outstanding on the non-recourse senior secured multi-draw term loans. Interest is payable quarterly, and the principal will be repaid over five years, with quarterly payments of $1.5 million that began on March 31, 2013 and a final payment of $62.6 million due on August 14, 2017; and

•
$5 million outstanding on a $27 million non-recourse senior secured revolving credit facility that provides the business with working capital. The revolving credit facility will be available until August 14, 2017.

The credit agreement contains the following significant financial covenants, each of which the Company was in compliance with at March 31, 2015.

1)
Debt to Adjusted Capitalization Ratio: Northstar will not permit its debt to adjusted capitalization ratio as of the last day of any quarter to be more than 0.60 to 1.00. At March 31, 2015, Northstar’s ratio was approximately 0.60.

2)
Debt Service Coverage Ratio: Beginning on January 1, 2015, Northstar will not permit its debt service coverage ratio to be less than 1.25 to 1.00; provided, however, that if the Company is not in compliance with the covenant, the Company shall be considered in compliance if the debt service coverage ratio is not less than 1.00 to 1.00 as of the last day of any quarter. At March 31, 2015, Northstar’s ratio was approximately 1.32 to 1.00.

3)	Minimum Net Worth of Borrower: Northstar will not permit its net worth on any date to be less than $50 million. At March 31, 2015, Northstar’s net worth was approximately $54.1 million.

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

3)	Northstar must maintain a restricted cash balance of at least $5 million, which is held as a debt service reserve account.

Corporate

Our corporate segment generates investment returns and cash flow with a portfolio of small-capitalization value stocks publicly traded in Switzerland and in the U.S. and from the sale of oil and gas production from our wells in Colorado.

We anticipate recording losses from our oil and gas operations until oil and gas prices sufficiently rebound. Due to the continued low prices of such commodities, we recorded an impairment loss on our oil and gas assets during the three months ended March 31, 2015. It is reasonably possible that we will record additional impairment losses in the future on our producing wells and the oil and gas well being completed during 2015.

Consolidated Cash and Securities

At March 31, 2015, we had unrestricted and available cash of $11.8 million and available-for-sale debt and equity securities of $2.1 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segments. At December 31, 2014, we had unrestricted and available cash of $14.4 million and available-for-sale debt and equity securities of $10.7 million.

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

Cash Flow

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash provided by (used in):
Operating activities	$(19,249)	$(41,382)
Investing activities	602	(1,912)
Financing activities	3,640	(2,186)
Effect of exchange rates on cash		(151)
Decrease in cash and cash equivalents	$(15,007)	$(45,631)

Cash Flows From Operating Activities

Our operating activities used $19.2 million in cash during the first three months of 2015. The principal operating cash outflows were $45.1 million used to acquire and develop real estate and residential lots and housing and $35.7 million in purchases of canola seed. We also used $20.2 million for overhead and various project expenses. Our cash inflows were $42.8 million in sales of residential real estate and lots and $40.6 million from sales of canola oil and meal.

Our operating activities from continuing operations used $41.4 million in cash during the first three months of 2014. The principal operating cash outflows were $35.2 million in purchases of canola seed and $54.3 million used to acquire and develop real estate and residential lots and housing. Other operating cash outflows include $13.9 million in overhead and various project expenses. Our positive cash inflows were $25.3 million in sales of residential real estate and lots and $31.6 million from sales of canola oil and meal.

Cash Flows From Investing Activities

Our investing activities provided $602,000 of cash in the first three months of 2015. The primary uses of cash were $2.3 million used for collateral in margin accounts in our agribusiness segment and $2 million used to purchase various property and equipment. The uses of cash were offset by $5.6 million received from the sale of debt and equity securities.

Our investing activities from continuing operations used $1.9 million of cash in the first three months of 2014. The primary sources of cash were $4.3 million from the sale of debt and equity securities, offset by $2.9 million in cash used to purchase additional debt and equity securities.

Cash Flows From Financing Activities

Financing activities provided cash of $3.6 million during the first three months of 2015, primarily due to cash proceeds of $30.4 million from our debt arrangements used primarily to fund the acquisition and development of our real estate projects, offset by repayments of debt of $26.5 million.

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

Our outstanding debt at March 31, 2015 consisted primarily of the $76.1 million non-recourse senior secured construction loan facility, $5 million under our agribusiness working capital facility, and $142.1 million in mortgage notes on real estate and real estate development, substantially all of which are non-recourse. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

At March 31, 2015, we had $5.8 million of marketable debt securities and $18.4 million of marketable equity securities, $2.5 million of which were denominated in foreign currencies, primarily Swiss Francs and New Zealand dollars, which were subject to market risk. At December 31, 2014, we had $6.4 million of debt securities and $22 million of marketable equity securities, $5.4 million of which were denominated in foreign currencies, primarily Swiss Francs and New Zealand dollars, which were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At March 31, 2015 and 2014, the model calculated a loss in fair value of $148,000 and $196,000, respectively. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at March 31, 2015 and 2014 of $3.7 million and $8.1 million, respectively, which would reduce the unrealized appreciation in shareholders’ equity. The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss at March 31, 2015 and 2014 of $507,000 and $1.7 million, respectively, which would impact the foreign currency translation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

None.

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

The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2014. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC.

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

Our canola seed crushing facility only commenced full scale operations during 2012 and therefore has, to date, a limited operating history. Our canola crushing plant’s future revenue and ability to operate profitably and to generate positive cash flows is primarily dependent on future market prices and conditions for canola seed, canola oil and canola meal as well as operating at or near maximum crushing capacity.

The operation of a canola crushing plant involves many risks which include: poor operating margins due to high commodity prices for canola seed; not obtaining and maintaining adequate canola seed supplies; cost overruns in excess of budgeted operational costs; an inability to maintain the crushing facility at efficient operating levels sufficient to generate positive cash flows including, but not limited to, factors such as inadequate supplies of canola seed, logistical issues in transporting seed to the plant and delivering canola and meal to customers, and breakdowns in the plant itself that will require repairs; and not maintaining and managing product price-risk efficiently. We must be able to sell the plant’s products (canola oil and meal) at market prices that are sufficient to generate adequate cash flows to service the debt financing used to partly fund the construction of the facility and to provide working capital for our operations. Additionally, we must be able to sell the plant’s products at prices that will allow us to generate an adequate and appropriate rate of return on our equity investment. Our canola crushing operations has a limited operating history and to date has not generated annual operating income or significant positive cash flows.

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

* Our water resource and water storage operations are concentrated in a limited number of assets, making our growth and profitability vulnerable to conditions and fluctuations in a limited number of local economies.

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of March 31, 2015, the total cost of the pipeline project, including our water credits, (net of impairment losses incurred to date) carried on our balance sheet is approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

* The operation of our canola seed crushing facility may not generate sufficient cash flow to repay the debt that is secured on the facility.

Our canola crushing operations has a limited operating history as of March 31, 2015 and to date has not generated annual operating income or positive cash flows. As a result, the facility may be unable to fund principal and interest payments under its debt service obligations or may continue to operate at a loss. In certain situations, if the facility performs below certain operating levels leading to inadequate or negative cash flows, certain covenants in the agreements governing the facility’s debt financing may be breached, rendering all of the facility’s debt immediately due and payable. As a result, we may be forced to provide additional capital to our canola seed crushing operation to cure any breach of certain debt covenants which could lead to a material adverse effect on our financial condition and cash flows. As of March 31, 2015 we have invested a further $47.9 million to fund the operating losses to date of our canola seed crushing facility and to ensure certain debt covenants were not breached. If we are unable to cure any breach of certain debt covenants, or receive a waiver of default from our debt providers, our canola seed crushing plant may be foreclosed on by our debt providers and we may lose our entire investment in this operation which would lead to a material adverse effect on our financial condition, results of operations and cash flows.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of March 31, 2015, we had federal and state net operating loss carryforwards of approximately $148 million and $191.4 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

See Note 7 “Debt” in Notes to Condensed Consolidated Financial Statements for a discussion of working capital restrictions and other limitations upon the payment of dividends, which information is incorporated by reference into this Item 2 or Part II.

Item 3: Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO. (1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Indenture, dated October 21, 2014, among UCP, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee. (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q (No. 033-36383) filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K (No. 033-36383) filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	May 8, 2015	By: /s/ Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer and Authorized Signatory)