Form 10-Q
period 2015-06-30
PICO HOLDINGS INC /NEW
filed 2015-08-10
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

On August 3, 2015, the registrant had 23,017,830 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Six Months Ended June 30, 2015

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$44,340	$62,677
Investments ($24,126 and $28,370 measured at fair value at June 30, 2015 and December 31, 2014, respectively)	29,251	55,671
Real estate and tangible water assets, net	413,310	386,350
Property, plant and equipment, net of $5,328 and $4,742 of accumulated depreciation at June 30, 2015, and December 31, 2014, respectively	4,130	4,224
Intangible assets	127,927	126,612
Other assets	15,835	16,356
Assets held-for-sale	125,052	152,554
Total assets	$759,845	$804,444

Liabilities and shareholders’ equity
Debt	$159,457	$135,451
Accounts payable and accrued expenses	27,362	24,591
Deferred compensation	25,371	24,584
Other liabilities	12,239	13,685
Liabilities held-for-sale	92,043	94,588
Total liabilities	316,472	292,899

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 23,096 issued and 23,018 outstanding at June 30, 2015, and 23,083 issued and 23,005 outstanding at December 31, 2014	23	23
Additional paid-in capital	493,344	491,662
Accumulated deficit	(136,103)	(69,508)
Accumulated other comprehensive income	4,963	4,717
Treasury stock, at cost (common shares: 78 at June 30, 2015 and December 31, 2014)	(1,413)	(1,413)
Total PICO Holdings, Inc. shareholders’ equity	360,814	425,481
Noncontrolling interest in subsidiaries	82,559	86,064
Total equity	443,373	511,545
Total liabilities and equity	$759,845	$804,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues and other income:
Sale of real estate and water assets	$55,063	$63,780	$98,673	$89,426
Impairment on investments	(20,696)		(20,696)
Other income	741	3,783	2,454	4,546
Total revenues and other income	35,108	67,563	80,431	93,972

Cost of sales:
Cost of real estate and water assets sold	45,608	51,601	81,940	72,656

Expenses:
Operating and other costs	15,552	17,112	32,045	30,442
Impairment loss on intangible and long-lived assets	274		1,363	2,865
Interest		77		227
Depreciation and amortization	505	726	996	1,232
Total costs and expenses	61,939	69,516	116,344	107,422
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(26,831)	(1,953)	(35,913)	(13,450)
Benefit for federal, foreign, and state income taxes	(2,731)	(91)	(2,970)	(355)
Equity in loss of unconsolidated affiliate	(998)	(681)	(1,481)	(1,160)
Loss from continuing operations	(25,098)	(2,543)	(34,424)	(14,255)
Income (loss) from discontinued agribusiness operations, net of tax	(8,813)	4,451	(19,295)	259
Impairment loss on classification of assets as held-for-sale, net of tax	(16,903)		(16,903)
Net income (loss) from discontinued agribusiness operations, net of tax	(25,716)	4,451	(36,198)	259
Net income (loss)	(50,814)	1,908	(70,622)	(13,996)
Net (income) loss attributable to noncontrolling interests	1,044	(71)	4,027	2,587
Net income (loss) attributable to PICO Holdings, Inc.	$(49,770)	$1,837	$(66,595)	$(11,409)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Other comprehensive income (loss):
Net income (loss)	$(50,814)	$1,908	$(70,622)	$(13,996)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	334	(57)	283	430
Foreign currency translation	(46)	(42)	(37)	(2)
Total other comprehensive income (loss), net of tax	288	(99)	246	428
Comprehensive income (loss)	(50,526)	1,809	(70,376)	(13,568)
Comprehensive (income) loss attributable to noncontrolling interests	1,044	(71)	4,027	2,587
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$(49,482)	$1,738	$(66,349)	$(10,981)

Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$(1.08)	$(0.09)	$(1.40)	$(0.51)
Income (loss) from discontinued agribusiness operations	$(1.09)	$0.17	$(1.50)	$0.01
Net income (loss) per common share – basic and diluted	$(2.17)	$0.08	$(2.90)	$(0.50)
Weighted average shares outstanding	23,009	22,754	23,007	22,750

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity - Unaudited
Six Months Ended June 30, 2015 And 2014
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2015	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545
Stock-based compensation expense			1,694					531	2,225
Exercise of restricted stock units	13
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(12)					(9)	(21)
Net loss				(66,595)				(4,027)	(70,622)
Unrealized loss on investments, net of deferred income tax of $152 and reclassification adjustments of $472					283				283
Foreign currency translation					(37)				(37)
Ending balance, June 30, 2015	23,096	$23	$493,344	$(136,103)	$4,963	78	$(1,413)	$82,559	$443,373

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2014	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845
Stock-based compensation expense			2,814					1,249	4,063
Sale of treasury stock						(5)	111		111
Exercise of restricted stock units	15
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(354)					(459)	(813)
Net loss				(11,409)				(2,587)	(13,996)
Unrealized gain on investments, net of deferred income tax of $230 and reclassification adjustments of $942					430				430
Foreign currency translation					(2)				(2)
Ending balance, June 30, 2014	25,836	$26	$548,767	$(28,492)	$660	3,068	$(56,482)	$90,159	$554,638

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Cash used in operating activities - continuing operations	$(34,571)	$(58,341)
Cash provided by (used in) operating activities - discontinued agribusiness operations	(7,572)	970
Net cash used in operating activities	(42,143)	(57,371)

Investing activities:
Purchases of investments	(1,259)	(8,570)
Proceeds from sale of investments	6,605	12,291
Purchases of property, plant and equipment	(1,597)	(3,401)
Cash used in the acquisition of consolidated subsidiaries		(14,006)
Other investing activities, net	(1)	38
Cash provided by (used in) investing activities - continuing operations	3,748	(13,648)
Cash used in investing activities - discontinued agribusiness operations	(1,329)	(2,249)
Net cash provided by (used in) investing activities	2,419	(15,897)

Financing activities:
Repayment of debt	(49,361)	(53,570)
Payment of withholding taxes on exercise of RSU	(21)	(814)
Debt issuance costs	(450)
Proceeds from debt	71,218	50,733
Proceeds from the sale of treasury stock		111
Cash provided by (used in) financing activities	21,386	(3,540)

Effect of exchange rate changes on cash		(105)
Decrease in cash and cash equivalents	(18,338)	(76,913)
Cash and cash equivalents, beginning of the period	62,978	138,039
Cash and cash equivalents, end of the period	44,640	61,126
Less cash and cash equivalents of discontinued agribusiness operations at the end of the period	300	10
Cash and cash equivalents of continuing operations, end of the period	$44,340	$61,116

Supplemental cash flow information:
Refunds of federal, foreign, and state income taxes	$(74)	$(2,011)
Interest paid, net of amounts capitalized (primarily in discontinued agribusiness operations)	$2,441	$2,502
Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$398	$2,424
Fair value of assets acquired in Citizens acquisition		$20,259
Cash paid for acquisition of consolidated subsidiaries		$(14,006)
Contingent consideration and liabilities assumed in Citizens acquisition		$6,253

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

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of other-than-temporary impairments, the application of the equity method of accounting, goodwill and intangibles, real estate and water assets, deferred income taxes, stock-based compensation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities are appropriate, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Discontinued Agribusiness Operations:

On July 13, 2015, the Company entered into an agreement with CHS Hallock, LLC, a wholly owned subsidiary of CHS Inc. (“CHS”), pursuant to which the Company sold substantially all of the assets used in its agribusiness segment. The sale closed on July 31, 2015. As a result of the transaction, the assets and liabilities of the Company’s agribusiness segment qualified as held-for-sale at June 30, 2015 and have been classified as discontinued agribusiness operations in the accompanying condensed consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the agribusiness segment as discontinued agribusiness operations. The Company recorded an impairment loss of $16.9 million during the three months ended June 30, 2015, to write down the assets sold to their fair values as determined in the sale agreement. See Note 12 “Discontinued Agribusiness Operations” for additional information.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance was originally effective for the interim and annual periods beginning on or after December 15, 2016 and early adoption was not permitted. However, in July 2015 the FASB voted to approve a one-year deferral of the new revenue standard to December 15, 2017. The FASB also voted to permit all entities to apply the new revenue standard early, but not before the original effective date. Companies that choose to implement the standard early will apply the new revenue standard to all interim reporting periods within the year of adoption. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the effect this guidance will have on the condensed consolidated financial statements.

In June 2015, the FASB issued accounting guidance to clarify existing codification, correct unintended application of guidance, and make minor improvements to existing codification that is not expected to have a significant effect on current accounting practice. This update was the result of a standing project implemented by the FASB’s chairman to address feedback received from stakeholders on the codification and to make other incremental improvements to GAAP. The amendments in this guidance that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective immediately. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

2. Real Estate and Tangible Water Assets

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	June 30, 2015	December 31, 2014
Real estate and improvements held and used, net of accumulated depreciation of $11,338 and $10,899 at June 30, 2015 and December 31, 2014, respectively	$10,134	$10,574
Residential real estate and home construction inventories	350,617	322,938
Other real estate inventories completed or under development	10,034	10,308
Tangible water assets	42,525	42,530
Total real estate and tangible water assets	$413,310	$386,350

Amortization of real estate improvements was approximately $220,000 for the three months ended June 30, 2015 and 2014, respectively, and was approximately $440,000 for the six months ended June 30, 2015 and 2014, respectively.

Impairment Losses for the Six Months Ended June 30, 2015:

There were no material impairment losses recognized on real estate and tangible water assets during the six months ended June 30, 2015.

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

3. Intangible Assets

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets within its water resource and water storage operations segment (in thousands):

	June 30, 2015	December 31, 2014
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	24,831	24,804
Other, net of accumulated amortization	19,199	17,911
Total intangible assets	$127,927	$126,612

Impairment Losses for the Six Months Ended June 30, 2015:

There were no impairment losses recognized on intangible assets during the six months ended June 30, 2015.

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

4. Investments

The cost and carrying value of available-for-sale investments were as follows (in thousands):

June 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,361	$228	$(26)	$8,563
Marketable equity securities	10,649	7,648	(72)	18,225
Total	$19,010	$7,876	$(98)	$26,788

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,909	$198	$(65)	$9,042
Marketable equity securities	14,780	7,335	(125)	21,990
Total	$23,689	$7,533	$(190)	$31,032

There were no investments that had a material unrealized loss position as of June 30, 2015 or December 31, 2014.

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	June 30, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$3,775	$3,922	$3,786	$3,958
Due after one year through five years	2,685	2,678	3,310	3,255
Due after five years	1,901	1,963	1,813	1,829
	$8,361	$8,563	$8,909	$9,042

Debt Securities

The Company owns corporate bonds and other debt securities, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At June 30, 2015, and December 31, 2014, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three and six months ended June 30, 2015 and 2014.

Marketable Equity Securities

The Company’s investment in marketable equity securities was $18.2 million at June 30, 2015, and principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets. At June 30, 2015, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the loss on those securities was normal market volatility. No material impairment losses were recorded during the three and six months ended June 30, 2015 and 2014.

Other Investments

The Company owned the following investments that are not classified as available-for-sale (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Voting Interest	Carrying Value	Voting Interest
Investment in Synthonics	$2,170	18.3%	$2,170	19.6%

Investment in Mindjet:
Investment in common stock	$96	15.0%	$6,611	15.0%
Investment in preferred stock	197	13.4%	15,858	13.4%
	$293	28.4%	$22,469	28.4%
Total	$2,463		$24,639

Investment in Synthonics:

Synthonics, Inc. (“Synthonics”) is a private company co-founded by a member of the Company’s board of directors. The Company’s investment consists of preferred shares as discussed in Note 9 “Related-Party Transactions.”

Investment in Mindjet:

At June 30, 2015, and December 31, 2014, the Company’s equity investment in Mindjet, Inc. (“Mindjet”) represented 28.4% of the voting interest, which was comprised of 15% from common shares and 13.4% from preferred shares. The Company accounts for the investment in common stock using the equity method of accounting, which resulted in recording a loss of $998,000 and $1.5 million in the condensed consolidated statement of operations and comprehensive income or loss for the three and six months ended June 30, 2015, respectively, and a loss of $681,000 and $1.2 million for the three and six months ended June 30, 2014, respectively. The investment in preferred stock is held at cost, less impairment losses, in the accompanying condensed consolidated balance sheets.

During the three months ended June 30, 2015, the Company recorded a $20.7 million impairment loss on the investment in Mindjet common and preferred shares as the estimated fair value was less than the carrying value due to significantly increased, and continuing operating losses and resulting liquidity issues, actual financial results significantly less than projections, and decreased market conditions that have adversely affected the value of Mindjet. Such loss is recorded in impairment on investments in the condensed consolidated statement of operations and comprehensive income or loss. The fair value of the investment in Mindjet was based on an analysis of the financial and operational aspects of the company, including consideration of business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company. Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of debt and equity issued by Mindjet in order to reflect differences in value due to differing liquidation preferences, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were determined using revenue multiples that includes assumptions regarding an entity’s assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

Given the deteriorating financial conditions at Mindjet, during the three months ended June 30, 2015 the Company’s representative resigned from the board of Mindjet. The Company does not anticipate investing any additional capital into Mindjet. It is reasonably possible that the Company’s ownership percentage in Mindjet will decline significantly as other shareholders fund the ongoing operations with additional equity capital.

At June 30, 2015, the total carrying value of the Company’s debt and equity securities and notes receivable in Mindjet was $4 million and is subject to impairment testing at each reporting period, or more frequently if facts and circumstances indicate the investment may be impaired. It is reasonably possible that circumstances may continue to deteriorate which could require the Company to record additional impairment losses on the remaining investment balances.

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

During 2014, the Company was notified by Mindjet that it was asserting a breach in the representations and warranties made by Spigit, Inc. (“Spigit”) in the September 10, 2013 merger agreement. As part of the notification, Mindjet made a claim against the Mindjet shares held by the former Spigit shareholders, including the Company. A partial settlement was reached by the parties in November 2014 and the Company expects final resolution in 2015. The partial settlement was not material to the Company and was paid in shares of Mindjet. The maximum damages to the Company for the remaining claim is estimated between zero and $1.2 million and any settlement would be paid by the Company in shares of Mindjet. The Company is unable to provide a more meaningful estimate due to the ongoing development of information important to resolving the matter. Consequently, the Company has not accrued any liability related to the claim.

5. Disclosures About Fair Value

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. During year ended December 31, 2014, $5.6 million in equity securities were transferred from level 1 to level 2.

At June 30, 2015 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
Assets
Available-for-sale equity securities (1)	$11,106	$7,119		$18,225
Available-for-sale debt securities (1)	$5,901			$5,901
Liabilities
Contingent Consideration (2)			$3,737	$3,737

At December 31, 2014 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Available-for-sale equity securities (1)	$10,892	$11,098		$21,990
Available-for-sale debt securities (1)	$6,380			$6,380
Liabilities
Contingent Consideration (2)			$3,902	$3,902

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

(2) Included in this caption is the contingent consideration that the Company entered into as part of the acquisition of Citizens Homes, Inc. (“Citizens”). The estimated fair value of the contingent consideration was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model. The fair value of the contingent consideration was then estimated as the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period. The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs.

Non-Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

The following tables set forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the six months ended June 30, 2015, and for the year ended December 31, 2014, by level within the fair value hierarchy.

Six Months Ended June 30, 2015 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Oil and gas wells (1)			$—	$(1,089)
Real estate and development costs (2)			$1,326	$(1,875)
Real estate and development costs (2)			$3,400	$(274)
Investment in unconsolidated affiliate (3)			$293	$(20,696)
Assets held-for-sale (4)			$125,052	$(15,298)

(1) During the six months ended June 30, 2015, the Company recorded an impairment loss of $1.1 million to write down the value of capitalized development costs related to an oil and gas well the Company is drilling. The estimated fair value of the well was determined using a discounted cash flow model. The loss was reported in the condensed consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate segment. There was no such impairment charge recorded during the three months ended June 30, 2015.

(2) The Company had a non-recurring fair value measurement for real estate and capitalized development costs that resulted in an impairment loss.

(3) The Company had a non-recurring fair value measurement on its investment in Mindjet that resulted in an impairment loss discussed in Note 4 “Investments.”

(4) During the three and six months ended June 30, 2015, the Company had a non-recurring fair value measurement due to its classification of certain assets as held-for-sale that resulted in an impairment loss discussed in Note 12 “Discontinued Agribusiness Operations.” The impairment loss presented above excludes estimated selling costs of $1.6 million, which are included in the $16.9 million impairment loss on classification of assets as held-for-sale within the condensed consolidated statement of operations and comprehensive income or loss.

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

(3) Due to the significant decline in crude oil prices during the fourth quarter of 2014, the Company completed an impairment analysis of the oil and gas wells using a discounted cash flow model. Based on the analysis, the Company wrote down the carrying value of oil wells capitalized to their estimated fair value, resulting in an impairment loss for the year ended December 31, 2014 of $4.4 million.

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

As of June 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated on a recurring basis.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	June 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates equity securities	$2,367	$2,367	$18,028	$18,028
Investments in unconsolidated affiliates debt securities	$2,662	$3,091	$2,662	$7,964

Financial liabilities:
Debt	$159,457	$172,065	$135,451	$150,143

6. Debt

The following table details the Company’s outstanding debt (in thousands):

	June 30, 2015	December 31, 2014
3% to 4.75% payments through 2017	$78,552	$52,379
5% to 5.5% payments through 2016	4,671	6,918
Senior Notes: 8.5% payments through 2017	74,630	74,550
10% payments through 2017	1,604	1,604
	$159,457	$135,451

Debt Provisions, Restrictions, and Covenants on Real Estate Debt:

Certain of UCP’s debt agreements contain various significant financial covenants, each of which UCP was in compliance with at June 30, 2015 as follows.

1) Certain of UCP’s real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require UCP to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, UCP may be required to make principal payments in order to maintain the required loan-to-value ratios. As of June 30, 2015, the lenders have not requested and UCP has not obtained any such appraisals.

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

Additionally, the senior notes require UCP to maintain the following significant covenants, each of which UCP was in compliance with at June 30, 2015.

1)
Minimum Unlevered Asset Pool: UCP must maintain $50 million of consolidated tangible assets not subject to liens securing indebtedness. At June 30, 2015, UCP’s consolidated tangible assets not subject to liens securing indebtedness was $178.5 million.

2)	Minimum Net Worth: UCP must maintain a minimum net worth of $175 million. At June 30, 2015, UCP’s minimum net worth was $228.1 million.

3)	Minimum Liquidity: UCP must maintain a minimum of $15 million of unrestricted cash and/or cash equivalents. At June 30, 2015, UCP’s unrestricted cash and/or cash equivalents was $38 million.

4)	Decrease in Consolidated Tangible Assets: UCP may not permit decreases in the amount of consolidated tangible assets by more than:

a) $25 million in any fiscal year. For the six months ended June 30, 2015, UCP’s consolidated tangible assets increased $23.9 million.

b) $50 million at any time. Since October 21, 2014, UCP’s consolidated tangible assets increased $93.8 million.

Other:

As of June 30, 2015, the Company had approximately $86.1 million of unused loan commitments within the real estate operations. As of December 31, 2014, the Company had approximately $87.3 million of unused loan commitments within the real estate operations.

The Company capitalized $2.8 million and $5.4 million of interest during the three and six months ended June 30, 2015, respectively, and $467,000 and $877,000 of interest during the three and six months ended June 30, 2014, respectively, related to construction and real estate development costs.

7. Commitments and Contingencies

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

Lease Commitments

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $577,000 and $1.2 million for the three and six months ended June 30, 2015, respectively, and was $473,000 and $870,000 for the three and six months ended June 30, 2014, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2015	$825
2016	1,497
2017	1,414
2018	1,289
2019	531
Thereafter	159
Total	$5,715

8. Accumulated Other Comprehensive Income or Loss

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2015	December 31, 2014
Net unrealized gain on available-for-sale investments	$5,056	$4,773
Foreign currency translation	(93)	(56)
Accumulated other comprehensive income	$4,963	$4,717

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $2.7 million at June 30, 2015 and $2.6 million at December 31, 2014.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$4,675	$759	$4,717	$232
Unrealized gain on marketable securities, net of tax	327	569	590	1,043
Unrealized (gain) loss reclassified and recognized in net loss, net of tax (1)	7	(626)	(307)	(613)
Accumulated foreign currency translation reclassified and recognized in net loss, net of tax (2)	79		341
Total reclassified and recognized in net loss, net of tax	86	(626)	34	(613)
Change in accumulated foreign currency translation, net of tax	(125)	(42)	(378)	(2)
Net change in other comprehensive income (loss), net of tax	288	(99)	246	428
Accumulated other comprehensive income	$4,963	$660	$4,963	$660

(1)Amounts reclassified from unrealized gain or loss on marketable securities are included in other income in the condensed consolidated statement of operations and comprehensive income or loss.

(2) Amounts reclassified from unrealized gain or loss on foreign exchange are included in other income in the consolidated statement of operations and comprehensive income or loss.

9. Related-Party Transactions

Deferred Compensation

At June 30, 2015 and December 31, 2014, the Company had $25.4 million and $24.6 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.

Compensation expense included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended June 30, 2015 and 2014 was $417,000 and $415,000, respectively, and for the six months ended June 30, 2015 and 2014 was $996,000 and $1 million, respectively.

On January 20, 2015, the Company sold equity securities with a cost basis of $2.3 million to certain deferred compensation Rabbi Trust accounts held by the Company, for the benefit of the Company’s President and Chief Executive Officer, John R. Hart, for total proceeds of $5 million, which represented the market value of these securities on the date of sale.

Investment in Synthonics

The Company has an investment in preferred stock and an outstanding line of credit with Synthonics, a company co-founded by Mr. Slepicka, a director of the Company, who is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics. As of June 30, 2015, the Company had invested $2.2 million for 18.3% of the voting interest in Synthonics. In addition, the Company extended a $450,000 line of credit to Synthonics during 2014, which bears interest at 15% per annum. The outstanding balance and accrued interest was repaid in April 2015.

10. Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Corporate, and Discontinued Agribusiness Operations. The accounting policies of the reportable segments are the same as those described in the Company’s 2014 Annual Report on Form 10-K filed with the SEC.

Management analyzes segments using the following information:

Segment assets (in thousands):

	June 30, 2015	December 31, 2014
Assets:
Water resource and water storage operations	$186,841	$186,294
Real estate operations	408,323	384,855
Corporate	39,629	80,741
Discontinued agribusiness operations	125,052	152,554
Total assets	$759,845	$804,444

Segment revenues and income (loss) before taxes (in thousands):

	Three Months Ended June 30,		Six Month Ended June 30,
	2015	2014	2015	2014
Revenue and other income:
Water resource and water storage operations	$513	$241	$723	$377
Real estate operations	54,786	63,651	98,466	89,417
Corporate	(20,191)	3,671	(18,758)	4,178
Total revenue and other income	$35,108	$67,563	$80,431	$93,972

Income (loss) before income taxes:
Water resource and water storage operations	$(1,249)	$(1,850)	$(2,741)	$(3,834)
Real estate operations	(1,721)	821	(5,500)	(5,456)
Corporate	(23,861)	(923)	(27,672)	(4,160)
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	$(26,831)	$(1,952)	$(35,913)	$(13,450)

11. Acquisition of Citizens Homes

On April 10, 2014, the Company completed the acquisition of the assets and liabilities of Citizens used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, pursuant to a purchase and sale agreement, dated March 25, 2014 between UCP, LLC and Citizens.

Contingent Consideration

The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon achievement of various pre-tax net income performance milestones of the new business (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance except for the 6th payout calculation which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between zero and $6 million. The fair value of the contingent consideration of $3.7 million at June 30, 2015 was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model.

The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs. Key assumptions include: (1) forecasted adjusted net income over the contingent consideration period, (2) risk-adjusted discount rate reflecting the risk inherent in the forecasted adjusted net income, (3) risk-free interest rates, (4) volatility of adjusted net income, and (5) UCP’s credit spread. The risk adjusted discount rate for adjusted net income was 12.7% plus the applicable risk-free rate resulting in a combined discount rate ranging from 12.5% to 13.5% over the contingent consideration period. The volatility rate of 22.3% and a credit spread of 9.17% were applied to forecast adjusted net income over the contingent consideration period.

The change in estimated fair value of the contingent consideration consisted of the following (in thousands):

Contingent Consideration - December 31, 2014	$3,902
Fair value adjustment for the six months ended June 30, 2015	(165)
Contingent consideration - June 30, 2015	$3,737

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

The pro forma financial information as presented below is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition was completed as of January 1, 2013, or indicative of the results that will be attained in the future (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Total revenues and other income (1)	$68,291	$104,599
Net income (loss) attributable to PICO Holdings, Inc.	$1,632	$(11,293)
Net income (loss) per common share – basic and diluted:	$0.07	$(0.50)

(1) Balances have been adjusted for the recast of the results of the discontinued agribusiness segment operations. Refer to Note 12 “Discontinued Agribusiness Operations” for more details.

Pro forma net income or loss for three and six months ended June 30, 2014 were adjusted to exclude approximately $180,000 and $640,000 of acquisition-related costs incurred in these periods, respectively.

12. Discontinued Agribusiness Operations

On July 13, 2015, the Company entered into an agreement to sell substantially all of the assets used in its agribusiness segment to CHS for a net selling price of $105.3 million. The transaction closed on July 31, 2015. The selling price was determined primarily as an amount equal to $127 million less an estimated $22 million working capital balance adjustment. The final sale price is subject to change upon final calculation of the working capital balance to be determined within 90 days from the date the sale closed. If the final working capital balance is less than the estimated working capital balance, the Company will pay CHS for the shortfall, however the Company will receive additional proceeds if the final working capital balance is greater than the estimated working capital balance. After repayment of $80.9 million of outstanding debt and $5.9 million in selling and other related costs of the sale, the Company received net proceeds of $18.4 million on the date of close. Including cash that was not part of the sale, the discontinued agribusiness operation had $22.6 million in total cash after the transaction.

The Company was required to deposit $10.2 million of such net proceeds in two separate escrow accounts. The first escrow account required $6 million to secure general indemnification obligations and for refund of any difference in the final working capital balance. Any balance remaining after payment of indemnification claims will be released 18 months from the closing date of the sale. The second escrow account required $4.2 million for specified operational matters (“operational escrow”). Specified amounts of the operational escrow relate to proposed amendments to two environmental permits related to plant operations that are in process, but were not received prior to the closing date of the sale. The first matter relates to certain waste water issues at the plant that required a deposit of $1.8 million and the second matter relates to plant air quality issues that required a $2.4 million deposit. In the event that one or both permit amendments are not approved by the relevant regulatory authorities, the deposit in the operations escrow for any such non-approved amendment will be paid to CHS in satisfaction of the matter. Conversely, if one or both of the amendments are approved, the entire deposit will be released to the Company. The Company anticipates resolution of these matters within six months from the date of sale. Such escrowed balances have been recorded at an estimated fair value that reflects the Company’s expectation that the majority of these funds will eventually be released to the Company. However, any amounts paid by out of these escrow accounts to CHS in excess of the estimate will result in additional loss on the sale.

The Company also guaranteed up to $8 million for any indemnification claims in excess of the $6 million escrow pursuant to the terms of a guaranty agreement with CHS, which was executed at the closing. This guaranty will remain in force for five years from the date of sale. The guaranty has been recorded at estimated fair value that reflects the Company’s expectation that no significant amounts will be paid out under the guaranty. However, any amounts paid by the Company to CHS in excess of the estimate will result in additional loss on the sale.

During the three and six months ended June 30, 2015, the Company recorded an impairment loss of $16.9 million to write down the assets of discontinued agribusiness operation to their fair values as determined in the sales transaction described above. Such impairment loss is included in impairment loss on classification of assets as held-for-sale in the accompanying condensed consolidated statement of operations and comprehensive income or loss. The impairment loss included an estimated cash expenditure of approximately $2 million for certain selling and other costs associated with the sale. Not included in the impairment loss are $4.4 million in transaction costs and $2 million in deferred debt financing fees that will be expensed at the date of close and reported in the Company’s condensed consolidated financial statements for the three months ended September 30, 2015, along with any additional losses resulting from the resolution of the escrowed amounts and any income or loss from the discontinued agribusiness operations from June 30, 2015 through the sale closing date.

The Company’s agribusiness segment qualified as held-for-sale at June 30, 2015 and has been classified as discontinued agribusiness operations in the accompanying condensed consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the agribusiness segment as discontinued agribusiness operations.

The following table presents the details of the Company’s results from discontinued agribusiness operations included in the condensed consolidated statement of operations and comprehensive income or loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue and other income:
Sales of canola oil and meal	$33,234	$48,960	$72,667	$83,819
Other	39	957	(68)	965
Total revenue and other income	33,273	49,917	72,599	84,784

Cost of goods sold:
Cost of canola oil and meal sold	(32,601)	(36,190)	(71,025)	(65,182)
Depreciation	(2,392)	(2,063)	(4,342)	(4,126)
Other direct costs of production	(2,264)	(2,636)	(4,784)	(5,754)
Total cost of goods sold	(37,257)	(40,889)	(80,151)	(75,062)

Depreciation	(49)	(37)	(95)	(73)
Impairment loss on intangible and long-lived assets			(1,875)
Interest	(1,392)	(1,326)	(2,830)	(2,653)
Plant costs and overhead	(3,388)	(3,214)	(6,943)	(6,737)
Segment total expenses	(42,086)	(45,466)	(91,894)	(84,525)
Income (loss) from discontinued agribusiness operations, net of tax	(8,813)	4,451	(19,295)	259
Impairment loss on classification of assets classified as held-for-sale, net of tax	(16,903)		(16,903)
Net income (loss) from discontinued agribusiness operations, net of tax	(25,716)	4,451	(36,198)	259
Net (income) loss from discontinued agribusiness operations attributable to noncontrolling interests	684	(553)	1,746	(46)
Net income (loss) from discontinued agribusiness operations attributable to PICO Holdings, Inc.	$(25,032)	$3,898	$(34,452)	$213

The following table presents the details of the Company’s discontinued agribusiness assets and liabilities classified as held-for-sale in the condensed consolidated balance sheets (in thousands):

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$300	$301
Accounts receivable	4,522	3,311
Inventory	4,746	11,663
Real estate, net	4,801	5,889
Property, plant and equipment, net	112,308	116,793
Goodwill	4,702	4,702
Other assets	10,576	9,895
Valuation allowance on assets held-for-sale	(16,903)
Total assets held-for-sale	$125,052	$152,554

Liabilities
Debt	$81,895	$84,045
Accounts payable and accrued expenses	6,910	8,186
Other liabilities	3,238	2,357
Total liabilities held-for-sale	$92,043	$94,588

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

As of June 30, 2015 our business was separated into the following operating segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Corporate; and
•	Discontinued Agribusiness Operations.

As of June 30, 2015, our major consolidated subsidiaries were (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico;

•
UCP, Inc. (“UCP”), a 57.2% owned subsidiary which is a homebuilder and land developer in markets located in California and Puget Sound area of Washington State, North Carolina, South Carolina and Tennessee; and

•
PICO Northstar Hallock, LLC, an 87.7% owned subsidiary, doing business as Northstar Agri Industries (“Northstar”), which operated a canola seed crushing facility in Hallock, Minnesota. Northstar was classified as discontinued agribusiness operations in the accompanying condensed consolidated financial statements.

Results of Operations — Three and Six Months Ended June 30, 2015 and 2014

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

Significant Transactions During the Second Quarter of 2015:

Discontinued Agribusiness Operations

On July 13, 2015, we signed an agreement to sell substantially all of the assets of our agribusiness segment. The sale closed on July 31, 2015. As a result of the transaction, the assets and liabilities of the agribusiness segment have been classified as discontinued agribusiness operations in our condensed consolidated financial statements as of the earliest period presented. Consequently, the discussion and analysis that follows reflect the agribusiness segment as discontinued agribusiness operations. We recorded an impairment loss of $16.9 million on the classification of the assets as held for sale. Such impairment loss included an estimated cash expenditure of approximately $2 million for certain estimated selling and purchase price adjustments associated with the sale. Not included in the impairment loss, but expected to be expensed in the third quarter of 2015, is an estimated $4.4 million for certain contract exit costs and employee compensation related to the sale, and $2 million in deferred debt financing fees. See Note 12 “Discontinued Agribusiness Operations” for additional information.

Impairment Loss on Investment in Mindjet

During the three months ended June 30, 2015, we recorded an impairment loss of $20.7 million on our total investment in Mindjet, Inc. (“Mindjet”) as the estimated fair value of the investment was less than the carrying value due to significantly increased and continuing operating losses and resulting liquidity issues, and decreased market conditions that have adversely affected the value of Mindjet. We do not anticipate investing any additional capital into the company and recently the Company’s representative resigned from the board of Mindjet as its financial condition continues to deteriorate. It is reasonably possible that we will record additional impairment losses if the financial condition of Mindjet declines further. It is also possible that our voting ownership percentage in Mindjet will decline significantly as other shareholders contribute additional equity capital to fund Mindjet’s ongoing operations. At June 30, 2015 the carrying value of our investments in debt and equity securities and notes receivable of Mindjet was $4 million. See Note 4 “Investments” for additional information.

PICO Shareholders’ Equity

	June 30, 2015	December 31, 2014	Change
Shareholders’ equity	$360,814	$425,481	$(64,667)
Shareholders’ equity per share	$15.68	$18.50	$(2.82)

The decrease in our shareholders’ equity was primarily due to the comprehensive loss of $66.3 million incurred during the six month ended June 30, 2015. The two most significant transactions that contributed to the loss for the period were the impairment losses recorded on certain assets in our discontinued operations and investment in Mindjet.

Total Assets and Liabilities

	June 30, 2015	December 31, 2014	Change
Total assets	$759,845	$804,444	$(44,599)
Total liabilities	$316,472	$292,899	$23,573

Total assets decreased during the six months ended June 30, 2015 primarily due to decreases in three significant balances, offset by an increase in real estate and water assets. During the period, assets of our discontinued operations, investments, and cash declined by a total of $72.3 million. Reported assets in our discontinued agribusiness operations declined $27.5 million primarily due to the $16.9 million impairment loss recorded on certain assets we are selling and a $6.9 million reduction in inventory as we reduced plant production during the period. Our reported investments declined by $26.4 million primarily due to the impairment loss on our investment in Mindjet. In addition, our other operations used $18.3 million of cash to purchase real estate and pay overhead expenses. These decreases were offset by an increase in real estate and water assets of $27 million primarily due to the acquisition and development of real estate in UCP. Total liabilities increased during the six months ended June 30, 2015 primarily due to a $24 million increase in our debt balance used for the acquisition and development of real estate.

Results of Operations

Our results of operations were as follows (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenue and other income:
Water resource and water storage operations	$513	$241	$272	$723	$377	$346
Real estate operations	54,786	63,651	(8,865)	98,466	89,417	9,049
Corporate	(20,191)	3,671	(23,862)	(18,758)	4,178	(22,936)
Total revenue and other income	$35,108	$67,563	$(32,455)	$80,431	$93,972	$(13,541)

Income (loss) before income taxes:
Water resource and water storage operations	$(1,249)	$(1,850)	$601	$(2,741)	$(3,834)	$1,093
Real estate operations	(1,721)	821	(2,542)	(5,500)	(5,456)	(44)
Corporate	(23,861)	(923)	(22,938)	(27,672)	(4,160)	(23,512)
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(26,831)	(1,952)	(24,879)	(35,913)	(13,450)	(22,463)
Benefit for federal, foreign, and state income taxes	(2,731)	(91)	(2,640)	(2,970)	(355)	(2,615)
Equity in loss of unconsolidated affiliate	(998)	(681)	(317)	(1,481)	(1,160)	(321)
Loss from continuing operations	$(25,098)	$(2,542)	$(22,556)	$(34,424)	$(14,255)	$(20,169)

Revenue

The majority of our recurring revenue is generated in our real estate operation, which records revenue from the sale of residential homes and lots. Our revenue from real estate operations decreased during the three months ended June 30, 2015 primarily due to a decline in lot sales year-over-year. However, such revenue increased during the six months ended June 30, 2015 compared to the same period last year primarily due to a significant increase in the number of homes sold. Our corporate segment recorded an impairment loss of $20.7 million on our total investment in Mindjet which reduced revenues significantly during the three and six months ended June 30, 2015.

Loss from Continuing Operations Before Income Taxes and Equity in Loss of Unconsolidated Affiliates

The increase in year-over-year loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates for both the three and six months ending June 30, 2015 was primarily due to the $20.7 million impairment loss on our investment in Mindjet.

Income Taxes

We continued to record a full valuation allowance on our net deferred tax assets, however, we also recorded a $2.7 million and $3 million income tax benefit during the three and six months ended June 30, 2015, respectively, primarily due to reversal of a taxable temporary difference related to our investment in Mindjet. Such difference reversed during the period due to the impairment loss recorded on the investment. No such benefit was recorded during the three and six months ended June 30, 2014 and as a result of recording a full valuation allowance on our net deferred tax assets, there was a minimal income tax benefit reported during 2014.

Equity in Loss of Unconsolidated Affiliates

For the three and six months ended June 30, 2015, we recorded a loss of $1.5 million and $998,000, respectively in the statement of operations within equity in loss of unconsolidated affiliate. The losses in 2015 were significantly higher than 2014 due to declining revenue and increased interest expense at Mindjet during 2015.

Noncontrolling Interests

Noncontrolling interests reported a net loss of $1 million and net income of $71,000 for the three months ended June 30, 2015 and 2014, respectively, and a net loss of $4 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively. Of the loss reported during the six months ended June 30, 2015 and 2014, $2.2 million and $2.4 million, respectively, was attributable to the loss reported by UCP. During the six months ended June 30, 2015, $1.7 million of the loss was attributable to discontinued agribusiness operations.

Net Income or Loss

Our reported net loss of $49.8 million, or $2.17 per share, for the three months ended June 30, 2015, was comprised of a $24.7 million loss, or $1.08 per share, from continuing operations that was generated primarily by the $20.7 million impairment loss in Mindjet and various overhead expenses, and a $25 million loss, or $1.09 per share, from our discontinued agribusiness operations which was due to the combination of $8.1 million in operating losses allocated to us, with the balance allocated to noncontrolling interest, and a $16.9 million impairment loss recorded on the assets in the discontinued agribusiness operations. During the three months ended June 30, 2014 we reported net income of $1.8 million, or $0.08 per shares, which was comprised of a $2.1 million loss, or $0.09 per share, from continuing operations, offset by net income of $3.9 million, or $0.17 per share, allocated to us from our discontinued agribusiness operations.

Similarly, our reported net loss of $66.6 million, or $2.90 per share, for the six months ended June 30, 2015, was comprised of a $32.1 million loss, or $1.40 per share, from continuing operations that was generated primarily by the $20.7 million impairment loss in Mindjet and various overhead expenses, and a $34.5 million loss, or $1.50 per share, from our discontinued agribusiness operations which was due to the combination of $17.5 million in loss allocated to us from operations and a $16.9 million impairment loss recorded on the assets in the discontinued agribusiness operations. During the six months ended June 30, 2014 we reported a net loss of $11.4 million, or $0.50 per share. The net loss was comprised of $11.6 million in loss, or $0.51 per share, from continuing operations, and income of $213,000, or $0.01 per share, allocated to us from our discontinued agribusiness operations.

Water Resource and Water Storage Operations

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenue and other income:
Sale of real estate and water assets	$337	$179	$158	$424	$204	$220
Other	176	62	114	299	172	127
Total revenue and other income	513	241	272	723	376	347

Costs and expenses:
Cost of real estate and water assets sold	(203)	(239)	36	(252)	(247)	(5)
Interest expense		(6)	6		(11)	11
Depreciation and amortization	(262)	(276)	14	(525)	(551)	26
Overhead	(1,086)	(1,218)	132	(2,260)	(2,759)	499
Project expenses	(211)	(352)	141	(427)	(642)	215
Segment total expenses	(1,762)	(2,091)	329	(3,464)	(4,210)	746
Loss before income taxes	$(1,249)	$(1,850)	$601	$(2,741)	$(3,834)	$1,093

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

Segment Revenue

We did not generate any significant sales of real estate and water assets in the three or six months ended June 30, 2015 or 2014.

Segment Expenses

Our total expenses remained consistent for both the three and six month periods year-over-year with overhead being the most significant cost reported during the periods. Overhead costs consisted primarily of salaries and benefits, professional fees, office rent and insurance. Such costs decreased during the three and six months primarily due to reductions in benefit expense.

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

Real Estate Operations

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenue and other income:
Sale of real estate	$54,726	$63,602	$(8,876)	$98,249	$89,223	$9,026
Other	60	49	11	217	194	23
Total revenue and other income	54,786	63,651	(8,865)	98,466	89,417	9,049

Costs and expenses:
Cost of real estate sold	(45,405)	(51,362)	5,957	(81,689)	(72,409)	(9,280)
Impairment loss on intangible and long-lived assets	(274)		(274)	(274)	(2,865)	2,591
Operating expenses	(10,828)	(11,468)	640	(22,003)	(19,599)	(2,404)
Segment total expenses	(56,507)	(62,830)	6,323	(103,966)	(94,873)	(9,093)
Income (loss) before income taxes	$(1,721)	$821	$(2,542)	$(5,500)	$(5,456)	$(44)

As of June 30, 2015, our businesses in the real estate operations segment were primarily conducted through our 57.2% owned subsidiaries UCP, Inc. and UCP, LLC, and its homebuilding and land development operations in California, Washington, North Carolina, South Carolina, and Tennessee.

During the three and six months ended June 30, 2015, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high home affordability, and improving employment.

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

Owned and Controlled Lots

The following tables present certain information with respect to our owned or controlled lots, which are pursuant to purchase or option contracts:

	As of June 30, 2015
	Owned	Controlled(1)	Total
West	4,089	578	4,667
Southeast	946	1,828	2,774
Total	5,035	2,406	7,441

	As of December 31, 2014
	Owned	Controlled(1)	Total
West	4,410	469	4,879
Southeast	1,033	456	1,489
Total	5,443	925	6,368
(1) Controlled lots are those subject to a purchase or option contract.

Our wholly-owned subsidiary, Bedrock Land Development, Inc. (“Bedrock”) also owns real estate in Fresno, California that is tentatively approved for the development of 167 lots. Bedrock is not a part of UCP’s operations.

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Lots sold	106	149	(43)	114	151	(37)
Homes sold	154	138	16	276	190	86
Average selling communities during the period	29	27	2	27	19	8

Revenue (in thousands)
Lot revenue - total	$1,920	$12,075	$(10,155)	$2,040	$12,249	$(10,209)
Lot revenue - per lot	$18	$81	$(63)	$18	$81	$(63)

Home revenue - total	$50,785	$50,009	$776	$93,421	$75,456	$17,965
Home revenue - per home	$330	$362	$(32)	$338	$397	$(59)

General contracting revenue	$2,021	$1,518	$503	$2,788	$1,518	$1,270

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$377	$2,955	$(2,578)	$492	$2,981	$(2,489)
Gross margin percentage - lots	19.6%	24.5%	(4.9)%	24.1%	24.3%	(0.2)%

Gross margin - homes	$8,665	$8,892	$(227)	$15,685	$13,440	$2,245
Gross margin percentage - homes	17.1%	17.8%	(0.7)%	16.8%	17.8%	(1.0)%

Gross margin total - lots and homes	$9,042	$11,847	$(2,805)	$16,177	$16,421	$(244)
Gross margin percentage total - lots and homes	17.2%	19.1%	(1.9)%	16.9%	18.7%	(1.8)%

In the following discussion, gross margin is defined as sale of real estate less cost of real estate sold, and gross margin percentage is defined as gross margin divided by sale of real estate.

Second Quarter Segment Revenue and Gross Margin

The year-over-year second quarter decrease in total segment revenue was primarily attributable to the following combination of factors:

•	an increase in the number of homes sold and an increase in the average number of selling communities;

•	a decrease in the average selling price (“ASP”) of homes sold which was primarily the result of increased deliveries at communities located in areas with lower home prices;

•	a decrease in the number of lots sold ; and

•	a significant decrease in the ASP of lots sold which was primarily the result of selling lots in markets with lower land values during the 2015 period.

The gross margin percentage of homes sold decreased slightly in the second quarter of 2015 as compared to 2014 primarily due to increased cost of sales. The increased cost of sales during the second quarter of 2015 over the second quarter of 2014 was primarily attributable a change in the mix of selling communities period over period, as our current portfolio of selling communities had a relatively higher cost basis than the homes we sold during 2014, including higher interest costs.

The gross margin percentage of lots sold in the second quarter of 2015 decreased as compared to the second quarter of 2014. The decrease was primarily due to increased cost of land development which was attributable to a higher cost basis in the lots we sold during the 2015 period.

Second quarter 2015 operating expenses decreased year-over-year as compared to second quarter 2014. The decrease is partially attributable to a decrease in RSU expense due to vesting of awards granted during the IPO in 2013. This was partially offset by an increase in sales and marketing related expenses, which were due to an increase in the number of homes delivered and an increase in the average number of selling communities for the three months ended June 30, 2015, as compared to the same period in 2014.

First Half Segment Revenue and Gross Margin

The increase in first half year-over-year total segment revenue was primarily attributable to the following combination of factors:

•	an increase in the number of homes sold which was attributable to several factors, including an increased number of selling communities and favorable sales pace at certain of those communities;

•	a decrease in the average selling price (“ASP”) of homes sold which was primarily the result of increased deliveries at communities located in areas with lower home prices;

•	a decrease in the number of lots sold ; and

•	a significant decrease in the ASP of lots sold which was primarily the result of selling lots in markets with lower land values during the 2015 period.

The gross margin percentage of homes sold in the first half of 2015 decreased from the first half of 2014 primarily due to increased cost of sales attributable to a change in the mix of selling communities as our current portfolio of selling communities had a relatively higher cost basis than the homes we sold during the 2014 period, including slightly higher interest costs.

The gross margin percentage of lots sold in the first half of 2015 did not materially change from the first half of 2014.

Operating expenses for the six months ended June 30, 2015 increased year-over year as compared to the six months ended June 30, 2014. This increase is partially attributable to an increase in sales and marketing related expenses due to an increase in the number of homes delivered and an increase in the average number of selling communities. These increases also led to an increase in the headcount of sales and marketing personnel and the related increase in payroll expenses.

Not part of the UCP results for the six months ended June 30, 2014, but included in our real estate segment results of operations was a $2.9 million impairment loss recorded on undeveloped property owned in California. There were no material impairment losses recorded in this segment during the six months ended June 30, 2015. However, if we continue to report operating losses, or if market conditions deteriorate, we could be required to record additional impairment losses on our real estate in future periods.

If we continue to report operating losses in the future, or if market conditions deteriorate, we could be required to record impairment losses on our real estate assets and goodwill.

Backlog

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at June 30, 2015 was $112.1 million as compared to a backlog of $39.7 million at June 30, 2014. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

Corporate

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenue:
Deferred compensation revenue	$99	$243	$(144)	$545	$547	$(2)
Impairment on investments	(20,696)		(20,696)	(20,696)		(20,696)
Other revenue	406	3,428	(3,022)	1,393	3,632	(2,239)
Total revenue (loss)	(20,191)	3,671	(23,862)	(18,758)	4,179	(22,937)

Costs and expenses:
Interest expense		(71)	71		(217)	217
Impairment loss on intangible and long-lived assets			—	(1,089)		(1,089)
Stock-based compensation expense	(500)	(954)	454	(984)	(1,912)	928
Deferred compensation expense	(417)	(415)	(2)	(996)	(1,014)	18
Foreign exchange gain (loss)	(124)	(16)	(108)	(176)	217	(393)
Other	(2,629)	(3,138)	509	(5,669)	(5,413)	(256)
Segment total expenses	(3,670)	(4,594)	924	(8,914)	(8,339)	(575)
Loss before income taxes	$(23,861)	$(923)	$(22,938)	$(27,672)	$(4,160)	$(23,512)

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

Segment Revenue

The year-over-year decrease in segment revenue was primarily due to the $20.7 million impairment loss on our investment in Mindjet recorded during the second quarter of 2015. Our remaining carrying value of debt and equity securities and notes receivable in Mindjet was approximately $4 million at June 30, 2015.

Segment Expenses

Segment costs and expenses in both comparative periods were mostly unchanged. Our stock-based compensation decreased in both periods as significant awards granted at a higher price during fiscal year 2010 were completely expensed by the end of 2014. Stock-based compensation recorded during 2015 reflects the Company’s program of granting smaller more frequent awards which has resulted, in part, in lower stock-based compensation expense comparatively.

Stock-based compensation expense is calculated based on the closing price of PICO common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of June 30, 2015, there was $4.7 million of unrecognized stock-based compensation expense, which we expect to record ratably until the awards are fully vested.

We recorded an impairment loss within our oil and gas operations during the first six months of 2015 with no corresponding loss in the first six months of 2014. The impairment loss related to costs incurred in the first quarter of 2015 for drilling a well on certain mineral leases owned by Mendell in the Wattenburg Field. We completed an impairment analysis that was based on current pricing of crude oil and gas, estimated oil and gas reserves, and ongoing expenses for the well. Based on these assumptions, we determined that the capitalized costs of the well would not be recovered from the wells estimated future cash flows. This well has not been completed and is not yet producing. We expect to complete the well in 2015. On completion of this well, we will have secured by production our existing lease acreage in the Wattenburg Field and will have no commitment to drill any additional wells given the market prices of oil and gas commodities. It is reasonably possible that we will record additional operating and impairment losses in the future on our producing wells and the oil and gas well being completed during 2015.

It is reasonably possible given the volatile nature of software and biopharmaceutical businesses that circumstances may change in the future which could require us to record additional impairment losses on our investments in small businesses included in this segment.

Discontinued Agribusiness Operations

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Change	2015	2014	Change
Revenue and other income (loss):
Sales of canola oil and meal	$33,234	$48,960	$(15,726)	$72,667	$83,819	$(11,152)
Other	39	957	(918)	(68)	965	(1,033)
Total revenue and other income	33,273	49,917	(16,644)	72,599	84,784	(12,185)

Cost of goods sold:
Cost of canola oil and meal sold	(32,601)	(36,190)	3,589	(71,025)	(65,182)	(5,843)
Depreciation	(2,392)	(2,063)	(329)	(4,342)	(4,126)	(216)
Other direct costs of production	(2,264)	(2,636)	372	(4,784)	(5,754)	970
Total cost of goods sold	(37,257)	(40,889)	3,632	(80,151)	(75,062)	(5,089)

Depreciation	(49)	(37)	(12)	(95)	(73)	(22)
Impairment loss on intangible and long-lived assets				(1,875)		(1,875)
Interest	(1,392)	(1,326)	(66)	(2,830)	(2,653)	(177)
Plant costs and overhead	(3,388)	(3,214)	(174)	(6,943)	(6,737)	(206)
Segment total expenses	(42,086)	(45,466)	3,380	(91,894)	(84,525)	(7,369)
Income (loss) before income taxes	$(8,813)	$4,451	$(13,264)	$(19,295)	$259	$(19,554)

We completed a sale of our agribusiness operations on July 31, 2015 and as a result, we no longer operate an agribusiness segment as of that date. We have classified our agribusiness operations as a discontinued operation in the accompanying condensed consolidated financial statements. Results from the operations during the one month ended July 31, 2015 will be reported along with certain transaction costs in our third quarter Form 10-Q. We expect to report operating losses in our discontinued operation through such closing date of the sale. Additionally, any future adjustments to the sale price, including resolution of possible indemnification obligations above our initial expectations, and any other costs and expenses incurred in connection with the disposition of the business will be reported within our discontinued agribusiness operations.

Segment Revenue and Gross Margin

The year-over-year decrease in canola meal and oil revenue for the six months ended June 30, 2015 was the result of year-over-year decrease of 25% in average sales price per unit, which was partially offset by a 14% increase in sales volume. The year-over-year decrease in canola oil and meal revenue for the second quarter was the result of a year-over-year decrease in sales volume of 9%, combined with a 28% decrease in the average sales price per unit.

Our year-over-year gross margin, which is sales of canola oil and meal less total cost of goods sold, decreased by $16.2 million to a loss of $7.5 million for the six months ended June 30, 2015 from a gross margin of $8.8 million for the six months ended June 30, 2014. The decline in our gross margin was primarily due to a $23.7 million unfavorable sales price variance resulting from declines in our average sales price per unit. This decrease was partially offset by a $4.1 million favorable variance in the cost of canola seed purchased and a $3.5 million favorable variance due to increases in units sold. Our year-over-year gross margin for the second quarter of 2015 decreased $12.1 million to a loss of $4 million from a gross margin of $8.1 million in the second quarter of 2014 primarily due to a $12.5 million unfavorable sales price variance from decreases in our average sales price per unit.

We managed our discontinued canola seed crushing operations by reference to the crush margin, which is sales of canola oil and meal less cost of canola oil and meal sold. Our crush margin decreased by $17 million to $1.6 million in the first six months of 2015 from $18.6 million in the first six months of 2014. Our crush margin decreased by $12.1 million to $633,000 in the second quarter of 2015 from $12.8 million in the second quarter of 2014.

The year-over-year decline in both the gross margin and crush margin for the six months ended June 30, 2015 and the second quarter of 2015 was due to the significant decline in the canola board crush margin (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the quoted market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the U.S. dollar). The average board crush margin was $119 per ton for the first six months of 2015 as compared to $236 per ton for the first six months of 2014 and $111 per ton for the second quarter of 2015 as compared to $233 per ton for the second quarter of 2014. Canola board crush margins have continued to decline from those experienced in the first quarter of 2015 and remain at historically low levels. The poor second quarter crush margin environment was further exacerbated by decreased daily crush rates as our average volume of tons crushed per day was 914 in the second quarter of 2015 as compared to 1,070 tons per day in the second quarter of 2014.

Liquidity and Capital Resources — Six Months Ended June 30, 2015 and 2014

Cash Flow

Our assets primarily consist of real estate and tangible and intangible water assets, property, plant and equipment, cash and cash equivalents, and investments in publicly-traded securities. Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at June 30, 2015 were as follows:

•	our water resource and water storage operations held cash of $207,000:
•	our real estate operations segment held cash of $38 million;
•
our corporate segment held cash of $6.1 million and marketable equity and debt securities with a market value of $18.2 million and $5.9 million, respectively. Included in those totals are $1.3 million in cash, $16.9 million in equities, and $5.9 million in debt securities that are held in deferred compensation rabbi trusts accounts that will be used to pay the related and offsetting deferred compensation liabilities although such assets could be used to pay creditors if needed; and

•	our discontinued agribusiness operations segment held cash of $300,000 (excluding a $5 million debt service reserve).

Our primary sources of funds include existing cash, the sale of tangible and intangible water resource assets, loans and debt or equity offerings, and sales of our businesses. We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings. However, debt covenants and restrictions in UCP limit us from transferring cash from those operations for use elsewhere in our Company. Consequently, cash flows from the majority of our real estate operations are restricted for use in that operation.

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

UCP has outstanding $75 million of 8.5% senior notes due in 2017 (the “Notes”). The net proceeds from the offering were approximately $72.5 million. Interest is payable quarterly at 8.5% per annum on the principal amount. The Notes are guaranteed on an unsecured senior basis by UCP and each of its subsidiaries.

Certain of our debt agreements in our real estate operations contain various significant financial covenants, each of which we were in compliance with at June 30, 2015 as follows:

1) Certain of our real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require us to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, we may be required to make principal payments in order to maintain the required loan-to-value ratios. As of June 30, 2015, the lenders have not requested, and we have not obtained, any such appraisals.

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

Discontinued Agribusiness Operations

On July 31, 2015 we closed on the sale of our agribusiness operations. After repayment of $80.9 million of outstanding debt and approximately $5.9 million in selling and other related costs of the transaction, we received net proceeds of $18.4 million. From these net proceeds we were required to deposit $10.2 million in two separate escrow accounts. We deposited $6 million in escrow to secure general indemnification obligations, with any balance remaining after payment of indemnification claims released 18 months from the closing date of the sale, and we deposited $4.2 million in escrow for specified operational matters (the “operational escrow”). After the required escrow deposits and including cash that was left in the business and not part of the sale, we have $12.4 million in unrestricted and available cash immediately following the sale as follows (in thousands):

Gross sales price	$105,293
Less debt repayment	(80,941)
24,352
Selling and other costs	(5,949)
Net proceeds	18,403
Operational Escrow	(10,225)
8,178
Cash in the business not part of the sale	4,218
Total unrestricted and available cash	$12,396

Specified amounts of the operational escrow relate to proposed amendments to two environmental permits that are in process, but were not received prior to the closing of the sale. The first matter related to certain waste water issues assessed at a value of $1.8 million and the second matter related to air quality issues assessed at a value of $2.4 million. In the event that one or both permit amendments are not approved by the relevant regulatory authorities, the assessed value in the operations escrow for any such non-approved amendment will be paid to CHS in satisfaction of the matter. In the event that one or both of the amendments are approved, the entire assessed value will be released to us. We anticipate resolution of these matters within six months from the date of sale.

We have also guaranteed up to $8 million for any indemnification claims in excess of the $6 million escrow pursuant to the terms of a guaranty agreement by and between us and CHS, which was executed at the closing. This guaranty will remain in force for five years from the date of sale.

Corporate

Our corporate segment generates a modest amount of cash flow from the sale of oil and gas production from our wells in Colorado and to a lesser extent, from a portfolio of small-capitalization value stocks publicly traded in Switzerland and in the U.S.

We anticipate making an additional $2.6 million investment into our oil and gas operations during the third quarter of 2015 which will be used to pay drilling costs and certain accrued production taxes, royalties, and other operating costs. Including such $2.6 million, we will have approximately $11 million of capital invested, and a net carrying value of $3.8 million in our oil and gas operations. Due to the depressed prices of oil and gas, we recorded an impairment loss on our oil and gas assets during the six months ended June 30, 2015. It is reasonably possible that we will continue reporting operating, and impairment losses from our oil and gas operations until oil and gas prices sufficiently rebound.

Consolidated Cash and Securities

At June 30, 2015, we had unrestricted and available cash of $5 million and available-for-sale debt and equity securities of $1.3 million, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segments. At December 31, 2014, we had unrestricted and available cash of $14.4 million and available-for-sale debt and equity securities of $10.7 million.

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

Cash Flow

The following is a summary of our operating and investing cash flows from continuing operations, and our financing cash flows from all operations (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$(34,571)	$(58,341)
Investing activities	3,748	(13,648)
Financing activities	21,386	(3,540)
Effect of exchange rates on cash		(105)
Decrease in cash and cash equivalents	$(9,437)	$(75,634)

Cash Flows From Operating Activities

Our operating activities from continuing operations used $34.6 million in cash during the first six months of 2015. The principal operating cash outflows were $104 million used to acquire and develop real estate and residential lots and housing. We also used $30.6 million for overhead and various project expenses. Our cash inflows were $98.4 million in sales of residential real estate and lots.

Our operating activities from continuing operations used $58.3 million in cash during the first six months of 2014. The principal operating cash outflows were $128.4 million used to acquire and develop real estate and residential lots and housing, and $29.8 million in overhead and various project expenses. Our primary positive cash inflow was $89.1 million in sales of residential real estate and lots, and $5.4 million from realized gains on investments and sales of oil and gas.

Cash Flows From Investing Activities

Our investing activities from continuing operations provided $3.7 million of cash in the first six months of 2015. The primary uses of cash were $1.6 million used to purchase various property and equipment and $1.3 million used to purchase debt and equity securities. The uses of cash were offset by $6.6 million received from the sale of debt and equity securities.

Our investing activities from continuing operations used $13.6 million of cash in the first six months of 2014. The primary use of cash was $14 million used in the acquisition of the assets of Citizens, $8.6 million in cash used to purchase additional debt and equity securities, and $3.4 million used to purchase property, plant, and equipment primarily in our oil and gas venture. These uses were offset by cash of $12.3 million provided by the sale of debt and equity securities.

Cash Flows From Financing Activities

Financing activities, including discontinued agribusiness operations, provided cash of $21.4 million during the first six months of 2015, primarily due to cash proceeds of $71.2 million from our debt arrangements including $12.1 million from our working capital line of credit within our discontinued agribusiness operations and $59.2 million used primarily to fund the acquisition and development of our real estate projects. These uses of cash were offset by repayments of debt of $49.4 million including $35.2 million of mortgage debt repaid when certain real estate properties were sold and $14.2 million paid on debt arrangements in our discontinued agribusiness operations.

Financing activities from our operations, including discontinued agribusiness operations, used $3.5 million of cash during the first six months of 2014, primarily due to repayment of $53.6 million of our debt including $17.5 million of our Swiss debt, $3.4 million paid on our senior secured loan facility, $12 million on our working capital line of credit, and $21.1 million of mortgage debt repaid when certain real estate properties were sold. These cash outflows were offset by cash proceeds of $50.7 million from our debt arrangements, including $11.6 million drawn on our working capital line of credit to fund purchases of canola seed and operating expenses in our discontinued agribusiness operations, and $37 million in debt used to fund the acquisition and development of our real estate projects.

Our outstanding debt held by our continuing operations at June 30, 2015 was $159.5 million in mortgage notes on real estate and real estate development, substantially all of which are non-recourse. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements, other than those disclosed in this Form 10-Q, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our balance sheet includes a significant amount of assets and liabilities whose fair value is subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to debt securities, equity price risk as it relates to marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The estimated fair value of our debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which we could borrow, which are level 3 inputs in the fair value hierarchy.

At June 30, 2015, we had $5.9 million of marketable debt securities and $18.2 million of marketable equity securities, $1.9 million of which were denominated in foreign currencies, primarily Swiss Francs and New Zealand dollars, which were subject to market risk. At December 31, 2014, we had $6.4 million of debt securities and $22 million of marketable equity securities, $5.4 million of which were denominated in foreign currencies, primarily Swiss Francs and New Zealand dollars, which were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At June 30, 2015 and 2014, the model calculated a loss in fair value of $153,000 and $190,000, respectively. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at June 30, 2015 and 2014 of $3.6 million and $7.3 million, respectively, which would reduce the unrealized appreciation in shareholders’ equity. The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss at June 30, 2015 and 2014 of $372,000 and $3.3 million, respectively, which would impact the foreign currency translation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* General economic conditions could have a material adverse effect on our financial results, financial condition and our ability to grow our businesses.

All of our businesses are sensitive to general economic conditions, whether internationally, nationally, or locally, as well as international economic conditions. General poor economic conditions and the resulting effect of non-existent or slow rates of growth in the markets in which we operate could have a material adverse effect on the demand for both our real estate and water assets. These poor economic conditions include higher unemployment, inflation, deflation, decreases in consumer demand, changes in buying patterns, a weakened dollar, higher consumer debt levels, higher tax rates and other changes in tax laws or other economic factors that may affect commercial and residential real estate development.

Specifically, high national or regional unemployment may arrest or delay any significant recovery of the residential real estate markets in which we operate, which could adversely affect the demand for our real estate and water assets. Any prolonged lack of demand for our real estate and water assets could have a significant adverse effect on our revenues, results of operations, and cash flows.

* Our future revenue is uncertain and depends on a number of factors that may make our revenue, profitability and cash flows volatile.

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of June 30, 2015, the total cost of the pipeline project, including our water credits, (net of impairment losses incurred to date) carried on our balance sheet is approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of June 30, 2015, we had federal and state net operating loss carryforwards of approximately $161.1 million and $204.2 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

Our acquisitions of and investments in non-U.S. companies subject us to additional market, liquidity, tax and foreign exchange risks which could affect the value of our stock.

We have acquired, and may continue to acquire, businesses and securities in non-U.S. public companies and other assets or businesses not located in the U.S. Typically, these non-U.S. securities are not registered with the SEC and regulation of these companies is under the jurisdiction of the relevant non-U.S. country. The respective non-U.S. regulatory regime may limit our ability to obtain timely and comprehensive financial information for the non-U.S. companies in which we have invested. In addition, if a non-U.S. company in which we invest were to take actions which could be deleterious to its shareholders, non-U.S. legal systems may make it difficult or time-consuming for us to challenge such actions. These factors may affect our ability to acquire controlling stakes, or to dispose of our non-U.S. investments, or to realize the full fair value of our non-U.S. investments. In addition, investments in non-U.S. countries may give rise to complex cross-border tax issues. We aim to manage our tax affairs efficiently, but given the complexity of dealing with U.S. and non-U.S. tax jurisdictions, we may have to pay tax in both the U.S. and in non-U.S. countries, and we may be unable to offset any U.S. tax liabilities with non-U.S. tax credits. If we are unable to manage our non-U.S. tax issues efficiently, our financial condition and the results of operations and cash flows could be adversely affected. In addition, our base currency is United States dollars. Accordingly, we are subject to foreign exchange risk through our acquisitions of stocks in non-U.S. public companies.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

See Note 6 “Debt” in Notes to Condensed Consolidated Financial Statements for a discussion of working capital restrictions and other limitations upon the payment of dividends, which information is incorporated by reference into this Item 2 of Part II.

Item 3: Defaults Upon Senior Securities

None.

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3(i)	Amended and Restated Articles of Incorporation of PICO. (1)
3(ii)	Amended and Restated By-laws of PICO. (2)
4.1	Indenture, dated October 21, 2014, among UCP, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee. (3)
10.1	Waiver and Eleventh Amendment to Credit Agreement dated June 29, 2015, by and among PICO Northstar Hallock, LLC, PICO Northstar, LLC, ING Capital, LLC and other lenders. (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q (No. 033-36383) filed with the Securities and Exchange Commission on November 7, 2007.
(2)	Incorporated by reference to the Current Report on Form 8-K (No. 033-36383) filed with the Securities and Exchange Commission on May 19, 2009.
(3)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014.
(4)	Incorporated by reference to Form 8-K filed with the SEC on June 6, 2015.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	August 10, 2015	By: /s/ Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer and Authorized Signatory)