Form 10-Q
period 2015-09-30
PICO HOLDINGS INC /NEW
filed 2015-11-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

On November 2, 2015, the registrant had 23,017,041 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Nine Months Ended September 30, 2015

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$40,154	$62,677
Investments ($22,949 and $28,370 measured at fair value at September 30, 2015 and December 31, 2014, respectively)	26,431	55,671
Real estate and tangible water assets, net	447,180	386,350
Property, plant and equipment, net of $5,487 and $4,742 of accumulated depreciation at September 30, 2015, and December 31, 2014, respectively	4,715	4,224
Intangible assets, net	126,835	126,612
Other assets	16,483	16,356
Assets held-for-sale	14,028	152,554
Total assets	$675,826	$804,444

Liabilities and shareholders’ equity
Debt	$170,150	$135,451
Accounts payable and accrued expenses	35,991	24,591
Deferred compensation	25,461	24,584
Other liabilities	11,804	13,685
Liabilities held-for-sale	1,058	94,588
Total liabilities	244,464	292,899

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 23,095 issued and 23,017 outstanding at September 30, 2015, and 23,083 issued and 23,005 outstanding at December 31, 2014	23	23
Additional paid-in capital	493,830	491,662
Accumulated deficit	(150,195)	(69,508)
Accumulated other comprehensive income	4,927	4,717
Treasury stock, at cost (common shares: 78 at September 30, 2015 and December 31, 2014)	(1,413)	(1,413)
Total PICO Holdings, Inc. shareholders’ equity	347,172	425,481
Noncontrolling interest in subsidiaries	84,190	86,064
Total equity	431,362	511,545
Total liabilities and equity	$675,826	$804,444

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues and other income:
Sale of real estate and water assets	$77,044	$56,742	$175,718	$146,168
Impairment on investments			(20,696)
Other income	1,047	2,416	3,501	6,963
Total revenues and other income	78,091	59,158	158,523	153,131

Cost of sales:
Cost of real estate and water assets sold	60,626	46,604	142,566	119,260

Expenses:
Operating and other costs	14,986	16,649	47,034	47,320
Impairment loss on intangible and long-lived assets	727		2,090	2,865
Depreciation and amortization	653	894	1,649	2,126
Total cost of sales and expenses	76,992	64,147	193,339	171,571
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates	1,099	(4,989)	(34,816)	(18,440)
Provision (benefit) for federal, foreign, and state income taxes	22	(179)	(2,949)	(535)
Equity in loss of unconsolidated affiliate	(1,942)	(410)	(3,422)	(1,569)
Loss from continuing operations	(865)	(5,220)	(35,289)	(19,474)
Loss from discontinued agribusiness operations, net of tax	(10,225)	(5,221)	(29,520)	(4,962)
Loss on sale of discontinued agribusiness operations, net of tax	(1,348)		(18,251)
Net loss from discontinued agribusiness operations, net of tax	(11,573)	(5,221)	(47,771)	(4,962)
Net loss	(12,438)	(10,441)	(83,060)	(24,436)
Net (income) loss attributable to noncontrolling interests	(1,654)	504	2,373	3,091
Net loss attributable to PICO Holdings, Inc.	$(14,092)	$(9,937)	$(80,687)	$(21,345)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Other comprehensive income (loss):
Net loss	$(12,438)	$(10,441)	$(83,060)	$(24,436)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	12	(767)	295	(337)
Foreign currency translation	(48)	247	(85)	245
Total other comprehensive income (loss), net of tax	(36)	(520)	210	(92)
Comprehensive loss	(12,474)	(10,961)	(82,850)	(24,528)
Comprehensive (income) loss attributable to noncontrolling interests	(1,654)	504	2,373	3,091
Comprehensive loss attributable to PICO Holdings, Inc.	$(14,128)	$(10,457)	$(80,477)	$(21,437)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.11)	$(0.24)	$(1.51)	$(0.75)
Loss from discontinued agribusiness operations	(0.50)	(0.20)	(2.00)	(0.19)
Net loss per common share – basic and diluted	$(0.61)	$(0.44)	$(3.51)	$(0.94)
Weighted average shares outstanding	23,017	22,770	23,010	22,757

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Shareholders’ Equity - Unaudited
Nine Months Ended September 30, 2015 and 2014
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2015	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545
Stock-based compensation expense			2,379					674	3,053
Exercise of restricted stock units	12
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(211)					(159)	(370)
Distribution to noncontrolling interest								(16)	(16)
Net loss				(80,687)				(2,373)	(83,060)
Unrealized loss on investments, net of deferred income tax of $159 and reclassification adjustments of $581					295				295
Foreign currency translation					(85)				(85)
Ending balance, September 30, 2015	23,095	$23	$493,830	$(150,195)	$4,927	78	$(1,413)	$84,190	$431,362

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2014	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845
Stock-based compensation expense			4,273					1,540	5,813
Sale of treasury stock						(10)	223		223
Exercise of restricted stock units	15
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(800)					(817)	(1,617)
Net loss				(21,345)				(3,091)	(24,436)
Unrealized gain on investments, net of deferred income tax of $186 and reclassification adjustments of $1,813					(337)				(337)
Foreign currency translation					245				245
Ending balance, September 30, 2014	25,836	$26	$549,780	$(38,428)	$140	3,063	$(56,370)	$89,588	$544,736

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Cash used in operating activities - continuing operations	$(58,060)	$(80,271)
Cash used in operating activities - discontinued agribusiness operations	(17,462)	(2,228)
Net cash used in operating activities	(75,522)	(82,499)

Investing activities:
Purchases of investments	(1,782)	(9,995)
Proceeds from sale of investments	7,055	21,954
Proceeds from maturity of investments	1,343
Purchases of property, plant and equipment	(1,999)	(3,806)
Cash used in the acquisition of consolidated subsidiaries		(14,006)
Other investing activities, net	79	(209)
Cash provided by (used in) investing activities - continuing operations	4,696	(6,062)
Cash provided by (used in) investing activities - discontinued agribusiness operations	100,098	(4,919)
Net cash provided by (used in) investing activities	104,794	(10,981)

Financing activities:
Repayment of debt	(174,533)	(75,218)
Payment of withholding taxes on exercise of restricted stock units	(370)	(1,619)
Debt issuance costs	(698)
Proceeds from debt	125,294	86,583
Proceeds from the sale of treasury stock		223
Distribution to noncontrolling interests	(16)
Cash provided by (used in) financing activities	(50,323)	9,969

Effect of exchange rate changes on cash		1,621
Decrease in cash and cash equivalents	(21,051)	(81,890)
Cash and cash equivalents, beginning of the period	62,978	138,039
Cash and cash equivalents, end of the period	41,927	56,149
Less cash and cash equivalents of discontinued agribusiness operations at the end of the period	1,773	482
Cash and cash equivalents of continuing operations, end of the period	$40,154	$55,667

Supplemental cash flow information:
Refunds of federal, foreign, and state income taxes	$(72)	$(1,991)
Interest paid, net of amounts capitalized (primarily in discontinued agribusiness operations)	$3,295	$3,604
Non-cash investing and financing activities:
Unpaid liability incurred for development costs	$1,332
Issuance of common stock for vested restricted stock units	$680	$4,349
Fair value of assets acquired in Citizens acquisition		$20,259
Cash paid for acquisition of consolidated subsidiaries		$(14,006)
Contingent consideration and liabilities assumed in Citizens acquisition		$6,253

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

Discontinued Agribusiness Operations:

On July 13, 2015, the Company entered into an agreement with CHS Inc. (“CHS”), pursuant to which the Company sold substantially all of the assets used in its agribusiness segment. The sale closed on July 31, 2015. As a result of the transaction, the assets and liabilities of the Company’s agribusiness segment qualified as held-for-sale and have been classified as discontinued agribusiness operations in the accompanying condensed consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the agribusiness segment as discontinued agribusiness operations. The Company recorded a loss on sale of discontinued agribusiness operations of $18.3 million during the nine months ended September 30, 2015. See Note 11 “Discontinued Agribusiness Operations” for additional information.

2. Real Estate and Tangible Water Assets

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Real estate and improvements held and used, net of accumulated depreciation of $11,558 and $10,899 at September 30, 2015 and December 31, 2014, respectively	$9,914	$10,574
Residential real estate and home construction inventories	384,748	322,938
Other real estate inventories completed or under development	10,000	10,308
Tangible water assets	42,518	42,530
Total real estate and tangible water assets	$447,180	$386,350

Amortization of real estate improvements was approximately $219,000 for each of the three months ended September 30, 2015 and 2014, and was approximately $659,000 for each of the nine months ended September 30, 2015 and 2014.

Impairment Losses for the Nine Months Ended September 30, 2015:

There were no material impairment losses recognized on real estate and tangible water assets during the nine months ended September 30, 2015.

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

3. Intangible Assets

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets within its water resource and water storage operations segment (in thousands):

	September 30, 2015	December 31, 2014
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	24,831	24,804
Other, net of accumulated amortization	18,107	17,911
Total intangible assets	$126,835	$126,612

Impairment Losses for the Nine Months Ended September 30, 2015:

There were no impairment losses recognized on intangible assets during the nine months ended September 30, 2015.

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

4. Investments

The cost and carrying value of available-for-sale investments were as follows (in thousands):

September 30, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,608	$42	$(95)	$4,555
Marketable equity securities	10,545	7,988	(139)	18,394
Total available-for-sale investments	$15,153	$8,030	$(234)	$22,949

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,909	$198	$(65)	$9,042
Marketable equity securities	14,780	7,335	(125)	21,990
Total available-for-sale investments	$23,689	$7,533	$(190)	$31,032

There were no investments that had a material unrealized loss position as of September 30, 2015 or December 31, 2014.

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	September 30, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$162	$161	$3,786	$3,958
Due after one year through five years	2,689	2,617	3,310	3,255
Due after five years	1,757	1,777	1,813	1,829
Total	$4,608	$4,555	$8,909	$9,042

Debt Securities

The Company owns corporate bonds and other debt securities, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At September 30, 2015, and December 31, 2014, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three and nine months ended September 30, 2015 and 2014.

Marketable Equity Securities

The Company’s investment in marketable equity securities was $18.4 million at September 30, 2015, and principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets. At September 30, 2015, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the loss on those securities was normal market volatility. No material impairment losses were recorded during the three and nine months ended September 30, 2015 and 2014.

Other Investments

The Company owned the following investments that are not classified as available-for-sale (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Voting Interest	Carrying Value	Voting Interest
Investment in Synthonics	$2,170	18.3%	$2,170	19.6%

Investment in Mindjet:
Investment in common stock	$—	19.3%	$6,611	15.0%
Investment in preferred stock	1,312	—%	15,858	13.4%
	$1,312	19.3%	$22,469	28.4%
Total	$3,482		$24,639

Investment in Synthonics:

Synthonics, Inc. (“Synthonics”) is a private company co-founded by a member of the Company’s board of directors. The Company’s investment consists of preferred shares as discussed in Note 9 “Related-Party Transactions.”

Investment in Mindjet:

During the three months ended September 30, 2015, Mindjet, Inc. (“Mindjet”) raised additional capital from existing shareholders. The Company elected not to participate in the offering and as a result, the Company’s existing investment in preferred stock was converted to common stock at five shares of preferred stock for one share of common stock, and the Company’s investment in convertible debt was converted into nonvoting preferred stock resulting in a decline in the Company’s voting ownership to 19.3%. In addition, the Company lost its right to a board seat. Given the current voting interest and loss of board representation, the Company determined it no longer had significant influence over the operating and financial policies of Mindjet and therefore discontinued the equity method of accounting during the third quarter of 2015. The remaining investment was held at cost at September 30, 2015. At September 30, 2015 the Company’s total carrying value in Mindjet was $2.2 million, comprised of $1.3 million in preferred stock and a note receivable of $851,000 that is expected to be converted into additional preferred stock during the fourth quarter of 2015.

The Company had previously accounted for the investment in common stock using the equity method of accounting, which resulted in recording a loss of $1.9 million and $3.4 million in the condensed consolidated statement of operations and comprehensive income or loss for the three and nine months ended September 30, 2015, respectively, and a loss of $410,000 and $1.6 million for the three and nine months ended September 30, 2014, respectively. The Company’s share of the losses reported by Mindjet during the third quarter of 2015 were allocated to the carrying value of the common stock investment until it reached zero, and then to the preferred stock and convertible debt.

During the nine months ended September 30, 2015, the Company recorded a $20.7 million impairment loss on the investment in Mindjet common and preferred shares as the estimated fair value was less than the carrying value due to significantly increased, and continuing operating losses and resulting liquidity issues, actual financial results significantly less than projections, and decreased market conditions that have adversely affected the value of Mindjet. Such loss was recorded in impairment on investments in the condensed consolidated statement of operations and comprehensive income or loss. The fair value of the investment in Mindjet was based on an analysis of the financial and operational aspects of the company, including consideration of business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company. Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of debt and equity issued by Mindjet in order to reflect differences in value due to differing liquidation preferences, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were determined using revenue multiples that included assumptions regarding an entity’s assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

It is reasonably possible that the Company’s ownership percentage in Mindjet will continue to decline as other shareholders fund the ongoing operations with additional equity capital and upon conversion of notes in the fourth quarter of 2015. The Company does not anticipate investing any additional capital into Mindjet.

The carrying value of the Company’s investment in Mindjet is subject to impairment testing at each reporting period, or more frequently if facts and circumstances indicate the investment may be impaired. It is reasonably possible that circumstances may continue to deteriorate which could require the Company to record additional impairment losses on the remaining investment balances.

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

5. Disclosures About Fair Value

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. During the year ended December 31, 2014, $5.6 million in equity securities were transferred from Level 1 to Level 2 as a result of low trading volume and a wide bid/ask spread. There were no significant transfers from Level 2 to Level 1 during the year ended December 31, 2014. There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

At September 30, 2015 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2015
Assets
Available-for-sale equity securities (1)	$10,479	$7,915		$18,394
Available-for-sale debt securities (1)	$4,555			$4,555
Liabilities
Contingent Consideration (2)			$2,707	$2,707

At December 31, 2014 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Available-for-sale equity securities (1)	$10,892	$11,098		$21,990
Available-for-sale debt securities (1)	$6,380			$6,380
Liabilities
Contingent Consideration (2)			$3,902	$3,902

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

(2) Included in this caption is the contingent consideration that the Company entered into as part of the acquisition of Citizens Homes, Inc. (“Citizens”). The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon achievement of various pre-tax net income performance milestones of the new business (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance, except for the sixth payout calculation, which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between zero and $6 million. The estimated fair value of the contingent consideration was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model. The fair value of the contingent consideration was then estimated as the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period. The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs. Key assumptions include: (1) forecasted adjusted net income over the contingent consideration period, (2) risk-adjusted discount rate reflecting the risk inherent in the forecasted adjusted net income, (3) risk-free interest rates, (4) volatility of adjusted net income, and (5) UCP’s credit spread. The risk adjusted discount rate for adjusted net income was 13.4% plus the applicable risk-free rate resulting in a combined discount rate ranging from 13.2% to 14.1% over the contingent consideration period. The volatility rate of 21.3% and a credit spread of 10.7% were applied to forecast adjusted net income over the contingent consideration period. The change in estimated fair value of the contingent consideration was $1.2 million for the nine months ended September 30, 2015.

Non-Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

The following tables set forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the nine months ended September 30, 2015, and for the year ended December 31, 2014, by level within the fair value hierarchy.

Nine Months Ended September 30, 2015 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Oil and gas wells (1)			$2,542	$(1,816)
Real estate and development costs (2)			$3,400	$(274)
Real estate and development costs (3)			$1,326	$(1,875)
Investment in unconsolidated affiliate (4)			$2,163	$(20,696)

(1) During the nine months ended September 30, 2015, the Company recorded an impairment loss to write down the value of capitalized development costs related to its oil and gas wells. The estimated fair value of the wells was determined using a discounted cash flow model. The loss was reported in the condensed consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the corporate segment.

(2) The Company had a non-recurring fair value measurement for real estate and capitalized development costs that resulted in an impairment loss. The loss was reported in the condensed consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate segment.

(3) The Company had a non-recurring fair value measurement for real estate and capitalized development costs that resulted in an impairment loss. The loss was reported in the condensed consolidated statement of operations and comprehensive income or loss within loss from discontinued agribusiness operations, net of tax and was included in the results of operations of the discontinued agribusiness segment.

(4) The Company had a non-recurring fair value measurement on its investment in Mindjet that resulted in an impairment loss discussed in Note 4 “Investments.”

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

(3) Due to the significant decline in crude oil prices during the fourth quarter of 2014, the Company completed an impairment analysis of the oil and gas wells using a discounted cash flow model. Based on the analysis, the Company wrote down the carrying value of oil wells capitalized to their estimated fair value, resulting in an impairment loss for the year ended December 31, 2014.

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

As of September 30, 2015 and December 31, 2014, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt was based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are Level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated on a recurring basis.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates equity securities	$3,482	$7,986	$18,028	$18,028
Investments in unconsolidated affiliates debt securities			$2,662	$7,964

Financial liabilities:
Debt	$170,150	$176,264	$135,451	$150,143

6. Debt

The following table details the Company’s outstanding debt (in thousands):

	September 30, 2015	December 31, 2014
No stated interest, payments through 2017	$1,935
3% to 4.75% payments through 2017	82,308	$52,379
5% to 5.5% payments through 2017	5,633	6,918
8% payments through 2018	4,000
Senior Notes: 8.5% payments through 2017	74,670	74,550
10% payments through 2017	1,604	1,604
Total debt	$170,150	$135,451

Debt Provisions, Restrictions, and Covenants on Real Estate Debt:

Certain of UCP’s debt agreements contain various significant financial covenants, each of which UCP was in compliance with at September 30, 2015, as follows.

1) Certain of UCP’s real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require UCP to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, UCP may be required to make principal payments in order to maintain the required loan-to-value ratios. As of September 30, 2015, the lenders have not requested and UCP has not obtained any such appraisals.

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

Additionally, the senior notes require UCP to maintain the following significant covenants, each of which UCP was in compliance with at September 30, 2015.

1)
Minimum Unlevered Asset Pool: UCP must maintain $50 million of consolidated tangible assets not subject to liens securing indebtedness. At September 30, 2015, UCP’s consolidated tangible assets not subject to liens securing indebtedness was $167.1 million.

2)	Minimum Net Worth: UCP must maintain a minimum net worth of $175 million. At September 30, 2015, UCP’s minimum net worth was $236.1 million.

3)	Minimum Liquidity: UCP must maintain a minimum of $15 million of unrestricted cash and/or cash equivalents. At September 30, 2015, UCP’s unrestricted cash and/or cash equivalents was $22.6 million.

4)	Decrease in Consolidated Tangible Assets: UCP may not permit decreases in the amount of consolidated tangible assets by more than:

a) $25 million in any fiscal year. For the nine months ended September 30, 2015, UCP’s consolidated tangible assets increased $42.6 million.

b) $50 million at any time. Since October 21, 2014, UCP’s consolidated tangible assets increased $112.5 million.

Other:

As of September 30, 2015, the Company had approximately $92.1 million of unused loan commitments within the real estate operations. As of December 31, 2014, the Company had approximately $87.3 million of unused loan commitments within the real estate operations.

The Company capitalized $3.1 million and $8.5 million of interest during the three and nine months ended September 30, 2015, respectively, and $701,000 and $1.6 million of interest during the three and nine months ended September 30, 2014, respectively, related to construction and real estate development costs.

7. Commitments and Contingencies

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings.

The Company is subject to various litigation matters that arise in the ordinary course of its business. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such, are not meaningful indicators of the potential liability. The Company regularly reviews contingencies to determine the adequacy of accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

Whether any losses finally determined in any claim, action, investigation, or proceeding could reasonably have a material effect on the Company’s business, financial condition, results of operations, or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on the Company’s condensed consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

Lease Commitments

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $511,000 and $1.7 million for the three and nine months ended September 30, 2015, respectively, and was $441,000 and $1.3 million for the three and nine months ended September 30, 2014, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2015	$400
2016	1,547
2017	1,414
2018	1,289
2019	531
Thereafter	159
Total	$5,340

8. Accumulated Other Comprehensive Income or Loss

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2015	December 31, 2014
Net unrealized gain on available-for-sale investments	$5,068	$4,773
Foreign currency translation	(141)	(56)
Accumulated other comprehensive income	$4,927	$4,717

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $2.7 million at September 30, 2015 and $2.6 million at December 31, 2014.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$4,963	$660	$4,717	$232
Unrealized gain (loss) on marketable securities, net of tax	83	(202)	672	841
Unrealized gain reclassified and recognized in net loss, net of tax (1)	(71)	(565)	(377)	(1,178)
Accumulated foreign currency translation reclassified and recognized in net loss, net of tax (2)	2		342
Total reclassified and recognized in net loss, net of tax	(69)	(565)	(35)	(1,178)
Change in accumulated foreign currency translation, net of tax	(50)	247	(427)	245
Net change in other comprehensive income (loss), net of tax	(36)	(520)	210	(92)
Accumulated other comprehensive income	$4,927	$140	$4,927	$140

(1) Amounts reclassified from unrealized gain or loss on marketable securities are included in other income in the condensed consolidated statement of operations and comprehensive income or loss.

(2) Amounts reclassified from unrealized gain or loss on foreign exchange are included in other income in the consolidated statement of operations and comprehensive income or loss.

9. Related-Party Transactions

Deferred Compensation

At September 30, 2015 and December 31, 2014, the Company had $25.5 million and $24.6 million, respectively, recorded as deferred compensation payable to various members of management and certain non-employee members of the board of directors of the Company.

Compensation expense or recovery included in operating and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended September 30, 2015 and 2014 was expense of $90,000 and a recovery of $414,000, respectively, and for the nine months ended September 30, 2015 and 2014 was expense of $1.1 million and expense of $600,000, respectively.

On January 20, 2015, the Company sold equity securities with a cost basis of $2.3 million to certain deferred compensation Rabbi Trust accounts held by the Company, for the benefit of the Company’s President and Chief Executive Officer, John R. Hart, for total proceeds of $5 million, which represented the market value of these securities on the date of sale.

Investment in Synthonics

The Company has an investment in preferred stock and an outstanding line of credit with Synthonics, a company co-founded by Mr. Slepicka, a director of the Company, who is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics. As of September 30, 2015, the Company had invested $2.2 million for 18.3% of the voting interest in Synthonics. In addition, the Company extended a $450,000 line of credit to Synthonics during 2014, which bears interest at 15% per annum. The outstanding balance and accrued interest was repaid in April 2015.

10. Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Corporate, and Discontinued Agribusiness Operations. The accounting policies of the reportable segments are the same as those described in the Company’s 2014 Annual Report on Form 10-K filed with the SEC.

Management analyzes segments using the following information:

Segment assets (in thousands):

	September 30, 2015	December 31, 2014
Assets:
Water resource and water storage operations	$185,677	$186,294
Real estate operations	427,993	384,855
Corporate	48,128	80,741
Discontinued agribusiness operations	14,028	152,554
Total assets	$675,826	$804,444

Segment revenues and income (loss) before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue and other income:
Water resource and water storage operations	$3,468	$1,087	$4,191	$1,464
Real estate operations	73,777	55,794	172,243	145,212
Corporate	846	2,277	(17,911)	6,455
Total revenue and other income	$78,091	$59,158	$158,523	$153,131

Income (loss) before income taxes:
Water resource and water storage operations	$834	$(1,131)	$(1,907)	$(4,965)
Real estate operations	3,839	(795)	(1,661)	(6,251)
Corporate	(3,574)	(3,063)	(31,248)	(7,224)
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates	$1,099	$(4,989)	$(34,816)	$(18,440)

11. Discontinued Agribusiness Operations

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

The Company was required to deposit $10.2 million of such net proceeds in two separate escrow accounts, which is presented within accounts receivable in the table below. The first escrow account required $6 million to secure general indemnification obligations and for refund of any difference in the final working capital balance. Any balance remaining after payment of indemnification claims will be released 18 months from the closing date of the sale. The second escrow account required $4.2 million for specified operational matters (“operational escrow”). Specified amounts of the operational escrow related to proposed amendments to two environmental permits related to plant operations that are in process, but were not received prior to the closing date of the sale. The first matter related to certain waste water issues at the plant that required a deposit of $1.8 million and the second matter relates to plant air quality issues that required a $2.4 million deposit. During October 2015, the air quality issue was resolved and the Company received the entire $2.4 million deposit. In the event that the waste water permit amendment is not approved by the relevant regulatory authorities, the deposit in the operational escrow will be paid to CHS in satisfaction of the matter. Conversely, if the amendment is approved, the entire deposit will be released to the Company. The Company anticipates resolution within the next six months. Such escrowed balances have been recorded at an estimated fair value that reflects the Company’s expectation that the majority of these funds will eventually be released to the Company. However, any amounts paid by out of these escrow accounts to CHS in excess of the estimate will result in additional loss on the sale.

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

During the three and nine months ended September 30, 2015, the Company recorded losses of $1.3 million and $18.3 million, respectively, on the sale of discontinued agribusiness operations. Such losses were included in loss on sale of discontinued agribusiness operations in the accompanying condensed consolidated statement of operations and comprehensive income or loss. Although there are outstanding issues to resolve with respect to this sale as noted above, as of September 30, 2015, the Company does not expect to record any other significant expenses related to the operations or sale of the discontinued agribusiness operations. The assets of the Company’s discontinued agribusiness presented in the table below at September 30, 2015, were comprised primarily of the operational escrowed funds discussed above and cash. Any assets in excess of the resolution of the outstanding matters, and after payment of remaining liabilities, are available to the Company for any corporate purposes.

The Company’s agribusiness segment qualified as held-for-sale at September 30, 2015 and has been classified as discontinued agribusiness operations in the accompanying condensed consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the agribusiness segment as discontinued agribusiness operations.

The following table presents the details of the Company’s results from discontinued agribusiness operations included in the condensed consolidated statement of operations and comprehensive income or loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue and other income:
Sales of canola oil and meal	$9,600	$41,144	$82,267	$124,963
Other	18	1,453	(50)	2,417
Total revenue and other income	9,618	42,597	82,217	127,380

Cost of goods sold:
Cost of canola oil and meal sold	(8,738)	(38,319)	(79,763)	(103,501)
Depreciation	(18)	(2,068)	(4,360)	(6,194)
Other direct costs of production	(1,155)	(2,828)	(5,938)	(8,581)
Total cost of goods sold	(9,911)	(43,215)	(90,061)	(118,276)

Depreciation		(37)	(95)	(110)
Impairment loss on intangible and long-lived assets			(1,875)
Interest	(428)	(1,312)	(3,259)	(3,964)
Plant costs and overhead	(9,504)	(3,254)	(16,447)	(9,992)
Segment total expenses	(19,843)	(47,818)	(111,737)	(132,342)
Loss from discontinued agribusiness operations, net of tax	(10,225)	(5,221)	(29,520)	(4,962)
Loss on sale of discontinued agribusiness operations, net of tax (1)	(1,348)		(18,251)
Net loss from discontinued agribusiness operations, net of tax	(11,573)	(5,221)	(47,771)	(4,962)
Net (income) loss from discontinued agribusiness operations attributable to noncontrolling interests	(16)	641	1,730	594
Net loss from discontinued agribusiness operations attributable to PICO Holdings, Inc.	$(11,589)	$(4,580)	$(46,041)	$(4,368)

(1) Included within the loss on sale of discontinued agribusiness operations, net of tax for the nine months ended September 30, 2015 is a $16.9 million impairment loss on classification of assets as held-for-sale, which was recorded during the second quarter of 2015.

The following table presents the details of the Company’s discontinued agribusiness assets and liabilities classified as held-for-sale in the condensed consolidated balance sheets (in thousands):

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$1,773	$301
Accounts receivable	10,756	3,311
Inventory		11,663
Real estate, net	1,276	5,889
Property, plant and equipment, net	223	116,793
Goodwill		4,702
Other assets		9,895
Total assets held-for-sale	$14,028	$152,554

Liabilities
Debt		$84,045
Accounts payable and accrued expenses	$1,041	8,186
Other liabilities	17	2,357
Total liabilities held-for-sale	$1,058	$94,588

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

As of September 30, 2015, our business was separated into the following segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Corporate; and
•	Discontinued Agribusiness Operations.

As of September 30, 2015, our major consolidated subsidiaries were (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico; and

•
UCP, Inc. (“UCP”), a 56.9% owned subsidiary which is a homebuilder and land developer in markets located in California and Puget Sound area of Washington State, North Carolina, South Carolina and Tennessee.

Results of Operations — Three and Nine Months Ended September 30, 2015 and 2014

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

Significant Transactions During the Third Quarter of 2015:

Discontinued Agribusiness Operations

On July 13, 2015, we signed an agreement to sell substantially all of the assets of our agribusiness segment. The sale closed on July 31, 2015. As a result of the transaction, the assets and liabilities of the agribusiness segment have been classified as discontinued agribusiness operations in our condensed consolidated financial statements as of the earliest period presented. Consequently, the discussion and analysis that follows reflect the agribusiness segment as discontinued agribusiness operations. For the nine months ended September 30, 2015, we recorded a loss of $18.3 million on the sale of our discontinued agribusiness operations. See Note 11 “Discontinued Agribusiness Operations” for additional information.

PICO Shareholders’ Equity

	September 30, 2015	December 31, 2014	Change
Shareholders’ equity	$347,172	$425,481	$(78,309)
Shareholders’ equity per share	$15.08	$18.50	$(3.42)

The decrease in our shareholders’ equity was primarily due to the comprehensive loss of $80.5 million incurred during the nine month ended September 30, 2015. The two most significant transactions that contributed to the loss for the period were the losses recorded on the sale of our discontinued agribusiness operations, and the loss on our investment in Mindjet.

Total Assets and Liabilities

	September 30, 2015	December 31, 2014	Change
Total assets	$675,826	$804,444	$(128,618)
Total liabilities	$244,464	$292,899	$(48,435)

Total assets decreased during the nine month ended September 30, 2015 primarily due to decreases in three significant balances, offset by an increase in real estate and water assets. During the period, assets of our discontinued agribusiness operations, investments, and cash declined by a total of $190.3 million. Reported assets in our discontinued agribusiness operations declined $138.5 million primarily due to the sale of such operations. Our reported investments declined by $29.2 million primarily due to the impairment loss on our investment in Mindjet. In addition, our other operations used $22.5 million of cash to purchase real estate and pay overhead expenses. These decreases were offset by an increase in real estate and water assets of $60.8 million primarily due to the acquisition and development of real estate in UCP. Total liabilities decreased during the nine months ended September 30, 2015 primarily due to a $93.5 million decrease in our liabilities in our discontinued agribusiness operations, offset by an increase of $34.7 million in our debt balance that was used for the acquisition and development of real estate.

Results of Operations

Our results of operations were as follows (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenue and other income:
Water resource and water storage operations	$3,468	$1,087	$2,381	$4,191	$1,464	$2,727
Real estate operations	73,777	55,794	17,983	172,243	145,212	27,031
Corporate	846	2,277	(1,431)	(17,911)	6,455	(24,366)
Total revenue and other income	$78,091	$59,158	$18,933	$158,523	$153,131	$5,392

Income (loss) before income taxes:
Water resource and water storage operations	$834	$(1,131)	$1,965	$(1,907)	$(4,965)	$3,058
Real estate operations	3,839	(795)	4,634	(1,661)	(6,251)	4,590
Corporate	(3,574)	(3,063)	(511)	(31,248)	(7,224)	(24,024)
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates	1,099	(4,989)	6,088	(34,816)	(18,440)	(16,376)
Provision (benefit) for federal, foreign, and state income taxes	22	(179)	201	(2,949)	(535)	(2,414)
Equity in loss of unconsolidated affiliate	(1,942)	(410)	(1,532)	(3,422)	(1,569)	(1,853)
Loss from continuing operations	$(865)	$(5,220)	$4,355	$(35,289)	$(19,474)	$(15,815)

Revenue

The majority of our recurring revenue was generated in our real estate operation, which records revenue from the sale of residential homes and lots. Our revenue from real estate operations increased during the three and nine months ended September 30, 2015 as the result of a significant increase in the number of homes sold period-over-period. Our corporate segment recorded an impairment loss of $20.7 million on our total investment in Mindjet which reduced revenues significantly during the nine months ended September 30, 2015.

Income (Loss) from Continuing Operations Before Income Taxes and Equity in Loss of Unconsolidated Affiliates

The increase in our year-over-year results from continuing operations before income taxes and equity in loss of unconsolidated affiliates from a loss during the three months ended September 30, 2014 to income for the three months ended September 30, 2015 was due to increased sales in both our real estate operations and our water resource and water storage operations. The loss for the nine months ended increased year-over-year primarily due to a $20.7 million impairment loss on our investment in Mindjet, offset by increased income from both our real estate operations and our water resource and water storage operations.

Income Taxes

We continued to record a full valuation allowance on our net deferred tax assets, however, we also recorded a $2.9 million income tax benefit during the nine months ended September 30, 2015 primarily due to the reversal of a taxable temporary difference related to our investment in Mindjet. Such temporary difference reversed during the period due to the impairment loss recorded on the investment. No such benefit was recorded during the three and nine months ended September 30, 2014 and as a result of recording a full valuation allowance on our net deferred tax assets, there was a minimal income tax benefit reported during 2014.

Equity in Loss of Unconsolidated Affiliates

For the three and nine months ended September 30, 2015, we recorded a loss of $1.9 million and $3.4 million, respectively, in the statement of operations within equity in loss of unconsolidated affiliate. The losses in 2015 were significantly higher than 2014 due to declining revenue and increased interest expense at Mindjet during 2015. At September 30, 2015, we no longer had significant influence over Mindjet and will account for the remaining $2.2 million investment using the cost method.

Noncontrolling Interests

Noncontrolling interests reported income of $1.7 million and a net loss of $504,000 for the three months ended September 30, 2015 and 2014, respectively, and a net loss of $2.4 million and $3.1 million for the nine months ended September 30, 2015 and 2014, respectively. The majority of the income during the three months ended September 30, 2015 was from income reported by UCP. Of the loss reported during the nine months ended September 30, 2015 and 2014, $555,000 and $2.2 million, respectively, was attributable to the loss reported by UCP. During the nine months ended September 30, 2015, $1.7 million of the loss was attributable to discontinued agribusiness operations.

Net Income or Loss

Our reported net loss of $14.1 million, or $0.61 per share, for the three months ended September 30, 2015, was comprised of a $2.5 million loss, or $0.11 per share, from continuing operations and an $11.6 million loss, or $0.50 per share, from our discontinued agribusiness operations which was due to the combination of $10.2 million in operating losses allocated to us, with the balance allocated to noncontrolling interest, and a $1.3 million loss recorded on the sale of our discontinued agribusiness operations. During the three months ended September 30, 2014 we reported a net loss of $9.9 million, or $0.44 per share, which was comprised of a $5.4 million loss, or $0.24 per share, from continuing operations and a net loss of $4.6 million, or $0.20 per share, allocated to us from our discontinued agribusiness operations.

Similarly, our reported net loss of $80.7 million, or $3.51 per share, for the nine months ended September 30, 2015, was comprised of a $34.6 million loss, or $1.51 per share, from continuing operations and a $46 million loss, or $2.00 per share, from our discontinued agribusiness operations which was due to the combination of a $27.8 million loss allocated to us, and an $18.3 million loss recorded on the sale of our discontinued agribusiness operations. During the nine months ended September 30, 2014 we reported a net loss of $21.3 million, or $0.94 per share. The net loss was comprised of $17 million in loss, or $0.75 per share, from continuing operations, and a loss of $4.4 million, or $0.19 per share, allocated to us from our discontinued agribusiness operations.

Water Resource and Water Storage Operations

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenue and other income:
Sale of real estate and water assets	$3,373	$992	$2,381	$3,797	$1,196	$2,601
Other	95	95	—	394	268	126
Total revenue and other income	3,468	1,087	2,381	4,191	1,464	2,727

Cost of sales and expenses:
Cost of real estate and water assets sold	(946)	(470)	(476)	(1,197)	(717)	(480)
Interest expense		(5)	5		(16)	16
Depreciation and amortization	(256)	(274)	18	(781)	(825)	44
Overhead	(1,079)	(1,300)	221	(3,339)	(4,060)	721
Project expenses	(353)	(169)	(184)	(781)	(811)	30
Segment total expenses	(2,634)	(2,218)	(416)	(6,098)	(6,429)	331
Income (loss) before income taxes	$834	$(1,131)	$1,965	$(1,907)	$(4,965)	$3,058

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

Segment Revenue

During the third quarter of 2015, we sold 258 acres of real estate and approximately 774 acre-feet of water rights in the Harquahala Valley area of Arizona for cash proceeds of $3.4 million, which generated a gross margin of $2.4 million. We did not generate any significant sales of real estate and water assets during the three or nine months ended September 30, 2014.

Segment Expenses

The increase in cost of real estate and water assets sold was the result of the sale noted above. Apart from the increase in cost of real estate and water assets sold, our total expenses remained consistent year-over-year for the three month periods, with overhead being the most significant cost reported during the periods. Such costs decreased during the nine months ended September 30, 2015, primarily due to reductions in benefit expense. Overhead costs consisted primarily of salaries and benefits, professional fees, office rent and insurance.

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

Real Estate Operations

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenue and other income:
Sale of real estate	$73,672	$55,750	$17,922	$171,921	$144,973	$26,948
Other	105	44	61	322	239	83
Total revenue and other income	73,777	55,794	17,983	172,243	145,212	27,031

Cost of sales and expenses:
Cost of real estate sold	(59,680)	(46,134)	(13,546)	(141,369)	(118,543)	(22,826)
Impairment loss on intangible and long-lived assets			—	(274)	(2,865)	2,591
Operating expenses	(10,258)	(10,455)	197	(32,261)	(30,055)	(2,206)
Segment total expenses	(69,938)	(56,589)	(13,349)	(173,904)	(151,463)	(22,441)
Income (loss) before income taxes	$3,839	$(795)	$4,634	$(1,661)	$(6,251)	$4,590

As of September 30, 2015, our businesses in the real estate operations segment were primarily conducted through our 56.9% owned subsidiaries UCP, Inc. and UCP, LLC, and its homebuilding and land development operations in California, Washington, North Carolina, South Carolina, and Tennessee.

During the three and nine months ended September 30, 2015, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, and high home affordability.

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

Owned and Controlled Lots

The following tables present certain information with respect to our owned or controlled lots, which are pursuant to purchase or option contracts:

	As of September 30, 2015
	Owned	Controlled(1)	Total
West	4,153	415	4,568
Southeast	941	728	1,669
Total	5,094	1,143	6,237

	As of December 31, 2014
	Owned	Controlled(1)	Total
West	4,410	469	4,879
Southeast	1,033	456	1,489
Total	5,443	925	6,368
(1) Controlled lots are those subject to a purchase or option contract.

Our wholly-owned subsidiary, Bedrock Land Development, Inc. (“Bedrock”) also owns real estate in Fresno, California that is tentatively approved for the development of 167 lots. Bedrock is not a part of UCP’s operations.

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Lots sold	—	197	(197)	114	348	(234)
Homes sold	202	111	91	478	301	177
Average selling communities during the period	28	27	1	27	22	5

Revenue (in thousands)
Lot revenue - total	$1,116	$20,264	$(19,148)	$3,156	$32,513	$(29,357)
Lot revenue - per lot (average selling price)	$—	$103	$(103)	$28	$93	$(65)

Home revenue - total	$70,284	$35,086	$35,198	$163,705	$110,542	$53,163
Home revenue - per home (average selling price)	$348	$316	$32	$342	$367	$(25)

General contracting revenue	$2,272	$400	$1,872	$5,060	$1,918	$3,142

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$400	$4,192	$(3,792)	$892	$7,173	$(6,281)
Gross margin percentage - lots	35.8%	20.7%	15.1%	28.3%	22.1%	6.2%

Gross margin - homes	$13,278	$5,580	$7,698	$28,963	$19,020	$9,943
Gross margin percentage - homes	18.9%	15.9%	3.0%	17.7%	17.2%	0.5%

Gross margin total - lots and homes	$13,678	$9,772	$3,906	$29,855	$26,193	$3,662
Gross margin percentage total - lots and homes	19.2%	17.7%	1.5%	17.9%	18.3%	(0.4)%

In the following discussion, gross margin is defined as sale of real estate less cost of real estate sold, and gross margin percentage is defined as gross margin divided by sale of real estate.

Third Quarter Segment Revenue and Gross Margin

The year-over-year third quarter increase in total segment revenue was primarily attributable to the following combination of factors:

•	an increase in the number of homes sold;

•	an increase in the average selling price (“ASP”) of homes sold which was primarily the result of increased deliveries at communities located in areas with higher home prices; and

•	a significant decrease in the number of lots sold.

The gross margin percentage of homes sold increased slightly in the third quarter of 2015 as compared to 2014 primarily due to decreased cost of sales. The decreased cost of home sales was primarily attributable a change in the mix of selling communities period-over-period, as our current portfolio of selling communities had a relatively lower cost basis than the homes sold during 2014, despite higher interest costs.

Although there were no finished lot sales during the third quarter of 2015, as compared to 197 lots sold during the third quarter of 2014, we did recognize revenue as a result of partially satisfying certain performance obligations related to a land sale from a prior period. As such, we were able to recognize a portion of previously deferred revenue of $1.1 million during the third quarter of 2015.

Third quarter 2015 operating expenses remained consistent in total year-over-year. Sales and marketing expense increased due to the increase in the number of homes delivered. Offsetting this increase was a decrease in general and administrative expense, which was largely the result of a decrease in restricted stock unit expense due to the full vesting of awards granted in connection with UCP’s initial public offering in 2013.

Nine Months Segment Revenue and Gross Margin

The increase in the first nine months year-over-year total segment revenue was primarily attributable to the following combination of factors:

•
a significant increase in the number of homes sold, which was attributable to several factors, including an increased number of selling communities, a favorable sales pace at certain of those communities, and an increase in backlog period-over-period;

•	a decrease in the ASP of homes sold which was primarily the result of increased deliveries at communities located in areas with lower home prices;

•	a decrease in the number of lots sold; and

•	a significant decrease in the ASP of lots sold.

The gross margin percentage of homes sold in the first nine months of 2015 increased slightly from the first nine months of 2014, primarily due to decreased cost of sales attributable to a change in the mix of selling communities as our current portfolio of selling communities had a relatively lower cost basis than the homes we sold during the 2014 period, despite higher interest costs.

The gross margin percentage of lots sold in the first nine months of 2015 increased as compared to the same period in 2014, which was primarily attributable to the decreased cost of land sold during 2015 resulting from a lower cost basis in the lots sold during the 2015 period.

Operating expenses for the nine months ended September 30, 2015, increased year-over year as compared to the nine months ended September 30, 2014. This increase was partially attributable to an increase in sales and marketing related expenses due to an increase in the number of homes delivered and an increase in the average number of selling communities. These increases also led to an increase in the headcount of sales and marketing personnel and the related increase in payroll expenses.

Not part of the UCP results for the nine months ended September 30, 2014, but included in our real estate segment results of operations was a $2.9 million impairment loss recorded on undeveloped property owned in California. There were no material impairment losses recorded in this segment during the nine months ended September 30, 2015.

If we report significant or sustained operating losses in the future, or if market conditions deteriorate, we could be required to record impairment losses on our real estate assets and goodwill.

Backlog

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at September 30, 2015 was $120.8 million as compared to a backlog of $38.9 million at September 30, 2014. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

Corporate

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenue:
Deferred compensation revenue	$345	$(53)	$398	$890	$494	$396
Impairment on investments				(20,696)		(20,696)
Other revenue	501	2,330	(1,829)	1,895	5,961	(4,066)
Total revenue (loss)	846	2,277	(1,431)	(17,911)	6,455	(24,366)

Costs and expenses:
Impairment loss on intangible and long-lived assets	(727)		(727)	(1,816)		(1,816)
Stock-based compensation expense	(496)	(946)	450	(1,481)	(2,858)	1,377
Deferred compensation expense	(90)	414	(504)	(1,086)	(600)	(486)
Foreign exchange loss	(22)	(2,029)	2,007	(198)	(1,811)	1,613
Other	(3,085)	(2,779)	(306)	(8,756)	(8,410)	(346)
Segment total expenses	(4,420)	(5,340)	920	(13,337)	(13,679)	342
Loss before income taxes	$(3,574)	$(3,063)	$(511)	$(31,248)	$(7,224)	$(24,024)

From time to time, we make investments in small businesses, typically venture capital-type situations, which are reported in our corporate segment until they meet the requirements for separate segment reporting. Currently, the primary investments in small businesses that we own are Mindjet, a privately held company that sells and licenses software; Mendell Energy, LLC (“Mendell”), a wholly owned oil and gas venture which primarily owns and operates oil and gas leases in the Wattenberg Field in Colorado; and Synthonics, a pre-clinical stage biopharmaceutical company.

In addition, the segment includes the results from a portfolio of equity securities in publicly traded companies, the results of deferred compensation investment assets held in trust for the benefit of certain officers and non-employee directors and the corresponding and offsetting deferred compensation liabilities, and corporate overhead expenses. Revenue consists of our share of revenue generated from sale of oil and gas, interest earned on cash balances and securities and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year. The segment results above do not include our share of the income or loss from any investments we account for using the equity method.

The expenses recorded in this segment primarily consist of operating expenses from our consolidated small business and parent company costs which are not allocated to our other segments, for example, salaries and benefits, directors’ fees, shareholder costs, rent for our head office, stock-based compensation expense, and deferred compensation expense.

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

Segment Revenue

The year-over-year decrease in segment revenue was primarily due to the $20.7 million impairment loss on our investment in Mindjet recorded during the second quarter of 2015. After recording our share of Mindjet’s 2015 loss, our remaining carrying value of equity securities and notes receivable was approximately $2.2 million at September 30, 2015.

During the third and fourth quarter of 2015 Mindjet raised additional capital in a private offering to existing shareholders. We elected to not participate in the offering and consequently, our existing investment in preferred stock was converted five-for-one into common stock and our convertible debt security of $2.7 million was converted into shares of nonvoting preferred stock. As a result, our voting ownership percentage dropped to below 20%, and we are no longer entitled to a board seat. As such, we have discontinued the equity method of accounting and as of September 30, 2015, we account for our investment in Mindjet under the cost method.

Included in other income was revenue from our oil and gas operations that decreased during both the three and nine month periods year-over-year. We recorded oil and gas revenue of $731,000 and $2.5 million for the nine months ended September 30, 2015 and 2014, respectively. The decline in revenue year-over-year was primarily due to lower production volumes of oil and gas and to a lesser extent lower market prices.

Segment Expenses

In total, segment costs and expenses in both comparative periods were mostly unchanged.

We recorded impairment losses in our oil and gas operations during the first nine months of 2015 with no corresponding losses in the first nine months of 2014. The impairment losses related to wells owned by Mendell in the Wattenburg Field. An analysis based on current pricing of crude oil and gas, estimated oil and gas reserves, and ongoing expenses for the wells determined that the capitalized costs of the wells would not be recovered from the estimated future cash flows. The impairment loss writes the assets down to their estimated fair values. We do not expect to allocate any additional capital to our oil and gas venture.

Our stock-based compensation decreased in both periods as significant awards granted at a higher price during fiscal year 2010 were completely expensed by the end of 2014. Stock-based compensation recorded during 2015 reflects our program of granting smaller more frequent awards which has resulted, in part, in lower stock-based compensation expense comparatively. Stock-based compensation expense is calculated based on the closing price of our common stock on the date the awards were granted and is recognized over the vesting period of the awards. As of September 30, 2015, we had $4.7 million of unrecognized stock-based compensation expense, which we expect to record ratably until the awards are fully vested.

Our foreign exchange loss decreased for both the three and nine month periods year-over-year. The foreign exchange gain or loss recorded during 2014 primarily resulted from the effect of fluctuations in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an intercompany loan, which was denominated in Swiss Francs. In conjunction with the dissolution of certain wholly-owned subsidiaries during 2014, the intercompany loan was canceled. The 2015 foreign exchange losses relate to our investments in certain foreign equity securities.

It is reasonably possible given the volatile nature of software, biopharmaceutical, and the oil and gas industries that circumstances may change in the future which could require us to record additional impairment losses on our investments in small businesses included in this segment.

Discontinued Agribusiness Operations

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
Revenue and other income (loss):
Sales of canola oil and meal	$9,600	$41,144	$(31,544)	$82,267	$124,963	$(42,696)
Other	18	1,453	(1,435)	(50)	2,417	(2,467)
Total revenue and other income	9,618	42,597	(32,979)	82,217	127,380	(45,163)

Cost of goods sold:
Cost of canola oil and meal sold	(8,738)	(38,319)	29,581	(79,763)	(103,501)	23,738
Depreciation	(18)	(2,068)	2,050	(4,360)	(6,194)	1,834
Other direct costs of production	(1,155)	(2,828)	1,673	(5,938)	(8,581)	2,643
Total cost of goods sold	(9,911)	(43,215)	33,304	(90,061)	(118,276)	28,215

Depreciation		(37)	37	(95)	(110)	15
Impairment loss on intangible and long-lived assets				(1,875)		(1,875)
Interest	(428)	(1,312)	884	(3,259)	(3,964)	705
Plant costs and overhead	(9,504)	(3,254)	(6,250)	(16,447)	(9,992)	(6,455)
Segment total expenses	(19,843)	(47,818)	27,975	(111,737)	(132,342)	20,605
Loss before income taxes	$(10,225)	$(5,221)	$(5,004)	$(29,520)	$(4,962)	$(24,558)

We completed a sale of substantially all of the assets used in our agribusiness operations on July 31, 2015 and as a result, we no longer operate an agribusiness segment as of that date. We have classified our agribusiness operations as a discontinued agribusiness operation in the accompanying condensed consolidated financial statements. Results from the operations during the one month ended July 31, 2015 have been included along with certain transaction costs in the third quarter 2015 financial results. Although there are outstanding issues to resolve with respect to this sale, as of September 30, 2015, we do not expect to record any other significant expenses related to the operations or sale of our discontinued agribusiness operations. However, any future adjustments to the sale price, including resolution of possible indemnification obligations above our initial expectations, and any other costs and expenses incurred in connection with the disposition of the business will be reported within our discontinued agribusiness operations.

Segment Revenue and Gross Margin

The year-over-year decrease in canola oil and meal revenue for both the three and nine months ended September 30, 2015 was largely the result of there being only one month of operations in the third quarter of 2015. Through the first seven months of 2015, as compared to the first nine months of 2014, there was a 21% decrease in the average sales price per unit. Additionally, for the month of July 2015, as compared to July 2014, there was a 36% decrease in our sales volume.

Our gross margin, which is sales of canola oil and meal less total cost of goods sold, decreased for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily due to a $22.4 million unfavorable sales price variance resulting from declines in our average sales price per unit. This decrease was partially offset by a $7.2 million favorable variance in the cost of canola seed purchased. Our year-over-year increase in gross margin for the third quarter of 2015, as compared to the third quarter of 2014, was primarily due to a $1.3 million favorable variance in the cost of canola seed purchased.

We managed our discontinued agribusiness operations by reference to the crush margin, which is sales of canola oil and meal less cost of canola oil and meal sold. The year-over-year decline in crush margin for the three and nine months ended September 30, 2015 was due to the significant decline in the canola board crush margin (the margin produced by the quoted market price of soybean oil and soybean meal factored for appropriate canola product yields and protein content less the quoted market price of canola seed as factored for the foreign exchange rate between the Canadian dollar and the U.S. dollar). The average board crush margin was $117 per ton for the first seven months of 2015, through the date of the sale of our agribusiness segment on July 31, 2015, as compared to $207 per ton for the first nine months of 2014. For the first month of the third quarter of the 2015, through the date of the sale of the agribusiness segment, the average board crush margin was $108 per ton, as compared to $149 per ton for the third quarter of 2014. The poor third quarter crush margin environment was further exacerbated by decreased daily crush rates as our average volume of tons crushed per day was 784 in July 2015 as compared to 1,007 tons per day in the third quarter of 2014.

Loss before income taxes

Included within plant costs and overhead for the three and nine months ended September 30, 2015, is approximately $8.4 million of costs resulting from the termination of our agribusiness operations. The costs are primarily composed of $3 million in agribusiness management termination payments, $2 million in deferred debt financing fees that were expensed on the date of close, and $3.1 million of rail-car lease termination charges and commission charges under our marketing and sales contract with Purina Animal Nutrition, LLC.

Liquidity and Capital Resources — Nine Months Ended September 30, 2015 and 2014

Cash Flow

Our assets primarily consist of real estate and tangible and intangible water assets, property, plant and equipment, cash and cash equivalents, and investments in publicly-traded securities. Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at September 30, 2015 were as follows:

•	our water resource and water storage operations held cash of $313,000;
•	our real estate operations segment held cash of $22.6 million;
•
our corporate segment held cash of $17.2 million and marketable equity and debt securities with a market value of $18.4 million and $4.6 million, respectively. Included in those totals are $2.6 million in cash, $17.5 million in equities, and $4.6 million in debt securities that are held in deferred compensation rabbi trusts accounts that will be used to pay the related and offsetting deferred compensation liabilities although such assets could be used to pay creditors if needed; and

•	our discontinued agribusiness operations segment held cash of $1.8 million.

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

Our cash flows fluctuate depending on the capital requirements of our operating subsidiaries. The sale of and costs incurred to acquire and develop real estate and water assets are generally classified as operating activities in the condensed consolidated statement of cash flows. The cash flow profile of our principal segments are as follows:

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

Certain of our debt agreements in our real estate operations contain various significant financial covenants, each of which we were in compliance with at September 30, 2015, as follows:

1) Certain of our real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require us to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, we may be required to make principal payments in order to maintain the required loan-to-value ratios. As of September 30, 2015, the lenders have not requested, and we have not obtained, any such appraisals.

2) UCP’s senior notes limit its ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that UCP may incur indebtedness so long as UCP’s ratio of indebtedness to its consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of UCP’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the Notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of UCP’s consolidated assets. Additionally, the Notes require UCP to maintain at least $50 million of consolidated tangible assets not subject to liens securing indebtedness; maintain a minimum net worth of $175 million; maintain a minimum of $15 million of unrestricted cash and/or cash equivalents; and not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time.

Discontinued Agribusiness Operations

On July 31, 2015 we closed on the sale of our agribusiness operations. After repayment of $80.9 million of outstanding debt and approximately $5.9 million in selling and other related costs of the transaction, we received net proceeds of $18.4 million. From these net proceeds we were required to deposit $10.2 million in two separate escrow accounts. We deposited $6 million in escrow to secure general indemnification obligations, with any balance remaining after payment of indemnification claims released 18 months from the closing date of the sale, and we deposited $4.2 million in escrow for specified operational matters (the “operational escrow”). During October 2015, $2.4 million of the operational escrow was returned to us after resolution of the air permit matter. After the required escrow deposits, and including cash that was left in the business and not part of the sale, we had $12.4 million in unrestricted and available cash immediately following the sale as follows (in thousands):

Gross sales price	$105,293
Less debt repayment	(80,941)
24,352
Selling and other costs	(5,949)
Net proceeds	18,403
Operational Escrow	(10,225)
8,178
Cash in the business not part of the sale	4,218
Total unrestricted and available cash	$12,396

Specified amounts of the operational escrow related to proposed amendments to two environmental permits that were in process, but were not received prior to the closing of the sale. The first matter related to certain waste water issues assessed at a value of $1.8 million and the second matter related to air quality issues assessed at a value of $2.4 million, which was resolved in October 2015. If the permit amendment for the water issue is not approved by the relevant regulatory authorities, the assessed value in the operational escrow for any such non-approved amendment will be paid to CHS Inc. (“CHS”) in satisfaction of the matter. In the event that the amendment is approved, the entire assessed value will be released to us. We anticipate resolution of the matter within six months.

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

During the third quarter of 2015, we made an additional $2.5 million investment into our oil and gas operations which will pay for drilling costs to complete a well and, as a result, secure certain mineral leases by production, and certain accrued production taxes, royalties, and other operating costs. At September 30, 2015 we had approximately $11 million of capital invested, and a net carrying value of $2.6 million, in our oil and gas operations. We do not expect to fund any additional capital into our oil and gas operations. Due to the depressed prices of oil and gas, we recorded an impairment loss on our oil and gas assets during the nine months ended September 30, 2015. It is reasonably possible that we will continue reporting operating and impairment losses from our oil and gas operations until oil and gas prices sufficiently recover.

Consolidated Cash and Securities

At September 30, 2015, we had unrestricted and available cash of $11.5 million and available-for-sale debt and equity securities of $907,000, which could be used for general corporate purposes, or used to finance new or existing projects in any of our segments. At December 31, 2014, we had unrestricted and available cash of $14.4 million and available-for-sale debt and equity securities of $10.7 million.

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

Cash Flow

The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities - continuing operations	$(58,060)	$(80,271)
Operating activities - discontinued agribusiness operations	(17,462)	(2,228)
Total operating activities	(75,522)	(82,499)

Investing activities - continuing operations	4,696	(6,062)
Investing activities - discontinued agribusiness operations	100,098	(4,919)
Total investing activities	104,794	(10,981)

Financing activities	(50,323)	9,969
Effect of exchange rates on cash		1,621
Decrease in cash and cash equivalents	$(21,051)	$(81,890)

Cash Flows From Operating Activities

The principal operating cash outflows from continuing operations for the first nine months of 2015 were $200.2 million used to acquire and develop real estate and residential lots and housing and $36.2 million used for overhead and various project expenses. Our cash inflows from continuing operations were $172.5 million from sales of residential real estate and lots, $3.9 million from sales of water assets, and $1.6 million from sales of oil and gas and other operational income. Our discontinued agribusiness operations used $79.3 million for purchases of canola seed and $19.9 million for overhead and various other plant expenses, offset by $82 million provided from the sales of canola oil and meal during the first nine months of 2015.

The principal operating cash outflows from continuing operations for the first nine months of 2014 were $183.4 million used to acquire and develop real estate and residential lots and housing and $47.1 million used for overhead and various project expenses. Our cash inflows from continuing operations were $144.6 million from sales of residential real estate and lots and $5.2 million from realized gains on investments and sales of oil and gas. Our discontinued agribusiness operations had cash inflows of $124.4 million from sales of canola oil and meal and $2.4 million from other operational income, offset by $121.2 million used to purchase canola seed and $8 million used for overhead and various other plant expenses during the first nine months of 2014.

Cash Flows From Investing Activities

Our primary cash inflows from investing activities of continuing operations for the first nine months of 2015 included $8.4 million from the sale and maturity of debt and equity securities, offset by $1.8 million used to purchase debt and equity securities and $2 million used to purchase property, plant, and equipment. During the first nine months of 2015, investing activities from our discontinued agribusiness operations provided $95.1 million in net proceeds from the sale of our discontinued agribusiness operations, which was comprised of gross proceeds from the sale of $105.3 million and less $10.2 million held back in the operational escrow, and $5 million in cash released from restricted a debt service reserve account.

During the first nine months of 2014, our investing activities from continuing operations used $14 million in the acquisition of the assets of Citizens Homes, Inc. (“Citizens”), $10 million to purchase debt and equity securities, and $3.8 million to purchase property, plant, and equipment, primarily in our oil and gas venture. These uses were offset by cash of $22 million provided by the sale of debt and equity securities. During the first nine months of 2014, our investing activities from our discontinued agribusiness operations used $3.4 million in the purchase of property, plant, and equipment and $1.8 million deposited in a restricted account for our derivatives trading activities.

Cash Flows From Financing Activities

Financing activities, including discontinued agribusiness operations, used cash of $50.3 million during the first nine months of 2015, primarily due to repayments of debt of $174.5 million, including $96.6 million paid on debt arrangements in our discontinued agribusiness operations and $77.9 million of mortgage debt repaid when certain real estate properties were sold. These uses of cash were offset by cash proceeds of $125.3 million provided from our debt arrangements, including $12.7 million from our working capital line of credit within our discontinued agribusiness operations and $112.6 million used primarily to fund the acquisition and development of our real estate projects.

Financing activities, including discontinued agribusiness operations, provided $10 million of cash during the first nine months of 2014, primarily due to cash proceeds of $86.6 million from our debt arrangements used primarily to fund the acquisition and development of our real estate projects, offset by repayments of debt of $75.2 million comprised of $33.7 million of primarily construction debt repaid when certain real estate properties were sold, $18.9 million in repayments of Swiss debt, and $22 million repaid on our discontinued agribusiness segment debt.

Our outstanding debt held by our continuing operations at September 30, 2015 was $170.2 million in mortgage notes on real estate and real estate development, substantially all of which are non-recourse. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements, other than those disclosed in this Form 10-Q, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

At September 30, 2015, we had $4.6 million of marketable debt securities and $18.4 million of marketable equity securities, $1.6 million of which were denominated in foreign currencies, primarily Swiss Francs and New Zealand dollars, which were subject to market risk. At December 31, 2014, we had $6.4 million of debt securities and $22 million of marketable equity securities, $5.4 million of which were denominated in foreign currencies, primarily Swiss Francs and New Zealand dollars, which were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At September 30, 2015 and 2014, the model calculated a loss in fair value of $152,000 and $216,000, respectively. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at September 30, 2015 and 2014 of $3.7 million and $6.1 million, respectively, which would reduce the unrealized appreciation in shareholders’ equity. The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss at September 30, 2015 and 2014 of $312,000 and $2.9 million, respectively, which would impact the foreign currency translation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of September 30, 2015, the total cost of the pipeline project, including our water credits, (net of impairment losses incurred to date) carried on our balance sheet is approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations and cash flows.

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

We have filed certain water rights applications in Nevada and New Mexico. In Nevada this is primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required. We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, legal and consulting costs for hearings with the State Engineer, and National Environmental Protection Act compliance costs. Until the State Engineer in the relevant state permits the water rights we are applying for, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights, if any, that will be permitted by the State Engineers. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that may be permitted may result in the write down of capitalized costs which could adversely affect our revenues, results of operations, and cash flows.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of September 30, 2015, we had federal and state net operating loss carryforwards of approximately $143.3 million and $183 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement dated July 13, 2015, by and between PICO Northstar Hallock, LLC and CHS Hallock, LLC. (1)
3(i)	Amended and Restated Articles of Incorporation of PICO. (2)
3(ii)	Amended and Restated By-laws of PICO. (3)
4.1	Indenture, dated October 21, 2014, among UCP, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee. (4)
10.1	Guaranty, dated July 31, 2015, between PICO Holdings, Inc. and CHS Hallock, LLC. (5)
10.2	Restrictive Covenant Agreement, dated July 31, 2015, between CHS Hallock, LLC and PICO Holdings, Inc. (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q (No. 033-36383) filed with the Securities and Exchange Commission on November 7, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K (No. 033-36383) filed with the Securities and Exchange Commission on May 19, 2009.
(4)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014.
(5)	Incorporated by reference to Form 8-K filed with the SEC on August 6, 2015.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	November 6, 2015	By: /s/ Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer,
Treasurer, and Secretary
(Principal Financial Officer and Authorized Signatory)