Form 10-K
period 2015-12-31
PICO HOLDINGS INC /NEW
filed 2016-03-14
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED December 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☒

At June 30, 2015, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2015) was $266.7 million, which excludes shares of common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s common stock outstanding at June 30, 2015. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.

On March 11, 2016, the registrant had 23,037,587 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our objective is to maximize long-term shareholder value. Currently, we believe the highest potential return to shareholders is from a return of capital. As we monetize assets, rather than reinvest the proceeds, we intend to return capital back to shareholders through a stock repurchase program or by other means such as special dividends.

As of December 31, 2015, our business was separated into the following segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Corporate; and
•	Discontinued Agribusiness Operations.

As of December 31, 2015, our major consolidated subsidiaries were (wholly-owned unless otherwise noted):

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

Operating Segments and Major Subsidiary Companies

The following is a description of our operating segments and major subsidiaries. Unless otherwise noted, we own 100% of each subsidiary. The following discussion of our segments should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. See Note 12, “Segment Reporting,” in the accompanying consolidated financial statements for financial information for each of our operating segments and geographic areas in which we derive revenue. Additional information regarding the performance of and recent developments in our operating segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Water Resource and Water Storage Operations

Vidler is engaged in the water resource development business and is primarily focused on developing and selling our existing water rights that we own in the southwestern United States. In this operation, we develop new sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, acquiring unappropriated (previously unused) water, or discovering new water sources based on science and targeted exploration. We are not a water utility, and do not currently intend to enter into regulated utility activities.

A water right is the legal right to divert water and put it to beneficial use. Water rights are real property rights which can be bought and sold and are commonly measured in acre-feet which is a measure of the volume of water required to cover an area of one acre to a depth of one foot and is equal to 325,850 gallons. The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be moved from one location to another. We believe we have purchased water rights at prices consistent with their then current use, which was typically agricultural in nature, with the expectation that the value would increase as we converted the water rights through the development process to a higher use, such as municipal and industrial use. We acquired and developed water resources with the expectation that such water resources would be the most competitive source of water (the most economical source of water supply) to support new growth in municipalities or new commercial and industrial projects.

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

The development of our water assets required significant capital and expertise. A complete project, from acquisition, through development, permitting and sale, is a long-term endeavor. Typically, in the regions in which we operate, new housing, commercial and industrial developments require an assured water supply (for example, in Arizona, access to water supplies for at least 100 years is required) before a permit for the development will be issued.

We have acquired or developed water rights and water related assets in Arizona, California, Idaho, Nevada, and New Mexico. We also developed and operated our own water storage facility near Phoenix, Arizona, utilize water storage capacity operated by third parties in Arizona, and “bank,” or store, water with municipalities in Nevada and New Mexico.

We have also entered into “teaming” and joint resource development arrangements with third parties who have water assets but lack the capital or expertise to commercially develop these assets. The first of these arrangements was a water delivery teaming agreement in southern Nevada with the Lincoln County Water District (“Lincoln/Vidler”), which is developing water resources in Lincoln County, Nevada. In northern Nevada, we have also entered into a joint development agreement with Carson City and Lyon County, Nevada to develop and provide water resources in Lyon County as well as a water banking agreement with Washoe County in Reno, Nevada.

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

We owned the following significant water resource and water storage assets at December 31, 2015:

Fish Springs Ranch

We own a 51% membership interest in, and are the managing partner of, Fish Springs Ranch, LLC (“FSR”), which owns the Fish Springs Ranch and other properties totaling approximately 7,360 acres in Honey Lake Valley in Washoe County, approximately 40 miles north of Reno, Nevada. FSR also owns 12,984 acre-feet of permitted water rights related to the properties of which 7,984 acre-feet are designated as water credits, transferable to other areas within Washoe County (such as Reno and Sparks) to support community development. Currently, there is no regulatory approval to export the additional 5,000 acre-feet per year of water from FSR to support development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future. To date, we have funded all of the operational expenses, development, and construction costs incurred in this partnership. We are entitled to recover the amount we have funded and in addition, we are entitled to receive an annual financing cost of the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points from funding of the pipeline related expenditures, as we generate revenue from the sale of FSR water credits.

During 2006, we began construction of a pipeline and an electrical substation to provide the power required to pump the water to the north valleys region of Reno. In July 2008, we completed construction of and dedicated our pipeline and associated infrastructure to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and FSR. Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline and we own the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the north valley area of Reno. Our 7,984 acre-feet of water that has regulatory approval to be imported to the north valleys of Reno is available for sale under a Water Banking Agreement entered into between FSR and Washoe County. Under the Water Banking Agreement, Washoe County holds our water rights in trust. We can sell our water credits to developers, who must then dedicate the water to the local water utility for service. In December 2014, Washoe County Water Utilities merged with the Truckee Meadows Water Authority (“TMWA”), consolidating water supply service in Washoe County. Also effective at the end of 2014, FSR, Washoe County, and TMWA consented to the Assignment of the Water Banking Agreement and the IDA to the Truckee Meadows Water Authority.

During 2011, a recession and other poor economic conditions in the area, including a high rate of unemployment in Washoe County, caused the rate of population growth to slow considerably. In addition, the then issued population growth estimates from the Nevada State Demographer were significantly lower than previous population projections. These factors caused a decline in the estimated fair value of our water credits and pipeline rights to approximately $84.9 million compared to its then carrying value of $101.1 million. Consequently during 2011, we recorded a $16.2 million impairment loss to reflect the decrease in the estimated fair value of the asset. For similar reasons, during 2013, we recorded another impairment loss on this asset of $993,000.

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

We own water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights. On completion of our re-designation development process of the agriculture designated water rights to municipal and industrial use, we anticipate that we will have up to 4,000 acre-feet available for municipal use in Lyon County for future development, as and when demand occurs, principally by means of delivery through the new infrastructure we constructed.

Due to recession and prevailing economic conditions during 2010, including a high rate of unemployment in Lyon County, the rate of growth of development in the Dayton corridor had slowed considerably which caused a decline in the estimated fair value of our asset. Consequently, we recorded an impairment loss on this asset of $10.3 million in the fourth quarter of 2010.

Vidler Arizona Recharge Facility

We built and received the necessary permits to operate a full-scale water “recharge” facility that allows us to bank water underground in the Harquahala Valley, Arizona. “Recharge” is the process of placing water into storage underground. We have the permitted right, through September 2020, to recharge 100,000 acre-feet of water per year at the Vidler Arizona Recharge Facility, and we are permitted to store as much as one million acre-feet of water in the aquifer underlying much of the valley. When needed, the water will be “recovered,” or removed from storage, by ground water wells. This stored water creates a long term storage credit (“LTSC”).

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

While Arizona is the only southwestern state with surplus flows of Colorado River water available for storage, in recent years there has been little to no surplus flows available to us as drought conditions have reduced the flow of the Colorado River and other water users have fully utilized their water allocations. In the future, we do not anticipate purchasing and storing surplus flows of Colorado River water. At the end of 2015, we had LTSCs of approximately 251,000 acre-feet of water in storage at the facility. To date, we have not generated any revenue from selling our stored water at this facility.

Phoenix AMA Water Storage

As of December 31, 2015, we owned approximately 157,000 acre-feet of LTSCs stored in the Arizona Active Management Area (“AMA”), 126,000 acre-feet of which is in the Roosevelt Water Conservation District (“RWCD”). For the purposes of storing water, the RWCD is part of the Phoenix AMA, which corresponds to the Phoenix metropolitan area. Accordingly, water stored in the AMA may be recovered and used anywhere in the AMA and could have a variety of uses for commercial developments within the Phoenix metropolitan area. During 2011 and 2012 we acquired additional LTSCs in RWCD and also LTSCs in five other storage sites in the AMA. All of the storage sites we utilize within the AMA are operated by third parties.

Harquahala Valley Ground Water Basin

Any new residential development in Arizona must obtain a permit from the Arizona Department of Water Resources certifying a “designated assured water supply” sufficient to sustain the development for at least 100 years. Harquahala Valley groundwater meets the designation of assured water supply.

Under Arizona law, the property and water rights in the Harquahala Valley are located in one of three areas in the state from which groundwater may be withdrawn and transferred from a rural area to a metropolitan area. In July 1998, we were granted approval for the transportation of three acre-feet of groundwater per acre of previously irrigated ground, totaling 3,837 acre-feet of groundwater, from Harquahala Valley into the Phoenix-Scottsdale metropolitan area. During 2011, we were granted approval for 9,877 acre-feet of groundwater, which included the prior 3,837 acre-feet awarded.

We own 1,926 acres of land and have the ability to utilize 6,040 acre-feet of groundwater for development within the Harquahala Basin. The Analysis of Adequate Water Supply for the 6,040 acre-feet must be renewed before December 2021 in order to maintain these rights.

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

The Tule Desert Groundwater Basin water resources were developed by Lincoln/Vidler to support the Lincoln County Recreation, Conservation and Development Act of 2004 (the “Land Act”) and Vidler’s proposed Toquop Power generation project, as discussed below. The water permitted under the Settlement Agreement is anticipated to provide sufficient water resources to support the development of the Toquop Power generation project and a portion of Land Act properties.

Lincoln County Power Plant Project

We developed the Toquop Power project. We are finalizing the required studies and National Environmental Protection Act (“NEPA”) permits for the project. We continue to engage in discussions with potential energy generation partners capable of building a power generation facility in Lincoln County. We own 100% of this power plant project, as it is not part of the Lincoln/Vidler teaming agreement.

Kane Springs

In 2005, Lincoln/Vidler agreed to sell water to a developer of Coyote Springs, a new planned residential and commercial development 60 miles north of Las Vegas, as and when supplies were permitted from Lincoln/Vidler’s existing applications in Kane Springs, Nevada. Lincoln/Vidler currently has priority applications for approximately 17,375 acre-feet of water in Kane Springs for which the Nevada State Engineer has requested additional data before making a determination on the applications from this groundwater basin. The actual permits received may be for a lesser quantity, which cannot be accurately predicted.

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

The following table summarizes our other water rights and real estate assets at December 31, 2015:

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

In November 2014, we entered into an option agreement with a solar developer for the potential development of a solar power project of up to 180 megawatts.

Colorado:
Tunnel	Approximately 164 acre-feet of water rights. Located in Summit County (the Colorado Rockies), near Breckenridge.	63 acre-feet of water leased under long term leases. 101 acre-feet are available for sale or lease.
New Mexico:
Campbell Ranch
Application for a new appropriation of 717 acre-feet of ground water. Vidler is in partnership with the land owner. The water rights would be used for a new residential and commercial development.

Located 25 miles east of Albuquerque.

In November 2014, our application was denied by the New Mexico State Engineer causing us to record an impairment loss of $3.5 million which reduced the capitalized costs and other assets of this project to zero. We appealed this decision on November 19, 2014.

Lower Rio Grande Basin	Approximately 1,261 acre-feet of agricultural water rights. Located in Dona Ana and Sierra Counties.	Water is available for sale, lease or other partnering opportunities. In 2014, we entered into a long term lease for a portion of these water rights that continued into 2015.
Middle Rio Grande Basin	Approximately 101 acre-feet of municipal rights. 16 acre-feet currently under contract, expected to close prior to April 1, 2016. Located in Santa Fe and Bernalillo Counties.	Water is available for sale, lease, or other partnering opportunities.

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

On July 23, 2013, UCP, Inc. completed an initial public offering (“IPO”). Since our acquisition of UCP, LLC and through the completion of UCP’s IPO, UCP, LLC operated as a wholly owned subsidiary of the Company. Subsequent to the IPO, we have held a majority of the voting power of UCP, Inc. and of the economic interests of UCP, LLC, the subsidiary through which we operate our business. As of December 31, 2015, we owned 56.9% of the voting interest in UCP, Inc. and we owned 56.9% of the economic interests of UCP, LLC and UCP, Inc. owned 43.1% of the economic interests of UCP, LLC.

On April 10, 2014, we completed the acquisition of the assets and liabilities of Citizens Homes, Inc. (“Citizens”) used in the purchase of real estate and the construction and marketing of residential homes in North Carolina, South Carolina and Tennessee, (the “Citizens Acquisition”) in order to position us to expand our operations into markets located in North Carolina, South Carolina and Tennessee. The Citizens Acquisition provides increased scale and presence in established markets with immediate revenue opportunities through an established backlog. Additional synergies are expected in the areas of purchasing leverage and integrating the best practices in operational effectiveness.

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

As of December 31, 2015, we owned or controlled 5,878 lots, providing us with significant lot supply, which we believe will support our business strategy for a multi-year period. We believe that our sizable inventory of well-located land provides us with a significant opportunity to develop communities and design, construct, and sell homes under our Benchmark Communities brand. While we expect to opportunistically sell select residential lots to third-party homebuilders when we believe that will maximize our returns or lower our risk, we expect that homebuilding and home sales will constitute our primary means of generating revenue growth for the foreseeable future. As of December 31, 2015, we had 134 completed and 292 under construction homes including 51 model homes, which we believe to be appropriate for our current growth plans.

When acquiring real estate assets, we focus on seeking maximum long-term risk-adjusted returns. Our underwriting and operating philosophies emphasize capital preservation, risk identification and mitigation, and risk-adjusted returns. We seek to mitigate our exposure to market downturns and capitalize on market upturns through the following key strategies:

•
identifying and regularly reviewing the risks associated with our assets and business, including market, entitlement and environmental risks, and structuring transactions to minimize the impact of those risks;

•	maintaining high quality in our construction activities;

•	maintaining a strong balance sheet, using a prudent amount of leverage;

•	leveraging our purchasing power and controlling costs;

•	attracting highly experienced professionals and encouraging them to maintain a deep understanding and ownership of their respective disciplines;

•	maintaining a strong corporate culture that is based on our core values, including integrity, honesty, transparency, innovation, quality and excellence; and

•	maintaining rigorous supervision over our operations.

Markets

We operate in five states in two distinct markets, West and Southeast. In our Western market our operations are homebuilding and land development and in our Southeastern market our operations are mainly homebuilding. We believe that these areas have attractive residential real estate investment characteristics, such as favorable long-term population demographics, a demand for single-family housing that often exceeds available supply, large and growing employment bases, and the ability to generate above-average returns. We continue to experience significant homebuilding and land development opportunities in our current markets and are evaluating potential expansion opportunities in other markets that we believe have attractive long-term investment characteristics.

State	Market(s)
West
California	Central Valley area (Fresno and Madera counties)
Monterey Bay area (Monterey County)
South San Francisco Bay area (Santa Clara and San Benito counties)
Southern California (Los Angeles, Ventura and Kern counties)
Washington	Puget Sound area (King, Snohomish, Thurston and Kitsap counties)

Southeast
North Carolina	Charlotte area
South Carolina	Myrtle Beach area
Tennessee	Nashville area

Homebuilding Operations

We build homes through our wholly owned homebuilding subsidiary, Benchmark Communities. Benchmark Communities operates under the principle that “Everything Matters!” This principle underlies all phases of our new home process including planning, design, construction, sales and the customer experience. We are diversified by product offering, which we believe reduces our exposure to any particular market or customer segment. We decide to target specific and identifiable buyer segments by project and geographic market, in part dictated by each particular asset, its location, topography and competitive market positioning, and the amenities of the surrounding area and the community in which it is located.

We believe our customers look for distinctive new homes; accordingly, we design homes in thoughtful and creative ways to create homes that we expect buyers will find highly desirable. We seek to accomplish this by collecting and analyzing information about the characteristics of our target buyer segments and incorporating our analysis into new home designs. We source information about our target buyer segments from our experience selling new homes and through market research that enables us to identify design preferences that we believe will appeal to our customers. We target diverse buyer segments, including first-time buyers, first-time move-up buyers, second-time move-up buyers and active-adult buyers. Most of our communities target multiple buyer segments, enabling us to seek increased sales pace and reduce our dependence on any single buyer segment.

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

Customer Experience

We seek to make the home buying experience friendly, effective and efficient. Our integrated quality assurance and customer care functions assign the same personnel at each community the responsibility for monitoring quality control and managing the customer experience. As a standard practice, we seek to communicate with each homeowner multiple times during their first two years of ownership in an effort to ensure satisfaction with their new home. Additionally, we monitor the effectiveness of our customer experience efforts with third-party surveys that measure our home buyers’ perception of the quality of our homes and the responsiveness of our customer service. Our customer experience program seeks to optimize customer care in terms of availability, response time and effectiveness, and we believe that it reduces our exposure to future liability claims. We believe that our continuing commitment to quality and the customer experience provides a compelling value proposition for prospective home buyers and reduces our exposure to long-term construction defect claims.

Homebuilding, Marketing and Sales Process

We realize that homebuilding is a local business. As a result we focus on the unique characteristics of each market. In our West homebuilding market, consistent with local market custom, we typically release for sale and construct homes in phases of four to twelve homes based upon projected sales rates. In our Southeast market, consistent with local market custom, we typically release lots for sale in phases of eight to twenty lots allowing customers to select a specific home on their chosen lot.

In both markets, we adhere to an “even flow” construction methodology that allows us to standardize the timing of new home starts in order to reduce labor and material costs and administrative inefficiencies in the construction process. Our even-flow method provides visibility to our material suppliers, vendors and subcontractors, helping them balance their labor and material needs consistently over time, which we believe results in higher-quality craftsmanship and lower production costs to us. Our even-flow method provides us enhanced visibility, oversight, and control of the production process, and allows us to more effectively manage our working capital accounts.

We routinely monitor and actively manage our even flow production process to align with prevailing and expected future unit absorption trends. In the event our inventory builds faster than homes are sold, we will typically halt construction when homes are structurally complete, but prior to the selection of certain amenities, such as flooring and counter tops, until we have entered into a sales contract and received a non-refundable customer deposit. This process allows us to reduce the amount of capital invested in our inventory of homes until homes are under contract and allows buyers to select and customize certain non-structural elements of the home.

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

We typically staff two professional sales personnel at each of our communities. Our in-house sales teams have offices in their respective model complex and are responsible for selling homes, interfacing with customers between the time a sales contract is executed and the home sale closes, and coordinating with our escrow management department. Our sales personnel work with potential buyers to determine their unique needs and then by demonstrating the functionality and livability of our homes with floor plans, price information, development and construction timetables, tours of model homes and the selection of amenities. Our sales personnel are internally trained, generally have prior experience selling new homes in their respective markets, and are licensed by applicable real estate oversight agencies.

Model homes are one of our primary sales tools. Depending on the amount of time we expect it will take to complete sales at a community and the number of different homes we are offering, we typically build between two and four model homes. As of December 31, 2015, we owned 51 completed and seven under construction model homes. Our marketing staff uses interior designers, architects and color consultants to create model homes designed to appeal to our targeted buyer segments. Our models typically include features that are included in the base price of the particular home model, and options and upgrades that a home buyer may elect to purchase. We often use an on-site design center that offers our customers the opportunity to purchase various options and upgrades and provides additional revenue opportunities. The on-site design center experience enhances our customer’s experience.

Home Buyer Financing

The majority of our home buyers finance a significant portion of the purchase price of their home with long-term mortgage financing. We assist prospective purchasers in obtaining mortgage financing by providing referrals to one of our preferred lenders. Our preferred lenders have a track record of offering our customers competitive rates and terms, a desire to enhance our customer’s experience and the ability to perform on an agreed schedule in order to meet our expectations and those of our customers. Through our lender referral process, we seek to reduce the challenges our customers encounter when trying to obtain mortgage financing for our homes.

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

Warranty Program

We provide a “fit and finish” warranty on our home sales that covers workmanship and materials consistent with local market custom (two years in the West homebuilding market and one year in the Southeast homebuilding market). As is customary in the homebuilding industry, our trade partners who build our homes sign contracts with the provision to provide warranty repairs inside the fit and finish warranty period, including structural and water intrusion repairs up to the period designated by the respective State’s Statute of Repose.

Along with our homeowners receiving warranty information, they also receive important home maintenance guidelines in an effort to help them enjoy and prolong the durability of their home. Customers who actively and correctly maintain their home not only protect the value of their home, but minimize the longer-term risk to us that is normally associated with homes that are not properly maintained.

The limited warranty covering construction defects is transferable to subsequent buyers not under direct contract with us and requires that home buyers agree to the conditions, restrictions and procedures set forth in the warranty. We accrue estimated warranty costs based upon our estimates of the expense we expect to incur for work under warranty.

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

We benefit from the long-standing relationships our executive management team at UCP has with key land owners, brokers, lenders, as well as development and real estate companies in our market. These relationships have provided us with opportunities to evaluate and privately negotiate acquisitions outside of a broader marketing process. In addition, we believe that our financial position, positive reputation in our markets among potential land sellers and brokers, as well as our track record of acquiring lots since 2008, provide land sellers and brokers confidence that we will consummate transactions in a highly professional, efficient and transparent manner. Our ability to regularly do so in turn strengthens these relationships for future opportunities. We believe our relationships with land owners and brokers will continue to provide opportunities to source land acquisitions prior to a full marketing process, helping us to maintain a significant pipeline of opportunities on favorable terms and prices.

The land development process in our markets can be very complex and often requires highly-experienced individuals that can respond to numerous unforeseen challenges with a high degree of competency and integrity. We actively seek land acquisition opportunities where others might seek to avoid complexities, as we believe we can add significant value through our expertise in entitlements, re-entitlements, horizontal land planning and development.

Acquisition Process

Our ability to identify, evaluate and acquire land in desirable locations and on favorable terms is critical to our success. We evaluate land opportunities based on risk-adjusted returns and employ a rigorous due diligence process to identify risks, which we then seek to mitigate.

We leverage our relationships with land owners, brokers, developers and financial institutions, and our history of purchasing land since 2008, to seek the “first look” at land acquisition opportunities or to evaluate opportunities before they are broadly marketed. We use a variety of transaction structures, including purchase and option contracts, to maximize our risk-adjusted return, with particular emphasis on reducing our risk, conserving our capital while accommodating the particular needs of each seller.

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

We selectively evaluate expansion opportunities in our existing markets as well as new markets that we believe have attractive long-term investment characteristics. These characteristics include, among others, demand for single-family housing that exceeds available supply, well regarded educational systems and institutions, high educational attainment levels, desirable transportation infrastructure, proximity to major trade corridors, positive employment trends, diverse employment bases and high barriers to the development of residential real estate, such as geographic or political factors.

Owned and Controlled Lots

The following tables present certain information with respect to our owned or controlled lots, which were pursuant to purchase or option contracts:

	As of December 31, 2015
	Owned	Controlled(1)	Total
West	3,869	415	4,284
Southeast	882	712	1,594
Total	4,751	1,127	5,878

	As of December 31, 2014
	Owned	Controlled(1)	Total
West	4,410	469	4,879
Southeast	1,033	456	1,489
Total	5,443	925	6,368

(1)	Controlled lots are those subject to a purchase or option contract.

Our property portfolio consisted of 93 communities in 39 cities in our West and Southeast markets as of December 31, 2015 and 83 communities in 38 cities in our West and Southeast markets as of December 31, 2014.

Our Financing Strategy

We intend to use debt and equity as part of our ongoing financing strategy at UCP, coupled with redeployment of cash flows from continuing operations. This strategy provides us with the financial flexibility to access capital on attractive terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. We attempt to match the duration of our real estate assets with the duration of the capital that finances each real estate asset.

Our indebtedness in this segment is primarily comprised of senior notes due in 2017, and project-level secured acquisition, development and construction loans. Substantially all of UCP’s project debt is guaranteed by UCP, LLC and UCP, Inc. We consider a number of factors when evaluating our level of indebtedness and when making decisions regarding the incurrence of new indebtedness, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets, the expected asset’s duration, and the ability of particular assets to generate cash flow to cover the expected debt service.

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

Seasonality

The homebuilding industry generally exhibits seasonality. We have historically experienced, and in the future expect to continue to experience, variability in our operating results and capital needs on a quarterly basis. Although we enter into home sales contracts throughout the year, a significant portion of our sales activity takes place during the spring and summer, with the corresponding closings taking place during the fall and winter. Additionally, our capital needs are typically greater during the spring and summer when we are building homes for delivery later in the year. Accordingly, our revenue may fluctuate significantly on a quarterly basis, and we must maintain sufficient liquidity to meet short-term operating requirements. As a result of seasonal variation, our quarterly results of operations and financial position at the end of a particular quarter are not necessarily representative of the results we expect at year-end.

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

We compete directly with a number of large national homebuilders such as D. R. Horton Inc., Pulte Group, Inc., and Lennar Corporation who are larger than we are and may have greater financial and operational resources than we do. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices, purchasing land and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business.

Our Corporate Segment

Our corporate segment includes investments in small businesses, typically venture capital-type situations, which are reported in this segment until they meet the requirements for separate segment reporting. In addition, the segment includes the results from a portfolio of equity securities in publicly traded companies, the results of deferred compensation investment assets held in trust for the benefit of several PICO officers and non-employee directors and the corresponding and offsetting deferred compensation liabilities, and corporate overhead expenses.

The following are the most significant investments in small businesses that we currently own:

We own common and preferred stock of, and have made a loan to Mindjet Inc. (“Mindjet”), a privately held company located in San Francisco, California that provides software to help business innovation by providing a framework to build sustainable, predictable, and repeatable innovation processes. The company markets its products worldwide and has offices in the United States, Germany, France, Japan, Australia, and the United Kingdom. The investment balances in Mindjet are held at cost and included in investments in our consolidated financial statements while the outstanding loan balance is included in other assets. At December 31, 2015, we controlled 19.3% of the voting stock of the company and the carrying value of our total investment in Mindjet was $2.2 million, comprised of $1.3 million in preferred stock and a loan of $886,000 that we expect to be converted into additional preferred stock during the first quarter of 2016.

We operate Mendell Energy, LLC (“Mendell”), a wholly owned oil and gas venture which owns and operates oil and gas leases, primarily located within the Wattenberg Field in Colorado. Currently, we own approximately 780 acres of oil and gas leases in the Wattenburg Field and have drilled and completed four wells on our leased properties. To date, we have developed the Wattenburg acreage by constructing additional drill sites and a production facility and we obtained permits for several additional wells. In addition, we also own 640 acres of oil and gas leases in Wyoming. In November 2013, we entered into an administrative service agreement with a private company that we pay to assist in the management, operation, direction, and supervision of these oil and gas operations. At December 31, 2015, we had a net carrying value of approximately $2.5 million in this business venture.

We own preferred stock in Synthonics, a preclinical stage biopharmaceutical company focused on the development and discovery of patentable small molecule drugs that incorporate a metal coordination chemistry. The company targets approved drugs, advanced clinical candidates or previously studied compounds with pharmacokinetic properties that are believed to limit the drugs’ clinical safety, tolerability or efficacy and can be improved through metal coordination. Metal coordination entails attaching a pharmaceutically acceptable metal, such as magnesium, calcium, zinc or bismuth, to an active agent to create a new, patentable compound. The company believes its approach enables more efficient and less expensive drug discovery and clinical development than conventional drug research and development approaches. The company intends to license one or more of the drugs to integrated pharmaceutical companies that would assist in the development of such drugs and assume responsibility for their approval, marketing and distribution. However, they have not commercialized any products or generated any significant revenue to date, and expect to incur operating losses into the foreseeable future. Mr. Slepicka, a director of our Company, co-founded Synthonics and is currently their Chairman, Chief Executive Officer and acting Chief Financial Officer. Mr. Slepicka, along with the other officers of Synthonics, own the majority of the outstanding stock of Synthonics. At December 31, 2015, we owned 18.3% of the voting interest of the company. We made our initial investment in Synthonics during 2010 when we purchased 273,229 shares of series D convertible voting preferred stock for $2.1 million. In2013, we invested $110,000 for an additional 15,000 shares of the same series D convertible voting preferred stock. In February 2014, we initiated a $400,000 line of credit to Synthonics which bore interest at 15% per annum and in May 2014, we increased the line to $450,000. The outstanding balance of the line of credit and accrued interest was repaid in April 2015. The investment is held at cost and is included in investments in our consolidated financial statements and the outstanding balance of the line of credit was included in other assets.

It is reasonably possible given the volatile nature of the oil and gas, software, and biopharmaceutical industries that circumstances may change in the future which could require us to record impairment losses on our investments in small businesses included in this segment.

Employees

At December 31, 2015, PICO had 220 employees.

Executive Officers

The executive officers of PICO are:

Name	Age	Position
John R. Hart	56	President, Chief Executive Officer and Director
Maxim C. W. Webb	54	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
John T. Perri	46	Vice President, and Chief Accounting Officer

Mr. Hart has served as our President and Chief Executive Officer and as a member of our board of directors since 1996. Mr. Hart also serves as an officer and/or director of our most significant subsidiaries: Vidler Water Company, Inc. (director since 1995, chairman since 1997 and chief executive officer since 1998); and UCP, Inc. (since May 2013). From 1997 to 2006, Mr. Hart was a director of HyperFeed Technologies, Inc., an 80% owned subsidiary which was dissolved in 2009 following bankruptcy proceedings, where he served as chairman of the nominating committee and as a member of the compensation committee.

Mr. Webb has served as our Chief Financial Officer and Treasurer since May 2001 and as Executive Vice President since 2008. Mr. Webb was appointed as our Secretary in May 2014. Mr. Webb serves as a director of UCP, Inc. (since May 2013) and as an officer of Vidler Water Company, Inc. (since 2001).

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

General economic conditions could have a material adverse effect on our financial results, financial condition and the demand for and the fair value of our assets.

All of our businesses are sensitive to general economic conditions, whether internationally, nationally, or locally. General poor economic conditions and the resulting effect of non-existent or slow rates of growth in the markets in which we operate could have a material adverse effect on the demand for both our real estate and water assets. These poor economic conditions include higher unemployment, inflation, deflation, decreases in consumer demand, changes in buying patterns, a weakened dollar, higher consumer debt levels, and higher tax rates and other changes in tax laws or other economic factors that may affect commercial and residential real estate development.

Specifically, high national or regional unemployment may arrest or delay any significant recovery of the residential real estate markets in which we operate, which could adversely affect the demand for our real estate and water assets. Any prolonged lack of demand for our real estate and water assets could have a significant adverse effect on our revenues, results of operations, cash flows, and the return on our investment from these assets.

Our future revenue is uncertain and depends on a number of factors that may make our revenue, profitability, cash flows, and the fair value of our assets volatile.

Our future revenue and profitability related to our water resource and water storage operations will primarily be dependent on our ability to develop and sell or lease water assets. In light of the fact that our water resource and water storage operations represent a large percentage of our overall business at present, our long-term profitability and the fair value of the assets related to our water resource and water storage operations will be affected by various factors, including the drought in the southwest, regulatory approvals and permits associated with such assets, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resource and water storage development projects. Moreover, our profitability and the fair value of the assets related to our water resource and water storage operations is significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic and technological factors as well as the relative strength of the residential, commercial, financial, and industrial real estate markets. Additionally, to the extent that we possess junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders. The factors described above are not within our control.

Our future revenue, growth, and the demand for and the fair value of our assets related to our land development and homebuilding activities depends, in part, upon our ability to successfully identify and acquire attractive land parcels for development of single-family homes at reasonable prices. Our ability to acquire land parcels for new single-family homes may be adversely affected by changes in the general availability of land parcels, the willingness of land sellers to sell land prices at reasonable prices, competition for available land parcels, availability of financing to acquire land parcels, zoning and other market conditions. If the supply of land parcels appropriate for development of single-family homes is limited because of these factors, or for any other reason, our ability to grow and increase the fair value of our assets related to our land development and homebuilding business could be significantly limited, and our land development and homebuilding revenue and gross margin could remain static or decline and it could adversely affect the return on our investment from these assets.

One or more of the above factors in one or more of our operating segments could impact our revenue and profitability, negatively affect our financial condition and cash flows, cause our results of operations to be volatile, and could negatively impact our rate of return on our real estate and water assets and cause us to divest such assets for less than our intended return on our investment.

A downturn in the recent improvement that the homebuilding and land development industry has experienced would materially adversely affect our business, results of operations, and the demand for and the fair value of our assets.

The homebuilding industry experienced a significant and sustained downturn in recent years having been impacted by factors that include, but are not limited to, weak general economic and employment growth, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home and tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets where a substantial amount of our real estate and water assets are located, including the states of Nevada, Arizona, California, Colorado, and New Mexico. However, in 2012, we noted a significant improvement in the housing market which led to increased levels of real estate development activity. The continuation of the recent improvement in residential and commercial real estate development process and activity is essential for our ability to generate operating income in our water resource and water storage, and land development and homebuilding businesses. We are unable to predict whether and to what extent this recovery will continue or its timing. Any future slow-down in real estate and homebuilding activity could adversely impact various development projects within the markets in which our real estate and water assets are located and this could materially affect the demand for and the fair value of these assets and our ability to monetize these assets. Declines and weak conditions in the U.S. housing market have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses in prior years and could do so in the future.

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

Both the demand and fair value of our real estate and water assets are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located. These local economies may be affected by factors such as the local level of employment and the availability of financing and interest rates, where (1) our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in Colorado and New Mexico and (2) our land development and homebuilding assets are located, primarily in California and also Washington, North Carolina, South Carolina and Tennessee. The unemployment rate in these states, as well as issues related to the credit markets, may prolong a slowdown of the local economies where our real estate and water assets are located. This could materially and adversely affect the demand for and the fair value of our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment from these assets.

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

Our water resource and water storage operations are concentrated in a limited number of assets, making our profitability and the fair value of those assets vulnerable to conditions and fluctuations in a limited number of local economies.

We anticipate that a significant amount of our water resource and water storage segment revenue, results of operations and cash flows will come from a limited number of assets, which primarily consist of our water resources in Nevada and Arizona and our water storage operations in Arizona. Water resources in this region are scarce and we may not be successful in continuing to develop additional water assets. If we are unable to develop additional water assets, our revenues will be derived from a limited number of assets, primarily located in Arizona and Nevada. Our two most significant assets are our water storage operations in Arizona and our water resources to serve the northern valleys of Reno, Nevada. As a result of this concentration, our invested capital and results of operations will be vulnerable to the conditions and fluctuations in these local economies and potentially to changes in local government regulations.

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of December 31, 2015, the total cost of the pipeline project, including our water credits, (net of impairment losses incurred to date) carried on our balance sheet is approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets.

We are subject to laws and regulations, which may increase our costs, result in liabilities, limit the areas in which we can build homes and delay completion of our projects.

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

Our real estate operations are also subject to numerous other laws and regulations that affect the land development and homebuilding process, including laws and regulations related to zoning, permitted land uses, levels of density, building design, water and waste disposal and use of open spaces. We are typically required to obtain permits, entitlements and approvals from local authorities to start and carry out residential development or home construction. Such permits, entitlements and approvals may, from time-to-time, be opposed or challenged by local governments or other interested parties, adding delays, costs and risks of non-approval to the process. Our obligation to comply with the laws and regulations under which we operate, and our need to ensure that our subcontractors and other agents comply with these laws and regulations may result in delays in construction and land development and may also cause us to incur substantial additional and unbudgeted costs.

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

If we do not have sufficient funds to repay our debt at maturity, it may be necessary to refinance the debt through additional debt or additional equity financings which could dilute our interest in our land development and homebuilding business. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancing, increases in interest expense could adversely affect our cash flows and results of operations. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of our land development and housing assets on disadvantageous terms, potentially resulting in losses. To the extent we cannot meet any future debt service obligations, we will risk losing some or all of our assets that may be pledged to secure our obligations to foreclosure. Defaults under our debt agreements used to finance a portion of the cost of constructing homes and acquiring and developing lots could have a material adverse effect on our land development and homebuilding business, prospects, liquidity, financial condition, results of operations, and the return on our investment from those assets.

We may be subject to significant warranty, construction defect and liability claims in the ordinary course of our homebuilding business.

As a homebuilder, we may be subject to home warranty and construction defect claims arising in the ordinary course of business. We may also be subject to liability claims for injuries that occur in the course of construction activities. Due to the inherent uncertainties in such claims, we cannot provide assurance that our insurance coverage or our subcontractors’ insurance and financial resources will be sufficient to meet any warranty, construction defect and liability claims we may receive in the future. If we are subject to claims beyond our insurance coverage, our profit from our homebuilding activities may be less than we expect and our financial condition and the return on our investment from those assets may be adversely affected.

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

To successfully market and sell the homes we construct depends on the ability of home buyers to obtain mortgage financing for the purchase of these new homes. Current credit requirements for mortgage financing are significantly greater than in the past which makes it more difficult for a potential home buyer to obtain mortgage financing. In addition, any significant increase in interest rates from current rates may also lead to increased mortgage finance costs leading to a decline in demand and availability of mortgage financing. Any decline in the availability of mortgage financing may lead to a reduced demand for the homes we have already constructed, or intend to construct. Furthermore, the demand for homes in general, and the homes we intend to construct, may be affected by changes in federal and state income tax laws. Current federal, and many state, tax laws allow the deduction of, among other homeowner expenses, mortgage interest and property taxes against an individual’s taxable income. Any changes to the current tax laws which reduce or eliminate these deductions, or reduce or eliminate the exclusion of taxable gain from the sale of a principal residence, would likely lead to a greatly reduced demand for homes. This would lead to a materially adverse impact on the homebuilding business, and the fair value of those assets in general, and our revenues, cash flows, financial condition, and the return on our investment from those assets specifically.

UCP has substantial indebtedness, which may exacerbate the adverse effect of any declines in UCP’s business, industry or the general economy and exposes UCP to the risk of default. UCP may be unable to service their indebtedness.

As of December 31, 2015, UCP had approximately $157.5 million of outstanding debt. UCP’s substantial outstanding indebtedness, and the limitations imposed on UCP by the instruments and agreements governing its outstanding indebtedness, could have significant adverse consequences, including the following:

•	UCP’s cash flow may be insufficient to meet its required principal and interest payments;

•
UCP may use a substantial portion of their cash flows to make principal and interest payments and UCP may be unable to obtain additional financing as needed or on favorable terms, which could, among other things, have a material adverse effect on their ability to complete our development pipeline, capitalize upon emerging acquisition opportunities, fund working capital or capital expenditures, or meet their other business needs;

•	UCP may be unable to refinance its indebtedness at maturity or the refinancing terms may be less favorable than the terms of their original indebtedness;

•	UCP may be forced to dispose of one or more of their properties, possibly on unfavorable terms or in violation of certain covenants to which UCP may be subject;

•
UCP may be required to maintain certain debt and coverage and other financial ratios at specified levels, which may limit their ability to obtain additional financing in the future, thereby reducing their financial flexibility to react to changes in their business;

•	UCP’s vulnerability to general adverse economic and industry conditions may be increased;

•	approximately $75.2 million of UCP’s indebtedness bears interest at variable rates, which exposes it to increased interest expense in a rising interest rate environment;

•	UCP may be at a competitive disadvantage relative to its competitors that have less indebtedness;

•	UCP’s flexibility in planning for, or reacting to, changes in their business and the markets in which UCP operates may be limited; and

•
UCP may default on its indebtedness by failure to make required payments or to comply with certain covenants, which could result in an event of default entitling a creditor to declare all amounts owed to it to be due and payable, and possibly entitling other creditors (due to cross-default or cross-acceleration provisions) to accelerate the maturity of amounts owed to such other creditors or, if such indebtedness is secured, to foreclose on UCP’s assets that secure such obligation.

The occurrence of any one of these events could have a material adverse effect on our financial condition, liquidity, results of operations and/or business.

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

We have filed certain water rights applications in Nevada and New Mexico. In Nevada this is primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required. We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, legal and consulting costs for hearings with the State Engineer, and NEPA compliance costs. Until the State Engineer in the relevant state permits the water rights we are applying for, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights, if any, that will be permitted by the State Engineers. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that may be permitted may result in the write down of capitalized costs which could adversely affect the return on our investment from those assets, our revenues, results of operations, and cash flows.

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

The quality of the water assets we lease or sell may be subject to regulation by the United States Environmental Protection Agency acting pursuant to the United States Safe Drinking Water Act. While environmental regulations do not directly affect us, the regulations regarding the quality of water distributed affects our intended customers and may, therefore, depending on the quality of our water, impact the price and terms upon which we may in the future sell our water assets. If we need to reduce the price of our water assets in order to make a sale to our intended customers, our balance sheet, return on investment, results of operations and financial condition could suffer.

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

If we are unable to effectively transfer, sell and convey water resources, our ability to monetize these assets will suffer and our return on investment, revenues and financial condition would decline.

If our businesses or investments otherwise fail or decline in value, our financial condition and the return on our investment could suffer.

Historically, we have acquired and invested in businesses and assets that we believed were undervalued or that would benefit from additional capital, restructuring of operations, strategic initiatives, or improved competitiveness through operational efficiencies. If any previously acquired business, investment or asset fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations and cash flows. If we are not successful managing our previous acquisitions and investments, our business, financial condition, results of operations and cash flows could be materially affected. Such business failures, declines in fair values, and/or failure to manage acquisitions or investments, could result in a negative return on equity. We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and equity.

Future dispositions of our businesses, assets, operations and investments, if unsuccessful, could reduce the value of our common shares. Any future dispositions may result in significant changes in the composition of our assets and liabilities. Consequently, our financial condition, results of operations and the trading price of our common shares may be affected by factors different from those historically affecting our financial condition, results of operations and trading price at the present time.

We may need additional capital in the future to fund our business and financing may not be available on favorable terms, if at all, or without dilution to our shareholders.

We currently anticipate that our available capital resources and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide any assurance that such resources will be sufficient to fund our business. We may raise additional funds through public or private debt, equity or hybrid securities financings, including, without limitation, through the issuance of securities. We currently have an effective shelf registration statement which allows us to sell up to $400 million of a variety of securities in one or more offerings in the public markets.

We may experience difficulty in raising necessary capital in view of the recent volatility in the capital markets and increases in the cost of finance. Increasingly stringent rating standards could make it more difficult for us to obtain financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. The additional financing we may need may not be available to us, or on favorable terms. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations or otherwise execute our strategic plan would be significantly limited. In any such case, our business, operating results or financial condition could be materially adversely affected.

Our ability to utilize net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2015, we had federal and state net operating loss carryforwards of approximately $134.5 million and $186.3 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

We may not be able to retain key management personnel we need to succeed, which could adversely affect our ability to successfully operate our businesses.

To run our day-to-day operations and to successfully manage our businesses we must, among other things, continue to attract and retain key management. We rely on the services of a small team of key executive officers. If they depart, it could have a significant adverse effect upon our business. Mr. Hart, our CEO, is key to the implementation of our strategic focus, and our ability to successfully execute our current strategy is dependent upon our ability to retain his services. Also, increased competition for skilled management and staff employees in our businesses could cause us to experience significant increases in operating costs and reduced profitability.

Because our operations are diverse, analysts and investors may not be able to evaluate us adequately, which may negatively influence the price of our stock.

We are a diversified holding company with significant operations in different business segments. We own businesses that are unique, complex in nature, and difficult to understand. In particular, the water resource business is a developing industry in the United States with very little historical and comparable data, very complex valuation issues and a limited following of analysts. Because we are complex, analysts and investors may not be able to adequately evaluate our operations and enterprise as a going concern. This could cause analysts and investors to make inaccurate evaluations of our stock, or to overlook PICO in general. As a result, the trading volume and price of our stock could suffer and may be subject to excessive volatility.

Fluctuations in the market price of our common stock may affect your ability to sell your shares.

The trading price of our common stock has historically been, and we expect will continue to be, subject to fluctuations. The market price of our common stock may be significantly impacted by:

•	quarterly variations in financial performance and condition of our various businesses;

•	shortfalls in revenue or earnings from estimates forecast by securities analysts or others;

•	changes in estimates by such analysts;

•	the ability to monetize our assets, including assets related to our water resource and real estate businesses, for an adequate economic return;

•	our competitors’ announcements of extraordinary events such as acquisitions;

•	litigation; and

•	general economic conditions and other matters described herein.

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include the inclusion or exclusion of operating earnings from sold operations, one time transactions, and impairment losses. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock. Such fluctuations in the market price of our common stock could affect the value of your investment and your ability to sell your shares.

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

We are the subject of stockholder activism efforts that could cause a material disruption to our business.

Certain investors have taken steps to involve themselves in the governance and strategic direction of our company due to governance and strategic-related disagreements with us. For example, Leder Holdings, LLC, and other affiliated entities controlled by Sean M. Leder, have sought to solicit shareholder consents to call a special meeting of our shareholders to, among other things, remove four of our current directors. In addition, we have received communications from other investors, including Central Square Management LLC, regarding the governance and strategic direction of our company. Such stockholder activism efforts could result in substantial costs and a further diversion of management’s attention and resources, which could harm our business and adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in La Jolla, California for our principal executive offices. Our water resource and water storage operations lease office space in Carson City, Nevada. Our real estate operations lease office space in San Jose, California; Fresno, California; Valencia, California, and Bellevue, Washington; Charlotte and Raleigh, North Carolina; Myrtle Beach, South Carolina; and Nashville, Tennessee. Our discontinued agribusiness operations lease office space in Fargo, North Dakota. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing facilities are suitable and adequate to meet our current business requirements and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

We have significant holdings of real estate and water assets in the southwestern United States. For a description of our real estate and water assets, see “Item 1 - Operating Segments and Major Subsidiary Companies.”

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our subsidiaries are parties to any potentially material pending legal proceedings other than the following.

We are subject to various other litigation matters that arise in the ordinary course of its business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material effect on our consolidated financial position, results of operations, or cash flows. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on our business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on our consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

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

	2015		2014
	High	Low	High	Low
First Quarter	$19.04	$14.97	$26.36	$22.80
Second Quarter	$19.20	$14.61	$26.18	$22.05
Third Quarter	$14.88	$9.68	$24.45	$19.72
Fourth Quarter	$11.27	$8.95	$22.48	$16.83

On March 7, 2016, the closing sale price of our common stock was $9.51 and there were approximately 424 holders of record.

We have not declared or paid any dividends during the last two years. Any future decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our ability to monetize assets, our results of operations, financial condition, capital requirements, and other factors our board of directors may deem relevant.

The indentures under which UCP’s 8.5% notes payable due 2017 were issued contain certain restrictive covenants, including limitations on payment of dividends by UCP. UCP has not declared or paid any dividends since its IPO, and do not expect to pay any dividends in the foreseeable future.

Company Stock Performance Graph

This graph compares the total return on an indexed basis of a $100 investment in PICO common stock, the Standard & Poor’s 500 Index, and the Russell 2000 Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year in that calendar year.

The stock price performance shown on the graph is not necessarily indicative of future price performance.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/2015 - 10/31/15	—	—	—	—
11/1/2015 - 11/30/15	—	—	—	—
12/1/2015 - 12/31/15	—	—	—	—

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Results	(In thousands, except per share data)
Revenues and other income:
Sale of real estate and water assets	$282,681	$192,368	$116,776	$59,020	$55,679
Sale of software			13,649
Impairment loss on investment in unconsolidated affiliate	(20,696)	(1,078)
Other income	4,678	1,198	29,756	5,756	9,151
Total revenues and other income	$266,663	$192,488	$160,181	$64,776	$64,830

Loss from continuing operations	$(31,611)	$(45,531)	$(5,929)	$(15,855)	$(56,677)
Net loss from discontinued operations, net of tax	(49,268)	(14,074)	(23,265)	(15,797)	6,875
Net (income) loss attributable to noncontrolling interests	(979)	7,180	6,896	2,579	(4,740)
Net loss attributable to PICO Holdings, Inc.	$(81,858)	$(52,425)	$(22,298)	$(29,073)	$(54,542)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(1.49)	$(1.76)	$(0.09)	$(0.66)	$(2.74)
Income (loss) from discontinued operations	$(2.07)	$(0.54)	$(0.89)	$(0.62)	$0.33
Net loss per common share – basic and diluted	$(3.56)	$(2.30)	$(0.98)	$(1.28)	$(2.41)
Weighted average shares outstanding – basic and diluted	23,014	22,802	22,742	22,755	22,670

	As of December 31,
	2015	2014	2013	2012	2011
Financial Condition	(In thousands, except per share data)
Total assets (1)	$654,816	$651,890	$607,547	$501,213	$488,353
Debt (1)	$157,490	$135,451	$48,325	$46,508	$47,431
Net assets of discontinued operations	$8,185	$57,966	$61,045	$66,117	$114,038
Total liabilities (1)	$228,997	$198,311	$103,747	$88,834	$92,729
Total PICO Holdings, Inc. shareholders’ equity	$346,412	$425,481	$472,889	$473,225	$501,812
Book value per share (2)	$15.04	$18.50	$20.79	$20.82	$22.10

(1) Excludes balances classified as discontinued operations.

(2) Book value per share is computed by dividing total PICO Holdings, Inc. shareholders’ equity by the net of total shares issued less shares held as treasury shares.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our Company. The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes, presented later in this Annual Report on Form 10-K. The MD&A includes the following sections:

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

Over the past five years, the population growth of these states also exceeded the national growth rate collectively and individually, with the exception of New Mexico. According to the Census Bureau’s estimate of state population changes for the period April 1, 2010 to July 1, 2015, Nevada’s growth rate was 7%, Arizona 6.8%, Colorado 8.5%, and New Mexico 1.3%. These population growth statistics compare to the national total growth rate of 4.1% over the same period.

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

Arizona

We own 157,000 LTSCs, within the Phoenix AMA and 251,000 LTSCs in the Vidler Recharge site in Harquahala Valley.

During 2015, several market catalysts with respect to our LTSCs continued to emerge including the continuing drought in the western United States, continued structural deficits on the Colorado River system, Indian Firming and Settlement obligations by the state of Arizona and increased water demand from overall growth in Arizona. These supply and demand dynamics have led to increasing interest from parties contemplating buying our LTSCs and sale and purchase transactions at prices that we believe reflect the true value of LTSCs.

Arizona has an obligation to “firm” Indian water supplies as negotiated through various Indian Water Settlement Agreements. Section 105 of the Settlements Act (S. 437) titled “Firming of Central Arizona Project Indian Water,” authorizes the Secretary of Interior and the State of Arizona to develop a firming program to ensure that 60,648 acre-feet of non-Indian Agricultural priority water be made available for reallocation to Indian Tribes for a 100 year period, which is to be delivered during shortage years on the Colorado River. It is estimated that the total Indian Firming obligation is approximately 550,000 acre-feet over the 100 year period. To date approximately 105,000 acre-feet has been secured by Arizona for firming obligations. We believe our LTSCs can be used to help Arizona meet this obligation.

A shortage on the Colorado system will be declared by the Secretary of the Interior when on January 1, of any year, Lake Mead’s surface water elevation is at or below 1075 ft. When Lake Mead is at an elevation of 1075 ft and at or above 1050 ft, Nevada’s share of the shortage is 13,000 acre-feet and Arizona’s cut-back to its allocation is 320,000 acre-feet. In contrast, California suffers no loss to their allocation from the Colorado River. When Lake Mead is at an elevation of 1050 ft. and at or above 1025 ft., Nevada will suffer a loss of 17,000 acre-feet from their allocation, Arizona will suffer a cut-back to their allocation of 400,000 acre-feet, and California will not suffer any cut-back to their allocation. If Lake Mead’s surface water elevation level is below 1025 ft., then Nevada will suffer a loss to its allocation of 20,000 acre-feet and Arizona will suffer a loss to its allocation of 480,000 acre-feet. To put this in context, Arizona’s annual allocation of Colorado River water is 2.8 million acre-feet. As such, the cut back in allocation of just 320,000 acre-feet represents over 11% of Arizona’s annual allocation.

It is not only drought which impacts the level of Lake Mead. The Colorado system has been determined to suffer from a structural deficit of 1.2 million acre-feet annually. This means that on an average annual water year, Lake Mead will lose 1.2 million acre-feet to the system, due to evaporation, treaty obligations with Mexico and allocations of water to Arizona, Nevada and California that exceeds what the system yields. We believe that Vidler’s LTSCs are well positioned to buffer Arizona through times of shortage and our LTSCs could be purchased by state entities to be used directly or to help sustain levels in Lake Mead.

In January 2015, we entered into an agreement with the City of Scottsdale for the sale of 258 acres of land and our remaining 774 acre-feet of transferable water rights. The transaction closed in the third quarter of 2015 generating cash proceeds of $3.4 million.

Nevada

In September 2014, Tesla Motors, Inc. announced that its $5 billion lithium-ion battery “Gigafactory” plant would be constructed on property known as the Tahoe Reno Industrial Center (“TRIC”), in northern Nevada. TRIC is a 107,000 acre industrial park proximate to Interstate 80 and 15 miles east of Reno, NV. In connection with Tesla Motors’ announcement, the Nevada Legislature approved a $1.25 billion incentive package for Tesla Motors. Tesla Motors expects the plant to be fully operational by the end of 2016 and recently began hiring the first of what is expected to be up to 6,500 employees.

Throughout December of 2015, the plant averaged weekly employment of 583 construction workers and 82 permanent employees generating $2.9 million in wages in the third quarter of 2015. The total invested capital in the Gigafactory plant through December 31, 2015 was approximately $238 million.

The Economic Development Authority of Western Nevada (Reno, Sparks, Tahoe areas) estimated that the region will generate 51,000 primary and secondary jobs from 2015 to 2019. We believe that this increased employment will directly and indirectly create the need for new residential, commercial and industrial development specifically in the greater Reno area and in Lyon County.

Nevada’s unemployment rate averaged 6.8% during 2015, which is down a full percentage point from 2014. Through the first half of 2015, Nevada’s private sector job growth was approximately 4% relative to the first half of 2014, which is the third fastest rate in the country and is the fifth straight year of job growth in the state. At mid-year 2015, Nevada was just 4,000 jobs below its 2007 employment high. Reno’s unemployment stands at 5.5% as of December 2015, down from 6.5% in December of 2014.

Current economic conditions have manifested into new business openings, fewer apartment vacancies and the greater absorption of existing housing inventory. This activity has resulted in multiple new housing projects entering the approval process with local governments in Reno, Sparks, Carson City, Lyon County and Fernley. Within the Reno-Sparks area of Nevada, there has been an approximately 33% year-over-year increase in building permits for single family homes, and an approximately 18% increase in Nevada overall. We believe this activity creates demand for our water resources as developers pursue their projects.

In February of 2015, we finalized an option agreement with a private developer for the sale of approximately 700 acre-feet of municipal and industrial water rights located in Carson / Lyon. The developer owns land in proximity to the intersection of the proposed USA Parkway and Highway 50. The initial purchase price was $30,000 per acre-foot of water and increases by 10% per year from January 1, 2017 until the expiration of the initial option period on December 31, 2019.

REAL ESTATE OPERATIONS

Our real estate segment revenues are primarily derived from UCP’s sale of residential developments in California, Washington, North Carolina, South Carolina and Tennessee.

During the year ended December 31, 2015, the overall U.S. housing market continued to show signs of improvement, driven by factors such as continued supply and demand imbalance, low mortgage rates, improving employment growth, and higher average customer sentiment. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence local markets.

We believe homebuilding and land development is a local business. As a result, we expect local market conditions will affect our community count, revenue growth, and operating performance. Local market trends are the principal factors that impact our revenue growth and revenue related costs and expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as the costs and expenses that vary with revenue, to generally increase; conversely, when these trends are negative, we expect our revenue and the costs and expenses that vary with revenue to generally decline, although in each case the impact may not be immediate. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to reduce or maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Operations within this segment reflect our continued focus on a number of initiatives, including growing our homebuilding operations and revenues by increasing community count and units sold per community per month, improving our gross margin percentages, and gaining higher leverage of our fixed expenses.

We continued to focus our efforts on allocating capital in order to enhance our return metrics. Each new opportunity is evaluated on its ability to meet our risk-adjusted return thresholds. Once underway, our focus is on effectively managing our existing communities, inventory and absorption pace in order to improve gross margins. Our approach is proactive and focused on identifying operational efficiencies across all of our operations in this segment.

CORPORATE

Mindjet

During the third quarter of 2015, Mindjet raised additional capital from existing shareholders. We elected not to participate in the offering and as a result, our existing investment in preferred stock was converted to common stock at five shares of preferred stock for one share of common stock, and our investment in convertible debt was converted into nonvoting preferred stock resulting in a decline in our voting ownership to 19.3%. In addition, we lost our right to a board seat. Given the current voting interest and loss of board representation, we determined we no longer had significant influence over the operating and financial policies of Mindjet and therefore discontinued the equity method of accounting and the remaining investment in common and preferred stock was held at cost at December 31, 2015. Prior to the conversion, our share of the losses reported by Mindjet were allocated to the carrying value of the common stock investment until it reached zero and then to the preferred stock and convertible debt.

Mendell

During the year ended December 31, 2015, we made an additional $5.3 million investment into our oil and gas operations which was used to pay for drilling costs to complete a well in the Wattenburg Field, Colorado, and, as a result, secure certain mineral leases by production, and certain accrued production taxes, royalties, and other operating costs.

Domestic production of oil increased from approximately 8.7 million barrels per day (“B/D”) in 2014 to approximately 9.4 million B/D in 2015. Additionally, domestic crude inventory has increased approximately 23% during 2015. The domestic oversupply caused by increasing production and inventories has resulted in West Texas Intermediate average spot prices for crude oil (“WTI”) to decrease by approximately 48% during 2015 from 2014 prices. Due to the deteriorating oil and gas prices during the year, we recorded additional impairment losses on our oil and gas assets in 2015. If WTI prices continue to deteriorate in 2016 we may be required to record additional impairment losses in 2016.

DISCONTINUED AGRIBUSINESS OPERATIONS

In July 2015, we sold substantially all of the assets used in its agribusiness segment to CHS Inc. (“CHS”). As a result of the transaction, the assets and liabilities of our agribusiness segment qualified as held-for-sale and have been classified as discontinued agribusiness operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the agribusiness segment as discontinued agribusiness operations. We recorded a loss on sale of discontinued agribusiness operations during 2015. See Note 13 “Discontinued Agribusiness Operations” in the accompanying consolidated financial statements for additional information.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGEMENTS

This section describes the most important accounting policies affecting our assets and liabilities, and the results of our operations. Since the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:

•	how we determine the fair value and carrying value of our real estate, tangible and intangible water assets;

•	accounting for investments in unconsolidated affiliates;

•	how and when we recognize revenue when we sell real estate and water assets; and

•	how we determine our income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits, as well as the need for valuation allowances on our deferred tax assets.

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

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our real estate, tangible and intangible water assets

Our principal long-lived assets are real estate, tangible and intangible water assets. At December 31, 2015, the total carrying value of real estate, tangible, and intangible water assets was $550.8 million, or approximately 83% of our total assets. These assets are carried at cost, less any recorded impairments.

Real estate and tangible water assets

We review our long-lived real estate and tangible water assets as facts and circumstances change, or if there are indications of impairment present, to ensure that the estimated undiscounted future cash flows, excluding interest charges, from the use and eventual disposition of these assets will at least recover their carrying value. Cash flow forecasts are prepared for each discrete asset. We engage in a rigorous process to prepare and review the cash flow models which utilize the most recent information available to us. However, the process inevitably involves the use of significant estimates and assumptions, especially the estimated current and future demand for these assets, the estimated future market values of our assets, the timing of the disposition of these assets, the ongoing cost of maintenance and improvement of the assets, and the current and projected income earned and other uncertain future events. As a result, our estimates are likely to change from period to period. In addition, our estimates may change as unanticipated events transpire which would cause us to reconsider the current and future use of the assets.

If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

During each of the three years ended December 31, 2015, 2014, and 2013, our estimates of costs and revenues on certain real estate projects in specific markets changed due to declining prices of similar assets, unfavorable market conditions, project specific complications, and other factors. As a result, certain undiscounted cash flow streams were less than the carrying values of the assets and consequently, we recorded impairment losses of $1.2 million, $6.4 million, and $417,000 in 2015, 2014 and 2013, respectively, which reduced the carrying value of the assets to their fair value.

Intangible water assets

Our intangible water assets are accounted for as indefinite-lived intangible assets. Accordingly, until the asset is sold, they are not amortized, that is, their value is not charged as an expense in our consolidated statement of operations and comprehensive income or loss over time, but the assets are carried at cost and reviewed for impairment, at least annually during the fourth quarter, and more frequently if a specific event occurs or there are changes in circumstances which suggest that the asset may be impaired. Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions, including interest rates, demand for residential and commercial real estate, changes in population, and increases or decreases in prices of similar assets. Once the assets are sold, the value is charged to cost of real estate and water assets sold in our consolidated statement of operations and comprehensive income or loss.

When we calculate the fair value of intangible water assets, we use a discounted cash flow model, under which the future net cash flows from the asset are forecasted and then discounted back to their present value using a weighted average cost of capital approach to determining the appropriate discount rate. Preparing these cash flow models requires us to make significant assumptions about revenues and expenses as well as the specific risks inherent in the assets. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference. We conduct extensive reviews utilizing the most recent information available to us; however, the review process inevitably involves the use of significant estimates and assumptions, especially the estimated current asset pricing, potential price escalation, discount rates, absorption rates and timing, and demand for these assets. These models are sensitive to minor changes in any of the input variables.

In summary, the cash flow models for our most significant indefinite-lived intangible assets forecast initial sales to begin within approximately one year, and then increase until the assets are completely sold over the next 37 years. We have assumed sale proceeds for the assets that are based on our estimates of the likely future sales price per acre-foot. These per-unit sale prices are estimated based on the demand and supply fundamentals in the markets which these assets serve. If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

There were no material impairment losses recorded on our intangible water assets in 2015.

In 2014, we determined that the fair values of the intangible water assets of approximately $1.1 million and $2.2 million, respectively, were below the carrying values of $2.9 million and $2.6 million, respectively, resulting in impairment losses of $1.8 million and $438,000, respectively, recorded in our consolidated statement of operations and comprehensive income or loss. The losses were reported as a component of our water resource and water storage operations segment results. This was the first such impairment loss recorded on each of these assets. There were no other impairment losses on any other intangible water assets recorded in 2014.

In 2013, we recorded a $993,000 impairment loss on the Fish Springs water credits and pipeline rights. Given a decline in markets prices for similar assets and an increase in interest rates during the second quarter of 2013, we adjusted our assumptions and judgments in our discounted cash flow model for the price, timing and absorption of water sales from our prior projections. These changes in assumptions and judgments resulted in an asset fair value of approximately $83.9 million compared to its carrying value of $84.9 million. Consequently, an impairment loss of $993,000 was recorded in the second quarter of 2013, to reduce the carrying value to fair value. This is the second such impairment loss recorded on this asset. There were no other impairment losses on any other intangible water assets recorded in 2013.

2. Accounting for investments in unconsolidated affiliates

Depending on the circumstances, and our judgment about the level of our involvement with an investee company, we apply either fair value accounting or the equity method of accounting for investments in equity securities. When we own an investment where we have the ability to exercise significant influence over the company’s operating and financial decisions, we apply the equity method of accounting.

Apart from our equity investments in private companies which are carried at historical cost, we apply the provisions of the fair value method to all of our other equity securities, and to all of our debt securities, unless it is impractical to estimate such fair value. We classify such investments as held-for-sale. Fair value accounting requires us to record held-for-sale marketable investments at their fair value, with any unrealized holding gains or losses, net of income tax effects reported in accumulated other comprehensive income in our consolidated balance sheet. Investments in private companies are generally held at the lower of cost or their fair value.

During the period that we hold an investment, the equity method of accounting may have a different impact on our financial statements than fair value accounting would. The most significant difference between the two policies is that, under the equity method, we include our share of the unconsolidated affiliate’s earnings or losses in our statement of operations and comprehensive income or loss, which also increases or decreases the carrying value of the investment. In addition, any dividends received from the affiliate reduce the carrying value of the investment. For securities classified as held-for-sale, the income recorded in the statement of operations and comprehensive income or loss is from dividends and realized gains or losses, and other-than-temporary impairment losses, if applicable, are reported as a realized loss and reduce revenues correspondingly and we record unrealized gains and losses, net of related deferred income taxes, in accumulated other comprehensive income or loss in the shareholders’ equity section of our balance sheet.

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

We evaluate our investments to determine if any other-than-temporary impairment loss exists. In general, these reviews require consideration of several factors, including the extent and duration of the decline in market value of the investee, specific adverse conditions affecting the investee’s business and industry, the financial condition of the investee, and the long-term prospects of the investee. Accordingly, we have to make important assumptions regarding our intent and ability to hold the security, and our assessment of the overall worth of the security. Risks and uncertainties in our methodology for reviewing unrealized losses for other-than-temporary declines include our judgments regarding the overall worth of the issuer and its long-term prospects, and our ability to obtain our assessment of the overall worth of the business.

If an unrealized loss is in fact other-than-temporary, an impairment loss will be recorded. If we impair an equity method investment or an investment held at cost, an impairment loss will affect shareholders’ equity. There will also be an impact on reported income before and after tax, and on earnings per share, due to recognition of the unrealized loss and related tax effects. When a loss for other-than-temporary impairment is recorded, our basis in the security is decreased. Consequently, if the market value of the security later recovers and we sell the security, a correspondingly greater gain will be recorded in the statement of operations and comprehensive income or loss.

During 2014 and into the third quarter of 2015, we believed that the collective attributes of our common and preferred stock investment in Mindjet, including our right to a seat on their board of directors, enabled us to exert significant influence over the operating and financial decisions of Mindjet. Consequently, we accounted for the investment in common stock using the equity method of accounting. During the third quarter of 2015, our investment in the voting ownership of Mindjet decreased from 28.4% to 19.3%, and we lost our contractual right to a seat on their board of directors. As a result, during the third quarter of 2015, we concluded that we no longer exercised significant influence over Mindjet and consequently, we ceased accounting for our investment in common stock using the equity method, and held the investment at cost. Recurring operational losses reported by Mindjet and impairment losses recorded reduced the carrying value of our investment in common stock to zero at December 31, 2015. Once the common stock was reduced to zero, we applied a portion of the losses reported by Mindjet against the carrying value of our investment in preferred stock. Combined with the impairment loses recorded, the carrying value of our investment in preferred stock was also reduced to zero prior to the conversion of our investment in debt security to preferred stock.

We tested for impairment loss on our investment in Mindjet predominately due to significantly increased, and continuing operating losses and resulting liquidity issues the company was experiencing, actual financial results that were significantly less than their projections, and market conditions that adversely affected the value of Mindjet. The fair value of our investment in Mindjet was based on an analysis of the financial and operational aspects of the company, including consideration of business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company. The determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of debt and equity issued by Mindjet in order to reflect differences in value due to differing liquidation preferences, dividend and voting rights. As a result of the analysis, we recorded a $20.7 million and $1.1 million impairment loss on our investment for the years ended December 31, 2015, and 2014, respectively, as the estimated fair value of our investment was less than the carrying value. It is reasonably possible that given the volatile nature of software businesses that circumstances may change in the future which could require us to record additional impairment losses on the remaining investment in Mindjet.

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

4. Income taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect our best assessment of estimated future taxes to be paid. We are subject to federal and various state income taxes. We have multiple state filing groups with different income tax generating abilities. Significant judgments and estimates are required in determining the consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent financial operating results. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to us for tax reporting purposes, our historical use of tax attributes, and availability of tax planning strategies. These assumptions require significant judgment about future events however, they are consistent with the plans and estimates we use to manage our underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income or loss.

As a result of the analysis of all available evidence as of December 31, 2011, we recorded a full valuation allowance on our net deferred tax assets. Our evaluation at December 31, 2015 resulted in the same conclusion and we therefore continue to hold a full valuation allowance on our net deferred tax assets. If our assumptions change and we determine we will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2015 will be recognized as a reduction of income tax expense. If our assumptions do not change, each year we could record an additional valuation allowance on any increases in the deferred tax assets.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. We are not aware of any such changes that would have a material effect on our results of operations, cash flows or financial position. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions.

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

We recognize tax liabilities in accordance with accounting guidance on income taxes and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Currently, we have no material unrecognized tax benefits on any open tax years.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

Overview of Economic Conditions and Impact on Results of Operations

The economic environment and housing slow-down in the U.S. between 2007 and 2011 significantly decreased the rate of growth in the Southwest and the demand for our water and real estate assets in certain markets. Numerous factors can affect the performance of an individual market. However, we believe that trends in employment, housing inventory, affordability, interest rates, and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenue and many of our costs and expenses. For example, when these trends are favorable, we expect our revenue, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and cost of sales to generally decline, although in each case the impact may not be immediate. There has been a recovery and improvement in the housing markets from levels seen during the slow-down (with seasonal fluctuations) which has led to increased levels of real estate development activity in the past two to three years, and we believe that a continuation of the housing recovery will lead to increased demand for our real estate, and intangible and tangible water assets (which are held in our real estate segment and water resource and water storage segment, respectively). Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market and any deterioration in the markets in which we operate has the potential to cause additional impairment losses on our real estate and water assets. Due to specific conditions existing at certain of our real estate and water projects, we have recorded impairment losses on intangible and long-lived assets of $1.5 million in 2015, $8.7 million in 2014, and $1.4 million in 2013.

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

PICO Holdings, Inc. Shareholders’ Equity

	December 31,			Change
	2015	2014	2013	2015 to 2014	2014 to 2013
Shareholders’ equity	$346,412	$425,481	$472,889	$(79,069)	$(47,408)
Shareholders’ equity per share	$15.04	$18.50	$20.79	$(3.46)	$(2.29)

The decrease in shareholders’ equity during 2015 was due to the comprehensive loss of $81.6 million. The two most significant transactions that contributed to the loss for the period were the losses recorded on the sale of our discontinued agribusiness operations and the impairment loss on our investment in Mindjet.

The principal factors leading to the decrease in shareholders’ equity during 2014 were a comprehensive loss of $47.9 million and $4.9 million of taxes paid on stock-based compensation awards.

The principal factors leading to the decrease in shareholders’ equity during 2013 were a comprehensive loss of $20.1 million, a $14.7 million increase in additional paid-in capital due to the accounting for the public offering of UCP, and a $2.4 million increase in net unrealized appreciation in available-for-sale investments.

Treasury Stock

During 2014, we retired 3 million shares of our common stock that were previously classified as treasury stock, held at a cost of $55 million, in conjunction with the liquidation of several of our wholly-owned holding companies that owned the shares of PICO common stock. The retirement of treasury stock reduced both the number of our shares issued and the number of treasury shares and, as a result, did not affect our net shares outstanding and had no impact on our book value per share or earnings per share.

Total Assets and Liabilities

	December 31, 2015	December 31, 2014	Change
Total assets	$663,609	$804,444	$(140,835)
Total liabilities	$229,605	$292,899	$(63,294)

Total assets decreased during the year ended December 31, 2015, primarily due to a decrease in the assets held in our discontinued agribusiness operations which declined $143.8 million as a result of the sale of the assets and our investments declined by $29.6 million primarily due to an impairment loss on our investment in Mindjet. These decreases were offset by an increase in real estate and water assets of $37.9 million primarily due to the acquisition and development of real estate in UCP.

Total liabilities decreased primarily due to a $94 million decrease in our liabilities, primarily comprised of debt we paid off in conjunction with the sale of our discontinued agribusiness operations, offset by an increase of $22 million in our debt balance and $9.9 million in our accounts payable and accrued expenses balance, both of which were used primarily for the acquisition and development of real estate.

Results of Operations

Our results of operations were as follows (in thousands):

	Year Ended December 31,			Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Total revenue and other income	$266,663	$192,488	$160,181	$74,175	$32,307
Total costs and expenses	$297,813	$239,457	$162,348	$58,356	$77,109

Revenue

The majority of our recurring revenue was generated in our real estate operation, which recorded revenue from the sale of residential homes and lots. Our revenue from real estate operations increased during 2015 and 2014 as the result of a significant increase in the number of homes sold period-over-period. Additionally, our revenue from water resource and water storage operations increased due to sales of real estate and water rights in Arizona with no corresponding sales in 2014. Our corporate segment recorded an impairment loss of $20.7 million on our total investment in Mindjet, which reduced revenues significantly during the year ended December 31, 2015.

Costs and Expenses

The majority of our costs and expenses were related to cost of real estate and water assets sold. The increase in costs and expenses during 2015 and 2014 was primarily related to cost of real estate sold in our real estate segment due to the increased number of homes sold year-over-year. Offsetting this increase was a decrease in our impairment loss on intangible and long-lived assets.

Income Taxes

We continued to record a full valuation allowance on our net deferred tax assets, however, we also recorded a $3 million income tax benefit during the year ended December 31, 2015. Our effective tax rate for the years ended December 31, 2015, 2014, and 2013, was a tax benefit of 9.5%, 7.5%, and a tax provision of 147.5%, respectively. The effective tax rate differed from our federal corporate income tax rate of 35% due primarily to the valuation allowance recorded on our net deferred tax assets in each of the years. However, during 2015, we recorded a $2.8 million tax benefit due to the reversal of the taxable temporary difference related to our investment in Mindjet that reversed during the year due to the impairment loss recorded on the investment. Such temporary difference was originally recorded during 2013 which contributed to the significant effective tax rate in that year and was not expected to reverse within a period that would have allowed us to offset with existing deductible temporary differences.

Equity in Loss of Unconsolidated Affiliates

We previously accounted for our investment in common stock of Mindjet using the equity method of accounting, which resulted in recording our proportional share of Mindjet’s losses in the condensed consolidated statement of operations and comprehensive income or loss for years ended December 31, 2015, 2014, and 2013. During the third quarter of 2015, we lost significant influence over Mindjet and discontinued the equity method of accounting as our voting ownership declined in conjunction with Mindjet issuing additional voting stock in an offering that we did not participate in and the resulting loss of our seat on its board. Consequently, we do not anticipate recording any additional equity method losses related to our investment in Mindjet.

Discontinued Agribusiness Operations

Our discontinued agribusiness loss increased significantly in 2015 as compared to 2014 and 2013. The loss recorded in 2015 includes loss on discontinued operations of $30.5 million and a loss on sale of $18.7 million.

Noncontrolling Interests

The results attributable to noncontrolling interest represent the share of net income or loss from our less than wholly-owned consolidated subsidiaries that is allocated, based on relative ownership percentage, to the noncontrolling shareholders of those entities. The 43.1% of UCP owned by noncontrolling interest is our most significant noncontrolling interest at December 31, 2015.

Comprehensive Income or Loss

We report comprehensive income or loss as well as net income or loss from the consolidated statement of operations and comprehensive income or loss. Comprehensive income measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the consolidated statement of operations.

WATER RESOURCE AND WATER STORAGE OPERATIONS

Thousands of dollars	Year Ended December 31,			Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Revenue and other income:
Sale of real estate and water assets	$3,856	$1,220	$24,050	$2,636	$(22,830)
Other	476	360	1,812	116	(1,452)
Segment total revenue and other income	4,332	1,580	25,862	2,752	(24,282)

Cost of sales and expenses:
Cost of real estate and water assets sold	1,239	726	16,939	513	(16,213)
Impairment loss on intangible and long-lived assets	269	5,791	993	(5,522)	4,798
Depreciation and amortization	1,037	1,098	1,197	(61)	(99)
Overhead expense	4,675	5,277	5,131	(602)	146
Project expense	970	1,272	2,469	(302)	(1,197)
Segment total expenses	8,190	14,164	26,729	(5,974)	(12,565)
Loss before income taxes	$(3,858)	$(12,584)	$(867)	$8,726	$(11,717)

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

Segment Revenue

During 2015, we sold 258 acres of real estate and approximately 774 acre-feet of water rights in the Harquahala Valley area of Arizona for cash proceeds of $3.4 million, which generated a gross margin of $2.4 million.

We did not generate any significant sales of real estate and water assets during 2014. The 2014 revenue was primarily the result of the sale of 200 acres of real estate and approximately 28 acre-feet of stock water rights in Lincoln County, Nevada for total proceeds of $940,000 and a gross margin of $488,000.

We closed two sale transactions in June 2013 which, in aggregate, contributed the majority of the segment revenue for 2013. We sold 1,021 acres of land and 3,063 acre-feet of groundwater rights located in the Harquahala Valley, Arizona, for sale proceeds of $10 million and a gross margin of $6.3 million. In addition, we sold two farms in Idaho for sale proceeds of $13.7 million and a gross margin of $763,000. The two farms that were sold also generated lease revenue of $726,000 in 2013.

Other revenue for all periods presented consists largely of water and farm lease income and option payments received.

Segment Expenses

In 2015, our total expenses decreased significantly as we did not recognize any material impairment losses on intangible and long-lived assets during the year. All other costs and expenses remained consistent year-over-year.

In 2014, our total expenses decreased primarily as a result of a decrease in cost of real estate and water assets sold. The higher cost of real estate and water assets sold in 2013 was due to the two large sales transactions noted in Segment Revenue above. This decrease in cost of real estate and water assets sold was partially offset by an increase in our impairment loss on intangible and long-lived assets, as we recognized charges on three separate projects. In 2014, as a result of our annual review of indefinite-lived intangible assets, using discounted cash flow models, we determined that the estimated fair values of other intangible assets of approximately $3.3 million were below the carrying values of $5.6 million, resulting in an impairment loss of $2.3 million. In addition, during 2014, certain water rights applications were denied by the New Mexico State Engineer and as a result, we recorded an impairment loss of $3.5 million by writing down the project’s capitalized costs to zero.

The 2013 impairment loss of $993,000 related to our Fish Springs water asset in Washoe County. Specific events occurred in Washoe County that caused us to update our discounted cash flow models that calculate an estimated fair value for our intangible water credits and pipeline rights. The changes in assumptions relate to the timing of future estimated sales of our water assets as well as inputs in to the discount rate. As a result of updating our discounted cash flow models, the fair value of this intangible asset was estimated at $83.9 million compared to its then carrying value of $84.9 million. Consequently, we recorded the $993,000 difference as an impairment loss on intangible and long-lived assets to reflect the decrease in the estimated fair value of the asset.

Overhead expenses consist of costs which are not directly related to the development of specific water assets, such as salaries and benefits, rent, and audit fees.

Project expenses consisted of costs related to the ongoing maintenance of our assets, such as site maintenance and professional fees. Project costs are expensed as appropriate, and fluctuate from period to period depending on activity in our various projects. Historically, project expenses principally related to:

•	the operation and maintenance of the Vidler Arizona Recharge Facility;
•	certain costs related to intangible water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement); and
•	certain costs for water resource development in Nevada & New Mexico.

During the first quarter of 2016, we expect that the Vidler Arizona Recharge Facility will be completely depreciated and we expect to reduce our annual operation and maintenance expense related to the site. We anticipate the reduction in expenses to be approximately $1 million annually, of which $879,000 is depreciation.

If we fail to generate revenue, incur additional expenses beyond expectations, continue to report operating losses, or if expected prices for our water assets fall, we could be required to record additional impairment losses on our real estate, tangible and intangible water assets owned in this segment.

REAL ESTATE OPERATIONS

Thousands of dollars	Year Ended December 31,			Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Revenue and other income:
Sale of real estate	$278,826	$191,148	$92,726	$87,678	$98,422
Other	370	292	546	78	(254)
Segment total revenue and other income	279,196	191,440	93,272	87,756	98,168

Cost of sales and expenses:
Cost of real estate sold	226,476	157,474	70,518	69,002	86,956
Impairment loss on intangible and long-lived assets	1,197	2,865	417	(1,668)	2,448
General, administrative, and other	26,434	27,990	20,208	(1,556)	7,782
Sales and marketing	18,695	13,642	6,571	5,053	7,071
Segment total expenses	272,802	201,971	97,714	70,831	104,257
Income (loss) before income taxes	$6,394	$(10,531)	$(4,442)	$16,925	$(6,089)

As of December 31, 2015, our businesses in the real estate operations segment were primarily conducted through our 56.9% owned subsidiaries UCP, Inc. and UCP, LLC and its homebuilding and land development operations in California, Washington, North Carolina, South Carolina, and Tennessee.

During the previous three years, UCP sourced, underwrote, and acquired real estate in its target markets to increase its land inventory and ability to either build and sell homes through its wholly owned subsidiary, Benchmark Communities, or develop land and sell lots to third-party homebuilders. During 2014, UCP acquired Citizens Homes, Inc. Citizens builds and sells homes in North Carolina, South Carolina and Tennessee. In addition to expanding its business in existing markets in these states, UCP continues to evaluate opportunities to expand into other markets with favorable housing demand fundamentals, including, in particular, long-term population and employment growth.

Our real estate sales are contingent upon numerous factors and, as such, the timing and volume of real estate sales in any one quarter is unpredictable. Historically, the level of real estate sales has fluctuated from period to period. Accordingly, it should not be assumed that the level of sales as reported will be maintained in future years.

During 2015 and 2014, in spite of interest rate volatility, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, high home affordability and improving employment.

We believe that during the prior years, the broader housing market was affected by interest rate volatility. Additionally, we believe that seasonal factors affected the broader housing market as well as our markets. Individual markets continue to experience varying results, as local home inventories, home affordability, and employment factors strongly influence each local market.

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Year Ended December 31,
	2015	2014	2013
Lots sold	295	348	253
Homes sold	701	432	196
Average selling communities during the period	28	16	7

Revenue (in thousands)
Lot revenue - total	$21,134	$32,513	$20,215
Lot revenue - per lot	$72	$93	$80

Home revenue - total	$252,632	$155,382	$72,511
Home revenue - per home	$360	$360	$370

General contracting revenue	$5,060	3,253

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$5,844	$7,168	$6,625
Gross margin percentage - lots	28%	22%	33%

Gross margin - homes	$45,810	$26,080	$15,583
Gross margin percentage - homes	18%	17%	21%

Gross margin total - lots and homes	$51,654	$33,248	$22,208
Gross margin percentage total - lots and homes	19%	18%	24%

Segment Revenue and Gross Margin

In the following discussion, gross margin is defined as sale of real estate less cost of real estate sold, and gross margin percentage is defined as gross margin divided by sale of real estate.

In 2015, the increase in total segment revenue was primarily attributable to an increase in the number of homes sold and an increase in the average number of selling communities during the period.

The gross margin percentage of homes sold increased modestly in 2015, due to an increase in the number of homes delivered and decrease in the costs associated with cost of real estate sold. Additionally, the increase was a result of our focus on improving gross margins in 2015 by driving efficiency in purchasing and field operations coupled with the impact of new communities generating superior gross margins. We were able to do this by focusing on cost side management and gaining additional incremental revenue by focusing on pre-sales and reducing the number of spec sales, increasing lot premiums where appropriate, and a more deliberate ala carte options offering.

The gross margin percentage of lots sold increased in 2015, primarily due to a lower cost basis as compared to the sale price of the lots we sold during the 2014.

In 2014, the increase in total segment revenue was primarily attributable to the following combination of factors:

•	an increase in the number of homes sold and the number of selling communities;

•	a decrease in the average selling price (“ASP”) of homes sold;

•	an increase in the number of lots sold; and

•	an increase in revenue per lot.

The gross margin percentage of homes sold declined primarily due to the different cost basis of the active selling communities in 2014 as compared to 2013. In addition, an increase in year-over-year buyer incentives and interest cost also resulted in a reduced homebuilding gross margin percentage in 2014 as compared to 2013. This decline in the gross margin percentage of homes sold was more than offset by the increased volume of homes sold.

The increased volume of home sales was driven by a year-over-year increase in the number of selling communities and an increased sales rate at certain of these selling communities. The increase in the number of selling communities in 2014 as compared to 2013 was partially attributable to the acquisition of the assets from Citizens in April 2014.

The gross margin percentage of lots sold during 2014 declined as compared to 2013. The gross margin percentage of lots sold is not necessarily directly comparable from period to period due to several factors including the stage of development and the location of the lots as well as the cost basis in the lots. In addition, there was a significant year-over-year increase in the volume of lots sold. The volume, revenue and gross margin of lots sold can vary considerably from period to period; such sales tend to be driven by discrete transactions which are motivated by numerous considerations, including opportunistic conditions in the markets in which we own lots.

Backlog

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at December 31, 2015 was $108.8 million as compared to a backlog of $32.5 million at December 31, 2014. The growth in backlog value is related to the increase in net new orders at December 31, 2015 compared to December 31, 2014, and an increase in average sales price of homes in backlog. The significant change in backlog was attributable to a greater number of homes from the higher cost markets of California, Central Valley and the Pacific Northwest.

Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

Segment Expenses

In 2015, segment expenses increased as the result of the following factors:

•	an increase in cost of real estate sold, consistent with the increase sales noted in the Segment Revenue and Gross Margin section;

•
an increase in sales and marketing expense, primarily attributable to an increase in the headcount of on-site sales personnel, the number of model homes and associated expenses as well as our marketing efforts to introduce our new communities.

In 2014, segment expenses increased as the result of the following factors:

•	an increase in cost of real estate sold, consistent with the increase sales noted in the Segment Revenue and Gross Margin section;

•
an increase in operating expenses, comprised of: an increase in salaries and benefits of $4.5 million due to additional headcount as UCP continued to grow its development and homebuilding business and as a result of the acquisition of Citizens; an increase in stock-based compensation expense of $1.5 million; an increase in marketing and sales costs of $3.5 million due to an increased volume of homes sold in 2014 as compared to 2013; and an increase in consulting expense of $1.6 million, incurred primarily in connection with the Citizen’s acquisition.

The only real estate in this segment not owned by UCP is an undeveloped property in San Diego County, California and a property in Fresno, California that is owned by Bedrock, which was purchased prior to our acquisition of UCP.

The San Diego County property was purchased several years ago in conjunction with a plan to develop an alternative energy plant on the site. Concurrent with our purchase of the property we entered into an option to sell the property to the developer of the project. Ultimately the developer was unsuccessful in completing the project and, as a result, the option on the property was never exercised. Alternative development opportunities had proven unsuccessful and the property had also been impacted by protected species issues. As a result, we decided to sell the property as-is. Accordingly, during 2014 we wrote down the carrying value of the property to our estimate of the current undeveloped fair value of the property and recorded an impairment loss of $2.9 million, which was not included in UCP’s results.

We recorded an impairment loss of $274,000 during 2015, and $417,000 during 2013, on the carrying value of the property owned by Bedrock, which is not part of UCP’s results of operations nor is it included in UCP’s inventory of lots. During 2013, we wrote down the value of the property to an independent appraised value. During the year ended December 31, 2015, we recorded an additional impairment loss on this real estate after accepting an offer from a local government agency that was lower than our carrying value.

Based on a variety of economic factors, including unemployment and building activity in the local areas, during the year ended December 31, 2015, we recorded an impairment loss of $923,000 on real estate located in Kern County, California and owned by UCP. There were no impairment losses recorded in the years ended December 31, 2014 or December 31, 2013 for UCP’s real estate.

If we report operating losses in the future, or if market conditions deteriorate, we could be required to record additional impairment losses on our real estate.

CORPORATE

Thousands of dollars	Year Ended December 31,			Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Revenue:
Deferred compensation revenue	$1,087	$734	$946	$353	$(212)
Other revenue (loss):
Impairment loss on investment in unconsolidated affiliate	(20,696)	(1,078)		(19,618)	(1,078)
Loss on dissolution in 2014 and gain on deconsolidation in 2013		(9,336)	21,181	9,336	(30,517)
Other	2,744	9,148	5,271	(6,404)	3,877
Segment total revenue (loss) and other	(16,865)	(532)	27,398	(16,333)	(27,930)

Costs and expenses:
Stock-based compensation expense	1,907	3,415	3,812	(1,508)	(397)
Deferred compensation expense	1,368	1,190	2,318	178	(1,128)
Foreign exchange (gain) loss	184	2,347	(658)	(2,163)	3,005
Impairment loss on intangible and long-lived assets	1,816	4,428		(2,612)	4,428
General, administrative, and other	11,546	11,942	13,503	(396)	(1,561)
Segment total expenses	16,821	23,322	18,975	(6,501)	4,347
Income (loss) before income taxes	$(33,686)	$(23,854)	$8,423	$(9,832)	$(32,277)

The corporate segment consists of cash, fixed-income securities and equity securities, our investments in Mindjet and Synthonics, the assets, liabilities and the results of operations of our oil and gas venture, Mendell, and other parent company assets and liabilities which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors. Revenue includes sales from our oil and gas operations, and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year. The segment results above do not include our share of the income or loss from any investments we account for using the equity method during the respective years presented.

The expenses recorded in this segment primarily consist of parent company costs which are not allocated to our other segments, for example, salaries and benefits, directors’ fees, shareholder costs, rent for our head office, stock-based compensation expense, deferred compensation expense, and expenses related to the operations of our oil and gas venture, which consists primarily of our administrative service agreement for the management and administration of the oil and gas wells.

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

Segment Revenues

In 2015, the decrease in segment revenue was primarily due to the $20.7 million impairment loss on our investment in Mindjet recorded during the second quarter of 2015 due to significantly increased, and continuing operating losses and resulting liquidity issues, actual financial results significantly less than projections, and decreased market conditions that have adversely affected the value of Mindjet. We recorded a $1.1 million impairment charge in 2014 due to similar adverse economic conditions at Mindjet, with no corresponding charges in 2013.

In 2014, the decrease in segment revenue was primarily due to a $21.2 million gain recorded on the deconsolidation of Spigit, Inc. (“Spigit”) in 2013, with no corresponding gain in 2014, and a loss of $9.3 million recorded in 2014 arising from the dissolution of our subsidiary whose currency was denominated in Swiss Francs, with no corresponding loss in 2013. There was no book value impact of the loss recorded from the dissolution of the foreign denominated entity as we had previously recorded the loss through our foreign currency translation adjustment included as part of the accumulated other comprehensive loss.

Included in other income was revenue from our oil and gas operation of $1.3 million, $3.1 million, and $1.7 million for the years ended December 31, 2015, 2014, and 2013, respectively. The decline in oil and gas revenue year-over-year from 2014 to 2015 was primarily due to significantly lower market prices for our oil and gas in 2015, which decreased by approximately 54%. The increase in these revenues from 2013 to 2014 was primarily due to the completion of one well in the second quarter of 2014, which increased average daily production.

Segment Expenses

In 2015, segment expenses decreased as compared to 2014, primarily due to reduced stock based compensation expense, foreign exchange losses, and comparatively less impairment loss recorded on our oil and gas assets. Due to the significant declines in crude oil and natural gas prices during 2015, and the operational expenses for each well, we completed an impairment analysis during the year. Based on our assumptions we determined certain capitalized costs would not be recovered, which resulted in an impairment loss for the year ended December 31, 2015 of $1.8 million. This is the second such impairment loss recorded on these assets.

In 2014, segment expenses increased as compared to 2013, primarily due to an impairment loss of $4.4 million recorded on our oil and gas wells in the Wattenburg Field in Colorado primarily due to an over 40% decline in crude oil prices during the fourth quarter of 2014. There was no impairment losses on these assets during the year ended December 31, 2013.

In future reporting periods, due to the accelerated write down of our previously capitalized costs arising from the impairment loss in 2015 and 2014, our depletion expense for each well will be significantly reduced over the remaining expected life of each well.

Included within general, administrative, and other is $2.6 million, $3.4 million, and $1.9 million of expenses related to our oil and gas operations for the years ended December 31, 2015, 2014, and 2013, respectively. The most significant expense in our oil and gas operations is for our administrative service agreement, which totaled $1.3 million, $1.1 million, and $147,000 for the years ended December 31, 2015, 2014, and 2013, respectfully. In addition, we recorded depletion, amortization, and depreciation expense of $464,000, $1.1 million, and $888,000 for the years ended December 31, 2015, 2014, and 2013, respectfully.

It is reasonably possible given the volatile nature of software, biopharmaceutical, and the oil and gas industries that circumstances may change in the future which could require us to record additional impairment losses on our investments in small businesses included in this segment.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment in 2014 and 2013 primarily resulted from the effect of fluctuations in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an intercompany loan, which was denominated in Swiss Francs. In conjunction with the dissolution of certain wholly-owned subsidiaries during 2014, the intercompany loan was canceled. The foreign exchange losses in 2015 primarily related to our investments in certain foreign equity securities.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the fair value of the award on the grant date and is recognized over the vesting period of the awards. As of December 31, 2015, there was $3.7 million of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests. Of the $3.7 million, $1.8 million related to Restricted Stock Units (“RSU”) and $1.8 million related to performance-based price-contingent stock options (“PBO”).

The stock-based compensation expense consisted primarily of the following awards (in thousands):

	Year Ended December 31,
	2015	2014	2013
PBO - Officers	$1,029	$82
RSU - Officers	533	2,995	$3,483
RSU - Directors	269	321	329
RSU - Management	76	17
Total stock-based compensation expense	$1,907	$3,415	$3,812

The decrease in stock-based compensation expense during 2015 primarily related to the vesting of approximately 469,000 RSU during 2014 that were granted in 2010 and the related decrease in the compensation expense recognized during the year. This decrease in stock-based compensation expense for RSU was partially offset by an increase in expense for PBO as 453,333 PBO were issued in November 2014, resulting in a full year of stock-based compensation expense for those awards during 2015.

ENTERPRISE SOFTWARE

Year Ended
Thousands of dollars	December 31, 2013
Revenue:
Sale of software	$13,649

Cost of sales and expenses:
Cost of software sold	3,033
Interest expense	300
Depreciation	64
Operating expenses	15,533
Segment total expenses	18,930
Loss before income taxes	$(5,281)

On September 10, 2013, Spigit was merged with Mindjet. As a result of the merger transaction, we no longer own a controlling financial interest in Spigit, and consequently we no longer operate an enterprise software segment.

DISCONTINUED AGRIBUSINESS OPERATIONS

Thousands of dollars	Year Ended December 31,			Change
	2015	2014	2013	2014 to 2015	2013 to 2014
Revenue and other income:
Sales of canola oil and meal	$82,267	$163,855	$184,139	$(81,588)	$(20,284)
Other revenue (loss):
Loss on trading derivatives	(159)	(1,966)		1,807	(1,966)
Other	126	519	509	(393)	10
Segment total revenue and other	82,234	162,408	184,648	(80,174)	(22,240)

Cost of goods sold:
Cost of canola oil and meal sold	79,763	137,565	173,210	(57,802)	(35,645)
Depreciation	4,360	8,079	8,221	(3,719)	(142)
Other direct costs of production	5,938	11,024	9,269	(5,086)	1,755
Total cost of goods sold	90,061	156,668	190,700	(66,607)	(34,032)

Expenses:
Impairment loss on intangible and long-lived assets	1,875			1,875
Interest	3,259	5,536	5,746	(2,277)	(210)
Plant costs, overhead, and other	17,578	14,278	11,467	3,300	2,811
Segment total expenses	112,773	176,482	207,913	(63,709)	(31,431)
Loss before income taxes	$(30,539)	$(14,074)	$(23,265)	$(16,465)	$9,191

We completed a sale of substantially all of the assets used in our agribusiness operations on July 31, 2015 and as a result, we no longer operated an agribusiness segment as of that date. We have classified our agribusiness operations as a discontinued agribusiness operation in the accompanying consolidated financial statements. Results from the operations during the seven months ended July 31, 2015 have been included, along with certain transaction costs, in the 2015 financial results. Although there are additional outstanding issues to resolve with respect to this sale, as of December 31, 2015, other than a $1.8 million loss related to a waste water permit issue which was resolved in the first quarter of 2016, and will be record as an additional loss on sale in the first quarter of 2016, we do not expect to record any other significant expenses related to the operations or sale of our discontinued agribusiness operations. However, any future adjustments to the sale price, including resolution of possible indemnification obligations above our initial expectations, and any other costs and expenses incurred in connection with the disposition of the business will be reported within our discontinued agribusiness operations.

Segment Revenue and Gross Margin

The year-over-year decrease in canola oil and meal revenue for year ended December 31, 2015 was primarily the result of there being only seven months of operations in 2015 due to the sale of our agribusiness assets. Through the first seven months of 2015, as compared to the year ended December 31, 2014, there was an 18% decrease in the average sales price per unit.

Our gross margin, which is sales of canola oil and meal less total cost of goods sold, decreased for the year ended December 31, 2015, as compared to the year ended December 31, 2014, primarily due to an $18 million unfavorable sales price variance resulting from declines in our average sales price per unit. This decrease was partially offset by a $4.4 million favorable variance in the cost of canola seed purchased.

The year-over-year decrease in revenue for the year ended December 31, 2014 was the result of a 17% decrease in the average sales price per unit, partially offset by a year-over-year increase in sales volume of 4%. Our gross margin increased for the year ended December 31, 2014, as compared to the year ended December 31, 2013, primarily due to a $45.8 million favorable variance in the costs of canola seed purchased and a $4.3 million favorable oil sales customer mix. These increases were partially offset by a $33.7 million unfavorable sale price variance resulting from declines in our average sales price per unit and increases in our direct costs of production.

Our gross margins were also impacted by the result of derivative hedges (the cost or benefit of which is included in cost of canola oil and meal sold) and the total volume of seed crushed on an annual basis. Derivative hedges were intended to stabilize crush margins, which are defined as the sales of canola oil and meal less cost of canola oil and meal sold. In 2015, we recorded a loss of $2 million from the settlement and valuation of our derivative contracts as compared to a loss of $5.1 million in 2014, and a loss of $2.8 million in 2013. The average daily crush rate decreased significantly in the first seven months of 2015 to 565 tons per day, however, it was largely unchanged at 926 tons per day in 2014 as compared to 933 tons per day in 2013.

Segment Expenses

Plant costs, overhead, and other in the years ended December 31, 2015, 2014, and 2013 included corporate and administrative salaries and benefits, consulting fees, insurance, office expenses, marketing fees, freight costs for shipping our oil and meal, and certain due diligence expenses in 2014 and 2013 for potential expansion opportunities.

The year-over-year increase in plant costs, overhead, and other for the year ended December 31, 2015, primarily relates to the costs resulting from the termination of our agribusiness operations of approximately $8.1 million. The costs were primarily composed of $3 million in agribusiness management termination payments, $2 million in deferred debt financing fees that were expensed on the date of close, and $3.1 million of rail-car lease termination charges and commission charges under our marketing and sales contracts. These costs were partially offset by lower operational expenses as the plant was only operational for seven months in 2015 as compared to 12 months in 2014. Additionally, during the year ended December 31, 2015, we recorded an impairment loss on real estate and capitalized development costs related to a potential future agribusiness operation located in Enid, Oklahoma. The property was disposed of in December 2015, for an additional loss of $451,000. There were no such impairment losses or sales in the years ended December 31, 2014, or 2013.

The year-over-year increase in plant costs, overhead, and other for the year ended December 31, 2014, was due primarily to increased expense associated with onetime costs associated with adding new rail cars to our fleet, salaries and benefits for additional staffing associated with our internal commodities hedging, logistics management and Canadian canola seed storage and handling location, and increased natural gas expenditures following a gas supply interruption in January 2014.

In 2015, 2014, and 2013, we recorded interest expense related to an outstanding revolving credit facility used to partially fund the operations and a multi-draw term loan that was used to finance the construction of our canola crushing facility.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

Our assets primarily consist of real estate and tangible and intangible water assets, cash and cash equivalents, and investments in publicly-traded securities. Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at December 31, 2015 were as follows:

•	Water resource and water storage operations segment held cash of $91,000.
•	Real estate operations segment held cash of $40.5 million.
•
Corporate segment held cash of $15.9 million, and marketable equity and debt securities with a market value of $18.1 million and $4.5 million, respectively. Included in those totals is $2.5 million in cash, $17.6 million in equities and $4.5 million in debt securities that are held in deferred compensation rabbi trusts accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

•	Discontinued agribusiness segment held cash of $938,000.

Our primary sources of funds include existing cash, the sale of tangible and intangible water resource assets, loans and debt or equity offerings, and sales of our businesses. We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings. Debt covenants and restrictions in UCP limit us from transferring cash from those operations for use elsewhere in our Company. However, we expect to receive required cash distributions from UCP for minimum tax payments due as the underlying partnership generates taxable income. Regardless, cash flows from the majority of our real estate operations are restricted for use in those operations.

Our cash flows fluctuate depending on the capital requirements of our operating subsidiaries. The sale of and costs incurred to acquire and develop real estate and water assets are generally classified as operating activities in the consolidated statement of cash flows. The cash flow profiles of our principal operating segments are as follows:

Water Resource and Water Storage Operations

A substantial portion of our revenue in this segment has come from one-time sales of real estate and water assets. The assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S. The timing and amount of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one period to another. Our project expenses are generally discretionary in nature.

Real Estate Operations

We are a homebuilder and developer in California, Washington State, North Carolina, South Carolina, and Tennessee. We finance additional acquisitions, development and construction costs from our existing cash, proceeds of the sale of existing lots and homes, and/or through external financing.

Certain of our debt agreements in our real estate operations contain various significant financial covenants, with each of which we were in compliance at December 31, 2015, as follows:

1) Certain of our real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require us to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, we may be required to make principal payments in order to maintain the required loan-to-value ratios. As of December 31, 2015, the lenders have not requested, and we have not obtained, any such appraisals.

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

Discontinued Agribusiness Operations

On July 31, 2015, we closed on the sale of our agribusiness operations. After repayment of $80.9 million of outstanding debt and approximately $5.9 million in selling and other related costs of the transaction, we received net proceeds of $18.4 million. From these net proceeds we were required to deposit $10.2 million in two separate escrow accounts. We deposited $6 million in escrow to secure general indemnification obligations, with any balance remaining after payment of indemnification claims released 18 months from the closing date of the sale, and we deposited $4.2 million in escrow for specified operational matters (the “operational escrow”). After the required escrow deposits, and including cash that was left in the business and not part of the sale, we had $12.4 million in unrestricted and available cash immediately following the sale as follows (in thousands):

Gross sales price	$105,293
Less debt repayment	(80,941)
24,352
Selling and other costs	(5,949)
Net proceeds	18,403
Operational escrow	(10,225)
8,178
Cash in the business not part of the sale	4,218
Total unrestricted and available cash	$12,396

Specified amounts of the operational escrow related to proposed amendments to two environmental permits that were in process, but were not received prior to the closing of the sale. The first matter related to certain waste water issues assessed at a value of $1.8 million and the second matter related to air quality issues assessed at a value of $2.4 million, which was resolved and released to us in October 2015. On February 1, 2016, we were notified that the relevant regulatory authorities in Minnesota had not yet approved a waste water permit at the levels required under the sale agreement. As such, the remaining $1.8 million escrow account related to this matter was released to CHS and we will record such amount as a loss on sale of our discontinued operations in the first quarter of 2016.

We have also guaranteed up to $8 million for any indemnification claims in excess of the $6 million escrow pursuant to the terms of a guaranty agreement by and between us and CHS, which was executed at the closing. This guaranty will remain in force for five years from the date of sale.

Corporate

Our corporate segment generates a modest amount of cash flow from the sale of oil and gas production from our wells in Colorado. During 2015, we made an additional $5.3 million investment into such operations which was used to pay for drilling costs to complete a well and, as a result, secured certain mineral leases by production, and certain accrued production taxes, royalties, and other operating costs. We do not expect to fund any additional capital into our oil and gas operations. Due to the depressed prices of oil and gas, we recorded an impairment loss on our oil and gas assets during the year ended December 31, 2015. It is reasonably possible that we will continue reporting operating and impairment losses from our oil and gas operations until oil and gas prices sufficiently recover.

Consolidated Cash and Securities

At December 31, 2015, we had unrestricted and available cash of $12.5 million and available-for-sale debt and equity securities of $540,000, which will be used for general corporate purposes. At December 31, 2014, we had unrestricted and available cash of $14.4 million and available-for-sale debt and equity securities of $10.7 million.

We estimate that we have sufficient cash and available-for-sale securities to cover our cash needs for at least the next 12 months. In the long-term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, obtain a line of credit, or complete a debt or equity offering. Any additional equity offerings may be dilutive to our stockholders and any additional debt offerings may include operating covenants that could restrict our business.

Cash Flow

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities - continuing operations	$(31,490)	$(146,687)	$(42,210)
Operating activities - discontinued agribusiness operations	(17,433)	(1,405)	(16,354)
Total operating activities	(48,923)	(148,092)	(58,564)

Investing activities - continuing operations	4,070	504	1,203
Investing activities - discontinued agribusiness operations	102,523	(5,396)	1,519
Total investing activities	106,593	(4,892)	2,722

Financing activities	(63,248)	76,027	94,165
Effect of exchange rates on cash		1,896	(399)
Decrease in cash and cash equivalents	$(5,578)	$(75,061)	$37,924

Cash Flows From Operating Activities

During 2015, the primary uses of operating cash for continuing operations were $264.2 million to acquire and develop our residential homes and lots. We used $52.3 million for overhead expenses, primarily for salaries, benefits, marketing expenses, professional fees, and various project and other expenses. Offsetting the uses of cash from operating operations were $279.2 million in cash received from the sale of residential homes and lots, $3.9 million from the sale of water assets, and $1.4 million from sales of oil and gas. Our discontinued agribusiness operations used $74.3 million to purchase canola seed, $36.5 million for overhead and operating expenses, and $3.3 million in cash paid for interest. Partially offsetting the uses of cash was $82.1 million generated from the sales of canola oil and meal.

During 2014, the primary uses of operating cash for continuing operations were $282.8 million to acquire and develop our residential homes and lots. We used $60.9 million for overhead expenses, primarily for salaries, benefits, marketing expenses, professional fees, and various project and other expenses. Offsetting the uses of cash from operating activities were $190.7 million in cash received from the sale of residential homes and lots, $3.9 million from realized gains on investments and sales of oil and gas, and $1.2 million in cash received from sales of real estate and water assets. Our discontinued agribusiness operations used $150.6 million to purchase canola seed, $12 million for overhead and operating expenses, and $4.7 million in cash paid for interest. Offsetting the uses of cash was $168.6 million generated from the sales of canola oil and meal.

During 2013, the primary uses of cash for continuing operations were $105.4 million to acquire and develop our residential homes and lots. We used $64 million for overhead expenses, primarily for salaries, benefits, marketing expenses, professional fees, and various project and other expenses. Offsetting the uses of cash from operating activities were $93.3 million in cash received from the sale of residential homes and lots, and $24.1 million in cash received from sales of real estate and water assets. Our discontinued agribusiness operations used $189.9 million to purchase canola seed, $10.5 million for overhead and operating expenses, and $5.8 million in cash paid for interest. Partially offsetting the uses of cash was $186.4 million generated from the sales of canola oil and meal.

Cash Flows From Investing Activities

During 2015, the primary cash inflows from investing activities of continuing operations included $9.3 million from the sale and maturity of debt and equity securities, offset by $2.3 million used to purchase debt and equity securities and $3.1 million used to purchase property, plant, and equipment. During 2015, investing activities from our discontinued agribusiness operations provided $97.5 million in net proceeds from the sale of our discontinued agribusiness operations, which was comprised of gross proceeds from the sale of $105.3 million less $7.8 million currently held back in escrow, and also $5 million in cash released from the restricted debt service reserve account.

During 2014, the primary uses of cash for continuing operations were $14 million used in the acquisition of the assets of Citizens, $5.3 million used to purchase property, plant, and equipment, primarily in our oil and gas operations, and $11 million to purchase additional debt and equity securities. These uses of cash from continuing operations were offset by $31 million received from the sale of debt and equity securities. Our discontinued agribusiness operations used $6.4 million to purchase property, plant, and equipment and generated $991,000 from the release of restricted deposits.

During 2013, our continuing operations provided cash from the sale of debt and equity securities of $22.7 million, and maturities of debt securities provided $1.8 million. These sources of cash from continuing operations were partially offset by $3.6 million used to purchase property, plant, and equipment, primarily in our oil and gas operations, and we purchased $20.3 million of securities, which principally reflected investing activity in our Swiss portfolio, and the deferred compensation portfolios. Our discontinued agribusiness operations used $1.2 million to purchase property, plant, and equipment related to the plant expansion and generated $2.7 million from the release of restricted deposits.

Cash Flows From Financing Activities

During 2015, financing activities, including discontinued agribusiness operations, used cash of $63.2 million, primarily due to repayments of debt of $209.1 million, including $96.6 million paid on debt arrangements in our discontinued agribusiness operations and $112.4 million of mortgage debt repaid when certain real estate properties were sold. These uses of cash were offset by cash proceeds of $147.2 million provided from our debt arrangements, including $12.7 million from our working capital line of credit within our discontinued agribusiness operations and $134.5 million used primarily to fund the acquisition and development of our real estate projects.

During 2014, financing activities, including discontinued operations, provided cash of $76 million, primarily due to the cash proceeds of $184.7 million from our debt arrangements, which includes the $75 million in notes issued by UCP during the year, used primarily to fund the acquisition and development of our real estate projects, offset by repayments of debt of $101.5 million comprised of $48.4 million primarily of construction debt repaid when certain real estate properties were sold, $34.5 million repaid on our agribusiness debt, and $18.6 million in repayments of Swiss debt.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2015 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt	$42,419	$115,071			$157,490
Interest on debt	9,174	6,671			15,845
Operating leases	1,641	3,422	$231		5,294
Total	$53,234	$125,164	$231	$—	$178,629

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2015.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our balance sheet includes a significant amount of assets and liabilities whose fair value is subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to debt securities, equity price risk as it relates to marketable equity securities, and foreign currency risk as it relates to investments denominated in foreign currencies. The estimated fair value of our reported debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which we could borrow, which are Level 3 inputs in the fair value hierarchy.

At December 31, 2015, we had $4.5 million of debt securities, and $18.1 million of marketable equity securities, $1.3 million of which were denominated in foreign currencies, primarily New Zealand dollars, that were subject to market risk. At December 31, 2014, we had $6.4 million of debt securities and $22 million of marketable equity securities, $5.4 million of which were denominated in foreign currencies, primarily Swiss Francs and New Zealand dollars, which were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At December 31, 2015, and 2014, the model calculated a loss in fair value of $140,000 and $202,000, respectively. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at December 31, 2015, and 2014, of $3.6 million and $4.4 million, respectively, that would reduce the unrealized appreciation in shareholders’ equity. The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss at December 31, 2015, and 2014 of $267,000 and $1.1 million, respectively, that would impact the foreign currency translation in shareholders’ equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except per share amounts) for 2015 and 2014 are shown below. In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31, 2015 (2)	June 30, 2015	September 30, 2015	December 31, 2015
Sale of real estate and water assets	$43,610	$55,063	$77,044	$106,964
Impairment loss on investment in unconsolidated affiliate		(20,696)
Other	1,714	741	1,047	1,176
Total revenue and other income	$45,324	$35,108	$78,091	$108,140

Gross profit - real estate and water assets	$7,277	$9,455	$16,418	$21,816

Income (loss) from continuing operations	$(9,327)	$(25,098)	$(865)	$3,679
Net loss from discontinued agribusiness operations, net of tax	$(10,482)	$(25,716)	$(11,573)	$(1,497)
Net income (loss)	$(19,809)	$(50,814)	$(12,438)	$2,182
Net loss attributable to PICO Holdings, Inc.	$(16,825)	$(49,770)	$(14,092)	$(1,171)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$(0.32)	$(1.08)	$(0.11)	$0.02
Loss from discontinued agribusiness operations	$(0.41)	$(1.09)	$(0.50)	$(0.07)

	Three Months Ended
	March 31, 2014(2)	June 30, 2014	September 30, 2014	December 31, 2014 (2)
Sale of real estate and water assets	$25,646	$63,780	$56,742	$46,200
Impairment loss on investment in unconsolidated affiliate (1)				(1,078)
Other (1)	763	3,783	2,416	(5,764)
Total revenue and other income	$26,409	$67,563	$59,158	$39,358

Gross profit - real estate and water assets	$4,591	$12,179	$10,138	$7,260

Loss from continuing operations	$(11,713)	$(2,543)	$(5,220)	$(26,055)
Net income (loss) from discontinued agribusiness operations, net of tax	$(4,192)	$4,451	$(5,221)	$(9,112)
Net income (loss)	$(15,905)	$1,908	$(10,441)	$(35,167)
Net income (loss) attributable to PICO Holdings, Inc.	$(13,247)	$1,837	$(9,937)	$(31,078)

Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.42)	$(0.09)	$(0.24)	$(1.01)
Income (loss) from discontinued agribusiness operations	$(0.16)	$0.17	$(0.20)	$(0.35)

(1) Impairment loss on investment in unconsolidated affiliate was previously included in other income.

(2) On July 13, 2015, we entered into an agreement with CHS Hallock, LLC, a wholly owned subsidiary of CHS Inc. (“CHS”), to sell substantially all of the assets used in our agribusiness segment. The sale closed on July 31, 2015. We recorded a loss on the sale of $18.7 million during the year ended December 31, 2015, to write down the assets sold to their fair values as determined in the sale agreement. As a result of the transaction, the assets and liabilities of our agribusiness segment qualified as held-for-sale and have been classified as discontinued agribusiness operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, these prior periods have been recast from amounts previously reported to reflect the agribusiness segment as discontinued agribusiness operations. See Note 13 “Discontinued Agribusiness Operations,” in the accompanying consolidated financial statements for additional information.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2015 AND 2014
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income or loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 11, 2016

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands)

	2015	2014
Assets
Cash and cash equivalents	$56,462	$62,677
Investments ($22,590 and $28,370 measured at fair value at December 31, 2015 and 2014, respectively)	26,072	55,671
Real estate and tangible water assets, net	424,235	386,350
Intangible assets, net	126,533	126,612
Other assets	21,514	20,580
Assets held-for-sale	8,793	152,554
Total assets	$663,609	$804,444

Liabilities and shareholders’ equity
Debt	$157,490	$135,451
Accounts payable and accrued expenses	34,458	24,591
Deferred compensation	25,493	24,584
Other liabilities	11,556	13,685
Liabilities held-for-sale	608	94,588
Total liabilities	229,605	292,899

Commitments and contingencies

Common stock, $.001 par value; authorized 100,000 shares, 23,116 issued and 23,038 outstanding at December 31, 2015, and 23,083 issued and 23,005 outstanding at December 31, 2014	23	23
Additional paid-in capital	494,207	491,662
Accumulated deficit	(151,366)	(69,508)
Accumulated other comprehensive income	4,961	4,717
Treasury stock, at cost (common shares: 78 at December 31, 2015 and December 31, 2014)	(1,413)	(1,413)
Total PICO Holdings, Inc. shareholders’ equity	346,412	425,481
Noncontrolling interest in subsidiaries	87,592	86,064
Total equity	434,004	511,545
Total liabilities and equity	$663,609	$804,444

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
For the years ended December 31, 2015, 2014, and 2013
(In thousands, except per share data)

	2015	2014	2013
Revenues and other income:
Sale of real estate and water assets	$282,681	$192,368	$116,776
Sale of software			13,649
Impairment loss on investment in unconsolidated affiliate	(20,696)	(1,078)
Other income, net	4,678	1,198	29,756
Total revenues and other income	266,663	192,488	160,181

Cost of sales and expenses:
Cost of real estate and water assets sold	227,715	158,200	87,457
Cost of software sold			3,033
General, administrative, and other	45,780	51,229	58,101
Sales and marketing	18,824	13,662	8,594
Impairment loss on intangible and long-lived assets	3,282	13,084	1,410
Interest		228	1,135
Depreciation and amortization	2,212	3,054	2,618
Total costs and expenses	297,813	239,457	162,348
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(31,150)	(46,969)	(2,167)
Benefit (provision) for federal and state income taxes	2,961	3,514	(3,197)
Equity in loss of unconsolidated affiliate	(3,422)	(2,076)	(565)
Loss from continuing operations	(31,611)	(45,531)	(5,929)
Loss from discontinued agribusiness operations, net of tax	(30,539)	(14,074)	(23,265)
Loss on sale of discontinued agribusiness operations, net of tax	(18,729)
Net loss from discontinued agribusiness operations, net of tax	(49,268)	(14,074)	(23,265)
Net loss	(80,879)	(59,605)	(29,194)
Net (income) loss attributable to noncontrolling interests	(979)	7,180	6,896
Net loss attributable to PICO Holdings, Inc.	$(81,858)	$(52,425)	$(22,298)

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS, CONTINUED
(In thousands, except per share data)

	2015	2014	2013
Other comprehensive loss:
Net loss	$(80,879)	$(59,605)	$(29,194)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	292	(2,093)	2,411
Foreign currency translation	(48)	6,578	(165)
Total other comprehensive loss, net of tax	244	4,485	2,246
Comprehensive loss	(80,635)	(55,120)	(26,948)
Comprehensive (income) loss attributable to noncontrolling interests	(979)	7,180	6,896
Comprehensive loss attributable to PICO Holdings, Inc.	$(81,614)	$(47,940)	$(20,052)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(1.49)	$(1.76)	$(0.09)
Loss from discontinued agribusiness operations	$(2.07)	$(0.54)	$(0.89)
Net loss per common share – basic and diluted	$(3.56)	$(2.30)	$(0.98)
Weighted average shares outstanding	23,014	22,802	22,742

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2013
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, December 31, 2012	25,807	$26	$526,591	$5,215	$(2,014)	3,073	$(56,593)	$5,271	$478,496
Changes in ownership of noncontrolling interest			14,985					92,335	107,320
Stock-based compensation expense			4,731					1,246	5,977
Exercise of restricted stock units	14								—
Net loss				(22,298)				(6,896)	(29,194)
Unrealized gain on investments, net of deferred income tax of $1,167 and reclassification adjustments of $1,176					2,411				2,411
Foreign currency translation					(165)				(165)
Ending balance, December 31, 2013	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2014
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, December 31, 2013	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845
Stock-based compensation expense			5,228					1,865	7,093
Exercise of restricted stock units	247		(4,919)					(817)	(5,736)
Retirement of treasury stock	(2,985)	(3)	(54,954)			(2,985)	54,957		—
Sale of treasury stock						(10)	223		223
Contributions from noncontrolling interest								240	240
Net loss				(52,425)				(7,180)	(59,605)
Unrealized loss on investments, net of deferred income tax of $1,076 and reclassification adjustments of $4,646					(2,093)				(2,093)
Foreign currency translation					6,578				6,578
Ending balance, December 31, 2014	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2015
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Non- controlling Interest	Total
Beginning balance, December 31, 2014	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545
Stock-based compensation expense			2,882					734	3,616
Exercise of restricted stock units	33								—
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(337)					(159)	(496)
Distribution to noncontrolling interest								(26)	(26)
Net loss				(81,858)				979	(80,879)
Unrealized gain on investments, net of deferred income tax of $173 and reclassification adjustments of $741					292				292
Foreign currency translation					(48)				(48)
Ending balance, December 31, 2015	23,116	$23	$494,207	$(151,366)	$4,961	78	$(1,413)	$87,592	$434,004

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015, 2014, and 2013
(In thousands)

	2015	2014	2013
Operating activities:
Net loss	$(80,879)	$(59,605)	$(29,194)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (benefit) for deferred income taxes	(2,913)	(3,315)	2,870
Depreciation and amortization expense	2,212	3,054	2,619
Stock based compensation expense	3,616	7,067	5,977
Impairment loss on investment in unconsolidated affiliate	20,696	1,078
Gain on sale of available-for-sale investments	(1,101)	(4,733)	(23,642)
Foreign exchange loss on liquidation of subsidiary		9,336
Loss from discontinued operations, net	49,268	14,074	23,265
Fair value adjustment of contingent consideration	(1,195)
Impairment loss on intangible and long-lived assets	3,282	13,084	1,410
Equity in loss of unconsolidated affiliate	3,422	2,076	565
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Notes and other receivables	227	(785)	(1,959)
Real estate, water, and intangible assets	(40,235)	(132,005)	(32,375)
Income taxes		3,624	151
Other assets	(204)	(2,613)	(2,150)
Deferred compensation	909	423	1,553
Accounts payable and accrued expenses	11,311	2,628	7,702
Other operating activities, net	94	(75)	998
Cash used in operating activities - continuing operations	(31,490)	(146,687)	(42,210)
Cash used in operating activities - discontinued agribusiness operations	(17,433)	(1,405)	(16,354)
Net cash used in operating activities	(48,923)	(148,092)	(58,564)

Investing activities:
Proceeds from the sale of investments	7,938	31,036	22,676
Proceeds from maturity of investments	1,343		1,809
Purchases of investments	(2,316)	(11,046)	(20,290)
Increase in restricted deposits		(250)
Purchases of property, plant and equipment	(3,108)	(5,270)	(3,568)
Cash acquired (used) in the acquisition of a consolidated subsidiary		(14,006)	174
Other investing activities, net	213	40	402
Cash provided by investing activities - continuing operations	4,070	504	1,203
Cash provided by (used in) investing activities - discontinued agribusiness operations	102,523	(5,396)	1,519
Net cash provided by (used in) investing activities	106,593	(4,892)	2,722

Financing activities:
Proceeds from issuance of common stock of subsidiary, net of expenses			105,454
Proceeds from debt	147,170	184,684	67,868
Repayment of debt	(209,068)	(101,462)	(79,157)
Debt issuance costs	(827)	(1,920)
Payment of withholding taxes on exercise of restricted stock units	(496)	(5,737)
Proceeds from the sale of treasury stock		220
Other financing activities, net	(27)	242
Net cash provided by (used in) financing activities	(63,248)	76,027	94,165

Effect of exchange rate changes on cash		1,896	(399)
Net increase (decrease) in cash and cash equivalents	(5,578)	(75,061)	37,924
Cash and cash equivalents, beginning of year	62,978	138,039	100,115
Cash and cash equivalents, end of year	57,400	62,978	138,039
Less cash and cash equivalents of discontinued agribusiness operations, end of year	938	301	49
Cash and cash equivalents of continuing operations, end of year	$56,462	$62,677	$137,990

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Payment (refund) of federal and state income taxes	$(67)	$(3,817)	$185
Interest paid, net of amounts capitalized	$3,295	$5,183	$6,801

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$1,609	$11,463
Fair value of assets acquired in Citizens acquisition		$19,418
Cash paid for the acquisition of consolidated subsidiaries		$(14,006)
Contingent consideration and liabilities assumed in Citizens acquisition		$5,412
Accrued debt issuance costs		$473
Exercise of land purchase options acquired with acquisition of business	$195	$141
Unpaid liability incurred for construction costs	$388	$917	$98
Mortgage incurred to purchase real estate			$6,605
Increase in assets from business combination with Spigit			$21,432
Increase in liabilities from business combination with Spigit			$20,377
Decrease in assets from disposition of Spigit			$24,800
Decrease in liabilities from disposition of Spigit			$18,900
Conversion of note receivable to common stock in Spigit			$820

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE INDEX

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a diversified holding company. As of December 31, 2015, the Company has presented its consolidated financial statements and the accompanying notes to the consolidated financial statements using the guidelines prescribed for real estate companies, as the majority of the Company’s assets and operations are primarily engaged in real estate and related activities.

Currently PICO’s major activities include developing water resources and water storage operations in the southwestern United States, homebuilding, and land development.

The following are the Company’s significant operating subsidiaries as of December 31, 2015. All subsidiaries are wholly-owned except where indicated:

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

UCP, Inc. (“UCP”) is a public company homebuilder and land developer which owns and develops real estate in California, Washington State, North Carolina, South Carolina, and Tennessee. UCP operates its homebuilder business through its subsidiary, Benchmark Communities, LLC (“Benchmark”). PICO owns 56.9% of UCP.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the application of the equity method of accounting, intangibles, real estate and water assets, deferred income taxes, stock-based compensation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities were appropriate as of December 31, 2015 and December 31, 2014, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Investments:

The Company’s investment portfolio at December 31, 2015 and 2014 was comprised of corporate bonds and equity securities. Corporate bonds are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. The Company’s investments in equity securities consisted of common stock of publicly traded and private small-capitalization companies in the United States (“U.S.”) and selected foreign markets.

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

Investment in Unconsolidated Affiliate:

Investments where the Company owns at least 20% but not more than 50% of the voting interest, or has the ability to exercise significant influence, but not control, over the investee are accounted for under the equity method of accounting. Accordingly, the Company’s share of the income or loss of the affiliate is included in the Company’s consolidated results. Any impairment losses recorded against investments accounted for under the equity method of accounting are included in impairment loss on investment in unconsolidated affiliates.

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

Other Assets:

Other assets include the following significant account balances:

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

Capitalized property, plant and equipment costs include all development costs incurred to get the asset ready for its intended use and includes capitalized interest on qualifying assets during the development period.

The Company has elected to reclassify “Property, plant and equipment, net” balances from a separate line item on the consolidated balance sheet to “Other assets.” Prior periods presented have been recast from amounts previously reported.

Notes and Other Receivables:

The Company’s notes and other receivables included installment notes from the sale of real estate and water assets. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer creditworthiness, current economic trends and underlying value of the real estate, if applicable. Certain notes are secured by the underlying assets, which allows the Company to recover the property if and when a buyer defaults. No significant provision for bad debts was required on any receivables or installment notes from the sale of real estate and water assets during the years ended December 31, 2015, and 2014.

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

Accounts payable and accrued expenses:

Accounts payable and accrued expenses includes trade payables and accrued construction payables.

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

Other Liabilities:

Other liabilities includes employee benefits, unearned revenues, option payments and deposits received, warranty liabilities, deferred tax liabilities, and accrued interest, and other accrued liabilities.

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

Other Income, Net:

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

General, Administrative, and Other:

General, administrative, and other costs include general overhead expenses such as salaries and benefits, stock-based compensation, consulting, audit, tax, legal, insurance, property taxes, and other general operating expenses. The Company has reclassified “Operating and other costs” on the consolidated statement of operations and comprehensive income or loss to “General, administrative, and other” and “Sales and Marketing.”

Sales and Marketing:

Sales and marketing costs include sales and marketing related salaries and benefits and sales commissions.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests using the straight-line method.

Accounting for Income Taxes:

The Company’s provision for income tax expense includes federal and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities. The liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

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

Loss per Share:

Basic earnings or loss per share was computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share was computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s free-standing stock appreciation rights (“SAR”), performance-based price-contingent stock options (“PBO”), and restricted stock units (“RSU”) are considered common stock equivalents for this purpose. The number of additional shares related to these common stock equivalents is calculated using the treasury stock method.

For the three years ended December 31, 2015, the Company’s common stock equivalents were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

Translation of Foreign Currency:

Financial statements of foreign operations were translated into U.S. dollars using average rates of exchange in effect during the applicable year for revenues, expenses, realized gains and losses, and the exchange rate in effect at the balance sheet date for assets and liabilities. Unrealized exchange gains and losses arising on translation were reflected within accumulated other comprehensive income or loss. Realized foreign currency gains or losses were reported within total costs and expenses in the consolidated statement of operations and comprehensive income or loss. Any accumulated foreign currency included in other comprehensive income or loss that existed at a sale date or date of dissolution of a subsidiary was part of the gain or loss realized on the transaction as reported in the consolidated statements of operations and comprehensive income or loss.

Consolidation of Variable Interest Entities:

The Company consolidates variable interest entities (“VIE”) where it has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company did not consolidate any VIE at December 31, 2015 or 2014.

Recently Issued Accounting Pronouncements:

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

In January 2016, the FASB issued accounting guidance to enhance to reporting model for financial instruments. The guidance amends various aspects of the recognition, measurement, presentation, and disclosure for financial instruments. The main provisions include requiring equity investments to be measured at fair value with changes in fair value to be recognized in net income; simplifying the impairment assessment of equity investments without readily determinable fair values by requiring an initial qualitative assessment; eliminating the requirement to disclose the method and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost; requiring the use of the exit price notion when measuring the fair value of certain financial instruments; requiring the separate disclosure in other comprehensive income or loss of the change in fair value of a liability resulting from a change in the instrument-specific credit risk; requiring separate presentation of financial assets and liabilities by measurement category and form; and finally clarifying the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted only for certain provisions. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

2.    REAL ESTATE AND TANGIBLE WATER ASSETS, NET

The cost assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	December 31,
	2015	2014
Real estate and improvements held and used, net of accumulated amortization of $11,778 at December 31, 2015 and $10,899 at December 31, 2014	$9,694	$10,574
Residential real estate and home construction inventories	362,056	322,938
Other real estate inventories completed or under development	9,971	10,308
Tangible water assets	42,514	42,530
Total real estate and tangible water assets	$424,235	$386,350

Amortization of real estate improvements was approximately $879,000 in each of the three years ended December 31, 2015.

Impairment Losses during 2015:

During the year ended December 31, 2015, the Company recorded an impairment loss of $923,000 on real estate located in Kern County, California and owned by UCP reducing the carrying value to $6 million. The loss was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate operations segment.

During the year ended December 31, 2015, the Company accepted an offer for $3.4 million for real estate owned near Fresno, California. As a result, an impairment loss of $274,000 was recorded that reduced the carrying value of the real estate to the offer price. The real estate is not part of UCP’s results of operations, nor is it included in UCP’s inventory of lots. The loss was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate operations segment.

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

During the year ended December 31, 2014, the Company decided to sell a property “as-is” as opposed to completing development activities as originally planned and as a result, wrote down the carrying value of the asset to the estimated fair value. The Company reduced the carrying value of the real estate balance to $1.4 million by recording an impairment loss of $2.9 million. The loss was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate operations segment. The real estate is not part of UCP’s results of operations, nor is it included in UCP’s inventory of lots.

3.    GOODWILL AND INTANGIBLE ASSETS

Intangible Assets:

The Company’s carrying amounts of its indefinite-lived intangible assets were as follows (in thousands):

	December 31,
	2015	2014
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	24,831	24,804
Other, net of accumulated amortization	17,805	17,911
Total intangible assets	$126,533	$126,612

Fish Springs Ranch Pipeline Rights and Water Credits:

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno area. Under a settlement agreement signed in 2007, the Pyramid Lake Paiute Tribe (the “Tribe”) agreed to not oppose any permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, and in exchange, Fish Springs Ranch will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs Ranch sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year. The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, and accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water. Currently Fish Springs Ranch does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Impairment Losses during 2015:

As a result of the Company’s annual review of indefinite-lived intangible assets, using a discounted cash flow model, the Company recorded an impairment loss of $269,000, reducing the carrying value to $3 million. The loss was recorded in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets. The loss was also recorded in the water resource and water storage operations segment results. This was the first such impairment recorded on this asset. There were no other impairment losses on any other intangible assets during the year ended December 31, 2015.

Impairment Losses during 2014:

As a result of the Company’s annual review of indefinite-lived intangible assets, using a discounted cash flow model, it was determined that the fair value of other intangible assets of approximately $3.3 million was below the carrying value of $5.6 million, resulting in an impairment loss of $2.3 million. The loss was recorded in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets, and was reported as part of the water resource and water storage operations segment results. This was the first such impairment recorded on this asset.

Goodwill:

The Company had a goodwill balance of $4.2 million at December 31, 2015 and December 31, 2014. During 2014, the Company recorded $4.2 million of goodwill as part of the acquisition of certain assets and liabilities of Citizens Homes, Inc. (“Citizens”), as discussed in Note 14 “Acquisition of Citizens Homes.” There were no other acquisitions, disposals, or impairments of goodwill during the years ended December 31, 2015, or December 31, 2014.

4.    INVESTMENTS

The cost and carrying value of available-for-sale investments were as follows (in thousands):

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,458	$46	$(51)	$4,453
Marketable equity securities	10,339	7,879	(81)	18,137
Total	$14,797	$7,925	$(132)	$22,590

December 31, 2014	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$8,909	$198	$(65)	$9,042
Marketable equity securities	14,780	7,335	(125)	21,990
Total	$23,689	$7,533	$(190)	$31,032

The Company owns marketable debt and equity securities in the U.S. and abroad. Approximately $1.5 million and $5.6 million of the Company’s available-for-sale investments at December 31, 2015, and 2014, respectively, were invested internationally, primarily in Switzerland and New Zealand.

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	December 31, 2015		December 31, 2014
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$38	$37	$3,786	$3,958
Due after one year through five years	2,603	2,566	3,310	3,255
Due after five years	1,817	1,850	1,813	1,829
	$4,458	$4,453	$8,909	$9,042

Included in other income, net in the accompanying consolidated financial statements is the pre-tax net realized gain or loss on investments (in thousands):

	Year Ended December 31,
	2015	2014	2013
Gross realized gains:
Debt securities	$419	$7	$3
Equity securities and other investments	1,010	5,545	24,110
Total gain	1,429	5,552	24,113
Gross realized losses:
Debt securities	(4)	(116)	(152)
Equity securities and other investments (1)	(21,020)	(1,781)	(319)
Total loss	(21,024)	(1,897)	(471)
Net realized gain (loss)	$(19,595)	$3,655	$23,642

(1) Included within this caption for the years ended December 31, 2015, and 2014, is $20.7 million and $1.1 million, respectively, that is reported in a separate line, impairment loss on unconsolidated affiliate, within the Company’s consolidated statements of operations and comprehensive income or loss for the years then ended.

Significant Realized Gains and Losses:

The realized losses reported in 2015 were primarily due to the $20.7 million impairment loss on the investment in Mindjet, Inc. (“Mindjet”) common and preferred shares discussed below. The realized gains reported in 2013 were primarily due to the $21.2 million gain on the merger transaction between Spigit, Inc. (“Spigit”) and Mindjet.

Debt Securities

At December 31, 2015, there were unrealized losses on certain bonds held by the Company. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three years ended December 31, 2015.

Marketable Equity Securities

At December 31, 2015, the Company reviewed all of its equity securities in an unrealized loss position and concluded certain securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. No material impairment losses were recorded on equity securities during the years ended December 31, 2015, 2014 and 2013.

Other Investments:

The Company owned the following investments that are not classified as available-for-sale (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Voting Interest	Carrying Value	Voting Interest
Investment in Synthonics	$2,170	18.3%	$2,170	19.6%

Investment in Mindjet:
Investment in common stock	$—	19.3%	$6,611	15.0%
Investment in preferred stock	1,312		15,858	13.4%
	$1,312	19.3%	$22,469	28.4%
Total	$3,482		$24,639

Investment in Synthonics:

Synthonics, Inc. (“Synthonics”) is a private company co-founded by a member of the Company’s board of directors. The Company’s investment consists of preferred shares as discussed in Note 11 “Related-Party Transactions.”

Investment in Mindjet:

During 2015, Mindjet raised additional capital from existing shareholders. The Company elected not to participate in the offering and as a result, the Company’s existing investment in preferred stock was converted to common stock at five shares of preferred stock for one share of common stock, and the Company’s investment in convertible debt was converted into nonvoting preferred stock resulting in a decline in the Company’s voting ownership to 19.3%. In addition, the Company lost its right to a board seat. Given the resulting voting interest and loss of board representation, the Company determined it no longer had significant influence over the operating and financial policies of Mindjet and therefore discontinued the equity method of accounting for the investment in common stock during the third quarter of 2015. The remaining investment was held at cost at December 31, 2015. At December 31, 2015, the Company’s carrying value in Mindjet was $2.2 million, comprised of $1.3 million in preferred stock and a note receivable of $886,000 that is expected to be converted into additional preferred stock during the first quarter of 2016.

The Company had previously accounted for the investment in common stock using the equity method of accounting. This resulted in recording a loss within equity in loss of unconsolidated affiliate in the consolidated statement of operations and comprehensive income or loss of $3.4 million, $2.1 million, and $565,000 for the years ended December 31, 2015, December 31, 2014, and December 31, 2013, respectively. The Company’s share of the losses reported by Mindjet during 2015 were allocated to the carrying value of the common stock investment until it reached zero, and then to the preferred stock and convertible debt.

During 2015, the Company recorded a $20.7 million impairment loss on the investment in Mindjet common and preferred shares as the estimated fair value was less than the carrying value due to significantly increased, and continuing operating losses and resulting liquidity issues, actual financial results significantly less than projections, and decreased market conditions that have adversely affected the value of Mindjet. Such loss was recorded in impairment loss on investment in unconsolidated affiliate in the consolidated statement of operations and comprehensive income or loss. The fair value of the investment in Mindjet was based on an analysis of the financial and operational aspects of the company, including consideration of business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company. Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of debt and equity issued by Mindjet in order to reflect differences in value due to differing liquidation preferences, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were determined using revenue multiples that included assumptions regarding an entity’s assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

It is reasonably possible that the Company’s ownership percentage in Mindjet will continue to decline as other shareholders fund the ongoing operations with additional equity capital and upon conversion of notes in the first quarter of 2016. The Company does not anticipate investing any additional capital into Mindjet.

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

During 2014, the Company was notified by Mindjet that it was asserting a breach in the representations and warranties made by Spigit in the September 10, 2013 merger agreement. As part of the notification, Mindjet made a claim against the Mindjet shares held by the former Spigit shareholders, including the Company. A partial settlement was reached by the parties in November 2014 that was not material to the Company and was paid in shares of Mindjet. During 2015, the claim period for the remaining outstanding issue ended, and the Company was released from any additional liability for damages.

5.    DISCLOSURES ABOUT FAIR VALUE

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2015. During the year ended December 31, 2014, $5.6 million in equity securities were transferred from Level 1 to Level 2 as a result of low trading volume and a wide bid/ask spread. There were no significant transfers from Level 2 to Level 1 during the year ended December 31, 2014. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

At December 31, 2015 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Available-for-sale equity securities (1)	$10,685	$7,452		$18,137
Available-for-sale debt securities (1)	$4,453			$4,453

Liabilities
Contingent consideration (2)			$2,707	$2,707

At December 31, 2014 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
Assets
Available-for-sale equity securities (1)	$10,892	$11,098		$21,990
Available-for-sale debt securities (1)	$6,380			$6,380

Liabilities
Contingent consideration (2)			$3,902	$3,902

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

(2) Included in this caption is the contingent consideration that the Company potentially owes due to the acquisition of Citizens. The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon achievement of various pre-tax net income performance milestones of the new business (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance, except for the sixth payout calculation, which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between zero and $6 million. The estimated fair value of the contingent consideration was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model. The fair value of the contingent consideration was then estimated as the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period. The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs. Key assumptions include: (1) forecasted adjusted net income over the contingent consideration period, (2) risk-adjusted discount rate reflecting the risk inherent in the forecasted adjusted net income, (3) risk-free interest rates, (4) volatility of adjusted net income, and (5) UCP’s credit spread. The risk adjusted discount rate for adjusted net income was 13.5% plus the applicable risk-free rate resulting in a combined discount rate ranging from 13.5% to 14.2% over the contingent consideration period. The volatility rate of 19.1% and a credit spread of 11% were applied to forecast adjusted net income over the contingent consideration period. The change in estimated fair value of the contingent consideration was $1.2 million for the year ended December 31, 2015.

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

Year Ended December 31, 2015 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Intangible water assets (1)			$3,023	$(269)
Oil and gas wells (2)			$2,542	$(1,816)
Real estate and development costs (3)			$3,400	$(274)
Real estate and development costs (3)			$5,960	$(923)
Investment in unconsolidated affiliate (4)			$2,163	$(20,696)

(1) The Company had a non-recurring fair value measurement for intangible assets that resulted in an impairment loss discussed in Note 3 “Goodwill and Intangible Assets.”

(2) The Company recorded an impairment loss to write down the value of capitalized development costs related to its oil and gas wells. The estimated fair value of the wells was determined using a discounted cash flow model. The loss was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the corporate segment.

(3) The Company had a non-recurring fair value measurement of a real estate asset discussed in Note 2 “Real Estate and Tangible Water Assets, Net.”

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

As of December 31, 2015 and 2014, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are Level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated on a recurring basis.

The following table presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	December 31, 2015		December 31, 2014
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates equity securities	$3,482	$3,482	$18,028	$18,028
Investments in unconsolidated affiliates debt securities			$2,662	$7,964

Financial liabilities:
Debt	$157,490	$166,769	$135,451	$150,143

6.    DEBT

The Company enters into acquisition, development and construction debt agreements to purchase and develop real estate and for the construction of homes, which are generally secured primarily by the underlying real estate. Certain of the loans are funded in full at the initial loan closing and others are revolving facilities under which the Company may borrow, repay and redraw up to a specified amount during the term of the loan. Acquisition debt is due at various dates but is generally repaid when lots are released from the loans based upon a specific release price, as defined in each respective loan agreement, or the loans are refinanced at current prevailing rates. Construction and development debt is required to be repaid with proceeds from the sale of homes based upon a specific release price, as defined in each respective loan agreement.

The following table details the Company’s outstanding debt (in thousands):

	December 31,
	2015	2014
No stated interest, payments through 2017	$1,935
3% to 4.75% payments through 2017	67,602	$52,379
5% to 5.5% payments through 2017	7,639	6,918
8% payments through 2018	4,000
Senior notes: 8.5% payments through 2017	74,710	74,550
10% payments through 2017	1,604	1,604
Total debt	$157,490	$135,451

At December 31, 2015, and 2014, the Company’s real estate debt had a weighted average interest rate of 6.4% and 6.6%, respectively.

As of December 31, 2015, and 2014, the Company had approximately $232.6 million and $134.5 million, respectively, available in loan commitments to draw upon, of which approximately $75.1 million and $87.3 million, respectively, was available.

Debt Provisions, Restrictions, and Covenants on Real Estate Debt

Certain of UCP’s debt agreements contain various significant financial covenants, each of which UCP was in compliance with at December 31, 2015, and December 31, 2014.

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

Other

The Company’s future minimum principal debt repayments were as follows (in thousands):

Year ended December 31,
2016	$42,419
2017	111,071
2018	4,000
Total	$157,490

The Company incurred $11.6 million, $4 million, and $4 million of interest expense during the years ended December 31, 2015, 2014, and 2013, respectively. The Company capitalized $11.6 million, $3.8 million, and $2.9 million of the interest incurred in 2015, 2014, and 2013, respectively, related to construction and real estate development costs. Due to debt covenants and other restrictions, the total restricted net assets of the Company’s consolidated subsidiaries was $131.2 million at December 31, 2015.

7.    COMMITMENTS AND CONTINGENCIES

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2021. Rent expense for the years ended December 31, 2015, 2014, and 2013, for office space was $1.8 million, $1.6 million, and $1.6 million, respectively.

Future minimum payments under all operating leases were as follows (in thousands):

Year ended December 31,
2016	$1,641
2017	1,495
2018	1,343
2019	584
2020	213
Thereafter	18
Total	$5,294

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings.

The Company is subject to various litigation matters that arise in the ordinary course of its business. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of the Company’s potential liability. The Company regularly reviews contingencies to determine the adequacy of accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that the Company’s consolidated financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

8.    STOCK-BASED COMPENSATION

At December 31, 2015, the Company had one stock-based payment arrangement outstanding, the PICO Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). UCP also issues stock-based compensation under its own long term incentive plan that provides for equity-based awards, which upon vesting results in newly issued shares of UCP Class A common stock.

The 2014 Plan provides for the issuance of up to 3.3 million shares of common stock in the form of PBO, RSU, SAR, non-statutory stock options, restricted stock awards (“RSA”), performance shares, performance units, deferred compensation awards, and other stock-based awards to employees, directors, and consultants of the Company (or any present or future parent or subsidiary corporation or other affiliated entity of the Company). The 2014 Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes. Upon exercise of a PBO, RSU, and SAR, the employee will receive newly issued shares of PICO common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder can elect to pay withholding taxes in cash).

The Company recorded total stock based compensation expense of $3.6 million, $7.1 million and $6 million during 2015, 2014 and 2013, respectively. Of the $3.6 million in stock based compensation expense recorded during 2015, $1.7 million related to RSU and stock options for UCP common stock granted to the officers of UCP, of which $734,000 was allocated to noncontrolling interest. Of the $7.1 million in stock based compensation expense recorded in 2014, $3.7 million related to RSU for UCP common stock granted to the officers of UCP, of which $1.9 million was allocated to noncontrolling interest. Of the $6 million in stock based compensation expense recorded in 2013, $2.2 million related to RSU for UCP common stock granted to the officers of UCP, of which $1.2 million was allocated to noncontrolling interest.

Performance-Based Options (PBO)

At various times, the Company has awarded PBO to various members of management. All of the PBO issued contain a market condition based on the achievement of a stock price target during the contractual term and vest monthly over a three year period. The vested portion of the options may be exercised only if the 30-trading-day average closing sales price of the Company’s common stock equals or exceeds 125% of the grant date stock price. The stock price contingency may be met any time before the options expire and it only needs to be met once for the PBO to remain exercisable for the remainder of the term. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is the vesting period of the award.

The estimated fair value of the Company’s PBO was determined using a Monte Carlo model, which incorporated the following assumptions:

	2015 10-Year Option	2014 10-Year Option	2014 4.58-Year Option
Grant date	8/12/2015	11/14/2014	11/14/2014
Expiration date	8/12/2025	11/14/2024	6/14/2019
Grant date stock price	$13.06	$19.51	$19.51
Historical volatility	35.16%	35.00%	28.85%
Risk-free rate (annualized)	2.19%	2.38%	1.5%
Dividend yield (annualized)	—%	—%	—%

The determination of the fair value of PBO using an option valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility is calculated through an analysis based on historical daily returns of PICO’s stock over a look-back period equal to the PBO contractual term. The risk-free interest rate assumption is based upon a risk-neutral framework using the 10-year and 4.58-year zero-coupon risk-free interest rates derived from the treasury constant maturities yield curve on the grant date, for the 10-year PBO award and the 4.58-year PBO award, respectively. The dividend yield assumption is based on the expectation of no future dividend payouts by the Company.

The weighted-average grant date fair value of the PBO granted during the years ended December 31, 2015 and December 31, 2014 was $5.87 and $6.51 per share, respectively. The total fair value of the 285,714 shares, 4.58-year options was $1.5 million, the total fair value of the 167,619 shares, 2014 10-year options was $1.5 million, and the total fair value of the 75,000 shares, 2015 10-year options was $440,000. The Company did not have any PBO activity during the year ended December 31, 2013.

A summary of PBO activity was as follows:

	Performance-Based Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2013
Granted	453,333	$19.51
Forfeited
Outstanding at December 31, 2014	453,333	$19.51
Granted	75,000	$13.06
Forfeited	(75,000)	$13.06
Outstanding at December 31, 2015	453,333	$19.51

Of the PBO outstanding, 285,714 are exercisable for up to 4 years, 7 months from the grant date and 167,619 are exercisable for up to 10 years from the grant date.

	Performance-Based Options	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Vested at December 31, 2013
Vested	12,593
Forfeited
Vested at December 31, 2014	12,593	$19.51	6.5	—
Vested	155,278
Forfeited	(4,167)
Vested at December 31, 2015	163,704	$19.51	5.5	—

All previously recognized compensation expense related to forfeited PBO was reversed during the year and the remaining unamortized expense was canceled. There were no PBO forfeitures during the years ended December 31, 2014 and 2013.

As of December 31, 2015 and December 31, 2014, there were no PBO exercisable as the market condition had not been met. The unrecognized compensation cost related to unvested PBO at December 31, 2015 and 2014 was $1.8 million and $2.9 million, respectively.

Restricted Stock Units (RSU)

RSU awards the recipient, who must be continuously employed by the Company until the vesting date, unless the employment contracts stipulate otherwise, the right to receive one share of the Company’s common stock. RSU do not vote and are not entitled to receive dividends. RSU are valued at the Company’s closing stock price on the date of grant and compensation expense is recognized ratably over the vesting period for each grant.

A summary of RSU activity was as follows:

	RSU Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding and unvested at December 31, 2012	467,716	$30.43
Granted	15,435	$22.67
Vested	(13,716)	$21.87
Forfeited
Outstanding and unvested at December 31, 2013	469,435	$30.43
Granted	142,131	$19.81
Vested	(469,435)	$30.43
Forfeited
Outstanding and unvested at December 31, 2014	142,131	$19.81
Granted	23,300	$15.68
Vested	(45,753)	$20.43
Forfeited	(11,020)	$15.72
Outstanding and unvested at December 31, 2015	108,658	$19.07

The unrecognized compensation cost related to unvested RSU for the years ended December 31, 2015 and 2014 was $1.8 million and $2.5 million, respectively.

In August of 2015, the Company issued 5,000 RSU to a member of management that vest over a three year period and in June of 2015, the Company issued 3,050 RSU to each of the six non-employee directors of the Company for a total of 18,300 awards that vest one year from the date of grant.

When an award vests, the recipient receives a new share of PICO common stock for each RSU, less that number of shares of common stock equal in value to applicable withholding taxes. During 2015, 13,212 RSU held by directors and 32,539 RSU held by various officers and members of management vested, which resulted in the delivery of 33,758 newly issued shares of PICO common stock, net of applicable withholding taxes.

During the year ended December 31, 2015, 11,020 RSU were forfeited. All previously recognized expense was reversed during the year and the remaining unamortized expense was canceled. There were no RSU forfeited during the years ended December 31, 2014 and 2013.

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

There were no unvested SAR, and therefore no compensation expense recognized, during the three years ended December 31, 2015. In addition, there were no SAR granted or exercised during the three years ended December 31, 2015.

A summary of SAR activity is as follows:

	SAR Shares	Weighted Average Exercise Price	Weighted Average Contractual Term Remaining (Years)
Outstanding and exercisable at December 31, 2012	1,812,079	$36.16	3.5
Expired	(195,454)	$33.76
Outstanding and exercisable at December 31, 2013	1,616,625	$36.45	2.5
Expired	(20,000)	$33.76
Outstanding and exercisable at December 31, 2014	1,596,625	$36.49	1.5
Expired	(1,110,155)	$33.76
Outstanding and exercisable at December 31, 2015	486,470	$42.71	1.5

At December 31, 2015, none of the outstanding SAR were in-the-money.

9.    FEDERAL AND STATE CURRENT AND DEFERRED INCOME TAX

The Company and its subsidiaries file a consolidated federal income tax return. Companies that are less than 80% owned corporations, or entities that are treated as partnerships for federal income tax purposes, file separate federal income tax returns. All of the Company’s pre-tax loss from continuing operations in each of the three years ended December 31, 2015, 2014 and 2013 was generated in the U.S. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Deferred compensation	$10,199	$9,936
Impairment loss on securities	1,292	2,237
Impairment loss on water assets	17,252	16,856
Impairment loss on real estate	1,423	1,327
Capitalized expenses	8,629	9,451
Net operating losses, capital losses, and tax credit carryforwards	65,680	61,081
Employee benefits, including stock-based compensation	5,818	5,416
Excess tax basis in affiliate	14,675	5,659
Fixed assets	2,312
Other, net	2,975	2,312
Total deferred tax assets	130,255	114,275
Deferred tax liabilities:
Unrealized appreciation on securities	3,118	2,950
Revaluation of real estate and water assets	5,254	5,249
Fixed assets		13,077
Excess book basis in affiliate	6,646	10,809
Other, net	2,118	4,007
Total deferred tax liabilities	17,136	36,092
Valuation allowance	(113,119)	(80,940)
Net deferred income tax liability	$—	$(2,757)

The Company reported no net deferred taxes at December 31, 2015 and a $2.8 million net deferred liability at December 31, 2014 related to the taxable temporary difference attributable to its investment in Mindjet, which was not expected to reverse within a period that would allow it to be offset by existing deductible temporary differences. This investment balance was determined to be impaired and was written off during 2015 such that it is no longer a taxable temporary difference.

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. At December 31, 2011, the Company considered it more likely than not that the deferred tax assets would not be realized and a full valuation allowance was provided. At December 31, 2015, after evaluating the positive and negative evidence, management concluded to maintain a full valuation allowance against its deferred tax assets. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Reliance on future U.S. taxable income as an indicator that a valuation allowance is not required is difficult when there is negative evidence such as the Company's cumulative losses in recent years. In considering the evidence as to whether a valuation allowance is needed, the existence, magnitude and duration of such cumulative losses are factors that are accorded significant weight in the Company's assessment. As a result, a determination was made that there was not sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that these deferred tax assets would be realized. Therefore, the Company has provided a full valuation allowance against the Company's net deferred tax assets. This assessment will continue to be undertaken in the future. The Company's results of operations may be impacted in the future by the Company's inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The Company's results of operations might be favorably impacted in the future by reversals of valuation allowances if the Company is able to demonstrate sufficient positive evidence that the Company's deferred tax assets will be realized.

The Company had operating loss carryforwards, federal tax credit carryforwards, and state capital loss carryforwards as of December 31, 2015, that will expire if not utilized. The following table summarizes such carryforwards and their expiration as follows (in thousands):

	Federal Net Operating Losses	Federal Tax Credits	State Net Operating Losses	State Capital Losses
Expire 2016 through 2019		$1,412	$4,998	$8,500
Expire 2020 through 2024		2,106	16,879
Expire 2025 through 2029		15	7,689
Expire 2030 through 2035	$134,504	4,299	156,693
Total	$134,504	$7,832	$186,259	$8,500

Utilization of the Company's U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2015, the Company believes that utilization of its federal net operating losses and federal tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

Income tax provision or benefit for federal and state income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current tax benefit (provision)	$48	$199	$(326)
Deferred tax benefit (provision)	2,913	3,315	(2,871)
Total income tax benefit (provision)	$2,961	$3,514	$(3,197)

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal income tax provision at statutory rate	$10,902	$16,439	$758
Change in valuation allowance	(13,601)	(11,784)	(4,347)
State taxes, net of federal benefit	36	184	1,255
Nondeductible compensation	(530)	(1,567)	(1,370)
Equity in loss of unconsolidated affiliate	2,766	816	198
Research and development credit	2,248
Other	1,140	(574)	309
Total income tax benefit (provision)	$2,961	$3,514	$(3,197)

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2015, the Company's statute is open from 2012 and 2010 forward for federal and for state tax purposes, respectively. During 2014, the U.S. Internal Revenue Service initiated an examination of the Company’s 2011 and 2012 federal income tax returns, which was settled in the first quarter of 2015 without any material adjustments. The Company's 2006 through 2008 California income tax returns were examined by the California Franchise Tax Board and an adjustment was proposed, which the Company is contesting in an administrative proceeding. The Company believes that the results of the proceedings will not materially affect its financial position, results of operations, or cash flows.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME OR LOSS

The components of accumulated other comprehensive income or loss were as follows (in thousands):

	December 31,
	2015	2014
Net unrealized gain on available-for-sale investments	$5,065	$4,773
Foreign currency translation	(104)	(56)
Accumulated other comprehensive income	$4,961	$4,717

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $2.8 million at December 31, 2015 and $2.6 million at December 31, 2014.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Year Ended December 31,
	2015	2014	2013
Beginning balance - January 1	$4,717	$232	$(2,014)
Unrealized gain reclassified and recognized in net loss, net of tax(1)	(481)	(3,020)	(764)
Foreign exchange reclassified and recognized in net loss, net of tax(1)	361	6,567
Total reclassified and recognized in net loss, net of tax	(120)	3,547	(764)
Unrealized gain on marketable securities, net of tax	773	927	3,175
Accumulated currency, net of tax	(409)	11	(165)
Net change in other comprehensive income, net of tax	244	4,485	2,246
Accumulated other comprehensive income	$4,961	$4,717	$232

(1) Amounts reclassified from this category are included in other income in the consolidated statement of operations and comprehensive income or loss.

During 2014, the Company substantially liquidated several wholly-owned subsidiaries, one of which conducted business and maintained its financial statements in a foreign denominated local currency. The translation of such financial statements into the Company’s U.S. reporting currency created a cumulative translation loss of $9.3 million, which was reported net of a $3.1 million tax benefit in accumulated other comprehensive income or loss. In conjunction with the liquidation, the balance of the accumulated foreign currency adjustment was reclassified from accumulated other comprehensive loss and was reported as a loss on liquidation within other income, net in the consolidated statement of operations and comprehensive income or loss for the year ended December 31, 2014.

11.    RELATED-PARTY TRANSACTIONS

Employment, Severance, and Executive Bonus Plan Agreements

Effective March 11, 2016, the Company entered into 1) an amended employment agreement with John R. Hart, the Company’s President and Chief Executive Officer (“CEO”), 2) amended severance agreements with Maxim C. W. Webb, the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary, and John T. Perri, Vice President and Chief Accounting Officer, and 3) an executive bonus plan with these same individuals.

The Amended Employment Agreement:

The amended agreement superseded and replaced Mr. Hart’s previous employment agreement entered into in 2014 and provides the following:

•	a five year term ending on March 11, 2021;

•	an annual base salary of $1 million including the standard benefits package made available to other full time employees of the Company;

•	certain termination benefits:

◦
If terminated without cause, Mr. Hart is entitled to 1) a lump-sum payment of $10 million, 2) payment of family health benefits through the earlier of Mr. Hart’s death or his acceptance of health coverage from another employer although the Company could pay Mr. Hart a one-time payment of $540,000 as satisfaction of this obligation under certain circumstances, 3) payment of all accrued vacation and other time off, including an additional $389,000 which is the amount of the difference between (a) the value of such accrued vacation and time off at December 31, 2015 calculated using his annual base salary on such date and (b) the value of that benefits using his revised base salary under the new agreement, 4) immediate vesting of any outstanding unvested stock-based awards, and 5) any bonus earned as described below.

◦
If Mr. Hart terminates his employment for good reason as defined in the agreement, the lump-sum payment noted above is reduced to $5 million unless such termination is in connection with an approval by the Company’s Board of Directors to materially change the Company’s current business plan.

◦
If Mr. Hart’s employment with the Company is terminated due to the expiration of the term of the amended employment agreement, Mr. Hart will be entitled to all benefits payable under a termination without cause, except for the bonus; provided, however, that the lump-sum payment will be reduced to $5 million.

•
In the event that Mr. Hart’s employment with the Company is terminated due to death or disability, Mr. Hart’s beneficiary will be entitled to the benefits payable under a termination without cause; provided, however, that the lump-sum payment will also be reduced to $5 million.

The Amended Severance Agreements:

The amended and restated five year severance agreements with Mr. Webb and Mr. Perri superseded similar agreements entered into during 2012. Each agreement provides for the payment of the lower of two years base salary or the base salary of the then - remaining portion of the term, participation in the Company’s executive bonus plan as described below, and payment of up to one year of COBRA expenses, in the event of an involuntary termination of employment (other than for “cause”) or a resignation for “good reason.”

Concurrently with the execution of his amended severance agreement, Mr. Webb voluntarily reduced his annual base salary to $496,000, which reflects an approximately 15% reduction from his previous base salary of $583,550.

Executive Bonus Plan:

The revised executive bonus plan is effective from January 1, 2016 through December 31, 2020 and replaced and superseded the previous bonus plan maintained by the Company for Mr. Hart, Mr. Webb and Mr. Perri. Such arrangement awards an annual bonus only if 1) there is a net gain derived from a sale or other disposal of assets, as defined, and 2) cash proceeds from such transactions are distributed directly to the Company’s shareholders during the same year.

The agreement establishes a bonus pool that is calculated as 20% of the adjusted total net gain from assets sold or otherwise disposed. The plan defines the total net gain as the difference between the cash received in sale or other disposal transactions less (a) the book value of each such asset as of December 31, 2015, as determined in accordance with U.S. GAAP, subject to adjustment by the compensation committee to the extent necessary to reflect the capitalization of costs with respect to such assets as required by GAAP after December 31, 2015; (b) any bonus paid or payable to the Company’s management for the sale or other disposition of each such asset, other than any bonus under the bonus plan; and (c) administrative expenses specified in the bonus plan. Such total net gain is then also multiplied by an adjustment factor resulting in an adjusted total net gain. The adjustment factor is a fraction, the numerator of which is the total amount of cash distributed or committed to be distributed to the Company’s shareholders with respect to all such assets sold or otherwise disposed of during the year, and the denominator, which is the total amount of cash received after payment of all selling costs, including any fees and commissions for which all such assets were sold or otherwise disposed of during the year. For assets distributed directly to the Company’s shareholders, the adjustment factor is 100%. The resulting bonus pool is allocated 75% to Mr. Hart, 15% to Mr. Webb and 10% to Mr. Perri. Each individual will be entitled to his allocated portion of the bonus pool for the year if employed by the Company on the last day of the year. However, in the event that Mr. Hart’s, Mr. Webb’s or Mr. Perri’s employment with the Company is terminated in certain circumstances as provided in their amended agreements such terminated individual will be entitled to payment of an amount under the bonus plan for a portion of the year in which such termination occurs.
For assets sold or otherwise disposed of entirely or partially for non-cash consideration by the Company, the calculation of total net gain with respect to the non-cash consideration will instead be made in the year in which the non-cash consideration is ultimately sold or otherwise disposed of for cash by the Company. For assets distributed directly to the Company’s shareholders, other than an asset resulting from a previous sale or other disposal of an asset for non-cash consideration as described in the preceding sentence, the total net gain will be determined by deducting items (a) through (c) above from the value of such assets upon such distribution, as determined in accordance with GAAP.

Deferred Compensation

The Company has agreements with its CEO, and certain other officers and non-employee directors, to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the deferred compensation obligation for all participants at December 31, 2015, and 2014, was $25.5 million and $24.6 million, respectively, and is included in the accompanying consolidated balance sheets. These totals include a fair value of $805,000 and $1.5 million of the Company’s common stock, for each of the respective years, with the balance in various publicly traded equities and bonds. Within these accounts, the following officers and non-employee directors are the beneficiaries of the following number of PICO common shares:

	December 31, 2015	December 31, 2014
Mr. Hart	53,996	53,996
Mr. Webb	1,375	1,375
Mr. Campbell, a non-employee director	2,644	2,644
	58,015	58,015

The trustee for the accounts is U.S. Bank. The accounts are subject to the claims of outside creditors, and the cost of the shares of PICO common stock held in the accounts are reported as treasury stock in the consolidated financial statements.

On January 20, 2015, the Company sold equity securities with a cost basis of $2.3 million to certain deferred compensation Rabbi Trust accounts held by the Company, for the benefit of the Company’s CEO, for total proceeds of $5 million, which represented the market value of these securities on the date of sale.

Incentive Compensation

Certain officers of Vidler are eligible to receive an annual incentive award based on the combined net income, after certain adjustments, of Vidler. No compensation was earned under this plan during the years ended December 31, 2015, 2014, and 2013.

Certain officers of UCP are eligible to receive an annual incentive compensation award which is paid in cash. Compensation of $350,000 and $919,000 was earned under the plan for the years ended December 31, 2015 and 2013, respectively. No compensation was earned under this plan for the year ended December 31, 2014.

Investment in Synthonics

The Company has an investment in preferred stock and an outstanding line of credit with Synthonics, a company co-founded by Mr. Slepicka, a non-employee director of the Company, who is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics. As of December 31, 2015, the Company had invested $2.2 million for 18.3% of the voting interest in Synthonics. In addition, the Company extended a $450,000 line of credit to Synthonics during 2014, which bore interest at 15% per annum. The outstanding balance and accrued interest was repaid in April 2015.

12.    SEGMENT REPORTING

PICO Holdings, Inc. is a diversified holding company. The Company accounts for its segments consistent with the significant accounting policies described in Note 1.

The Company organizes its reportable segments by line of business. Currently, the major businesses that constitute operating and reportable segments are: developing water resources and water storage operations, developing land and homebuilding, corporate, which included investments in public and private debt and equity securities, deferred compensation plans, and oil and gas operations, and the discontinued operations of a canola seed processing plant.

Segment performance is measured by revenues and segment profit before income tax. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company’s reported revenue for the three years ended December 31, 2015 was earned in the United States and therefore no geographic region disclosure is presented.

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

Corporate

This segment consists of cash and fixed-income securities, the 19.3% voting interest in Mindjet, the Company’s oil and gas venture, which owns and operates oil and gas leases in the Wattenberg Field in Colorado, deferred compensation assets and liabilities held in trust for the benefit of several officers and non-employee directors of the Company, and other parent company assets and liabilities.

Discontinued Agribusiness Operations

On July 13, 2015, the Company entered into an agreement to sell substantially all of the assets used in its agribusiness segment for a net selling price of $105.3 million. The transaction closed on July 31, 2015.

Enterprise Software

The enterprise software segment was discontinued following Spigit’s merger with Mindjet, however, it will continue to be presented in historical periods as a segment.

Segment information by major operating segment follows (in thousands):

	Water Resources and Water Storage Operations	Real Estate Operations	Corporate	Discontinued Agribusiness Operations	Enterprise Software	Consolidated
2015

Total revenues (losses)	$4,332	$279,196	$(16,865)			$266,663
Impairment loss on intangible and long-lived assets	$269	$1,197	$1,816			$3,282
Depreciation and amortization	$1,037	$552	$623			$2,212
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(3,858)	$6,394	$(33,686)			$(31,150)
Equity in loss of unconsolidated affiliate			$(3,422)			$(3,422)
Total assets	$185,037	$422,935	$46,844	$8,793		$663,609
Capital expenditure	$76	$330	$2,702			$3,108
2014
Total revenues (losses)	$1,580	$191,440	$(532)			$192,488
Interest expense	$18		$210			$228
Impairment loss on intangible and long-lived assets	$5,791	$2,865	$4,428			$13,084
Depreciation and amortization	$1,098	$669	$1,287			$3,054
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(12,584)	$(10,531)	$(23,854)			$(46,969)
Equity in loss of unconsolidated affiliate			$(2,076)			$(2,076)
Total assets	$186,294	$384,855	$80,741	$152,554		$804,444
Capital expenditure	$230	$1,004	$4,036			$5,270
2013
Total revenues	$25,862	$93,272	$27,398		$13,649	$160,181
Interest expense	$206		$629		$300	$1,135
Impairment loss on intangible and long-lived assets	$993	$417				$1,410
Depreciation and amortization	$1,197	$271	$1,086		$64	$2,618
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(867)	$(4,442)	$8,423		$(5,281)	$(2,167)
Equity in loss of unconsolidated affiliate			$(565)			$(565)

Total assets	$193,105	$276,954	$137,488	$155,005	$762,552
Capital expenditure	$271	$650	$2,647		$3,568

13.    DISCONTINUED AGRIBUSINESS OPERATIONS

On July 13, 2015, the Company entered into an agreement to sell substantially all of the assets used in its agribusiness segment to CHS for a net selling price of $105.3 million. The transaction closed on July 31, 2015. The selling price was determined primarily as an amount equal to $127 million, less a $20.9 million working capital balance adjustment. After repayment of $80.9 million of outstanding debt and $5.9 million in selling and other related costs of the sale, the Company received net proceeds of $18.4 million on the date of close.

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

During October 2015, the air quality issue was resolved and the Company received the entire $2.4 million deposit. However, during January 2016, the waste water permit amendment was not approved by the deadline stipulated in the sale agreement and the deposit in the operational escrow was released to CHS in satisfaction of the matter in February 2016. Consequently, the $1.8 million escrowed amount will be recorded as additional loss on sale of discontinued operations in the Company’s results for the three months ended March 31, 2016.

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

During the year ended December 31, 2015, the Company recorded a loss of $18.7 million on the sale of discontinued agribusiness operations. Such loss was included in loss on sale of discontinued agribusiness operations in the accompanying consolidated statement of operations and comprehensive income or loss. The assets of the Company’s discontinued agribusiness presented in the table below at December 31, 2015, were comprised primarily of the operational escrowed funds discussed above and cash. Any assets in excess of the resolution of the outstanding matters, and after payment of remaining liabilities, are available to the Company for any corporate purposes.

The Company’s agribusiness segment qualified as held-for-sale at December 31, 2015 and has been classified as discontinued agribusiness operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the agribusiness segment as discontinued agribusiness operations.

The following table presents the details of the Company’s results from discontinued agribusiness operations included in the consolidated statement of operations and comprehensive income or loss (in thousands):

	2015	2014	2013
Revenue and other income:
Sales of canola oil and meal	$82,267	$163,855	$184,139
Other revenue (loss):
Loss on trading derivatives	(159)	(1,966)
Other	126	519	509
Total revenue and other income	82,234	162,408	184,648

Cost of goods sold:
Cost of canola oil and meal sold	79,763	137,565	173,210
Depreciation	4,360	8,079	8,221
Other direct costs of production	5,938	11,024	9,269
Total cost of goods sold	90,061	156,668	190,700

Impairment loss on intangible and long-lived assets	1,875
Interest	3,259	5,536	5,746
Plant costs and overhead	17,578	14,278	11,467
Segment total expenses	112,773	176,482	207,913
Loss from discontinued agribusiness operations, net of tax	(30,539)	(14,074)	(23,265)
Loss on sale of discontinued agribusiness operations, net of tax (1)	(18,729)
Net loss from discontinued agribusiness operations, net of tax	(49,268)	(14,074)	(23,265)
Net loss from discontinued agribusiness operations attributable to noncontrolling interests	1,720	1,718	2,905
Net loss from discontinued agribusiness operations attributable to PICO Holdings, Inc.	$(47,548)	$(12,356)	$(20,360)

(1) Included within the loss on sale of discontinued agribusiness operations, net of tax for the year ended December 31, 2015 is a $16.9 million impairment loss on classification of assets as held-for-sale, which was recorded during the second quarter of 2015.

The following table presents the details of the Company’s discontinued agribusiness assets and liabilities classified as held-for-sale in the condensed consolidated balance sheets (in thousands):

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$938	$301
Accounts receivable	7,800	3,311
Inventory		11,663
Real estate, net		5,889
Property, plant and equipment, net		116,793
Goodwill		4,702
Other assets	55	9,895
Total assets held-for-sale	$8,793	$152,554

Liabilities
Debt		$84,045
Accounts payable and accrued expenses	$608	8,186
Other liabilities		2,357
Total liabilities held-for-sale	$608	$94,588

14. Acquisition of Citizens Homes

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

The fair value of the consideration transferred totaled $17.9 million, which consisted of the following (in thousands):

Cash	$14,006
Contingent consideration (1)	3,902
Total consideration	$17,908

(1) See Note 5 “Disclosures About Fair Value” for additional information regarding the contingent consideration.

The assets that the Company acquired primarily included real estate and various other assets. The following table summarizes the estimated fair value of the assets and liabilities assumed (in thousands):

Assets Acquired
Real estate	$13,832
Other assets	1,363
15,195
Less: liabilities assumed	1,510
Net assets acquired	13,685
Goodwill	4,223
Consideration transferred	$17,908

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

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2015. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on the COSO criteria (2013).

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015 of the Company and our report dated March 11, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 11, 2016

ITEM 9B.  OTHER INFORMATION

On March 11, 2016, the Company (i) entered into an amended and restated employment agreement with John R. Hart, the Company’s President and Chief Executive Officer (the “Amended Employment Agreement”), which supersedes and replaces the amended and restated employment agreement entered into by and between the Company and Mr. Hart dated December 24, 2014, (ii) entered into an amended and restated severance agreement with each of Maxim C.W. Webb, the Company’s Executive Vice President and Chief Financial Officer, and John T. Perri, the Company’s Vice President and Chief Accounting Officer (the “Amended Severance Agreements”), which amend and supersede the severance agreements entered into by and between the Company and each of Mr. Webb and Mr. Perri, dated August 6, 2012, and (iii) adopted the PICO Holdings, Inc. Executive Bonus Plan (the “Bonus Plan”) to provide for the payment of bonuses to Mr. Hart, Mr. Webb and Mr. Perri, which replaces and supersedes any bonus plans or programs previously maintained by the Company with respect to such individuals. Copies of the Amended Employment Agreement, Amended Severance Agreements and Bonus Plan have been filed as exhibits to this Annual Report. See Note 11 “Related-Party Transactions,” in the accompanying consolidated financial statement for additional information.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2016 annual meeting of shareholders (the “2016 proxy statement”), to be filed on or before April 29, 2016 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in the 2016 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 proxy statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation” in the 2016 proxy statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2016 proxy statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Transactions” and “Compensation Committee, Interlocks and Insider Participation” in the 2016 proxy statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in the 2016 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS

1.	Financial Statement Schedules

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2015 and 2014
(In thousands)

	2015	2014
Assets
Cash and cash equivalents	$11,429	$13,474
Investments in subsidiaries	419,285	482,495
Debt and equity securities	540	10,671
Other assets (intercompany receivable of $19,974 in 2015 and $21,982 in 2014)	20,648	23,523
Total assets	$451,902	$530,163

Liabilities and shareholders’ equity
Accounts payable, accrued expenses and other liabilities (intercompany payable of $102,697 in 2015 and $101,767 in 2014)	$104,077	$103,269

Common stock, $.001 par value; authorized 100,000 shares, 23,116 issued and 23,038 outstanding at December 31, 2015, and 23,083 issued and 23,005 outstanding at December 31, 2014	23	23
Additional paid-in capital	494,207	491,662
Accumulated deficit	(151,366)	(69,508)
Accumulated other comprehensive income	4,961	4,717
Total shareholders’ equity	347,825	426,894
Total liabilities and shareholders’ equity	$451,902	$530,163

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2015, 2014 and 2013
(In thousands, except per share data)

	2015	2014	2013
Revenues:
Investment income (intercompany interest and dividends of $142 in 2015, $75,589 in 2014, and $952 in 2013)	$948	$77,124	$1,035

Expenses:
Expenses (intercompany interest of $2,468 in 2015, $7,389 in 2014, and $7,204 in 2013)	12,735	20,551	17,676
Income (loss) from continuing operations before income taxes	(11,787)	56,573	(16,641)
Equity in loss of subsidiaries	(70,071)	(108,998)	(5,657)
Net loss	$(81,858)	$(52,425)	$(22,298)

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2015, 2014 and 2013
(In thousands)

	2015	2014	2013
Operating activities:
Cash used in operating activities	$(5,997)	$(3,439)	$(14,823)

Investing activities:
Proceeds from the sale of debt and equity securities	10,153	6,027	3,162
Purchases of debt and equity securities		(264)	(1,144)
Purchases of and advances to subsidiaries	(18,563)	(8,376)	(35,118)
Cash received from the repayment of loans and advances to subsidiaries	12,496	8,909	4,348
Dividends received from subsidiaries		12,088
Purchases of property, plant and equipment	(8)	(39)	(37)
Cash received for sale of property, plant and equipment			24
Net cash provided by (used in) investing activities	4,078	18,345	(28,765)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	(126)	(4,118)
Cash used in financing activities	(126)	(4,118)	—

Net increase (decrease) in cash and cash equivalents	(2,045)	10,788	(43,588)
Cash and cash equivalents, beginning of year	13,474	2,686	46,274
Cash and cash equivalents, end of year	$11,429	$13,474	$2,686

Supplemental disclosure of cash flow information:
Cash during the year for:
Refund of federal and state income taxes	$(3)	$(4,127)

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$559	$7,464
Dividend received from subsidiaries		$62,600

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K.

2.	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement dated July 13, 2015, by and between PICO Northstar Hallock, LLC and CHS Hallock, LLC. (1)
3.1	Amended and Restated Articles of Incorporation of PICO Holdings, Inc. (2)
3.2	Amended and Restated Bylaws of PICO Holdings, Inc. (3)
4.1	Indenture, dated October 21, 2014, among UCP, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee. (4)
10.1	Guaranty, dated July 31, 2015, between PICO Holdings, Inc. and CHS Hallock, LLC. (5)
10.2	Restrictive Covenant Agreement, dated July 31, 2015, between CHS Hallock, LLC and PICO Holdings, Inc. (5)
10.3†
PICO Holdings, Inc. 2014 Equity Incentive Plan, Stock Option Grant Notice, Stock Option Award Agreement, Stock Option Notice of Exercise, Restricted Stock Unit Grant Notice, Restricted Stock Unit Award Agreement, and Restricted Stock Deferral Election Form. (6)

10.4†	PICO Holdings, Inc. Executive Bonus Plan.
10.5†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in December 31, 1997. (7)

10.6†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in December 7, 2004. (7)

10.7†
Trust for PICO Deferred Holdings, LLC Non-Employee Director Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in September 25, 2001. (7)

10.8†	PICO Deferred Holdings, LLC Deferred Compensation Plan. (7)
10.9†	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada dated October 16, 2007. (2)
10.10†	Amended and Restated Employment Agreement, dated March 11, 2016, by and between PICO Holdings, Inc. and John R. Hart.
10.11†	Amended and Restated Severance Agreement, dated March 11, 2016, by and between PICO Holdings, Inc. and Maxim C.W. Webb.
10.12†	Amended and Restated Severance Agreement, dated March 11, 2016, by and between PICO Holdings, Inc. and John T. Perri.
10.13	Form of Indemnity Agreement with directors and executive officers of PICO Holdings, Inc. and each of its subsidiaries.(8)
10.14†	Directorship Letter Agreement with Eric Speron dated December 18, 2015. (9)
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Description

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(3)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(4)	Incorporate by reference to Form 8-K filed with the SEC on October 24, 2014.
(5)	Incorporated by reference to Form 8-K filed with the SEC on August 6, 2015.
(6)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(8)	Incorporated by reference to Form 8-K filed with the SEC on March 5, 2013.
(9)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 11, 2016	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart Chief Executive Officer President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 11, 2016 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ John R. Hart	Interim Chairman of the Board, Chief Executive Officer, President and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Maxim C. W. Webb	(Principal Financial Officer)

/s/ John T. Perri	Vice President, Chief Accounting Officer
John T. Perri	(Principal Accounting Officer)

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ Michael J. Machado	Director
Michael J. Machado

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka

/s/ Eric Speron	Director
Eric Speron

/s/ Howard B. Brownstein	Director
Howard B. Brownstein

/s/ Raymond V. Marino II	Director
Raymond V. Marino II