Form 10-K/A
period 2015-12-31
PICO HOLDINGS INC /NEW
filed 2016-04-22
CIK 830122

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

On April 22, 2016, the registrant had 23,037,587 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amended Report”) amends the Annual Report on Form 10-K of PICO Holdings, Inc. (the “Company” or the “Registrant”) for the year ended December 31, 2015, that was originally filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2016 (the “Original Report”), to add certain information required by the following items of Form 10-K:

Item	Description
Item 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Item 11.	EXECUTIVE COMPENSATION
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information was previously omitted from the Original Report in reliance on SEC general instructions to Form 10-K, which permits the information in the above referenced items to be incorporated in a Form 10-K by reference from a definitive proxy statement if such statement is filed no later than 120 days after a company’s fiscal year end. The Company is filing this Amended Report to add this information because the definitive proxy statement containing this information will not be filed before that date. As such, the Company hereby amends Items 10, 11, 12, 13, and 14 of Part III of the Original Report by deleting the text of such Items 10, 11, 12, 13, and 14 in their entirety and replacing them with the information provided below under the respective headings. As a result of this amendment, the Company is also filing as exhibits to this Amended Report the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors

Our Board of Directors is divided into three classes, with the terms of office of each class ending in successive years. The total number of authorized directors is nine.

Class II Directors with terms ending in 2016:

Director Name	Business Experience	Age
Howard Brownstein
Howard Brownstein was appointed to our Board of Directors in February 2016. Mr. Brownstein has been the president of The Brownstein Corporation, a turnaround and crisis management consulting, advisory and investment banking firm, since 2010. From 1999 through 2009, Mr. Brownstein was a Principal of NachmanHaysBrownstein, Inc., a management consulting firm. Since 2010, Mr. Brownstein has served on the board of directors of P&F Industries, Inc., a publicly-held manufacturer/importer of air-powered tools and various residential hardware products and joined that board after being recommended by a significant shareholder of P&F. From 2003 through 2006, he served on the boards of directors and audit committees of Special Metals Corporation, a privately held nickel alloy producer (where he also chaired the audit committee) and Magnatrax Corporation, a privately held manufacturer of metal buildings. In 2010, he served on the board of directors of Betsey Johnson, a privately held apparel designer and retailer. Additionally, from January 2014 through April 2015, Mr. Brownstein served on the board of directors of LMG2, a privately-held Chicago-based parking facility operator. Additionally, Mr. Brownstein is a Board Leadership Fellow of the National Association of Corporate Directors (“NACD”), through which he completed NACD’s comprehensive program of study for corporate directors and continues to supplement his director skill sets through ongoing engagement with the director community, and access to leading practices. Mr. Brownstein is a graduate of Harvard University, where he obtained J.D. and M.B.A. degrees, and of the University of Pennsylvania, where he obtained B.S. and B.A. degrees from the Wharton School and the College of Arts and Sciences. Mr. Brownstein is admitted to the bars of Pennsylvania, Massachusetts and Florida, but does not actively practice law.

We believe that Mr. Brownstein’s broad financial and management consulting background, including his extensive experience in finance, restructurings and turnarounds, strategic planning, valuing and selling businesses and corporate governance, as well as his public company board experience makes him a valuable member of our Board of Directors. This experience provides him keen insight into both the management and operations of a business and the governance and oversight matters facing companies and led to our conclusion that he should serve on our Board of Directors.
65

Director Name	Business Experience	Age
Carlos C. Campbell
Carlos C. Campbell has served as a member of our Board of Directors since 1998. He is Chair of the Compensation Committee and a member of the Audit Committee and the Corporate Governance and Nominating Committee. He is the president of Global 21, LLC, a strategic advisory company, (Formerly C.C. Campbell & Co., 1985-2011) and Initiative Films, LLC (2011-Present). Mr. Campbell has served as a director of Resource America, Inc. since 1990. Mr. Campbell has also previously served as a director of eight other public corporations. Mr. Campbell has completed over two dozen seminars on director training. He has a Certificate of Director Education from the National Association of Corporate Directors and is a graduate of the Director’s Institute, University of California Los Angeles, where he was designated a Certified Corporate Director. He has completed seminars in corporate governance, auditing, and compensation at the Harvard Business School. Mr. Campbell is a member of the National Association of Corporate Directors and a member of the 2011 inaugural class of Board Leadership Fellows. He was also elected to the NACD Directorship 100, which recognizes the most influential directors of U.S. corporations. Mr. Campbell has participated in numerous professional forums with the NACD on governance, compensation, and mergers and acquisitions.

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

We believe that Mr. Campbell’s extensive directorship training, strategic advisory and government experience, two areas of expertise that are important to certain of our operating segments, enrich the makeup of our Board of Directors and provide keen insight into our businesses. Mr. Campbell’s record of service as a director on public boards and with government agencies also gives him substantial experience on financial, governance and risk oversight matters leading to our conclusion that he should serve on our Board of Directors.
78
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
60

Class III Directors with terms ending in 2017:

Director Name	Business Experience	Age
John R. Hart
John R. Hart has served as President, Chief Executive Officer and as a member of our Board of Directors since 1996.  Mr. Hart also serves as an officer and/or director of our most significant subsidiaries: Vidler Water Company, Inc. (director since 1995, chairman since 1997 and chief executive officer since 1998); and UCP, Inc. (since May 2013). From 1997 to 2006, Mr. Hart was a director of HyperFeed Technologies, Inc., an 80% owned subsidiary which was dissolved in 2009 following bankruptcy proceedings, where he served as chairman of the nominating committee and as a member of the compensation committee. Mr. Hart received a B.A. in Economics from Pomona College.

Mr. Hart has been our President, Chief Executive Officer and a member of our Board of Directors for almost twenty years and his leadership and strategic guidance over these years have been critical to our success. Mr. Hart also brings the knowledge of the operations of our Company to the Board of Directors, which provides invaluable insight to our Board of Directors as it reviews our strategic and financial plans leading to our conclusion that he should serve on our Board of Directors.
56
Michael J. Machado
Michael J. Machado has served as a member of our Board of Directors since 2013. Mr. Machado was a member of the California State Assembly from 1992 - 2000, a California State Senator from 2000 - 2008, and was appointed in 2015 to the Council of Economic Advisors on Tax Policy for the California State Controller. Since 2008 Mr. Machado has been the owner and operator of a diversified farming operation in California’s Central Valley. Mr. Machado is a board member of the California State Compensation Insurance Fund (2008 to present) where he chairs the investment committee and serves on the audit committee. He also serves on the board of directors of P & M Farms (1985 to present) and is also a member of the non-profit boards for the San Joaquin Historical Society Board of Trustees (2012 to present) and Restore the Delta (since 2014). He is a member of the National Association of Corporate Directors and is a Board Leadership Fellow. Mr. Machado received an undergraduate degree in Economics from Stanford University and a Master’s degree in Agricultural Economics from the University of California, Davis. In addition he attended Harvard University’s Agribusiness Executive Education Program. As a state legislator in California, Mr. Machado was heavily involved in numerous issues, including water policy, agricultural policy and regulation of financial institutions.

We believe that Mr. Machado’s extensive educational and legislative experience, and his continuing involvement in owning and operating a diversified farming operation, as well as his involvement in water policy issues make him a valuable addition to our Board of Directors.
68
Andrew F. Cates
Andrew F. Cates was appointed to our Board of Directors in March 2016. Mr. Cates is the general partner and chief executive officer of RVC Outdoor Destinations and managing member of Value Acquisition Fund, an acquisition, development, and asset management company he founded in 2004. In 1999, Mr. Cates relocated to his hometown of Memphis, Tennessee, to develop the Soulsville Revitalization Project as its project developer and to serve as its initial board chairman. The state of the art, six-acre campus continues to serve as an anchor for what is now one of the largest inner city revitalization projects in the country. In the summer of 2000, Mr. Cates began working with a team of business and civic leaders to attract the Vancouver Grizzlies National Basketball Association franchise to Memphis, Tennessee, and to get public support for the team’s arena (FedExForum). The “Pursuit Team” was successful in its efforts, and Mr. Cates became a member of the original local ownership group. In 1996, Mr. Cates was a founding partner in Viceroy Investments, LLC based in Dallas, Texas. Since 1998, Mr. Cates has continued his affiliation with Viceroy and is currently a partner in two Viceroy sponsored partnerships. Mr. Cates began his real estate career in Dallas, Texas, where he worked as an analyst at Trammell Crow Company Capital Markets Group and later an associate for Crow Investment Trust (now called Crow Family Holdings) as a member of a team responsible for partnership and loan workouts, office and industrial acquisitions, asset management, and commercial development. Mr. Cates earned a Bachelor of Business Administration (Finance) degree at the University of Texas at Austin. In 2001, he was inducted into Lambda Alpha International, an honorary land economics society. Since 2009, he has served on the board of directors of Pioneer Natural Resources (NYSE:PXD). Mr. Cates also serves on the board of the Myelin Repair Foundation based in Saratoga, California.

We believe that Mr. Cates' broad financial and management background, including extensive experience in real estate, partnerships, asset management, finance, strategic planning, valuing and selling businesses and corporate governance, as well as his public company board experience makes him a valuable member of our Board of Directors. This experience provides him valuable insight into both the management and operations of a business and the governance and oversight matters facing companies and led to our conclusion that he should serve on our Board of Directors.
45

Class I Directors with terms ending in 2018:

Director Name	Business Experience	Age
Raymond V. Marino II
Raymond V. Marino II was appointed to our Board of Directors in February 2016 and elected Chair of our Board of Directors in March 2016. Since 2013, Mr. Marino has been in the investment advisory business where he is involved in researching, evaluating and negotiating a variety of investments for personal portfolio and third party investors involving real estate and non-real estate investments and has completed buy-side and sell-side real estate advisory assignments for third parties in excess of $130 million. From 2001 to 2013, Mr. Marino was the president and chief operating officer as well as a member of the board of directors of Mission West Properties, Inc., a publicly traded real estate investment trust involved in the development, investment and management of a portfolio that exceeded 9 million square feet. From November 1996 to August 2000, he was president, chief executive officer and a member of the board of directors of Pacific Gateway Properties, Inc. Earlier in his career, Mr. Marino, who is Certified Public Accountant in the State of California (inactive), worked at Coopers & Lybrand LLP, a predecessor firm to PriceWaterhouse Coopers LLP, where he serviced clients in the real estate investment and development, construction, energy, technology, and insurance industries, among others. Mr. Marino is a graduate of Golden Gate University, where he obtained an M.S. degree, and of Santa Clara University, where he obtained a B.S. degree.

We believe that Mr. Marino brings extensive experience in real estate, investment management, executive-level management, risk oversight, strategic planning, financial reporting and corporate governance, as well as public company board experience.  Mr. Marino’s service for more than a decade as the president and chief operating officer and a member of the board of directors of Mission West Properties, Inc. and his experience in the investment advisory business gives him substantial experience on financial, governance and risk oversight matters leading to our conclusion that he should serve on our Board of Directors.
57
Eric H. Speron
Eric H. Speron was appointed to our Board of Directors in January 2016. Mr. Speron is currently an analyst and portfolio manager of three portfolios managed for clients of First Foundation. He also serves as a member of the investment committee of First Foundation Advisors and, as a member of the First Foundation Advisors investment committee, assists in shaping the portfolio investment process and overall asset allocations. Mr. Speron joined First Foundation Advisors in 2007 from JPMorgan’s Institutional Equity division. Mr. Speron is currently a member of the CFA Institute and the Orange County Society of Financial Analysts. He earned a Bachelor of Arts Degree with a double major from Georgetown University where he was also voted Academic All-American, Mid-Atlantic, for his academic and athletic accomplishments.

We believe that Mr. Speron’s extensive familiarity with our Company gained from being an investor in our stock, his understanding of our business model, his experience analyzing investments and making investment decisions, and his perspective as a large shareholder can greatly benefit us and makes him a valuable addition to our Board of Directors.
36
Daniel B. Silvers
Daniel B. Silvers was appointed to our Board of Directors in March 2016. Mr. Silvers currently serves as managing member of Matthews Lane Capital Partners LLC, an investment firm, and has done so since June 2015. From March 2009 to June 2015, Mr. Silvers served as president of SpringOwl Asset Management LLC, an investment management firm (including predecessor entities). From April 2009 to October 2010, Mr. Silvers also served as president of Western Liberty Bancorp, an acquisition-oriented holding company that acquired and recapitalized a community bank in Las Vegas, Nevada. Mr. Silvers joined a predecessor of SpringOwl from Fortress Investment Group, a leading global alternative asset manager, where he worked from 2005 to 2009. At Fortress, Mr. Silvers' primary focus was to originate, oversee due diligence on and asset management for real estate and gaming investments in Fortress' Drawbridge Special Opportunities Fund. Prior to joining Fortress, Mr. Silvers was a senior member of the real estate, gaming and lodging investment banking group at Bear, Stearns & Co. Inc., where he was from 1999 to 2005. Mr. Silvers holds a B.S. in Economics and an M.B.A. in Finance from The Wharton School of the University of Pennsylvania. Mr. Silvers also serves on the board of directors of Forestar Group, Inc. and India Hospitality Corp. Mr. Silvers previously has served on the board of directors of International Game Technology, Universal Health Services, Inc. and bwin.party digital entertainment plc.

We believe that Mr. Silvers' broad financial and management background, including extensive experience in investment and asset management, real estate, finance, valuing and selling businesses as well as his public company board experience makes him a valuable member of our Board of Directors. This experience provides him valuable insight into both the management and operations of a business and the governance and oversight matters facing companies and led to our conclusion that he should serve on our Board of Directors.
39

Executive Officers

The executive officers of PICO are:

Name	Age	Position
John R. Hart	56	President, Chief Executive Officer and Director
Maxim C. W. Webb	55	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
John T. Perri	46	Vice President and Chief Accounting Officer

Mr. Hart has served as our President and Chief Executive Officer and as a member of our Board of Directors since 1996. Mr. Hart also serves as an officer and/or director of our most significant subsidiaries: Vidler Water Company, Inc. (director since 1995, chairman since 1997 and chief executive officer since 1998); and UCP, Inc. (director since May 2013). From 1997 to 2006, Mr. Hart was a director of HyperFeed Technologies, Inc., an 80% owned subsidiary which was dissolved in 2009 following bankruptcy proceedings, where he served as chairman of the nominating committee and as a member of the compensation committee.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers, directors, and persons who beneficially own more than 10% of our common stock to file initial reports of ownership on Form 3 and reports of changes in beneficial ownership of our common stock on Form 4 with SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based upon a review of the copies of these reports received and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that all reports required to be filed by the directors, officers, and holders of more than 10% of our common stock, pursuant to Section 16 of the Exchange Act since January 1, 2015, were filed on a timely basis, other than (i) a Form 3 for Mr. Howard Brownstein that reported his initial beneficial ownership of the Company's securities that was inadvertently filed late on February 19, 2016 and (ii) a Form 3 for Mr. Raymond V. Marino, II that reported his initial beneficial ownership of the Company's securities that was inadvertently filed late on February 19, 2016.

Corporate Governance

Committees of the Board of Directors

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Corporate Governance and Nominating Committee. In addition, the Board of Directors has established a Strategy Committee. The committees operate pursuant to written charters, of which the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee charters are available on our website under “Corporate Governance” at http://investors.picoholdings.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

The following table sets forth the current members of each committee, and the number of meetings held in 2015:

Name of Director	Audit	Compensation	Corporate Governance and Nominating	Strategy
Carlos C. Campbell*	Member	Chair
Kenneth J. Slepicka				Member
John R. Hart
Michael J. Machado*	Member	Member	Chair
Raymond V. Marino II*			Member
Daniel B. Silvers*		Member	Member	Member
Howard B. Brownstein*	Chair**		Member
Andrew F. Cates*	Member		Member	Member
Eric H. Speron*		Member		Chair
Number of meetings held in 2015	7	5	4	—
* Independent Director
** Financial Expert

Audit Committee. The Audit Committee consists of Mr. Brownstein (Chair), Mr. Campbell, Mr. Machado, and Mr. Cates, none of whom has been or is an officer or employee of our Company. Each member of the Audit Committee, in the judgment of our Board of Directors, is independent within the meaning set forth under applicable rules of the NASDAQ stock market and Rule 10A-3(b)(1)(ii) of the Exchange Act.

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

The Audit Committee has the authority, in its discretion, to order interim and unscheduled audits to investigate any matter brought to its attention and to perform such other duties as may be assigned to it from time to time by our Board of Directors. In fulfilling its oversight responsibilities, the Audit Committee (with the exception of Mr. Cates who was appointed after the filing of our Annual Report on Form 10-K for the year ended December 31, 2015) reviewed and discussed with management the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015, its accounting principles, the reasonableness of significant judgments and the clarity of disclosures in the financial statements. A copy of the Audit Committee’s Charter is posted on our website under “Corporate Governance” at http://investors.picoholdings.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

Audit Committee Financial Experts. Our Board of Directors has determined that Mr. Brownstein qualified as an audit committee financial expert as defined in SEC rules.

Compensation Committee. The Compensation Committee consists of Mr. Campbell (Chair), Mr. Machado, Mr. Silvers, and Mr. Speron. None of its members is or has been an officer or employee of our Company, and our Board of Directors has determined that each member of the Compensation Committee is independent within the meaning set forth under applicable rules of the NASDAQ stock market and an outside director within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended.

The functions of the Compensation Committee include: (a) evaluating the performance of, and setting compensation for, our Chief Executive Officer (“CEO”) and other senior management; (b) reviewing and approving the overall executive compensation program for our executives and the executives of our subsidiaries; (c) considering and reviewing compensation levels for service as a member of our Board of Directors and its committees; (d) making recommendations to our Board of Directors with respect to new cash-based incentive compensation plans and equity-based compensation plans; and (e) administering and granting awards under our equity incentive plan. The Compensation Committee’s goals are to attract and retain qualified directors and key executives critical to our long-term success, to reward executives for our long-term success and the enhancement of shareholder value, and to integrate executive compensation with both annual and long-term financial results. Additional information on the Compensation Committee’s processes and procedures for consideration of executive compensation are addressed in the Compensation Discussion and Analysis (“CD&A”) below. A copy of the Compensation Committee’s Charter is posted on our website under “Corporate Governance” at http://investors.picoholdings.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee members consist of Mr. Machado (Chair), Mr. Brownstein, Mr. Cates, Mr. Marino, and Mr. Silvers. None of its members is or has been an officer or employee of our Company. In the judgment of our Board of Directors, each committee member is independent within the meaning set forth under applicable rules of the NASDAQ stock market. The functions of the Corporate Governance and Nominating Committee include: (a) identifying, reviewing, evaluating and selecting candidates to be nominated for election to our Board of Directors; (b) identifying and recommending members of the Board of Directors to committees; (c) overseeing and implementing the system of the corporate governance of the Company; and (d) overseeing the plans and process to monitor, control and minimize our risks and exposures. A copy of the Corporate Governance and Nominating Committee’s Charter is posted on our website under “Corporate Governance” at http://investors.picoholdings.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

Strategy Committee. The Strategy Committee members consist of Mr. Speron (Chair), Mr. Cates, Mr. Slepicka, and Mr. Silvers. None of its members is or has been an officer or employee of our Company. The primary responsibilities of the Strategy Committee include monitoring our previously announced plans to return capital to shareholders as assets are monetized with such capital being returned through stock repurchases or special dividends.

Director Nomination Process

There have been no changes to the procedures by which shareholders may recommend nominees to the Board of Directors within the past twelve months.

Code of Ethics

We have a Code of Business Conduct and Ethics that applies to all directors, officers, and employees. A copy may be obtained without charge by writing to our Corporate Secretary. It is also posted on our web site under “Corporate Governance” at http://investors.picoholdings.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K/A.

Amendments to or waivers of our Code of Business Conduct and Ethics granted to any of the directors or executive officers will be published promptly on our web site.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes our executive compensation policies and how and why our Compensation Committee arrived at specific compensation decisions for the year ended December 31, 2015, for the following named executive officers, or “NEOs”, whose compensation is set forth in the Summary Compensation Table and other compensation tables contained in this Amended Report:

●	John R. Hart	President and Chief Executive Officer
●	Maxim C.W. Webb	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
●	John T. Perri	Vice President and Chief Accounting Officer

We present our Compensation Discussion and Analysis in the following sections:

1.
Executive Compensation Overview. In this section, we highlight our business model, how we align our executive program to our business model, our response to the 2015 say-on-pay vote and certain governance aspects of our executive compensation program.

2.	Executive Compensation Program. In this section, we describe our executive compensation philosophy and process and the material elements of our executive compensation program.
3.
2015 and 2016 Executive Compensation Decisions. In this section, we provide an overview of our Compensation Committee’s executive compensation decisions for 2015 and certain actions taken in 2016 when doing so enhances the understanding of our executive compensation program.

4.
Other Executive Compensation Matters. In this section, we review certain governance aspects of our executive compensation program, the accounting and tax treatment of compensation and the relationship between our compensation program and risk.

Executive Compensation Overview

Our Business Model

As a diversified holding company, we believe that we have a business model that is unique for a public company. Our strategic mission has been to maximize long-term shareholder value by selecting and developing undervalued assets to achieve a superior return on net assets. To do this we have:

(i)	sought to evaluate, acquire and develop undervalued assets in strategic asset classes at valuations that we believed provided significant downside risk protection;

(ii)	sought to enhance the value of those assets through our operational expertise, development activities, transaction structure and efficient use of capital; and

(iii)	attempted to achieve gains in book value per share through both operating returns and disposition of assets at appropriate times.

2016 Changes to Our Business Model

In November 2015, we announced a revision to our business plan. With our share price trading at a discount to its book value, we believe the highest potential return to shareholders at this time is a return of capital. Therefore, as assets are monetized, rather than reinvest, we intend to return capital back to shareholders through a stock repurchase program or by other means such as special dividends.

Our Business Model Drives our Compensation Philosophy and Programs

Our business strategy requires a management team that functions within an entrepreneurial culture with demonstrated expertise in asset and business disposals and financial management and business operations of a variety of different entities. Our management team must review, operate and manage (prior to asset monetization) a broad and diversified range of businesses, investments, assets, and operations that currently include water resources and storage, real estate, and oil and gas ventures.

Asset dispositions frequently occur several years following our acquisition of such assets. Although we may pay out on our incentive compensation awards in a particular year, this compensation is often a result of years of cumulative efforts that are recognized when there is a monetization event. For example, none of our NEOs have received cash incentive award payouts since 2009 (however, our Chief Accounting Officer received a discretionary cash bonus due to his contributions to the successful initial public offering of our subsidiary UCP, Inc. in 2013). This practice seeks to closely align the compensation of our executive officers with our long-term corporate objectives and risk tolerance and the long-term interests of our shareholders.

Because our business model has always focused on long-term objectives rather than short-term earnings, our compensation arrangements have principally been driven by increases in shareholder equity over the long-term. For example, our cash incentive awards have historically been based on our relative increase in book value per share over a multi-year performance period - in order to a receive a payment, annual growth in book value per share had to exceed a threshold level of 80% of the Standard & Poor’s annualized total return for the previous five years.

When we revised our business model, we also modified our executive compensation program to seek to align our executive compensation with the objective of returning capital to shareholders as assets are monetized. Starting in 2016, our cash incentive awards are based on the value created from assets that are monetized in excess of their respective book values as of December 31, 2015 and are tied to the return of capital to shareholders. At the same time, we made certain other changes to our executive compensation program in response to feedback we received from our shareholders in connection with our 2015 say-on-pay vote, such as reducing the base salary of our CEO by 54%.

2015 Say-on-Pay Vote and Shareholder Engagement

At our 2015 Annual Shareholder Meeting, 44.4% of the shares voted regarding say-on-pay voted in favor of our non-binding, advisory vote on our executive compensation program. During 2015 our Board Chair or our Compensation Committee Chair spoke with key shareholders, who collectively owned approximately 36.4% of our shares at the time of the conversations, to understand the reasons for their vote on our 2015 say-on-pay proposal as well as any comments they had on our executive compensation program. Our Compensation Committee considered the results of the vote and reviewed feedback we have received on our executive compensation program from this shareholder outreach along with the reports of Institutional Shareholder Services (“ISS”) and Glass Lewis. Our Compensation Committee took this feedback into account when we modified our executive compensation program to seek to align our executive compensation with our revised business model and specifically the objective of returning capital to shareholders as assets are monetized. Starting in 2016, our cash incentive awards are based on the value created from assets that are monetized in excess of their respective book values as of December 31, 2015 and are tied to the return of capital to shareholders. In response to feedback we received from our shareholders in connection with our 2015 say-on-pay vote, we also made certain other changes to our executive compensation program, such as reducing the base salary of our CEO by 54%.

Corporate Governance Highlights

	What we do		What we don't do
✓	Design executive compensation programs to seek to align pay with performance so that a significant portion of compensation is "at-risk" based on corporate performance	☒	No guaranteed bonuses
✓	Use multi-year performance periods	☒	No hedging or pledging by executive officers or directors
✓	Provide "double-trigger" change in control benefits	☒	No tax gross-ups
✓	Maintain stock ownership guidelines	☒	No excessive perquisites
✓	Maintain claw back policy	☒	No repricing of underwater stock options

Executive Compensation Program

Our Compensation Philosophy

We have a simple compensation philosophy, which is to hire good people, pay them for performance that is measured by increases in shareholder value and retain the team that is instrumental to our success. We define “good people” as individuals who are smart, resourceful, experienced, hardworking, and ethical. A relatively small number of people have been part of the core team of executives responsible for driving our performance over the long-term. Our CEO and CFO have been employed with us for over 19 years and our CAO for nearly 18 years.

We consider retention of our key executives important because it could be very disruptive and costly for our business if we needed to replace any of our key executives. Our CEO was instrumental in restructuring the Company and developing and implementing our prior and revised business models. Our other NEOs (as well as the senior executives of our businesses) are his handpicked team that has assisted our CEO in successfully executing our business strategy, in many cases for over a decade. They have acquired a valuable and specific skill set over the years with us that we would have a difficult time replacing. Our small management team provides for more efficient decision making and greater accountability.

In line with our philosophy to reward our executive officers for successful performance, historically, we have structured our cash incentive programs to reward them for achieving superior growth in book value per share with moderate risk. We used the growth in our book value per share because that metric focused our management team on overall business growth and long-term profitability, which directly influences shareholder value. Starting in 2016, our cash incentive awards will be tied to the return of capital to shareholders.

We have also used changes in our stock price as a metric for measuring our long-term performance. Our CEO and other NEOs have been awarded stock-based compensation in the form of service vesting restricted stock units (“RSU”), performance-based price-contingent stock options (“PBO”), and prior to 2007 in the form of stock-settled appreciation rights (“SAR”). Their compensation is, therefore, closely aligned to the long-term growth in our stock price. However, in conjunction with our revised business model, we do not anticipate granting any additional stock-based compensation to our NEO's in the foreseeable future.

The Role of the Compensation Committee in Determining Executive Compensation

Our executive compensation program is subject to a thorough process that includes Compensation Committee review and approval of program design and practices; the advice of an independent third-party compensation consultant engaged by the Compensation Committee; and a consistently applied philosophy with respect to incentive compensation. Our compensation program is intended to be equitable, accountable, transparent and shareholder-centric.

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

Management Interaction with Committee

In carrying out its responsibilities, our Compensation Committee works with members of our management team, including our CEO. The management team assists our Compensation Committee by providing information on Company and individual performance, market data, and management’s perspective and recommendations on compensation matters. Our Compensation Committee solicits and reviews the CEO’s recommendations and proposals with respect to annual cash compensation adjustments, equity incentive awards, program structures, and other compensation-related matters (other than for the CEO). Our Compensation Committee uses the CEO’s recommendations and proposals as one of many factors in reviewing and approving the compensation for our other NEOs and direct reports to the CEO. Our Compensation Committee meets in executive session to set the compensation of our CEO.

Use of Independent Compensation Consultant

Our Compensation Committee engages an independent compensation consultant to provide the Committee with information, recommendations, and other advice relating to executive compensation. For fiscal 2015, the Committee engaged Compensia to serve as the independent compensation advisor. Compensia serves at the discretion of the Committee and regularly meets with the Committee, both with and without management present.

In fiscal 2015, Compensia regularly participated in Committee meetings and provided assistance to the Committee, including:

✓	Refresh peer groups for the executive compensation analysis;

✓	Review and analysis related to our executive officers’ base salaries, annual cash incentive compensation, and equity incentive compensation levels and plan structures;

✓	Assessment of industry trends, corporate governance and legislative environment;

✓
Develop “tally sheets” to provide a comprehensive view of our executive officers’ total compensation arrangements, including cash compensation (fixed and variable), equity incentive compensation (past awards and the current and projected values of these awards), and post-employment obligations (severance and change-of control-benefits);

✓	Review of equity compensation design and strategy; and

✓	Review of our compensation discussion and analysis disclosure.

In fiscal 2015, Compensia did not provide any services to management. The Committee reviewed Compensia’s independence in fiscal 2015 and found that there were no conflicts of interest.

Use of Market Data

For purposes of comparing our executive compensation against the competitive market, our Compensation Committee utilizes two sets of peer groups. Our primary peer group consists of 12 companies that we believe most closely match us in terms of business structure and were within our desired range for gross assets and market capitalization. Our secondary peer group consists of 20 companies from the broader financial industry that were within our desired range for gross assets and market capitalization. We use the primary peer group to provide us compensation information for companies which we believe are most like us. However, because of the limited number of companies we could identify, we use the broader group to provide a more general understanding of compensation levels and design for financial companies. We limit peer companies to a range of between 50% and 200% of our gross assets and market capitalization at the time we review the peers. The Committee reviews our peer groups annually and makes adjustments to its composition as it deems necessary, taking into account changes in our business and the businesses of the companies in the peer group. Based on Compensia’s market analysis in late 2014, the Committee decided no changes were required to our primary peer group or our secondary peer group.

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

To analyze the compensation practices of the peer group companies, Compensia gathered data from public filings. This market data, consisting of the peer proxy data was then used as a reference point for the Committee to assess our current compensation levels in the course of its deliberations on compensation forms and amounts. Our Compensation Committee also considered how much hedge funds or private equity groups would receive as fees if it had the same amount of assets under management as our gross assets, because our key executives may have opportunities in the hedge fund and private equity industry. Understanding the fee structure of hedge funds and private equity provides the Committee an additional data point on the competitiveness of our executive compensation program.

Determining the Amount of Compensation for Our NEOs

The amount of compensation we provide our NEOs is intended to be:

Reasonable and appropriate for our business needs and circumstances. Our Compensation Committee considers as reference points for comparative purposes compensation practices of other public companies as well as hedge funds and private equity funds where our executives may be able to find employment. While we develop peer groups for reviewing market practices, because of our unique business model, we use the peer groups for informational purposes and do not target specific benchmark percentiles.

Internally fair and equitable relative to roles, responsibilities and work relationships. Management and the Compensation Committee may consider certain business and individual factors to evaluate internal fairness and equity. We do not attempt to establish specific internal relationships among the NEOs.

Variable from year-to-year based on our performance (“pay-for-performance”). Our historic annual cash incentive program and equity incentive awards deliver compensation to our NEOs when we achieve our financial objective of growing book value per share and the price of our stock appreciates above the value of the equity based award. Starting in 2016, our cash incentive awards are based on the value created from asset monetizations in excess of their book value and will be tied to the return of capital to shareholders.

Reflective of the lean management structure we employ. We have a limited set of executives and staff running our operations. This keeps our overall corporate overhead at reasonable levels, but also demands more from our team. The Compensation Committee takes into account the overall cost savings of our model when considering compensation.

Focused on retaining the core team of executives. Retention of our core team of executives is critical to our business strategy, because the loss of any executive could require significant resources to replace. The Compensation Committee considers the retention of the executives when designing the executive compensation program.

Components of Our NEO Compensation Program

The following table includes the various components that have been part of our executive compensation program:

Component	Purpose	Form	Pay-for-Performance	Comment
Base salary	Provide sufficient competitive pay to attract and retain experienced and successful executives.	Cash	Adjustments to base salary generally consider individual performance, contributions to the business, competitive practices and internal comparisons.
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
The potential award amount varies with the degree to which we increase our book value per share in comparison to the performance of the S&P 500 over a five-year period. Starting in 2016, our cash incentive awards are based on the value created from asset monetizations in excess of their book value and will be tied to the return of capital to shareholders.
Annual variable cash compensation. The Compensation Committee determines and approves the actual amount earned after the close of the fiscal year.
Equity incentive
Encourage and reward building long-term shareholder value, employment retention and company stock ownership. Align executives with shareholder interests and retain executive officers through long-term vesting.
RSU and PBO
RSU retain executives and align them with shareholders’ interests by awarding a fixed number of shares upon vesting. PBO reward building long-term shareholder value (see equity compensation section for a more detailed description of PBO).

The Compensation Committee, at its sole discretion, determines whether to grant stock-based awards in any year. We require stock ownership through stock ownership guidelines applicable to our CEO, CFO and other designated executive officers. The Compensation Committee did not grant any equity incentives to our NEO's in 2015 or 2016 and we do not anticipate granting any further equity incentives to our NEOs for the foreseeable future.

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

2015 and 2016 Executive Compensation Decisions

Assessment of 2015 Executive Officer Compensation

During 2015, the Compensation Committee performed a formal assessment of our executive compensation program with assistance from its independent executive compensation consulting firm, Compensia. As explained in greater detail in the following section, we took the following actions regarding executive compensation in 2015:

•	Our CEO received a base salary increase of 3% to reflect cost of living adjustments effective as of January 1, 2015;

•
Our CFO and Chief Accounting Officer (“CAO”) each received a 10% increase in base salary effective January 1, 2015. Our CFO's increase in salary was due to his increased responsibilities by assuming the position of Corporate Secretary when our previous Corporate Secretary retired and our CAO's increase in salary was a merit based increase;

•	None of our executive officers earned a cash incentive award in 2015 under our incentive plan; and

•
None of our executive officers were granted any stock-based compensation in 2015 in contemplation of the modified executive compensation plan that was adopted in March 2016 to align with the revision to our business model.

2015 Cash Compensation

Base Salary: At the beginning of 2015, we increased the base salaries of our CEO, CFO, and CAO by the following amounts as shown below. As noted above, the Compensation Committee and Board of Directors approved modifications to our executive compensation plan in February 2016. These modifications included reducing the base salaries of our CEO and CFO as shown in the following table.

Officer	2014 Salary	2015 Change	2015 Salary	2016 Change	2016 Salary
John R. Hart	$2,113,000	3%	$2,176,390	(54)%	$1,000,000
Maxim C.W. Webb	$530,500	10%	$583,550	(15)%	$496,000
John T. Perri	$400,000	10%	$440,000	—%	$440,000

Cash Incentive Awards: Historically and in 2015, we provided cash incentive award opportunities based on our increase in book value in comparison to a five-year annualized total return of the Standard & Poor’s 500. While we would evaluate performance annually, the metrics related to our long-term performance, rather than a short-term focus on annual earnings. This is because changes in our book value may only be realized when we sell an investment after many years of work in developing it. Accordingly, these awards were designed to motivate our executive officers and align their interests with our business strategy and thus, the interests of our shareholders.

In order to receive a payment, annual growth in our book value per share had to exceed a threshold level of 80% of the Standard & Poor’s 500’s annualized total return for the previous five calendar years. We tied our cash incentive awards to the five-year average of the Standard & Poor’s 500 index in order to emphasize long-term performance and to pay for relative performance that is better than the general market.  We believe that this approach closely aligned our executive officers’ pay with our corporate objectives and risk tolerance.

Our CEO’s employment agreement in effect in 2015 provided that if our growth in book value per share in a fiscal year exceeded 80% of the Standard & Poor’s 500’s annualized total return for the previous five calendar years he would receive 7.5% of the increase in book value per share multiplied by the number of shares of our common stock outstanding at the beginning of the fiscal year.

Messrs. Webb and Perri had an annual incentive award equal to each of their base salaries multiplied by the ratio of the annual incentive compensation payments paid to our CEO to our CEO’s base salary. For example, if our CEO’s total incentive compensation payments equal 50% of his base salary, each of these NEOs is eligible to receive an incentive compensation award equal to 50% of his base salary. As a result, the incentive compensation opportunity for each of these two NEOs is based on the same growth in book value per share metric that is applicable to our CEO.

In 2015, our book value per share declined and as a result, none of our NEOs received an annual incentive compensation award for 2015.

As noted above, the Compensation Committee and Board of Directors approved modifications to our executive compensation program in February 2016 to align with our revised business plan. These modifications included revising the cash incentive plan to be based on the value created from assets monetized in excess of their respective book value as of December 31, 2015 and after deducting annual costs and taxes. In addition, such cash incentive-based compensation is tied to the return of capital to shareholders through a stock repurchase program or by other means such as special dividends.

2015 Equity Incentives

Due to the revised business plan that we announced in November 2015 and the related modifications to our executive compensation program, we did not grant any stock-based compensation to our NEOs in 2015 and we do not anticipate granting any further stock-based compensation to our NEOs for the foreseeable future.

Other Executive Compensation Matters

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

Stock Ownership Guidelines

Our stock ownership guidelines for our CEO, CFO and other executive officers designated by the Compensation Committee help ensure that those officers maintain an equity stake in our Company, and by doing so, appropriately link their interests with those of other shareholders. We also have stock ownership guidelines for our non-employee directors, which are addressed below with the discussion of director compensation. These ownership guidelines count shares actually owned, vested deferred stock units, and 50% of the vested stock options and SAR towards the equity ownership requirement. Until the applicable stock ownership guideline is met, the officer is required to retain 25% of the net shares received as a result of the exercise of stock options or SAR and receipt of RSU. Each of our executive officers are in compliance with the guidelines.

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

All stock-based awards for our executives provide that the unvested equity awards assumed by a buyer in the event of a change of control would not automatically accelerate at the close of the transaction (that is, we have no “single trigger” benefits) and instead the vesting would only accelerate if there was a qualifying termination following the change in control (i.e., “double trigger” treatment of unvested awards).

See “Potential Payments upon Termination or Change in Control” for a more detailed description of our termination and change in control benefits for the NEOs.

Tax and Accounting Treatment of Compensation

Under Section 162(m) of the Internal Revenue Code, annual compensation in excess of $1 million to each of a company’s CEO and three other most highly compensated executive officers, not including the CFO, (the “covered employees”) is not deductible as compensation expense for United States federal income tax purposes. However, certain types of compensation, including performance-based compensation, may be exempt from this limit if the material terms of the performance goals under which the compensation is to paid have been disclosed to, and subsequently approved by the shareholders, and the additional requirements for exemption have been satisfied. In structuring the annual and equity incentive awards for our NEOs, we consider Section 162(m) and how compensation must be structured in order to qualify as “performance-based compensation.” In our discretion, we may try to qualify compensation as “performance-based,” but may also pay compensation that does not qualify as “performance-based” if the Compensation Committee determines that form of compensation is in the best interest of the Company and its shareholders.

To enable us to provide incentive compensation to our covered employees that may qualify for full federal income tax deductibility, we submitted a Performance Incentive Plan (“Plan”) to our shareholders in 2013, which shareholders approved. By approving the Plan, shareholders approved, among other things, the participant eligibility requirements, the performance criteria upon which incentive awards may be based, and the maximum dollar amount of compensation that may be paid to any participant for each fiscal year contained in the performance period applicable to an incentive award.

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

Based on this review, the Compensation Committee concluded that our compensation policies, plans, and practices do not encourage unnecessary or unreasonable risk-taking and do not encourage executives or employees to take risks that are reasonably likely to have a material adverse effect on us.

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

The Compensation Committee has reviewed and discussed the foregoing CD&A with management.  Based on that review and discussion, the Compensation Committee has recommended to the Board of Directors, and the Board of Directors has approved, that the CD&A be included in this Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2015 and incorporated by reference into our proxy statement for our 2016 Annual Meeting of Stockholders.

Compensation Committee: Carlos C. Campbell, Chair Michael J. Machado

Compensation Committee Interlocks and Insider
Participation in Compensation Decisions

No current member of our Compensation Committee was at any time during the year ended December 31, 2015 or any other time, an officer or employee of our Company, and no current member had any relationship with us requiring disclosure of certain relationships and related person transaction. None of our executive officers has served on the board of directors or compensation committee (or other committee serving an equivalent function) of any other entity that has or has had one or more executive officers who served as a member of our Board of Directors or Compensation Committee during the year ended December 31, 2015.

Compensation Tables and Narrative Disclosures

The following tables, narrative disclosures and footnotes describe the total compensation and benefits for our NEOs for fiscal 2015. The values presented in the tables do not always reflect the actual compensation received by our NEOs during the fiscal year because some portion of an NEO's compensation may have been deferred pursuant to our nonqualified deferred compensation plan.

Summary Compensation Table

The following table presents information concerning the compensation of the NEOs for services during 2015, 2014, and 2013. The SEC’s current executive compensation disclosure rules require us to value stock awards and option awards reported in the following table using the grant date fair value of the awards, rather than using the amount recognized for financial statement reporting purposes to value these awards.

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Option Awards(1)	Non-Equity Incentive Plan Compensation	All Other Compensation(2)	Total Compensation
John R. Hart, CEO	2015	$2,176,390					$19,800	$2,196,190
President & Chief	2014	$2,113,000		$1,393,580	$1,475,705		$40,300	$5,022,585
Executive Officer	2013	$2,094,482					$39,700	$2,134,182

Maxim C. W. Webb, CFO	2015	$583,550					$19,800	$603,350
Executive Vice President, Chief Financial Officer,	2014	$530,500		$464,533	$837,881		$40,300	$1,873,214
Treasurer & Secretary	2013	$525,789					$47,949	$573,738

John T. Perri, CAO	2015	$440,000					$19,800	$459,800
Vice President &	2014	$400,000		$353,033	$636,791		$40,300	$1,430,124
Chief Accounting Officer	2013	$297,413	$125,000				$41,016	$463,429

(1)
The reported values reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718. As these values reflect the aggregate grant date fair value, they do not necessarily correspond to the actual value that may be recognized. The assumptions that we made to determine the value of our awards for accounting purposes are described in detail in Note 8 titled Stock-Based Compensation in the notes to consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on March 14, 2016.

(2)	Amounts in this column include contributions made by us on behalf of the NEOs to the 401(k) plan, health savings account, and any expense reimbursements.

Grants of Plan-Based Awards

There were no equity or non equity-based awards granted to the NEOs during 2015.

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

Non-qualified Deferred Compensation

The following table presents contributions to, earnings or losses from, and the aggregate deferred compensation balance for each NEO at and for the year ended December 31, 2015:

Name	Executive Contributions In 2015	Registrant Contributions In 2015	Aggregate Earnings (Losses) In 2015(1)	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2015(1)
John R. Hart			$1,651,803		$20,241,912
Maxim C.W. Webb			$(24,463)		$3,003,269
John T. Perri			$28,193	$250,433	$323,237
	—	—	$1,655,533	$250,433	$23,568,418

(1)
The balances shown in this table represent compensation previously reported in the Summary Compensation Table, except for amounts attributable to aggregate earnings, which are not reportable in the Summary Compensation Table because we do not provide above market or preferential earnings on non-qualified deferred compensation.

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information on the outstanding equity awards for the NEOs as of December 31, 2015.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested
John R. Hart
SAR (1)	419,178		$42.71	8/2/2017
PBO (2)		285,714	$19.51	6/14/2019
RSU (3)					53,572	$552,863

Maxim. C.W. Webb
SAR (1)	17,292		$42.71	8/2/2017
PBO (2)		95,238	$19.51	11/14/2024
RSU (3)					17,857	$184,284

John T. Perri
SAR (1)	30,000		$42.71	8/2/2017
PBO (2)		72,381	$19.51	11/14/2024
RSU (3)					13,571	$140,053

(1)
Represents SAR held by each NEO as of December 31, 2015. The actual number of shares to be issued to an NEO who exercises a SAR will be based on the net exercise value (that is, the market price per share of our stock on the date of exercise, minus the exercise price) times the number of SAR exercised, minus applicable taxes withheld in the form of shares. At December 31, 2015, none of the outstanding SAR held by our NEOs were in-the-money.

(2)
Represents PBO granted on November 14, 2014, pursuant to our 2014 Equity Incentive Plan. The PBO include a market condition based on the achievement of a stock price target during the contractual term and vest monthly over a three year period. Any vested portion of the options may be exercised only if the 30-trading-day average closing sales price of our common stock equals or exceeds 125% of the grant date stock price. The stock price contingency may be met any time before the options expire and it only needs to be met once for the PBO to remain exercisable for the remainder of the term. Of the total unexercisable PBO, 103,175 for Mr. Hart, 34,391 for Mr. Webb, and 26,138 for Mr. Perri were vested but unexercisable as the stock price contingency had not been met as of December 31, 2015.

(3)
Represents RSU granted on November 14, 2014, pursuant to our 2014 Equity Incentive Plan. These RSU are subject to the NEOs continued employment or service with us. The RSU will vest annually in four equal installments beginning on November 14, 2015, and may also vest earlier in connection with certain terminations of employment. The market value of the RSU reported above is based on $10.32 per share, which was the closing market price of our common stock on December 31, 2015.

Potential Payments upon Termination or Change in Control

The following section describes the payments and benefits that our NEOs may receive in connection with their termination of employment with us, or in connection with a change in control of our Company. In addition to the amounts presented below, our NEOs may be entitled to the benefits quantified and described above under “Nonqualified Deferred Compensation.” The NEOs may also be entitled to additional severance payments and benefits under our severance benefit plan, which is generally available to all salaried employees and provides for two weeks of base salary for each full year of employment with us upon a termination of employment by us for any reason other than cause.

Please see our “Compensation Discussion and Analysis” for a discussion of how the payments and benefits presented below were determined.

2014 Equity Incentive Plan:

Upon a change in control of our Company, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•	provide for acceleration of the exercisability, vesting and/or settlement of any outstanding stock award or portion thereof;

•
provide for the assumption, continuation or substitution of an outstanding stock award or portion thereof by a surviving, continuing, successor, or purchasing corporation or other business entity or parent thereof; or

•
provide for any outstanding stock award or portion thereof denominated in shares of common stock to be canceled in exchange for a payment with respect to each vested share (and each unvested share, if so determined) of common stock subject to such canceled stock award in (i) cash, (ii) stock of our Company or of a corporation or other business entity a party to the change in control, or (iii) other property which, in any such case, shall be in an amount having a fair market value equal to the fair market value of the consideration to be paid per share of common stock in the change in control, reduced (but not below zero) by the exercise or purchase price per share, if any, under such stock award.

Under the 2014 Equity Incentive Plan, a “change in control” is generally the consummation of (i) the acquisition by a person or entity, directly or indirectly, of securities of our Company representing more than 50% of the total fair market value or total combined voting power of our Company’s then‑outstanding securities entitled to vote generally in the election of directors, (ii) a transaction or series of related transactions in which the shareholders of our Company immediately before the transaction do not retain immediately after the transaction direct or indirect beneficial ownership of more than 50% of the total combined voting power of the outstanding securities entitled to vote generally in the election of directors, or (iii) a date specified by the plan administrator following approval by the shareholders of a plan of complete liquidation or dissolution of our Company.

As indicated in the Outstanding Equity Awards at Fiscal Year-End table above, the only awards held by our NEOs at the end of 2015 were RSU, PBO, and SAR. Using the “in-the-money” value model, the value of the SAR and PBO awarded to our NEOs (assuming a change in control of our Company had occurred as of December 31, 2015) would be zero because the exercise price of all SAR and PBO granted before December 31, 2015 was greater than $10.32, the closing market price of our common stock on the NASDAQ Global Market on December 31, 2015.

Mr. Hart.  Pursuant to the operation of the terms of his employment agreement, in effect on December 31, 2015, if our CEO was terminated other than “for cause” or if he resigned for “good reason” or his employment ended due to death or disability, he was entitled to receive a separation package consisting of (i) the greater of (a) his base salary for the remaining term of this employment agreement or (b) two times his base salary at the date of termination; (ii) immediate vesting of all unvested equity interests; (iii) continuation of health care benefits until his death or he accepts health coverage from another employer; and (iv) payment of the pro rata portion of any earned annual incentive award with respect to the year in which his employment is terminated.  The amended employment agreement also permits us to pay a single lump sum amount of $540,000 in lieu of continued health benefits if we determine that the benefits cannot be provided without incurring financial costs or penalties. Additionally, the RSU, PBO, and SAR awards held by Mr. Hart will fully vest upon his termination of employment without cause, excluding death or disability, and on a change in control transaction if the buyer does not assume or substitute for all equity awards.

Messrs. Webb and Perri. We have severance agreements with both Messrs. Webb and Perri. As in effect on December 31, 2015, these agreements provided that, in the event of involuntary termination of the executive without cause, the executive would receive a lump sum cash payment equal to the sum of (1) twenty-four months of the executive’s base salary then in effect and (2) an amount equal to the executive’s pro-rata share of any annual cash incentive award earned for the year in which involuntary termination occurred.

Estimated Potential Payments for our NEOs. The following table lists the estimated value of the RSU awarded to Messrs. Hart, Webb, and Perri assuming a change in control of our Company occurred on December 31, 2015. The amount of severance listed below for Mr. Hart is pursuant to his employment agreement and the amount of severance listed below for Messrs. Webb and Perri is pursuant to their severance agreements, in each case as in effect on December 31, 2015. PBO and SAR have been excluded as they were out-of-the-money at December 31, 2015.

Severance Benefits on Termination

Name & Triggering Event	Cash Payments (1)	Cash Payments for Standard Severance	RSU that would Vest		Total
John R. Hart
Termination with cause	$719,883				$719,883
Termination without cause (3)	$5,612,663		$552,863		$6,165,526
Change in control			$552,863	(2)	$552,863
Death / disability	$5,912,663		$552,863		$6,465,526

Maxim C. W. Webb
Termination with cause	$204,243				$204,243
Termination without cause	$1,399,470		$184,284		$1,583,754
Change in control			$184,284	(2)	$184,284
Death / disability	$504,243				$504,243

John T. Perri
Termination with cause	$144,851				$144,851
Termination without cause	$1,052,978		$140,053		$1,193,031
Change in control			$140,053	(2)	$140,053
Death / disability	$444,851				$444,851

(1)	Cash payments include accrued vacation and personal days, payment of salary as stipulated by agreement, and life insurance in the case of death.
(2)	Assumes that the award is neither assumed or continued by the new controlling owner, nor replaced by a substituted award with respect to the new controlling owner’s stock.
(3)	Also represents payments due upon a change in control and a subsequent termination without cause.

Revised Employment and Severance Agreements Effective in 2016

In connection with the changes we made to our executive compensation program to align with the revision to our business plan that we announced in November 2015, on March 11, 2016, we entered into 1) an amended employment agreement with Mr. Hart, 2) amended severance agreements with Messrs. Webb and Perri and 3) an executive bonus plan covering Messrs. Hart, Webb and Perri.

Mr. Hart’s Amended Employment Agreement

The amended employment agreement with Mr. Hart superseded and replaced his previous employment agreement and provides the following:

•	a five year term ending on March 11, 2021;

•	an annual base salary of $1 million including the standard benefits package made available to other full time employees of our Company;

•	certain termination benefits, as described below; and

•	participation in the revised executive bonus plan (described below).

If terminated without cause, Mr. Hart is entitled to 1) a lump-sum payment of $10 million, 2) payment of family health benefits through the earlier of Mr. Hart’s death or his acceptance of health coverage from another employer, although we could pay Mr. Hart a one-time payment of $540,000 as satisfaction of this obligation under certain circumstances, 3) payment of all accrued vacation and other time off, including an additional $389,000 which is the amount of the difference between (a) the value of such accrued vacation and time off at December 31, 2015 calculated using his annual base salary on such date and (b) the value of that benefit using his revised base salary under the new agreement, 4) immediate vesting of any outstanding unvested stock-based awards, and 5) any bonus earned as described below.

If Mr. Hart terminates his employment with us for good reason as defined in the agreement, the lump-sum payment noted above is reduced to $5 million unless such termination is in connection with an approval by our Board of Directors to materially change our current business plan.

If Mr. Hart’s employment with us is terminated due to the expiration of the term of the amended employment agreement, Mr. Hart will be entitled to all benefits payable under a termination without cause, except for the bonus; provided, however, that the lump-sum payment will be reduced to $5 million.

In the event that Mr. Hart’s employment with us is terminated due to death or disability, Mr. Hart’s beneficiary will be entitled to the benefits payable under a termination without cause; provided, however, that the lump-sum payment will also be reduced to $5 million.

The Amended Severance Agreements

The amended and restated five year severance agreements with Messrs. Webb and Perri superseded similar agreements entered into during 2012. Each agreement provides for the payment of the lower of two years base salary or the base salary of the then-remaining portion of the term, participation in our revised executive bonus plan as described below, and payment of up to one year of COBRA expenses, in the event of an involuntary termination of employment (other than for “cause”) or a resignation for “good reason.”

Concurrently with the execution of his amended severance agreement, Mr. Webb voluntarily reduced his annual base salary to $496,000, which reflects an approximately 15% reduction from his previous base salary of $583,550.

Revised Executive Bonus Plan

Our revised executive bonus plan is effective from January 1, 2016 through December 31, 2020 and replaced and superseded the previous bonus plan maintained by us for Mr. Hart, Mr. Webb and Mr. Perri. Such arrangement awards an annual bonus only if 1) there is a net gain derived from a sale or other disposal of assets, as defined, and 2) cash proceeds from such transactions are distributed directly to our shareholders during the same year.

The agreement establishes a bonus pool that is calculated as 20% of the adjusted total net gain from assets sold or otherwise disposed. The plan defines the total net gain as the difference between the cash received in sale or other disposal transactions less (a) the book value of each such asset as of December 31, 2015, as determined in accordance with U.S. GAAP, subject to adjustment by the Compensation Committee to the extent necessary to reflect the capitalization of costs with respect to such assets as required by GAAP after December 31, 2015; (b) any bonus paid or payable to management for the sale or other disposition of each such asset, other than any bonus under the bonus plan; and (c) administrative expenses specified in the bonus plan. Such total net gain is then also multiplied by an adjustment factor resulting in an adjusted total net gain. The adjustment factor is a fraction, the numerator of which is the total amount of cash distributed or committed to be distributed to our shareholders with respect to all such assets sold or otherwise disposed of during the year, and the denominator, which is the total amount of cash received after payment of all selling costs, including any fees and commissions for which all such assets were sold or otherwise disposed of during the year. For assets distributed directly to our shareholders, the adjustment factor is 100%. The resulting bonus pool is allocated 75% to Mr. Hart, 15% to Mr. Webb and 10% to Mr. Perri. Each individual will be entitled to his allocated portion of the bonus pool for the year if employed by us on the last day of the year. However, in the event that Mr. Hart’s, Mr. Webb’s or Mr. Perri’s employment with us is terminated in certain circumstances as provided in their amended agreements such terminated individual will be entitled to payment of an amount under the bonus plan for a portion of the year in which such termination occurs.

For assets sold or otherwise disposed of entirely or partially for non-cash consideration, the calculation of total net gain with respect to the non-cash consideration will instead be made in the year in which the non-cash consideration is ultimately sold or otherwise disposed of for cash. For assets distributed directly to our shareholders, other than an asset resulting from a previous sale or other disposal of an asset for non-cash consideration as described in the preceding sentence, the total net gain will be determined by deducting items (a) through (c) above from the value of such assets upon such distribution, as determined in accordance with GAAP.

Director Compensation

Our non-employee director compensation program provided for the following during 2015: (1) all of our non-employee directors received annual cash compensation of $80,000 and $50,000 of RSU, which vest annually from the date of grant (2) our Chair of the Board of Directors received additional annual cash compensation of $45,000; (3) the Chairs of our Audit, Compensation, and Corporate Governance and Nominating Committees each received additional annual cash compensation of $20,000, $15,000, and $10,000, respectively; (4) a daily fee paid in cash for attendance at educational activities or seminars, which has an annual maximum of $5,000; and (5) no annual cost of living increase in board and committee fees.
Pursuant to the Compensation Committee’s recommendation each non-employee director received 3,050 RSU on June 3, 2015. These awards will vest in their entirety on June 3, 2016 for those directors who are serving on our Board of Directors at that time. The following table sets forth compensation earned during 2015 for each non-employee director who served during 2015.

Name	Fees Earned Or Paid In Cash	Stock Awards(1)	Total
Kristina M. Leslie (2)	$136,103	$49,990	$186,093
Carlos C. Campbell	$109,949	$49,990	$159,939
Julie H. Sullivan, PhD (2)	$106,235	$49,990	$156,225
Kenneth J. Slepicka	$88,866	$49,990	$138,856
Robert G. Deuster (2)	$81,542	$49,990	$131,532
Michael J. Machado	$81,370	$49,990	$131,360
	$604,065	$299,940	$904,005

(1)
Each director was granted 3,050 RSU in June 2015. The total value of the stock awards is based on the closing market price of our common stock on the date of grant. The directors held no other stock-based awards as of December 31, 2015.

(2)
Ms. Leslie and Mr. Deuster resigned as members of our Board of Directors and as members of all committees effective February 3, 2016. Dr. Sullivan resigned as a member of our Board of Directors and as a member of all committees effective December 31, 2015. The stock awards granted in June 2015 to each of these members of our Board of Directors were terminated upon each of their resignations and therefore such awards will not vest in June 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of April 1, 2016, with respect to the beneficial ownership of our common stock by (i) each person whom we know to be the beneficial owner of more than 5% of our common stock based upon Schedule 13G and Schedule 13D reports filed with the SEC, (ii) each of our directors, (iii) each NEO listed in our Summary Compensation Table, and (iv) all of our current executive officers and directors as a group.

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

Except as otherwise noted, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws. As of April 1, 2016, 23,037,587 shares of our common stock were outstanding.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage Ownership
Named Executive Officers and Directors
John R. Hart(1) (14) (15)	296,289	1.3%
Maxim C. W. Webb (2) (14) (15)	76,676	*
John T. Perri (3) (14) (15)	28,073	*
Raymond V. Marino II (16)	5,000	*
Carlos C. Campbell (4) (6)	4,407	*
Howard Brod Brownstein (16)	10,100	*
Michael J. Machado (6)	4,407	*
Kenneth J. Slepicka (6)	9,493	*
Eric Speron (5)	920,683	4.0%
Daniel B. Silvers(16)	—	*
Andrew F. Cates(16)	—	*
Current Executive Officers and Directors as a Group (11 persons)	1,355,128	5.9%

5% Shareholders
RHJ International SA (7) Avenue Louise 326 1050 Brussels, Belgium	2,663,180	11.6%
River Road Asset Management, LLC(8) 462 S. 4th St., Ste 1600 Louisville, KY 40202	1,908,618	8.3%
Royce & Associates, LLC (9) 745 Fifth Avenue, New York, NY 10151	1,542,389	6.7%
Van Den Berg Management I, Inc. (17) 805 Las Cimas Parkway, Suite 430, Austin, TX 78746	1,424,634	6.2%
BlackRock, Inc. (10) 55 East 52nd Street, New York, NY 10055	1,408,573	6.1%
Central Square Management, LLC (11) 1813 N. Mill Street, Suite F, Naperville, IL 60563	1,407,498	6.1%
Bank of Montreal(12) 1 First Canadian Place Toronto, Ontario, Canada M5X 1A1	1,269,263	5.5%
The Vanguard Group (13) 100 Vanguard Blvd. Malvern, PA 19355	1,184,593	5.1%
* Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.

(1)
Represents 37,152 shares held in our 401(k) plan and 259,137 shares held directly. The number of shares shown above does not include 53,996 shares held in a deferred compensation trust account. U.S. Bank, N.A., as trustee of the grantor trust, has sole voting power over such shares. This number also does not include 53,572 shares of RSU that will not vest within 60 days.

(2)
Represents 1,290 shares held in our 401(k) plan and 75,386 shares held directly. The number of shares shown above does not include 1,375 shares held in a deferred compensation trust account. U.S. Bank, N.A., as trustee of the grantor trust, has sole voting power over such shares. This number also does not include 17,857 shares of RSU that will not vest within 60 days.

(3)	Represents 263 shares held in our 401(k) plan and 27,810 shares held directly. This number does not include 13,571 shares of RSU that will not vest within 60 days.
(4)
Represents 4,407 shares held directly. The number of shares shown above does not include 2,644 shares held in a deferred compensation trust account. U.S. Bank, N.A., as trustee of the grantor trust, has sole voting power over such shares.

(5)
Represents 20,900 shares held in a personal IRA account, 39,100 shares held directly and 190 shares held by Mr. Speron's spouse in a personal IRA. This number also includes 860,493 shares held on behalf of clients of First Foundation Advisors for which Mr. Speron has voting and dispositive power.

(6)	The number of shares does not include 3,050 shares of RSU that will not vest within 60 days.

(7)
Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on February 11, 2016. Kleinwort Benson Investors Dublin Limited (“Kleinwort Investors”) and Calvert Investment Management Inc. ("Calvert") beneficially owned 2,663,180 shares, and 1,174,101 shares respectively, with shared voting and dispositive power over such shares. Kleinwort Investors is a wholly owned subsidiary of Kleinwort Benson Group Limited (“Kleinwort Group”), which is a wholly owned subsidiary of RHJ International SA (“RHJ”). Calvert is a wholly owned subsidiary of RHJI. As such, RHJ, Kleinwort Group, and Calvert may be deemed to beneficially own all shares beneficially owned by Kleinwort Investors and Calvert.

(8)
Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on February 12, 2016. River Road Asset Management, LLC beneficially owned 1,908,618 shares, with sole voting power over 1,566,081 shares and sole dispositive power over 1,908,618 shares.

(9)	Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on January 20, 2016.
(10)
Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on January 27, 2016. BlackRock, Inc. beneficially owned 1,408,573 shares, with sole voting power over 1,342,445 shares, and sole dispositive power over 1,408,573 shares, which shares are reported by BlackRock, Inc. as a parent holding company of its subsidiaries.

(11)
Beneficial ownership of shares as reported on Schedule 13D/A filed with the SEC on March 21, 2016. Central Square Capital LP (“Central Square Capital”) beneficially owned 972,642 shares, with shared voting and dispositive power over 972,642 shares. Central Square Capital Master LP (“Central Square Master”) beneficially owned 434,856 shares, with shared voting and dispositive power over 434,856 shares. Central Square GP LLC (“Central Square GP”) as the general partner of Central Square Capital, may be deemed the beneficial owner of the 972,642 shares owned by Central Square Capital. Central Square GP II LLC (“Central Square GP II”), as the general partner of Central Square Master, may be deemed the beneficial owner of the 434,856 shares owned by Central Square Master. Central Square Management LLC (“Central Square Management”), as the investment manager of each of Central Square Capital and Central Square Master, may be deemed the beneficial owner of the (i) 972,642 shares owned by Central Square Capital and (ii) 434,856 shares owned by Central Square Master. Mr. Cardwell, as the managing member of each of Central Square GP, Central Square GP II and Central Square Management, may be deemed the beneficial owner of the (i) 972,642 shares owned by Central Square Capital and (ii) 434,856 shares owned by Central Square Master.

(12)
Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on February 16, 2016. BMO Asset Management Corp. beneficially owned 1,255,869 shares, with sole voting power over 1,093,320 shares, shared voting power over 4,348 shares, sole dispositive power over 1,250,146 shares, and shared dispositive power over 3,170 shares. BMO Harris Bank N.A. beneficially owned 13,394 shares, with sole voting power over 12,855 shares, and shared dispositive power over 13,394 shares. Bank of Montreal is the ultimate parent company of BMO Asset Management, Corp., an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, and BMO Harris Bank N.A., a bank as defined in section 3(a)6 of the Securities Exchange Act of 1934, as amended. As parent company, Bank of Montreal is deemed to beneficially own 1,269,263 shares held by its subsidiaries, with sole voting power over 1,106,205 shares, shared voting power over 4,348 shares, sole dispositive power over 1,250,146 shares, and shared dispositive power over 16,564 shares.

(13)
Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on February 11, 2016. The Vanguard Group, Inc. beneficially owned 1,184,593 shares, with sole voting power over 28,759 shares, sole dispositive power over 1,157,134 shares, and shared dispositive power over 27,459 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 27,459 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 1,300 shares as a result of its serving as investment manager of Australian investment offerings.

(14)
Shares shown as beneficially owned by the NEO do not include shares issuable upon exercise of SAR, which are exercisable or may be exercised within 60 days of April 1, 2016, because none of the outstanding SAR were in-the-money as of April 1, 2016. As of April 1, 2016, the total number of SAR held by NEOs were 466,470 and held as follows: (a) 419,178 SAR for Mr. Hart, (b) 17,292 SAR for Mr. Webb, and (c) 30,000 SAR for Mr. Perri. The actual number of shares to be issued to an NEO who exercises a SAR will be based on the net exercise value (that is, the market price per share of our stock on the date of exercise, minus the exercise price) times the number of SAR exercised, minus applicable taxes withheld in the form of shares.

(15)
Shares shown as beneficially owned by the NEO do not include shares issuable upon exercise of PBO (Performance Based Option), which may be exercisable within 60 days of April 1, 2016, because none of the vested PBO had met the stock price contingency as of April 1, 2016. As of April 1, 2016, the total number of PBO held by NEOs was 453,333, of which 201,482 had vested. The PBO were held as follows: (a) 285,714 total PBO (126,984 vested) for Mr. Hart, (b) 95,238 total PBO (42,328 vested) for Mr. Webb, and (c) 72,381 total PBO (32,170 vested) for Mr. Perri.

(16)	The number of shares does not include 4,868 RSU that will not vest within 60 days.
(17)
Beneficial ownership of shares as reported on Schedule 13G filed with the SEC on February 16, 2016. Van Den Berg Management I, Inc. beneficially owned 1,424,634 shares, with sole voting and dispositive power over such shares.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain one equity compensation plan, the 2014 Equity Incentive Plan, which was approved by our shareholders in 2014. The following table sets forth information with respect to the number of shares of common stock subject to outstanding awards and remaining available for issuance under the 2014 Equity Incentive Plan as of December 31, 2015.

	(a)	(b)	(c)
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	1,048,463	$28.25	1,974,902
Equity compensation plans not approved by security holders(2)

(1)
Column (a) represents the total number of underlying shares that could be issued upon the exercise of SAR, the vesting of RSU granted, the exercise of vested PBO, the vesting of PBO granted, and column (c) represents awards available for future issuances under our 2014 Equity Incentive Plan. In accordance with SEC disclosure rules, the weighted-average exercise price reported in column (b) does not take into account RSU because they have no exercise price. The actual number of shares to be issued to a grantee who exercises each SAR will be based on the net exercise value (that is, the market value price per share of our stock on the date of exercise, minus the exercise price) times the number of SAR exercised, minus applicable taxes withheld in the form of shares. The actual number of shares to be issued to an employee upon vesting of an RSU will be based on the total number of shares of stock issued at vesting, minus applicable taxes withheld in the form of shares. The actual number of shares to be issued to an employee who exercises vested PBO, after the price contingency has been met, will be based on the exercise value times the number of PBO exercised, minus applicable taxes withheld in the form of shares. At December 31, 2015, none of the outstanding SAR issued were in-the-money and therefore no additional shares would be issued upon assumed exercise of the SAR. As of December 31, 2015, there were no PBO exercisable as the market condition had not been met and therefore no additional shares would be issued upon assumed exercise of the PBO. Of the 1 million shares of stock to be issued upon exercise of outstanding awards in column (a), 486,470 shares are underlying outstanding SAR that are fully vested and 163,703 shares are underlying PBO that are fully vested.

(2)	We have no equity compensation plans that have not been approved by our shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Persons Transactions

Kenneth J. Slepicka, a Director of our Company, is currently the chairman, chief executive officer and acting chief financial officer of Synthonics, Inc. (“Synthonics”). In 2010 and 2013, the Audit Committee approved investments by the Company of $2.1 million and $110,000, respectively, in shares of Series D Convertible Voting Preferred Stock of Synthonics. In addition, the Audit Committee approved a $450,000 line of credit to Synthonics during 2014, which bore interest at 15% per annum. The outstanding balance and accrued interest was repaid in April 2015.

On January 20, 2015, we sold two equity securities with a cost basis of $2.3 million to certain deferred compensation Rabbi Trust accounts held by us, for the benefit of our CEO John R. Hart for total proceeds of $5 million, which represented the market value of these securities on the date of sale. The equity securities sold were classified as Level 2 securities and possess limited liquidity. The sale of these securities to the deferred compensation Rabbi Trust accounts was to provide us with additional liquidity. The transaction was approved by our Audit Committee on January 19, 2015.

Procedures for Approval of Related Persons Transactions

To ensure the broadest possible compliance with the NASDAQ Stock Market listing standards and Regulation S-K, Item 404, our Audit Committee charter provides that the Audit Committee will review and approve, in accordance with written procedures adopted by the Board of Directors, all transactions between us and persons or entities affiliated with our officers, directors or principal common stockholders.

After reviewing a particular transaction or proposed transaction, management and the Audit Committee will determine if disclosure in our public filings is necessary and appropriate under Item 404.

Director Independence

Our Board of Directors has determined that Carlos C. Campbell, Michael J. Machado, Raymond V. Marino II, Daniel B. Silvers, Howard B. Brownstein, Andrew F. Cates, and Eric H. Speron were “independent directors” within the meaning set forth under applicable rules of the NASDAQ Stock Market. John R. Hart and Kenneth J. Slepicka were not “independent directors” under those standards. John R. Hart and Kenneth J. Slepicka were not independent Directors in 2015 as the term “independent” is defined by Nasdaq Listing Rule 5605 (a) (2). John R. Hart is an employee of our Company. Kenneth J. Slepicka has a relationship with us as described under “Related Persons Transactions” above. The independent directors have regularly scheduled executive session meetings at which only the independent directors are present. During 2015, executive sessions were led by Kristina M. Leslie, who was an independent director and served as Chair of the Board prior to her resignation from the Board of Directors in February 2016. In March 2016, Mr. Marino, an independent director, was appointed Chair of the Board and has led executive sessions following his appointment. An executive session is held in conjunction with each regularly scheduled quarterly meeting and other sessions may be called by the Chair of the Board in his own discretion or at the request of our Board of Directors.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by our independent registered public accounting firm, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates for the fiscal years ended December 31, 2015 and December 31, 2014:

	2015	2014
Audit Fees	$1,816,902	$1,975,290
Tax Fees	385,484	446,386
Audit-Related Fees	1,754	137,172
Total	$2,204,140	$2,558,848

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

Tax Fees consist of fees for professional services for tax compliance, which totaled $352,164 in 2015 and $276,766 in 2014 and tax planning and advice services, which totaled $33,320 in 2015 and $169,620 in 2014. These services included assistance regarding United States federal, state, and local tax return preparation, tax audits and appeals, advice on structuring potential transactions, and intra-group restructuring.

Audit-Related Fees consist of fees we paid for services related to proposed or consummated transactions and attestation services not required by statute or regulation and the related accounting or disclosure treatment for such transactions or events.

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

2.Exhibits

The exhibits listed in the Original Report are required by Item 601 of Regulation S-K. A list of the exhibits filed with this Amended Report is provided below.

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

Date:	April 22, 2016	PICO Holdings, Inc. By: /s/ John R. Hart John R. Hart President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on April 22, 2016 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Raymond V. Marino II	Chair of the Board
Raymond V. Marino II

/s/ John R. Hart	President, Chief Executive Officer and Director
John R. Hart	(Principal Executive Officer)

/s/ Maxim C. W. Webb	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
Maxim C. W. Webb	(Principal Financial Officer)

/s/ John T. Perri	Vice President and Chief Accounting Officer
John T. Perri	(Principal Accounting Officer)

/s/ Howard B. Brownstein	Director
Howard B. Brownstein

/s/ Carlos C. Campbell	Director
Carlos C. Campbell

/s/ Andrew F. Cates	Director
Andrew F. Cates

/s/ Michael J. Machado	Director
Michael J. Machado

/s/ Daniel B. Silvers	Director
Daniel B. Silvers

/s/ Kenneth J. Slepicka	Director
Kenneth J. Slepicka

/s/ Eric Speron	Director
Eric Speron