Form 10-Q
period 2016-03-31
PICO HOLDINGS INC /NEW
filed 2016-05-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 6, 2016, the registrant had 23,037,587 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Three Months Ended March 31, 2016

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$39,952	$56,462
Investments ($22,942 and $22,590 measured at fair value at March 31, 2016 and December 31, 2015, respectively)	26,424	26,072
Real estate and tangible water assets, net	434,619	424,235
Intangible assets, net	127,228	126,533
Other assets	19,234	19,990
Assets held-for-sale	6,577	8,793
Total assets	$654,034	$662,085

Liabilities and equity
Debt	$158,584	$155,966
Accounts payable and accrued expenses	29,634	34,458
Deferred compensation	25,683	25,493
Other liabilities	12,185	11,556
Liabilities held-for-sale	276	608
Total liabilities	226,362	228,081

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 23,116 issued and 23,038 outstanding at March 31, 2016 and December 31, 2015	23	23
Additional paid-in capital	494,637	494,207
Accumulated deficit	(158,167)	(151,366)
Accumulated other comprehensive income	5,010	4,961
Treasury stock, at cost (common shares: 78 at March 31, 2016 and December 31, 2015)	(1,413)	(1,413)
Total PICO Holdings, Inc. shareholders’ equity	340,090	346,412
Noncontrolling interest in subsidiaries	87,582	87,592
Total equity	427,672	434,004
Total liabilities and equity	$654,034	$662,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Revenues and other income:
Sale of real estate and water assets	$68,323	$43,610
Other income, net	714	1,714
Total revenues and other income	69,037	45,324

Cost of sales and expenses:
Cost of real estate and water assets sold	56,566	36,333
General, administrative, and other	12,323	12,296
Sales and marketing	4,429	4,198
Impairment loss on intangible and long-lived assets		1,089
Depreciation and amortization	514	491
Total cost of sales and expenses	73,832	54,407
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(4,795)	(9,083)
Benefit (provision) for federal and state income taxes	(158)	239
Equity in loss of unconsolidated affiliate		(483)
Loss from continuing operations	(4,953)	(9,327)
Loss from discontinued agribusiness operations, net of tax	(40)	(10,482)
Loss on sale of discontinued agribusiness operations, net of tax	(1,849)
Net loss from discontinued agribusiness operations, net of tax	(1,889)	(10,482)
Net loss	(6,842)	(19,809)
Net loss attributable to noncontrolling interests	41	2,984
Net loss attributable to PICO Holdings, Inc.	$(6,801)	$(16,825)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended March 31,
	2016	2015
Other comprehensive loss:
Net loss	$(6,842)	$(19,809)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	40	(51)
Foreign currency translation	9	9
Total other comprehensive income (loss), net of tax	49	(42)
Comprehensive loss	(6,793)	(19,851)
Comprehensive loss attributable to noncontrolling interests	41	2,984
Comprehensive loss attributable to PICO Holdings, Inc.	$(6,752)	$(16,867)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.21)	$(0.32)
Loss from discontinued agribusiness operations	(0.08)	(0.41)
Net loss per common share – basic and diluted	$(0.29)	$(0.73)
Weighted average shares outstanding	23,038	23,005

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2016 and 2015
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2016	23,116	$23	$494,207	$(151,366)	$4,961	78	$(1,413)	$87,592	$434,004
Stock-based compensation expense			455					51	506
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(25)					(20)	(45)
Net loss				(6,801)				(41)	(6,842)
Unrealized gain on investments, net of deferred income tax of $22 and reclassification adjustments of $5					40				40
Foreign currency translation					9				9
Ending balance, March 31, 2016	23,116	$23	$494,637	$(158,167)	$5,010	78	$(1,413)	$87,582	$427,672

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2015	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545
Stock-based compensation expense			845					270	1,115
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(12)					(9)	(21)
Net loss				(16,825)				(2,984)	(19,809)
Unrealized loss on investments, net of deferred income tax of $28 and reclassification adjustments of $484					(51)				(51)
Foreign currency translation					9				9
Ending balance, March 31, 2015	23,083	$23	$492,495	$(86,333)	$4,675	78	$(1,413)	$83,341	$492,788

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Cash used in operating activities - continuing operations	$(17,748)	$(17,515)
Cash used in operating activities - discontinued agribusiness operations	(387)	(1,734)
Net cash used in operating activities	(18,135)	(19,249)

Investing activities:
Purchases of investments	(383)	(721)
Proceeds from sale of investments	30	5,626
Purchases of property, plant and equipment	(61)	(1,368)
Increase in restricted cash	(650)
Cash provided by (used in) investing activities - continuing operations	(1,064)	3,537
Cash used in investing activities - discontinued agribusiness operations	(3)	(2,935)
Net cash provided by (used in) investing activities	(1,067)	602

Financing activities:
Repayment of debt	(33,112)	(26,521)
Payment of withholding taxes on exercise of restricted stock units	(45)	(21)
Debt issuance costs	(12)	(171)
Proceeds from debt	35,476	30,353
Cash provided by financing activities	2,307	3,640

Decrease in cash and cash equivalents	(16,895)	(15,007)
Cash and cash equivalents, beginning of the period	57,400	62,978
Cash and cash equivalents, end of the period	40,505	47,971
Less cash and cash equivalents of discontinued agribusiness operations at the end of the period	553	194
Cash and cash equivalents of continuing operations, end of the period	$39,952	$47,777

Supplemental cash flow information:
Interest paid, net of amounts capitalized (primarily in discontinued agribusiness operations)		$1,267
Non-cash investing and financing activities:
Unpaid liability incurred for development costs	$395

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC.

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

Recently Issued Accounting Pronouncements:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the guidance was effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities are to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company adopted the guidance effective January 1, 2016. Prior to adoption, the Company included debt issuance costs in other assets on its condensed consolidated balance sheets. Beginning with the Form 10-Q for the three months ended March 31, 2016, the Company changed its presentation of debt issuance costs for all periods presented and the Company reclassified $1.5 million of debt issuance costs at December 31, 2015 as a direct deduction from the carrying amounts of its debt liabilities both on the condensed consolidated balance sheets and in the notes to the condensed consolidated financial statements.

In February 2016, the FASB issued guidance on leases to increase transparency and comparability among organizations. The guidance will require the lessee to recognize lease assets and lease liabilities on the balance sheet and disclose key information about lease arrangements for all leases with a term greater than 12 months. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years for public business entities. Early adoption of the guidance is permitted. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued guidance to simplify the accounting for equity method investments. The guidance eliminates the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The guidance requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. The guidance is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption of the guidance is permitted. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued guidance on accounting for share-based payments to employees. The guidance clarifies income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. It is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods for public business entities. Early adoption is permitted in any interim or annual period. If early adoption is selected in an interim period, any adjustments should be reflected as of the beginning of the fiscal year of that interim period and all amendments of the guidance must be adopted in the interim period. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In March 2016, the FASB issued guidance on revenue from contracts with customers. The amendments in this update do not change the core principle of the existing guidance issued in May 2014 but clarify the implementation guidance of determining whether the company is a principal or agent in a contractual agreement. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In April 2016, the FASB issued guidance on revenue from contracts with customers. The amendments in this update do not change the core principle of the existing guidance issued in May 2014 but clarify contract performance obligations and licensing implementation guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

2. Real Estate and Tangible Water Assets

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	March 31, 2016	December 31, 2015
Real estate and improvements held and used, net of accumulated depreciation of $11,948 and $11,778 at March 31, 2016 and December 31, 2015, respectively	$9,525	$9,694
Residential real estate and home construction inventories	372,612	362,056
Other real estate inventories completed or under development	9,971	9,971
Tangible water assets	42,511	42,514
Total real estate and tangible water assets	$434,619	$424,235

Impairment Losses for the Three Months Ended March 31, 2016:

There were no impairment losses recognized on real estate and tangible water assets during the three months ended March 31, 2016.

Impairment Losses for the Year Ended December 31, 2015:

During the year ended December 31, 2015, the Company recorded an impairment loss of $923,000 on real estate located in Kern County, California, reducing the carrying value to $6 million. The loss was reported in the condensed consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate operations segment.

During the year ended December 31, 2015, the Company accepted an offer for $3.4 million for real estate owned near Fresno, California. As a result, an impairment loss of $274,000 was recorded that reduced the carrying value of the real estate to the offer price. The loss was reported in the condensed consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate operations segment.

3. Intangible Assets and Goodwill

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets within its water resource and water storage operations segment (in thousands):

	March 31, 2016	December 31, 2015
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	25,581	24,831
Other, net of accumulated amortization	17,750	17,805
Total intangible assets	$127,228	$126,533

Impairment Losses for the Three Months Ended March 31, 2016:

There were no impairment losses recognized on intangible assets during the three months ended March 31, 2016.

Impairment Losses for the Year Ended December 31, 2015:

As a result of the Company’s annual review of indefinite-lived intangible assets, using a discounted cash flow model, the Company recorded an impairment loss of $269,000, reducing the carrying value to $3 million, which is included in the table above within other, net of accumulated amortization. The loss was recorded in the condensed consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was reported in the water resource and water storage operations segment results.

Goodwill:

The Company had a goodwill balance of $4.2 million at March 31, 2016 and December 31, 2015. There were no acquisitions, disposals, or impairments of goodwill during the three months ended March 31, 2016 or the year ended December 31, 2015.

4. Investments

The cost and carrying value of available-for-sale investments were as follows (in thousands):

March 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,454	$71	$(116)	$4,409
Marketable equity securities	10,633	8,023	(123)	18,533
Total available-for-sale investments	$15,087	$8,094	$(239)	$22,942

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,458	$46	$(51)	$4,453
Marketable equity securities	10,339	7,879	(81)	18,137
Total available-for-sale investments	$14,797	$7,925	$(132)	$22,590

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	March 31, 2016		December 31, 2015
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$37	$38	$38	$37
Due after one year through five years	4,094	4,038	2,603	2,566
Due after five years	323	333	1,817	1,850
Total	$4,454	$4,409	$4,458	$4,453

Debt Securities

The Company owns corporate bonds and other debt securities, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At March 31, 2016, and December 31, 2015, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three months ended March 31, 2016 and 2015.

Marketable Equity Securities

The Company’s investment in marketable equity securities was $18.5 million at March 31, 2016, and principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets. At March 31, 2016, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the loss on those securities was normal market volatility. No material impairment losses were recorded during the three months ended March 31, 2016 and 2015.

Other Investments

The Company owned the following investments that are not classified as available-for-sale (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Voting Interest	Carrying Value	Voting Interest
Investment in Synthonics	$2,170	18.3%	$2,170	18.3%
Investment in Mindjet	1,312	19.3%	1,312	19.3%
Total	$3,482		$3,482

Investment in Synthonics:

Synthonics, Inc. (“Synthonics”) is a private company co-founded by a member of the Company’s board of directors. The Company’s investment consists of preferred shares as discussed in Note 9 “Related-Party Transactions.”

Investment in Mindjet:

During the third quarter of 2015, the Company determined it no longer had significant influence over the operating and financial policies of Mindjet, Inc. (“Mindjet”) and therefore discontinued the equity method of accounting. The remaining carrying value of the investment at March 31, 2016 and December 31, 2015 was $2.2 million, comprised of $1.3 million in preferred stock and a note and interest receivable of $916,000 that is expected to be converted into additional preferred stock during 2016.

As a result of previously using the equity method of accounting for the investment in common stock, the Company recorded a loss within equity in loss of unconsolidated affiliate in the condensed consolidated statement of operations and comprehensive income or loss of $483,000 for the three months ended March 31, 2015. The Company’s share of the losses reported by Mindjet during 2015 were allocated to the carrying value of the common stock investment until it reached zero, and then to the preferred stock and convertible debt.

During 2015, the Company recorded a $20.7 million impairment loss on the investment in Mindjet common and preferred shares as the estimated fair value was less than the carrying value due to significantly increased, and continuing operating losses and resulting liquidity issues, actual financial results significantly less than projections, and decreased market conditions that had adversely affected the value of Mindjet. Such loss was recorded in impairment on investments in the condensed consolidated statement of operations and comprehensive income or loss. The fair value of the investment in Mindjet was based on an analysis of the financial and operational aspects of the company, including consideration of business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company. Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of debt and equity issued by Mindjet in order to reflect differences in value due to differing liquidation preferences, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were determined using revenue multiples that included assumptions regarding an entity’s assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

It is reasonably possible that the Company’s ownership percentage in Mindjet will continue to decline as other shareholders fund the ongoing operations with additional equity capital and upon conversion of outstanding notes. The Company does not anticipate investing any additional capital into Mindjet.

The carrying value of the Company’s investment in Mindjet is subject to impairment testing at each reporting period, or more frequently if facts and circumstances indicate the investment may be impaired. It is reasonably possible that circumstances may continue to deteriorate which could require the Company to record additional impairment losses on the remaining investment balances.

5. Disclosures About Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions at the measurement date. The level within the fair value hierarchy in which the fair value measurements are classified include measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2016 or during the year ended December 31, 2015.

At March 31, 2016 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2016
Assets
Available-for-sale equity securities (1)	$9,399	$9,134		$18,533
Available-for-sale debt securities (1)	4,409			4,409
Total	$13,808	$9,134		$22,942
Liabilities
Contingent Consideration (2)			$2,715	$2,715

At December 31, 2015 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Available-for-sale equity securities (1)	$10,685	$7,452		$18,137
Available-for-sale debt securities (1)	4,453			4,453
Total	$15,138	$7,452		$22,590
Liabilities
Contingent Consideration (2)			$2,707	$2,707

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

(2) Included in this caption is the contingent consideration that the Company entered into as part of the acquisition of Citizens Homes, Inc. (“Citizens”). The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon achievement of various pre-tax net income performance milestones of the new business (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance, except for the sixth payout calculation, which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between zero and $6 million. The estimated fair value of the contingent consideration was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model. The fair value of the contingent consideration was then estimated as the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period. The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs. Key assumptions include: (1) forecasted adjusted net income over the contingent consideration period, (2) risk-adjusted discount rate reflecting the risk inherent in the forecasted adjusted net income, (3) risk-free interest rates, (4) volatility of adjusted net income, and (5) credit spreads. The risk adjusted discount rate for adjusted net income was 12.7% plus the applicable risk-free rate resulting in a combined discount rate ranging from 12.7% to 13.2% over the contingent consideration period. The volatility rate of 18.6% and a credit spread of 11.0% were applied to forecast adjusted net income over the contingent consideration period.

Non-Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

The following tables set forth the Company’s non-financial assets that were measured at fair value on a non-recurring basis for the year ended December 31, 2015, by level within the fair value hierarchy. There were no such measurements for the three months ended March 31, 2016.

Year Ended December 31, 2015 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Intangible water assets (1)			$3,023	$269
Oil and gas wells (2)			$2,542	$1,816
Real estate and development costs (3)			$3,400	$274
Real estate and development costs (3)			$5,960	$923
Investments in unconsolidated affiliates (4)			$2,163	$20,696

(1) The Company had a non-recurring fair value measurement for intangible assets that resulted in an impairment loss discussed in Note 3 “Intangible Assets and Goodwill.”

(2) The Company recorded an impairment loss to write down the value of capitalized development costs related to its oil and gas wells. The estimated fair value of the wells was determined using a discounted cash flow model. The loss was reported in the condensed consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the corporate segment.

(3) The Company had non-recurring fair value measurements of real estate assets discussed in Note 2 “Real Estate and Tangible Water Assets, Net.”

(4) The Company had a non-recurring fair value measurement of an investment in an unconsolidated affiliate’s equity securities held at cost discussed in Note 4 “Investments.”

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

As of March 31, 2016 and December 31, 2015, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt was based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are Level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated on a recurring basis.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	March 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates equity securities	$3,482	$3,482	$3,482	$3,482

Financial liabilities:
Debt	$158,584	$169,555	$155,966	$166,769

6. Debt

The following table details the Company’s outstanding debt (in thousands):

	March 31, 2016	December 31, 2015
No stated interest, payments through 2017		$1,935
3% to 4.75% payments through 2018	$69,928	67,336
5% to 5.5% payments through 2017	9,381	7,636
8% payments through 2018	3,977	3,975
Senior Notes: 8.5% payments through 2017	73,694	73,480
10% payments through 2017	1,604	1,604
Total debt	$158,584	$155,966

At March 31, 2016, and December 31, 2015, the Company’s real estate debt had a weighted average interest rate of 6.4%.

As of March 31, 2016, and December 31, 2015, the Company had approximately $239.2 million and $232.6 million, respectively, available in loan commitments to draw upon, of which approximately $79.4 million and $75.1 million, respectively, was available.

Debt Provisions, Restrictions, and Covenants on Real Estate Debt:

Certain debt agreements of UCP, Inc. (“UCP”) contain various significant financial covenants, each of which UCP was in compliance with at March 31, 2016 and December 31, 2015.

The $75 million of senior notes issued in 2014 by UCP limit UCP’s ability to, among other things, incur or guarantee additional unsecured and secured indebtedness (provided that UCP may incur indebtedness so long as UCP’s ratio of indebtedness to its consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of UCP’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments (including purchasing UCP stock); acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of UCP’s consolidated assets.

Other:

The Company incurred $2.9 million and $2.6 million of interest expense during the three months ended March 31, 2016 and 2015, respectively. The Company capitalized $2.9 million and $2.6 million of the interest incurred in the three months ended March 31, 2016 and 2015, respectively, related to construction and real estate development costs. Due to debt covenants and other restrictions, the total restricted net assets of the Company’s consolidated subsidiaries was $129.5 million at March 31, 2016.

7. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2021. Rent expense for office space was $503,000 and $596,000 for the three months ended March 31, 2016 and 2015, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2016	$1,222
2017	1,495
2018	1,343
2019	584
2020	213
Thereafter	18
Total	$4,875

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings.

The Company is subject to various litigation matters that arise in the ordinary course of its business. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such, are not meaningful indicators of the potential liability. The Company regularly reviews contingencies to determine the adequacy of accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that the financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2016	December 31, 2015
Net unrealized gain on available-for-sale investments	$5,106	$5,065
Foreign currency translation	(96)	(104)
Accumulated other comprehensive income	$5,010	$4,961

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $2.7 million at March 31, 2016 and $2.8 million at December 31, 2015.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$4,961	$4,717
Unrealized gain reclassified and recognized in net loss, net of tax (1)	(3)	(314)
Foreign exchange reclassified and recognized in net loss, net of tax (1)	6	262
Total reclassified and recognized in net loss, net of tax	3	(52)
Unrealized gain on marketable securities, net of tax	43	263
Accumulated currency, net of tax	3	(253)
Net change in other comprehensive income (loss), net of tax	49	(42)
Accumulated other comprehensive income	$5,010	$4,675

(1) Amounts reclassified from this category are included in other income, net in the condensed consolidated statement of operations and comprehensive income or loss.

9. Related-Party Transactions

Deferred Compensation

The Company has agreements with its CEO, and certain other officers and non-employee directors, to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the deferred compensation obligation for all participants at March 31, 2016 and December 31, 2015, was $25.7 million and $25.5 million, respectively, and is included in the accompanying consolidated balance sheets. These totals include a fair value of $798,000 and $805,000 of the Company’s common stock, for each of the respective years, with the balance in various publicly traded equities and bonds.

Deferred compensation expense included in general, administrative, and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended March 31, 2016 and 2015 was $191,000 and $579,000, respectively.

Investment in Synthonics

The Company has an investment in preferred stock of Synthonics, a company co-founded by Mr. Slepicka, a non-employee director of the Company, who is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics. As of March 31, 2016, the Company had invested $2.2 million for 18.3% of the voting interest in Synthonics.

10. Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Corporate, and Discontinued Agribusiness Operations. The accounting policies of the reportable segments are the same as those described in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.

Management analyzes segments using the following information:

Segment assets (in thousands):

	March 31, 2016	December 31, 2015
Assets:
Water resource and water storage operations	$185,473	$185,037
Real estate operations	420,800	421,411
Corporate	41,184	46,844
Discontinued agribusiness operations	6,577	8,793
Total assets	$654,034	$662,085

Segment revenues and loss before taxes (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue and other income:
Water resource and water storage operations	$161	$210
Real estate operations	68,272	43,680
Corporate	604	1,434
Total revenue and other income	$69,037	$45,324

Loss before income taxes:
Water resource and water storage operations	$(1,693)	$(1,492)
Real estate operations	(75)	(3,779)
Corporate	(3,027)	(3,812)
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	$(4,795)	$(9,083)

11. Discontinued Agribusiness Operations

During the third quarter of 2015, the Company sold substantially all of the assets used in its agribusiness segment to CHS Inc. (“CHS”) for a net selling price of $105.3 million. After repayment of $80.9 million of outstanding debt and $5.9 million in selling and other related costs of the sale, the Company received net proceeds of $18.4 million on the date of close.

The Company was required to deposit $10.2 million of such net proceeds in escrow accounts, $6 million of which secures general indemnification obligations through January 2017, and $4.2 million for specified operational matters related to air quality and waste water permit issues (“operational escrow”). The Company resolved the air quality issue and received $2.4 million of the escrowed amount in October 2015. However, during the three months ended March 31, 2016, the Company was notified that the relevant regulatory authorities had not approved the waste water permit at the levels required under the sale agreement. Consequently, the remaining $1.8 million operational escrow amount was released to CHS in full satisfaction of the matter resulting in recording the amount as additional loss on the sale of discontinued operations for the three months ended March 31, 2016. Remaining amounts in escrow are reported as accounts receivable in the table below.

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

The Company’s agribusiness segment has been classified as discontinued agribusiness operations in the accompanying condensed consolidated financial statements as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the agribusiness segment as discontinued agribusiness operations.

The following table presents the details of the Company’s results from discontinued agribusiness operations included in the condensed consolidated statement of operations and comprehensive income or loss (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue and other income:
Sales of canola oil and meal		$39,432
Other		(106)
Total revenue and other income		39,326

Cost of goods sold:
Cost of canola oil and meal sold		38,424
Depreciation		1,950
Other direct costs of production		2,519
Total cost of goods sold		42,893

Impairment loss on intangible and long-lived assets		1,875
Interest		1,439
Plant costs and overhead	$40	3,601
Segment total expenses	40	49,808
Loss from discontinued agribusiness operations, net of tax	(40)	(10,482)
Loss on sale of discontinued agribusiness operations, net of tax	(1,849)
Net loss from discontinued agribusiness operations, net of tax	(1,889)	(10,482)
Net loss from discontinued agribusiness operations attributable to noncontrolling interests		1,063
Net loss from discontinued agribusiness operations attributable to PICO Holdings, Inc.	$(1,889)	$(9,419)

The following table presents the details of the Company’s discontinued agribusiness assets and liabilities classified as held-for-sale in the condensed consolidated balance sheets (in thousands):

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$553	$938
Accounts receivable	6,000	7,800
Other assets	24	55
Total assets held-for-sale	$6,577	$8,793

Liabilities
Accounts payable and accrued expenses	$276	608
Total liabilities held-for-sale	$276	$608

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, in “Item 1A: Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

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

As of March 31, 2016, our business was separated into the following segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Corporate; and
•	Discontinued Agribusiness Operations.

As of March 31, 2016, our major consolidated subsidiaries were (wholly–owned unless noted):

•
Vidler Water Company, Inc. (“Vidler”) which acquires and develops water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico; and

•	UCP, Inc. (“UCP”), a 56.9% owned subsidiary which is a homebuilder and land developer in markets located in California, Washington State, North Carolina, South Carolina and Tennessee.

Results of Operations — Three Months Ended March 31, 2016 and 2015

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

PICO Holdings, Inc. Shareholders’ Equity

	March 31, 2016	December 31, 2015	Change
Shareholders’ equity	$340,090	$346,412	$(6,322)
Shareholders’ equity per share	$14.76	$15.04	$(0.28)

The decrease in our shareholders’ equity was primarily due to the comprehensive loss of $6.8 million incurred during the three months ended March 31, 2016.

Total Assets and Liabilities

	March 31, 2016	December 31, 2015	Change
Total assets	$654,034	$662,085	$(8,051)
Total liabilities	$226,362	$228,081	$(1,719)

Total assets decreased during the three months ended March 31, 2016 due to a decrease in cash of $16.5 million used primarily to purchase real estate and pay overhead expenses and a decrease in assets of our discontinued agribusiness operations which declined by $2.2 million primarily due to the unfavorable resolution of a waste water permit issue. These decreases were offset by an increase in real estate and water assets of $10.4 million, primarily due to the acquisition and development of real estate in UCP.

Total liabilities decreased during the three months ended March 31, 2016 primarily due a $4.8 million decrease in our accounts payable and accrued expenses, mainly from reductions in our real estate segment at UCP. This decrease was partially offset by an increase of $2.6 million in our debt balance that was used for the acquisition and development of real estate.

Results of Operations

Revenue

The majority of our recurring revenue was generated in our real estate operation, which records revenue from the sale of residential homes and lots. Our revenue from real estate operations increased during the three months ended March 31, 2016 as the result of a significant increase in the number of homes sold period-over-period.

Costs and Expenses

The majority of our costs and expenses were related to cost of real estate and water assets sold. The increase in costs and expenses was primarily related to cost of real estate sold in our real estate segment due to the increased number of homes sold year-over-year.

Income Taxes

We continued to record a full valuation allowance on our net deferred tax assets and as a result there was minimal income taxes reported during each of the three months ended March 31, 2016 and 2015.

Discontinued Agribusiness Operations

Our discontinued agribusiness loss decreased significantly for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The loss reported in 2015 includes loss on discontinued operations of $10.5 million, whereas the only material loss in 2016 was a loss on sale of discontinued agribusiness operations of $1.8 million related to the resolution of a waste water permit issue.

Noncontrolling Interests

Noncontrolling interests reported income of $41,000 and a net loss of $3 million for the three months ended March 31, 2016 and 2015, respectively. The majority of the income during the three months ended March 31, 2016 was from income reported by UCP. Of the loss reported during the three months ended March 31, 2016 and 2015, $60,000 and $1.8 million, respectively, was attributable to the loss reported by UCP.

Comprehensive Income or Loss

We report comprehensive income or loss as well as net income or loss from the condensed consolidated statements of operations and comprehensive income or loss. Comprehensive income measures changes in equity, and includes unrealized items which are not recorded in the condensed consolidated statements of operations.

Water Resource and Water Storage Operations

Thousands of dollars	Three Months Ended March 31,
	2016	2015	Change
Revenue and other income:
Sale of real estate and water assets	$98	$87	$11
Other	63	123	(60)
Total revenue and other income	161	210	(49)

Cost of sales and expenses:
Cost of real estate and water assets sold	45	49	(4)
Depreciation and amortization	203	262	(59)
Overhead expense	1,281	1,174	107
Project expense	325	217	108
Segment total expenses	1,854	1,702	152
Loss before income taxes	$(1,693)	$(1,492)	$(201)

Historically, our water resource and water storage segment revenue and results have been volatile and infrequent. Since the date a transaction closes generally determines the accounting period in which any sales revenue and cost of sales are recorded, our reported revenues and income in this segment fluctuate from period to period, depending on the dates when specific transactions close. Consequently, revenue in any one year is not necessarily indicative of likely revenue in future years.

Segment Revenue

We did not generate any significant sales of real estate and water assets in the first quarter of 2016 or 2015. Revenue in both periods consisted primarily of lease income and option fees.

Segment Expenses

Total expenses remained consistent year-over-year for the first quarter of 2016 and 2015, with overhead being the most significant cost reported during the periods. Overhead costs consisted primarily of salaries and benefits, professional fees, office rent and insurance.

Project expenses consisted of costs related to the ongoing maintenance of our assets, and professional fees. Project costs are expensed as appropriate and fluctuate from period to period depending on activity in our various projects. Historically, project expenses principally related to:

•	certain costs related to intangible water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement); and
•	certain costs for water resource development in Nevada and New Mexico.

During the first quarter of 2016 the Vidler Arizona Recharge Facility was fully depreciated, reducing our annual operation and maintenance expense related to the site by approximately $1 million annually, of which $879,000 was depreciation.

If we fail to generate revenue, incur additional expenses beyond expectations, continue to report operating losses, or if expected prices for our water assets fall, we could be required to record additional impairment losses on our real estate, tangible and intangible water assets owned in this segment.

Real Estate Operations

Thousands of dollars	Three Months Ended March 31,
	2016	2015	Change
Revenue and other income:
Sale of real estate	$68,225	$43,523	$24,702
Other	47	157	(110)
Total revenue and other income	68,272	43,680	24,592

Cost of sales and expenses:
Cost of real estate sold	56,521	36,284	20,237
General, administrative, and other	7,398	6,979	419
Sales and marketing	4,428	4,196	232
Segment total expenses	68,347	47,459	20,888
Loss before income taxes	$(75)	$(3,779)	$3,704

As of March 31, 2016, our businesses in the real estate operations segment were primarily conducted through our 56.9% owned subsidiaries UCP, Inc. and UCP, LLC, and its homebuilding and land development operations in California, Washington, North Carolina, South Carolina, and Tennessee.

During the three months ended March 31, 2016, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, and high home affordability.

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

Owned and Controlled Lots

The following tables present certain information with respect to our owned or controlled lots, which are pursuant to purchase or option contracts:

	As of March 31, 2016
	Owned	Controlled(1)	Total
West	3,761	407	4,168
Southeast	861	320	1,181
Total	4,622	727	5,349

	As of December 31, 2015
	Owned	Controlled(1)	Total
West	3,869	415	4,284
Southeast	882	712	1,594
Total	4,751	1,127	5,878
(1) Controlled lots are those subject to a purchase or option contract.

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Three Months Ended March 31,
	2016	2015	Change
Lots sold		8	(8)
Homes sold	167	122	45
Average selling communities during the period	28	25	3

Revenue (in thousands)
Lot revenue - total		$120	$(120)
Lot revenue - per lot (average selling price)		$15	$(15)

Home revenue - total	$68,225	$42,635	$25,590
Home revenue - per home (average selling price)	$409	$349	$60

General contracting revenue		$768	$(768)

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$(461)	$115	$(576)
Gross margin percentage - lots	—%	95.8%	(95.8)%

Gross margin - homes	$12,165	$7,019	$5,146
Gross margin percentage - homes	17.8%	16.5%	1.3%

Gross margin total - lots and homes	$11,704	$7,134	$4,570
Gross margin percentage total - lots and homes	17.2%	16.7%	0.5%

In the following discussion, gross margin is defined as sale of real estate less cost of real estate sold, and gross margin percentage is defined as gross margin divided by sale of real estate.

First Quarter Segment Revenue and Gross Margin

The year-over-year first quarter increase in total segment revenue was primarily attributable to the following combination of factors:

•	an increase in the number of homes sold;

•	an increase in the average selling price (“ASP”) of homes sold which was primarily the result of increased deliveries at communities located in areas with higher home prices; and

•	a decrease in the number of lots sold.

The gross margin percentage of homes sold increased slightly in the first quarter of 2016 as compared to 2015 primarily due to decreased cost of sales. The decreased cost of home sales was primarily attributable to a change in the mix of selling communities period-over-period, as our current portfolio of selling communities had a relatively lower cost basis than the homes sold during 2015, despite higher interest costs.

Although there were no finished lot sales during the first quarter of 2016, as compared to 8 lots sold during the first quarter of 2015, we did recognize cost of goods sold as a result of abandonments.

Backlog

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at March 31, 2016 was $136.2 million as compared to a backlog of $82.7 million at March 31, 2015. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

Segment Expenses

First quarter 2016 operating expenses remained consistent in total year-over-year.

If we report significant or sustained operating losses in the future, or if market conditions deteriorate, we could be required to record impairment losses on our real estate assets and goodwill.

Corporate

Thousands of dollars	Three Months Ended March 31,
	2016	2015	Change
Revenue:
Deferred compensation revenue	$131	$446	$(315)
Other revenue	473	988	(515)
Total revenue	604	1,434	(830)

Costs and expenses:
Impairment loss on intangible and long-lived assets		1,089	(1,089)
Stock-based compensation expense	387	484	(97)
Deferred compensation expense	191	579	(388)
Foreign exchange (gain) loss	(3)	52	(55)
General, administrative, and other	3,056	3,042	14
Segment total expenses	3,631	5,246	(1,615)
Loss before income taxes	$(3,027)	$(3,812)	$785

The corporate segment consists of cash, fixed-income securities and equity securities, our investments in Mindjet and Synthonics, the assets, liabilities and the results of operations of our oil and gas venture, Mendell, and other parent company assets and liabilities which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers and non-employee directors. Revenue includes sales from our oil and gas operations, and realized gains or losses on the sale or impairment of securities and can vary considerably from year to year. The segment results above do not include our share of the income or loss from any investments we accounted for using the equity method during the respective years presented.

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

Segment Revenue

The year-over-year decrease in segment revenue was primarily due to reduced realized gains and losses on debt and equity investments.

Included in other income was revenue from our oil and gas operations that increased to $389,000 from $269,000 for the three months ended March 31, 2016 and 2015, respectively. The increase in revenue year-over-year was primarily due to significantly higher production volumes of oil and gas which was partially offset by lower market prices.

Segment Expenses

In total, segment costs and expenses were mostly unchanged year-over-year, with the exception of impairment charges on intangible and long-lived assets.

We recorded impairment losses in our oil and gas operations during the first three months of 2015 with no corresponding losses in the first three months of 2016. The impairment losses related to wells owned by Mendell in the Wattenburg Field. An analysis based on current pricing of crude oil and gas, estimated oil and gas reserves, and ongoing expenses for the wells determined that the capitalized costs of the wells would not be recovered from the estimated future cash flows. The impairment loss writes the assets down to their estimated fair values. We do not expect to allocate any additional capital to our oil and gas venture.

It is reasonably possible given the volatile nature of software, biopharmaceutical, and the oil and gas industries that circumstances may change in the future which could require us to record additional impairment losses on our investments in small businesses included in this segment.

Discontinued Agribusiness Operations

Thousands of dollars	Three Months Ended March 31,
	2016	2015
Revenue and other income (loss):
Sales of canola oil and meal		$39,432
Other		(106)
Total revenue and other income		39,326

Cost of goods sold:
Cost of canola oil and meal sold		38,424
Depreciation		1,950
Other direct costs of production		2,519
Total cost of goods sold		42,893

Impairment loss on intangible and long-lived assets		1,875
Interest		1,439
Plant costs and overhead	$40	3,601
Segment total expenses	40	49,808
Loss before income taxes	$(40)	$(10,482)

We sold substantially all of the assets used in our agribusiness operations in 2015 and as a result, we no longer operate an agribusiness segment. We have classified our agribusiness operations as a discontinued agribusiness operation in the accompanying condensed consolidated financial statements. Although there are outstanding issues to resolve with respect to this sale, as of March 31, 2016, we do not expect to record any other significant expenses related to the operations or sale of our discontinued agribusiness operations. However, any future adjustments to the sale price, including resolution of possible indemnification obligations above our initial expectations, and any other costs and expenses incurred in connection with the disposition of the business will be reported within our discontinued agribusiness operations.

Segment Revenue, Gross Margin, and Loss Before Income Taxes

We did not report any revenue or significant operating expenses for the three months ended March 31, 2016 as we did not have any agribusiness operations during the period. As a result, our net loss decreased significantly year-over-year as compared to the $10.5 million loss recorded for the first quarter of 2015.

During the three months ended March 31, 2015, we recorded an impairment loss of $1.9 million to write down the value of certain real estate in Oklahoma and associated capitalized development costs to their estimated fair value. We had no such impairments during the three months ended March 31, 2016.

Liquidity and Capital Resources — Three Months Ended March 31, 2016 and 2015

Cash Flow

At March 31, 2016, our assets consisted primarily of real estate and tangible and intangible water assets, cash and cash equivalents, and investments in publicly-traded securities. Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at March 31, 2016 were as follows:

•	Water resource and water storage operations segment held cash of $43,000.
•	Real estate operations segment held cash of $29.8 million.
•
Corporate segment held cash of $10.1 million and marketable equity and debt securities with a market value of $18.5 million and $4.4 million, respectively. Included in those totals are $2.4 million in cash, $18 million in equities, and $4.4 million in debt securities that are held in deferred compensation rabbi trusts accounts that will be used to pay the related and offsetting deferred compensation liabilities although such assets could be used to pay creditors if needed.

•	Discontinued agribusiness operations segment held cash of $553,000.

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

Water Resource and Water Storage Operations

A substantial portion of our revenue in this segment has come from sales of real estate and water assets. The assets are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S. The timing and amount of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one period to another. Our project expenses are generally discretionary in nature.

Real Estate Operations

We are a homebuilder and developer in California, Washington State, North Carolina, South Carolina, and Tennessee. We finance additional acquisitions, development and construction costs from our existing cash, proceeds of the sale of existing lots and homes, and/or through external financing.

Certain of our debt agreements in our real estate operations contain various significant financial covenants, with each of which we were in compliance with at March 31, 2016, as follows:

1) Certain of our real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require us to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, we may be required to make principal payments in order to maintain the required loan-to-value ratios. As of March 31, 2016, the lenders have not requested, and we have not obtained, any such appraisals.

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

Discontinued Agribusiness Operations

During the third quarter of 2015, we sold our agribusiness operations. After repayment of outstanding debt and selling and other related costs of the transaction, we received net proceeds of $18.4 million. From these net proceeds we were required to deposit $6 million in escrow to secure general indemnification obligations, with any balance remaining after payment of indemnification claims released in January 2017, and $4.2 million in escrow for specified operational matters (the “operational escrow”).

Specified amounts of the operational escrow related to proposed amendments to two environmental permits. We resolved the air quality issue and had the $2.4 million escrowed amount released to us in October 2015. However, during the three months ended March 31, 2016, we were notified that the relevant regulatory authorities had not approved the waste water permit at the levels required under the sale agreement. Consequently, the remaining $1.8 million escrow amount was released to CHS Inc. (“CHS”) in full satisfaction of the matter resulting in recording the amount as additional loss on the sale of our discontinued operations for the three months ended March 31, 2016.

We have also guaranteed up to $8 million for any indemnification claims in excess of the $6 million escrow pursuant to the terms of a guaranty agreement by and between us and CHS, which was executed at the closing. This guaranty will remain in force for five years from the date of sale.

Corporate

Our corporate segment generates a modest amount of cash flow from the sale of oil and gas production from our wells in Colorado. We do not expect to fund any additional capital into our oil and gas operations. Due to the depressed prices of oil and gas, we recorded an impairment loss on our oil and gas assets during the three months ended March 31, 2015. We did not record any such impairment during the three months ended March 31, 2016. However, it is reasonably possible that we will continue reporting operating and impairment losses from our oil and gas operations if oil and gas prices do not sufficiently recover.

Consolidated Cash and Securities

At March 31, 2016, we had unrestricted and available cash of $6.9 million and available-for-sale equity securities of $547,000, which could be used for general corporate purposes. At December 31, 2015, we had unrestricted and available cash of $12.5 million and available-for-sale equity securities of $540,000.

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

Cash Flow

The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash provided by (used in):
Operating activities - continuing operations	$(17,748)	$(17,515)
Operating activities - discontinued agribusiness operations	(387)	(1,734)
Total operating activities	(18,135)	(19,249)

Investing activities - continuing operations	(1,064)	3,537
Investing activities - discontinued agribusiness operations	(3)	(2,935)
Total investing activities	(1,067)	602

Financing activities	2,307	3,640
Decrease in cash and cash equivalents	$(16,895)	$(15,007)

Cash Flows From Operating Activities

The principal operating cash outflows from continuing operations for the first three months of 2016 were $71.4 million used to acquire and develop real estate and residential lots and housing and $14.1 million used for overhead and various project expenses. Our cash inflows from continuing operations were $68.2 million from sales of residential real estate and lots and $801,000 from sales of oil and gas and other operational income. Our discontinued agribusiness operations did not have any significant uses of cash during the first three months of 2016.

Our operating activities from continuing operations used $17.5 million in cash during the first three months of 2015. The principal operating cash outflows were $45.1 million used to acquire and develop real estate and residential lots and $15.5 million for overhead and various project expenses. Our cash inflow was primarily from $42.8 million in sales of residential real estate and lots. Our discontinued agribusiness operations used $35.7 million for purchases of canola seed, $4.7 million for overhead and various other plant expenses, offset by $40.6 million provided from the sales of canola oil and meal during the first three months of 2015.

Cash Flows From Investing Activities

We did not have any significant cash flows from investing activities in our continuing operations or discontinued agribusiness operations for the first three months of 2016.

Our investing activities from continuing operations provided $3.5 million of cash during the first three months of 2015. The primary source of cash was $5.6 million received from the sale of debt and equity securities offset by $1.4 million of costs incurred primarily for drilling wells in our oil and gas operations.

Cash Flows From Financing Activities

Financing activities, including discontinued agribusiness operations, provided cash of $2.3 million during the first three months of 2016, primarily due to cash proceeds of $35.5 million provided from our debt arrangements, which were used primarily to fund the acquisition and development of our real estate projects offset by repayments of debt of $33.1 million, which was primarily mortgage debt repaid when certain real estate properties were sold.

Financing activities also provided cash of $3.6 million during the first three months of 2015, primarily due to cash proceeds of $30.4 million from our debt arrangements used primarily to fund the acquisition and development of our real estate projects, offset by repayments of debt of $26.5 million.

Our outstanding debt held by our continuing operations at March 31, 2016 was $158.6 million in mortgage notes on real estate and real estate development, substantially all of which are non-recourse. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements, other than those disclosed in this Form 10-Q, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

At March 31, 2016, we had $4.4 million of marketable debt securities and $18.5 million of marketable equity securities, $1.3 million of which were denominated in foreign currencies, primarily New Zealand dollars, which were subject to market risk. At December 31, 2015, we had $4.5 million of debt securities and $18.1 million of marketable equity securities, $1.3 million of which were denominated in foreign currencies, primarily New Zealand dollars, which were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At March 31, 2016 and 2015, the model calculated a loss in fair value of $44,000 and $148,000, respectively. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. For equity securities denominated in foreign currencies, we use a hypothetical 20% decrease in the local currency of that investment. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $3.7 million at March 31, 2016 and 2015, which would reduce the unrealized appreciation in equity. The hypothetical 20% decrease in the local currency of our foreign currency-denominated investments would produce a loss at March 31, 2016 and 2015 of $257,000 and $507,000, respectively, which would impact the foreign currency translation in equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2015. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of March 31, 2016, the total cost of the pipeline project, including our water credits, (net of impairment losses incurred to date) carried on our balance sheet is approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets.

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

* UCP has substantial indebtedness, which may exacerbate the adverse effect of any declines in UCP’s business, industry or the general economy and exposes UCP to the risk of default. UCP may be unable to service their indebtedness.

As of March 31, 2016, UCP had approximately $158.6 million of outstanding debt. UCP’s substantial outstanding indebtedness, and the limitations imposed on UCP by the instruments and agreements governing its outstanding indebtedness, could have significant adverse consequences, including the following:

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

•	UCP’s vulnerability to general adverse economic and industry conditions may be increased;

•	approximately $79.5 million of UCP’s indebtedness bears interest at variable rates, which exposes it to increased interest expense in a rising interest rate environment;

•	UCP may be at a competitive disadvantage relative to its competitors that have less indebtedness;

•	UCP’s flexibility in planning for, or reacting to, changes in their business and the markets in which UCP operates may be limited; and

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of March 31, 2016, we had federal and state net operating loss carryforwards of approximately $139.3 million and $190.3 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

* We were the subject of stockholder activism efforts that could resurface in the future and cause a material disruption to our business.

Certain investors had taken steps to involve themselves in the governance and strategic direction of our company due to governance and strategic-related disagreements with us. For example, certain shareholders sought to solicit shareholder consents to call a special meeting of our shareholders to, among other things, remove directors. In addition, we had received communications from other investors regarding the governance and strategic direction of our company. While we have formally settled with certain of such activists, other investors could take steps to involve themselves in the governance and strategic direction of our Company, which could result in substantial costs and diversion of management’s attention and resources, harming our business and adversely affecting the market price of our common stock.

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

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement dated July 13, 2015, by and between PICO Northstar Hallock, LLC and CHS Hallock, LLC. (1)
3.1	Amended and Restated Articles of Incorporation of PICO Holdings, Inc. (2)
3.2	Amended and Restated By-laws of PICO Holdings, Inc. (3)
4.1	Indenture, dated October 21, 2014, among UCP, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee. (4)
10.1	Amended and Restated Employment Agreement, dated March 11, 2016, by and between PICO Holdings, Inc. and John R. Hart. (5)
10.2	Amended and Restated Severance Agreement, dated March 11, 2016, by and between PICO Holdings, Inc. and Maxim C.W. Webb. (5)
10.3	Amended and Restated Severance Agreement, dated March 11, 2016, by and between PICO Holdings, Inc. and John T. Perri. (5)
10.4	PICO Holdings, Inc. Executive Bonus Plan. (5)
10.5
Settlement Agreement with Central Square Management LLC, Central Square Capital LP, Central Square Capital Master LP, Central Square GP LLC, Central Square GP II LLC, and Kelly Cardwell dated March 18, 2016. (6)

10.6	Settlement Agreement with Leder Holdings, LLC, LH Brokerage, LLC, Leder Holdings Opportunity Fund LLC and Sean M. Leder dated March 22, 2016. (7)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(3)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(4)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014.
(5)	Incorporated by reference to Form 10-K filed with the SEC on March 14, 2016.
(6)	Incorporated by reference to Form 8-K filed with the SEC on March 18, 2016.
(7)	Incorporated by reference to Form 8-K filed with the SEC on March 22, 2016.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	May 6, 2016	By: /s/ Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Authorized Signatory)