Form 10-Q
period 2016-06-30
PICO HOLDINGS INC /NEW
filed 2016-08-08
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

On August 5, 2016, the registrant had 23,046,737 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Six Months Ended June 30, 2016

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$45,087	$56,462
Investments ($23,812 and $22,590 measured at fair value at June 30, 2016 and December 31, 2015, respectively)	27,294	26,072
Real estate and tangible water assets, net	437,382	424,235
Intangible assets, net	127,204	126,533
Other assets	18,848	19,990
Assets held-for-sale	6,525	8,793
Total assets	$662,340	$662,085

Liabilities and equity
Debt	$162,685	$155,966
Accounts payable and accrued expenses	32,438	34,458
Deferred compensation	26,543	25,493
Other liabilities	14,327	11,556
Liabilities held-for-sale	276	608
Total liabilities	236,269	228,081

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 23,125 issued and 23,047 outstanding at June 30, 2016, and 23,116 issued and 23,038 outstanding at December 31, 2015	23	23
Additional paid-in capital	493,438	494,207
Accumulated deficit	(161,565)	(151,366)
Accumulated other comprehensive income	5,517	4,961
Treasury stock, at cost (common shares: 78 at June 30, 2016 and December 31, 2015)	(1,413)	(1,413)
Total PICO Holdings, Inc. shareholders’ equity	336,000	346,412
Noncontrolling interest in subsidiaries	90,071	87,592
Total equity	426,071	434,004
Total liabilities and equity	$662,340	$662,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues and other income:
Sale of real estate and water assets	$82,870	$55,063	$151,193	$98,673
Impairment loss on investment in unconsolidated affiliate		(20,696)		(20,696)
Other income, net	839	741	1,554	2,454
Total revenues and other income	83,709	35,108	152,747	80,431

Cost of sales and expenses:
Cost of real estate and water assets sold	66,614	45,608	123,180	81,940
General, administrative, and other	12,445	12,294	24,770	23,490
Sales and marketing	4,668	3,258	9,097	8,555
Impairment loss on intangible and long-lived assets	2,397	274	2,397	1,363
Depreciation and amortization	378	505	891	996
Total cost of sales and expenses	86,502	61,939	160,335	116,344
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(2,793)	(26,831)	(7,588)	(35,913)
Benefit (provision) for federal and state income taxes	124	2,731	(34)	2,970
Equity in loss of unconsolidated affiliate		(998)		(1,481)
Loss from continuing operations	(2,669)	(25,098)	(7,622)	(34,424)
Loss from discontinued agribusiness operations, net of tax	(44)	(8,813)	(84)	(19,295)
Loss on sale of discontinued agribusiness operations, net of tax	(10)	(16,903)	(1,859)	(16,903)
Net loss from discontinued agribusiness operations, net of tax	(54)	(25,716)	(1,943)	(36,198)
Net loss	(2,723)	(50,814)	(9,565)	(70,622)
Net (income) loss attributable to noncontrolling interests	(675)	1,044	(634)	4,027
Net loss attributable to PICO Holdings, Inc.	$(3,398)	$(49,770)	$(10,199)	$(66,595)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Other comprehensive loss:
Net loss	$(2,723)	$(50,814)	$(9,565)	$(70,622)
Other comprehensive income (loss), net of tax:
Unrealized gain on securities, net of deferred income tax and reclassification adjustments	489	334	529	283
Foreign currency translation	18	(46)	27	(37)
Total other comprehensive income, net of tax	507	288	556	246
Comprehensive loss	(2,216)	(50,526)	(9,009)	(70,376)
Comprehensive (income) loss attributable to noncontrolling interests	(675)	1,044	(634)	4,027
Comprehensive loss attributable to PICO Holdings, Inc.	$(2,891)	$(49,482)	$(9,643)	$(66,349)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.15)	$(1.08)	$(0.36)	$(1.40)
Loss from discontinued agribusiness operations		(1.09)	(0.08)	(1.50)
Net loss per common share – basic and diluted	$(0.15)	$(2.17)	$(0.44)	$(2.90)
Weighted average shares outstanding	23,040	23,009	23,039	23,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Six Months Ended June 30, 2016 and 2015
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2016	23,116	$23	$494,207	$(151,366)	$4,961	78	$(1,413)	$87,592	$434,004
Stock-based compensation expense			1,102					178	1,280
Exercise of restricted stock units	9								—
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(25)					(20)	(45)
Changes in ownership of noncontrolling interest			(1,846)					1,846	—
Acquisition of interests held by noncontrolling owners								(159)	(159)
Net loss				(10,199)				634	(9,565)
Unrealized gain on investments, net of deferred income tax of $285 and reclassification adjustments of $133					529				529
Foreign currency translation					27				27
Ending balance, June 30, 2016	23,125	$23	$493,438	$(161,565)	$5,517	78	$(1,413)	$90,071	$426,071

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2015	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545
Stock-based compensation expense			1,694					531	2,225
Exercise of restricted stock units	13
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(12)					(9)	(21)
Net loss				(66,595)				(4,027)	(70,622)
Unrealized gain on investments, net of deferred income tax of $152 and reclassification adjustments of $472					283				283
Foreign currency translation					(37)				(37)
Ending balance, June 30, 2015	23,096	$23	$493,344	$(136,103)	$4,963	78	$(1,413)	$82,559	$443,373

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Cash used in operating activities - continuing operations	$(16,901)	$(34,571)
Cash used in operating activities - discontinued agribusiness operations	(484)	(7,572)
Net cash used in operating activities	(17,385)	(42,143)

Investing activities:
Purchases of investments	(758)	(1,259)
Proceeds from sale of investments	405	6,605
Purchases of property, plant and equipment	(130)	(1,597)
Increase in restricted cash	(650)
Other investing activities, net	661	(1)
Cash provided by (used in) investing activities - continuing operations	(472)	3,748
Cash used in investing activities - discontinued agribusiness operations	(3)	(1,329)
Net cash provided by (used in) investing activities	(475)	2,419

Financing activities:
Repayment of debt	(61,505)	(49,361)
Proceeds from debt	67,837	71,218
Payment of withholding taxes on exercise of restricted stock units	(45)	(21)
Debt issuance costs	(129)	(450)
Purchases of stock of consolidated subsidiary	(160)
Cash provided by financing activities	5,998	21,386

Decrease in cash and cash equivalents	(11,862)	(18,338)
Cash and cash equivalents, beginning of the period	57,400	62,978
Cash and cash equivalents, end of the period	45,538	44,640
Less cash and cash equivalents of discontinued agribusiness operations at the end of the period	451	300
Cash and cash equivalents of continuing operations, end of the period	$45,087	$44,340

Supplemental cash flow information:
Payments (refunds) of federal and state income taxes	$187	$(74)
Interest paid, net of amounts capitalized (primarily in discontinued agribusiness operations)		$2,441
Non-cash investing and financing activities:
Unpaid liability incurred for development costs	$395
Issuance of common stock for vested restricted stock units	$208	$398

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

Noncontrolling Interest Re-allocation

The Company allocates UCP, Inc (“UCP”) Class A common stock issued in connection with the vesting of UCP restricted stock units (RSUs) and stock-based compensation expense between additional paid-in-capital and noncontrolling interest within its condensed consolidated statements of equity. The equity allocations for the UCP, LLC operating partnership are based on the economic and voting interest percentages of the Company and its noncontrolling interest UCP. Issuances of UCP Class A common stock for UCP RSUs affect the economic and voting interest percentages, which accordingly are adjusted at the end of each issuance period. The economic and voting interest percentages prevailing during the period are used to determine the current period equity allocations for the operating partnership.

Recently Issued Accounting Pronouncements:

In May 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on revenue from contracts with customers. The amendments in this update do not change the core principle of the existing guidance issued in May 2014, but clarify contract performance obligations and licensing implementation guidance. The amendments address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In June 2016, the FASB issued guidance on accounting for credit losses of financial assets that have a contractual right to receive cash and commitments to extend credit. The amendments in this update replace the current incurred loss impairment methodology, which requires impairment losses to be taken when a loss is probable, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Additionally the amendments require impairment losses and recoveries on financial assets to be recorded through an allowance for credit losses. For public business entities, the guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for years beginning after December 15, 2018. The guidance requires a cumulative effect transition method. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In April 2015, the FASB issued guidance on simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the guidance was effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities are to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company adopted the guidance effective January 1, 2016. Prior to adoption, the Company included debt issuance costs in other assets on its condensed consolidated balance sheets. Beginning with the Form 10-Q for the three months ended March 31, 2016, the Company changed its presentation of debt issuance costs for all periods presented and the Company reclassified $1.5 million of debt issuance costs at December 31, 2015 as a direct deduction from the carrying amounts of its debt liabilities both on the condensed consolidated balance sheets and in the notes to the condensed consolidated financial statements.

2. Real Estate and Tangible Water Assets

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	June 30, 2016	December 31, 2015
Real estate and improvements held and used, net of accumulated depreciation of $11,990 and $11,778 at June 30, 2016 and December 31, 2015, respectively	$9,482	$9,694
Residential real estate and home construction inventories	375,432	362,056
Other real estate inventories completed or under development	9,964	9,971
Tangible water assets	42,504	42,514
Total real estate and tangible water assets	$437,382	$424,235

Impairment Losses for the Six Months Ended June 30, 2016:

During the six months ended June 30, 2016, the Company recorded an impairment loss of $2.4 million on real estate located in Bakersfield, California, reducing the carrying value to $5.6 million. The Company entered into a contract to sell the remaining lots in the real estate for less than its carrying value at a future date and as a result, the real estate was written down to its fair value, less selling costs. The loss was reported in the condensed consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate operations segment.

Impairment Losses for the Year Ended December 31, 2015:

During the year ended December 31, 2015, the Company recorded an impairment loss of $923,000 on real estate located in Kern County, California, reducing the carrying value to $6 million. The loss was reported in the consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate operations segment.

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

3. Intangible Assets and Goodwill

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets within its water resource and water storage operations segment (in thousands):

	June 30, 2016	December 31, 2015
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	25,581	24,831
Other, net of accumulated amortization	17,726	17,805
Total intangible assets	$127,204	$126,533

Impairment Losses for the Six Months Ended June 30, 2016:

There were no impairment losses recognized on intangible assets during the six months ended June 30, 2016.

Impairment Losses for the Year Ended December 31, 2015:

As a result of the Company’s annual review of indefinite-lived intangible assets, using a discounted cash flow model, the Company recorded an impairment loss of $269,000, reducing the carrying value to $3 million, which is included in the table above within other, net of accumulated amortization. The loss was recorded in the consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was reported in the water resource and water storage operations segment results.

Goodwill:

The Company had a goodwill balance of $4.2 million at June 30, 2016 and December 31, 2015. There were no acquisitions, disposals, or impairments of goodwill during the six months ended June 30, 2016 or the year ended December 31, 2015.

4. Investments

The cost and carrying value of available-for-sale investments were as follows (in thousands):

June 30, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,416	$77	$(54)	$4,439
Marketable equity securities	10,788	8,691	(106)	19,373
Total available-for-sale investments	$15,204	$8,768	$(160)	$23,812

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,458	$46	$(51)	$4,453
Marketable equity securities	10,339	7,879	(81)	18,137
Total available-for-sale investments	$14,797	$7,925	$(132)	$22,590

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	June 30, 2016		December 31, 2015
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$18	$18	$38	$37
Due after one year through five years	4,398	4,421	2,603	2,566
Due after five years			1,817	1,850
Total	$4,416	$4,439	$4,458	$4,453

Debt Securities

The Company owns corporate bonds and other debt securities, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At June 30, 2016, and December 31, 2015, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three and six months ended June 30, 2016 and 2015.

Marketable Equity Securities

The Company’s investment in marketable equity securities at June 30, 2016 principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets. At June 30, 2016, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the loss on those securities was normal market volatility. No material impairment losses were recorded during the three and six months ended June 30, 2016 and 2015.

Other Investments

The Company owned the following investments at June 30, 2016 and December 31, 2015 that were not classified as available-for-sale (in thousands):

	Carrying Value	Voting Interest
Investment in Synthonics	$2,170	18.3%
Investment in Mindjet	1,312	19.3%
Total	$3,482

Investment in Synthonics:

Synthonics, Inc. (“Synthonics”) is a private company co-founded by a member of the Company’s board of directors. The Company’s investment consists of preferred shares as discussed in Note 9 “Related-Party Transactions.”

Investment in Mindjet:

During the third quarter of 2015, the Company determined it no longer had significant influence over the operating and financial policies of Mindjet, Inc. (“Mindjet”) and therefore discontinued the equity method of accounting. The remaining carrying value of the investment, including a convertible note receivable and associated interest, at June 30, 2016 and December 31, 2015 was $2.3 million and $2.2 million, respectively. The note and interest receivable is expected to be converted into additional preferred stock during 2016.

As a result of previously using the equity method of accounting for the investment in common stock, the Company recorded a loss within equity in loss of unconsolidated affiliate in the condensed consolidated statement of operations and comprehensive income or loss of $998,000 and $1.5 million for the three and six months ended June 30, 2015, respectively. The Company’s share of the losses reported by Mindjet during 2015 were allocated to the carrying value of the common stock investment until it reached zero, and then to the preferred stock and convertible debt.

During the three and six months ended June 30, 2015, the Company recorded a $20.7 million impairment loss on the investment in Mindjet common and preferred shares as the estimated fair value was less than the carrying value due to significantly increased, and continuing operating losses and resulting liquidity issues, actual financial results significantly less than projections, and decreased market conditions that had adversely affected the value of Mindjet. Such loss was recorded in impairment on investments in the condensed consolidated statement of operations and comprehensive income or loss. The fair value of the investment in Mindjet was based on an analysis of the financial and operational aspects of the company, including consideration of business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company. Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of debt and equity issued by Mindjet in order to reflect differences in value due to differing liquidation preferences, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were determined using revenue multiples that included assumptions regarding an entity’s assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the six months ended June 30, 2016 or during the year ended December 31, 2015.

At June 30, 2016 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2016
Assets
Available-for-sale equity securities (1)	$11,317	$8,056		$19,373
Available-for-sale debt securities (1)	4,439			4,439
Total	$15,756	$8,056		$23,812
Liabilities
Contingent consideration (2)			$2,715	$2,715

At December 31, 2015 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Available-for-sale equity securities (1)	$10,685	$7,452		$18,137
Available-for-sale debt securities (1)	4,453			4,453
Total	$15,138	$7,452		$22,590
Liabilities
Contingent consideration (2)			$2,707	$2,707

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

(2) Included in this caption is the contingent consideration arrangement that the Company entered into as part of the acquisition of Citizens Homes, Inc. (“Citizens”). The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon achievement of various pre-tax net income performance milestones of the new business (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance, except for the sixth payout calculation, which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between zero and $6 million. The estimated fair value of the contingent consideration was estimated based on applying the income approach and a weighted probability of achievement of the performance milestones. The estimated fair value of the contingent consideration was calculated by using a Monte Carlo simulation model. The fair value of the contingent consideration was then estimated as the arithmetic average of all simulation paths. The model was based on forecast adjusted net income over the contingent consideration period. The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs. Key assumptions include: (1) forecasted adjusted net income over the contingent consideration period, (2) risk-adjusted discount rate reflecting the risk inherent in the forecasted adjusted net income, (3) risk-free interest rates, (4) volatility of adjusted net income, and (5) credit spreads. The risk adjusted discount rate for adjusted net income was 12.7% plus the applicable risk-free rate resulting in a combined discount rate ranging from 12.7% to 13.2% over the contingent consideration period. The volatility rate of 18.6% and a credit spread of 11.0% were applied to forecast adjusted net income over the contingent consideration period.

Non-Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset.

The following tables set forth the Company’s non-financial assets that were measured at fair value, on a non-recurring basis, by level within the fair value hierarchy.

Six months ended June 30, 2016 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Real estate and development costs (1)			$5,645	$2,397

(1) The Company had non-recurring fair value measurements of real estate assets discussed in Note 2 “Real Estate and Tangible Water Assets.”

Year Ended December 31, 2015 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Intangible water assets (1)			$3,023	$269
Oil and gas wells (2)			$2,542	$1,816
Real estate and development costs (3)			$3,400	$274
Real estate and development costs (3)			$5,960	$923
Investments in unconsolidated affiliates (4)			$2,163	$20,696

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

(3) The Company had non-recurring fair value measurements of real estate assets discussed in Note 2 “Real Estate and Tangible Water Assets.”

(4) The Company had a non-recurring fair value measurement of an investment in an unconsolidated affiliate’s equity securities held at cost discussed in Note 4 “Investments.”

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

As of June 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt was based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are Level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated on a recurring basis.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	June 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates’ equity securities	$3,482	$3,482	$3,482	$3,482

Financial liabilities:
Debt	$162,685	$168,366	$155,966	$166,769

6. Debt

The following table details the Company’s outstanding debt (in thousands):

	June 30, 2016	December 31, 2015
No stated interest, payments through 2017		$1,935
3% to 4.75% payments through 2018	$71,995	67,336
5% to 5.5% payments through 2017	11,198	7,636
8% payments through 2018	3,979	3,975
Senior Notes: 8.5% payments through 2017	73,909	73,480
10% payments through 2017	1,604	1,604
Total debt	$162,685	$155,966

At June 30, 2016, and December 31, 2015, the Company’s real estate debt had a weighted average interest rate of 6.4%.

As of June 30, 2016, and December 31, 2015, the Company had approximately $241.2 million and $232.6 million, respectively, available in loan commitments to draw upon, of which approximately $77.3 million and $75.1 million, respectively, was available.

Debt Provisions, Restrictions, and Covenants on Real Estate Debt:

Certain debt agreements of UCP, Inc. (“UCP”) contain various significant financial covenants, each of which UCP was in compliance with at June 30, 2016 and December 31, 2015.

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

Other:

The Company incurred and capitalized $3.2 million and $6.1 million of interest during the three and six months ended June 30, 2016, respectively, and $2.8 million and $5.4 million of interest during the three and six months ended June 30, 2015, respectively, related to construction and real estate development costs. Due to debt covenants and other restrictions, the total restricted net assets of the Company’s consolidated subsidiaries were $127.8 million at June 30, 2016.

7. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2021. Rent expense for office space was $507,000 and $1 million for the three and six months ended June 30, 2016, respectively, and was $577,000 and $1.2 million for the three and six months ended June 30, 2015, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2016	$794
2017	1,230
2018	936
2019	413
2020	213
Thereafter	18
Total	$3,604

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

8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2016	December 31, 2015
Net unrealized gain on available-for-sale investments	$5,595	$5,065
Foreign currency translation	(78)	(104)
Accumulated other comprehensive income	$5,517	$4,961

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $3 million at June 30, 2016 and $2.8 million at December 31, 2015.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$5,010	$4,675	$4,961	$4,717
Unrealized gain (loss) reclassified and recognized in net loss, net of tax (1)	(83)	7	(86)	(307)
Foreign exchange reclassified and recognized in net loss, net of tax (1)		79		341
Total reclassified and recognized in net loss, net of tax	(83)	86	(86)	34
Unrealized gain on marketable securities, net of tax	573	327	616	590
Accumulated currency, net of tax	17	(125)	26	(378)
Net change in other comprehensive income, net of tax	507	288	556	246
Accumulated other comprehensive income	$5,517	$4,963	$5,517	$4,963

(1) Amounts reclassified from this category are included in other income, net in the condensed consolidated statement of operations and comprehensive income or loss.

9. Related-Party Transactions

Deferred Compensation

The Company has agreements with its CEO, and certain other officers and non-employee directors, to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the deferred compensation obligation for all participants at June 30, 2016 and December 31, 2015, was $26.5 million and $25.5 million, respectively, and is included in the accompanying consolidated balance sheets. These totals include a fair value of $738,000 and $805,000 of the Company’s common stock, for each of the respective periods, with the balance in various publicly traded equities and bonds.

Deferred compensation expense included in general, administrative, and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended June 30, 2016 and 2015 was $860,000 and $417,000, respectively and for the six months ended June 30, 2016 and 2015 was $1.1 million and $996,000, respectively.

Investment in Synthonics

The Company has an investment in preferred stock of Synthonics, a company co-founded by Mr. Slepicka, a non-employee director of the Company, who is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics. As of June 30, 2016, the Company had invested $2.2 million for 18.3% of the voting interest in Synthonics. Mr. Slepicka resigned as a member of the Board of Directors effective July 27, 2016.

10. Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Corporate, and Discontinued Agribusiness Operations. The accounting policies of the reportable segments are the same as those described in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.

Management analyzes segments using the following information:

Segment assets (in thousands):

	June 30, 2016	December 31, 2015
Assets:
Water resource and water storage operations	$185,409	$185,037
Real estate operations	427,137	421,411
Corporate	43,269	46,844
Discontinued agribusiness operations	6,525	8,793
Total assets	$662,340	$662,085

Segment revenues and loss before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue and other income:
Water resource and water storage operations	$99	$513	$259	$723
Real estate operations	82,893	54,786	151,166	98,466
Corporate	717	(20,191)	1,322	(18,758)
Total revenue and other income	$83,709	$35,108	$152,747	$80,431

Income (loss) before income taxes:
Water resource and water storage operations	$(1,540)	$(1,249)	$(3,233)	$(2,741)
Real estate operations	1,912	(1,721)	1,837	(5,500)
Corporate	(3,165)	(23,861)	(6,192)	(27,672)
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	$(2,793)	$(26,831)	$(7,588)	$(35,913)

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

The Company was required to deposit $10.2 million of such net proceeds in escrow accounts, $6 million of which secures general indemnification obligations through January 2017, and $4.2 million of which was associated with specified operational matters related to air quality and waste water permit issues (“operational escrow”). The Company resolved the air quality issue and received $2.4 million of the operational escrow amount in October 2015. However, in February 2016, the Company was notified that the relevant regulatory authorities had not approved the waste water permit at the levels required under the sale agreement. Consequently, the remaining $1.8 million of the operational escrow amount was released to CHS in full satisfaction of the matter, resulting in the Company recording the amount as additional loss on the sale of discontinued operations for the six months ended June 30, 2016. Remaining amounts in escrow are reported as accounts receivable in the table below.

The Company also guaranteed up to $8 million for any indemnification claims in excess of the $6 million general indemnification escrow pursuant to the terms of a guaranty agreement with CHS, which was executed at the closing. This guaranty will remain in force for five years from the date of sale. The guaranty has been recorded at estimated fair value that reflects the Company’s expectation that no significant amounts will be paid out under the guaranty. However, any amounts paid by the Company to CHS in excess of the estimate will result in additional loss on the sale. Any assets in excess of the resolution of the outstanding matters, and after payment of remaining liabilities, are available to the Company for any corporate purposes.

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

The following table presents the details of the Company’s results from discontinued agribusiness operations included in the condensed consolidated statement of operations and comprehensive income or loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue and other income:
Sales of canola oil and meal		$33,234		$72,667
Other		39		(68)
Total revenue and other income		33,273		72,599

Cost of goods sold:
Cost of canola oil and meal sold		32,601		71,025
Depreciation		2,392		4,342
Other direct costs of production		2,264		4,784
Total cost of goods sold		37,257		80,151

Depreciation		49		95
Impairment loss on intangible and long-lived assets				1,875
Interest		1,392		2,830
Plant costs and overhead	$44	3,388	$84	6,943
Segment total expenses	44	42,086	84	91,894
Loss from discontinued agribusiness operations, net of tax	(44)	(8,813)	(84)	(19,295)
Loss on sale of discontinued agribusiness operations, net of tax	(10)	(16,903)	(1,859)	(16,903)
Net loss from discontinued agribusiness operations, net of tax	(54)	(25,716)	(1,943)	(36,198)
Net loss from discontinued agribusiness operations attributable to noncontrolling interests		684		1,746
Net loss from discontinued agribusiness operations attributable to PICO Holdings, Inc.	$(54)	$(25,032)	$(1,943)	$(34,452)

The following table presents the details of the Company’s discontinued agribusiness assets and liabilities classified as held-for-sale in the condensed consolidated balance sheets (in thousands):

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$451	$938
Accounts receivable	5,990	7,800
Other assets	84	55
Total assets held-for-sale	$6,525	$8,793

Liabilities
Accounts payable and accrued expenses	276	608
Total liabilities held-for-sale	$276	$608

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

As of June 30, 2016, our business was separated into the following segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Corporate; and
•	Discontinued Agribusiness Operations.

As of June 30, 2016, our major consolidated subsidiaries were (wholly–owned unless noted):

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

Results of Operations — Three and Six Months Ended June 30, 2016 and 2015

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

PICO Holdings, Inc. Shareholders’ Equity (in thousands):

	June 30, 2016	December 31, 2015	Change
Shareholders’ equity	$336,000	$346,412	$(10,412)
Shareholders’ equity per share	$14.58	$15.04	$(0.46)

The decrease in our shareholders’ equity was primarily due to the comprehensive loss of $9.6 million incurred during the six months ended June 30, 2016.

Total Assets and Liabilities (in thousands):

	June 30, 2016	December 31, 2015	Change
Total assets	$662,340	$662,085	$255
Total liabilities	$236,269	$228,081	$8,188

Total assets increased during the six months ended June 30, 2016 due to an increase in real estate and water assets of $13.1 million, primarily due to the acquisition and development of real estate by UCP. This increase was offset by a decrease in cash of $11.4 million used primarily to purchase real estate and pay overhead expenses and a decrease in assets in our discontinued agribusiness operations of $2.3 million primarily due to the unfavorable resolution of a waste water permit issue.

Total liabilities increased during the six months ended June 30, 2016 primarily due to an increase of $6.7 million in our debt balance that was used for the acquisition and development of real estate and a $2.7 million increase in other liabilities, primarily related to deposits received on closed homes in our real estate segment. This increase was partially offset by a $2 million decrease in our accounts payable and accrued expenses, mainly from corresponding reductions in our real estate segment at UCP.

Results of Operations

Revenue

The majority of our recurring revenue was generated in our real estate operation, which records revenue from the sale of residential homes and lots. Our revenue from real estate operations increased during both the three and six months ended June 30, 2016 as the result of a significant increase in the number of homes sold period-over-period.

Costs and Expenses

The majority of our costs and expenses were related to cost of real estate and water assets sold. The increase in costs and expenses was primarily related to cost of real estate sold in our real estate segment due to the increased number of homes sold year-over-year.

Income Taxes

We continued to record a full valuation allowance on our net deferred tax assets and as a result there were minimal income taxes reported during each of the three and six months ended June 30, 2016 and 2015.

Discontinued Agribusiness Operations

Our discontinued agribusiness loss decreased significantly for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015. The losses reported in 2015 included loss on discontinued operations of $8.8 million and $19.3 million for the three and six months ended June 30, 2015, respectively, and loss on sale of discontinued operations of $16.9 million for both the three and six months ended June 30, 2015. The only material loss in 2016 was additional loss on sale of discontinued agribusiness operations of $1.9 million, primarily related to the resolution of a waste water permit issue in the first quarter of 2016.

Noncontrolling Interests

Noncontrolling interests reported net income of $675,000 and a net loss of $1 million for the three months ended June 30, 2016 and 2015, respectively, and net income of $634,000 and a net loss of $4 million for the six months ended June 30, 2016 and 2015, respectively. The majority of the income during the three and six months ended June 30, 2016 was from income reported by UCP. Of the loss reported during the three and six months ended June 30, 2015, $356,000 and $2.2 million, respectively, was attributable to the loss reported by UCP, and $684,000 and $1.7 million, respectively, was attributable to our discontinued agribusiness operations.

Comprehensive Income or Loss

We report comprehensive income or loss as well as net income or loss from the condensed consolidated statements of operations and comprehensive income or loss. Comprehensive income measures changes in equity, and includes unrealized items which are not recorded in the condensed consolidated statements of operations.

Water Resource and Water Storage Operations

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenue and other income:
Sale of real estate and water assets	$33	$337	$(304)	$130	$424	$(294)
Other	66	176	(110)	129	299	(170)
Total revenue and other income	99	513	(414)	259	723	(464)

Cost of sales and expenses:
Cost of real estate and water assets sold	19	203	(184)	64	252	(188)
Depreciation and amortization	76	262	(186)	279	525	(246)
Overhead expense	1,023	1,086	(63)	2,303	2,260	43
Project expense	521	211	310	846	427	419
Segment total expenses	1,639	1,762	(123)	3,492	3,464	28
Loss before income taxes	$(1,540)	$(1,249)	$(291)	$(3,233)	$(2,741)	$(492)

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

Segment Revenue

We did not consummate any significant sales of real estate and water assets in the three or six months ended June 30, 2016 or 2015. Revenue in both periods consisted primarily of lease income and option fees.

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

During the six months ended June 30, 2016 our Arizona Recharge Facility was fully depreciated, reducing our annual operation and maintenance expense related to the site by approximately $1 million annually, of which $879,000 was depreciation. The increase in our project expense for the three and six months ended June 30, 2016 was primarily due to one-time maintenance and legal charges related to our Arizona Recharge Facility and associated water credits, which we do not expect to recur in the future.

If we fail to generate revenue, incur additional expenses beyond expectations, continue to report operating losses, or if expected prices for our water assets fall, we could be required to record additional impairment losses on our real estate, tangible and intangible water assets owned in this segment.

Real Estate Operations

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenue and other income:
Sale of real estate	$82,837	$54,726	$28,111	$151,063	$98,249	$52,814
Other	56	60	(4)	103	217	(114)
Total revenue and other income	82,893	54,786	28,107	151,166	98,466	52,700

Cost of sales and expenses:
Cost of real estate sold	66,596	45,405	21,191	123,116	81,689	41,427
Impairment loss on intangible and long-lived assets	2,397	274	2,123	2,397	274	2,123
General, administrative, and other	7,321	6,471	850	14,720	13,450	1,270
Sales and marketing	4,667	4,357	310	9,096	8,553	543
Segment total expenses	80,981	56,507	24,474	149,329	103,966	45,363
Income (loss) before income taxes	$1,912	$(1,721)	$3,633	$1,837	$(5,500)	$7,337

As of June 30, 2016, our businesses in the real estate operations segment were primarily conducted through our 56.9% owned subsidiaries UCP, Inc. and UCP, LLC, and its homebuilding and land development operations in California, Washington State, North Carolina, South Carolina, and Tennessee.

During the three and six months ended June 30, 2016, the overall U.S. housing market continued to show signs of improvement, driven by factors such as decreasing home inventories, and high home affordability.

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

Owned and Controlled Lots

The following tables present certain information with respect to our owned or controlled lots, which are pursuant to purchase or option contracts:

	As of June 30, 2016
	Owned	Controlled(1)	Total
West	3,955	404	4,359
Southeast	964	224	1,188
Total	4,919	628	5,547

	As of December 31, 2015
	Owned	Controlled(1)	Total
West	3,869	415	4,284
Southeast	882	712	1,594
Total	4,751	1,127	5,878
(1) Controlled lots are those subject to a purchase or option contract.

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Lots sold		106	(106)		114	(114)
Homes sold	197	154	43	364	276	88
Average active selling communities during the period	28	29	(1)	28	27	1

Revenue (in thousands)
Lot revenue - total	$1,422	$1,920	$(498)	$1,422	$2,040	$(618)
Lot revenue - per lot (average selling price)		$18	$(18)		$18	$(18)

Home revenue - total	$81,415	$50,785	$30,630	$149,641	$93,421	$56,220
Home revenue - per home (average selling price)	$413	$330	$83	$411	$338	$73

General contracting revenue		$2,021	$(2,021)		$2,788	$(2,788)

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$1,196	$377	$819	$736	$492	$244
Gross margin percentage - lots	84.1%	19.6%	64.5%	51.8%	24.1%	27.7%

Gross margin - homes	$15,045	$8,665	$6,380	$27,211	$15,685	$11,526
Gross margin percentage - homes	18.5%	17.1%	1.4%	18.2%	16.8%	1.4%

Gross margin total - lots and homes	$16,241	$9,042	$7,199	$27,947	$16,177	$11,770
Gross margin percentage total - lots and homes	19.6%	17.2%	2.4%	18.5%	16.9%	1.6%

In the following discussion, gross margin is defined as sale of real estate less cost of real estate sold, and gross margin percentage is defined as gross margin divided by sale of real estate.

Second Quarter Segment Revenue and Gross Margin

The year-over-year second quarter increase in total segment revenue was primarily attributable to the following combination of factors:

•	an increase in the number of homes sold;

•	an increase in the average selling price (“ASP”) of homes sold, which was primarily the result of increased deliveries at communities located in areas with higher home prices; and

•	a decrease in the number of lots sold.

The gross margin percentage of homes sold increased in the second quarter of 2016 as compared to the same period in 2015 primarily due to increased revenue as a result of decreasing sales incentives (which are accounted for as a reduction of revenue). The decreased cost of home sales in the second quarter of 2016 was primarily attributable to a change in the mix of selling communities period-over-period, as our current portfolio of selling communities had a relatively lower cost basis than the homes sold during in the second quarter of 2015, despite slightly higher interest costs.

Although there were no finished lot sales during the second quarter of 2016, as compared to 106 lots sold during the second quarter of 2015, we did recognize revenue and the associated cost of goods sold as a result of selling a parcel of land to a local utility district in Fresno, California.

First Half Segment Revenue and Gross Margin

The increase in first half year-over year total segment revenue was primarily attributable to the following combination of factors:

•	an increase in the number of homes sold which was attributable to several factors, including an increased number of selling communities and favorable sales pace at certain of those communities;

•	an increase in the ASP of homes sold, which was primarily the result of increased deliveries at communities located in areas with higher home prices; and

•	a decrease in the number of lots sold.

The gross margin percentage of homes sold in the first half of 2016 increased from the first half of 2015 primarily due to a change in the mix of selling communities as our current portfolio of selling communities had a relatively lower cost basis than the homes we sold during the 2015 period, despite slightly higher interest costs.

Although there were no finished lot sales during the first half of 2016, as compared to 114 during the first half of 2015, our gross margin percentage increased due to the sale of a parcel that was sold to a local utility district in Fresno, California.

Operating expenses for the six months ended June 30, 2016 increased year-over year as compared to the six months ended June 30, 2015. This increase is partially attributable to an increase in sales and marketing related expenses due to an increase in the number of homes delivered and the associated commission and closing cost expenses on these deliveries.

During the six months ended June 30, 2016, UCP recorded an impairment loss of $2.4 million on real estate located in Bakersfield, California, reducing the carrying value to $5.6 million.

Backlog

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at June 30, 2016 was $149.3 million as compared to a backlog of $112.1 million at June 30, 2015. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

Segment Expenses

Second quarter and first half 2016 operating expenses increased in total year-over-year. These increases are primarily attributable to an increase in sales and marketing related expenses due to an increase in the number of homes delivered and an increase in the average number of selling communities.

If we report significant or sustained operating losses in the future, or if market conditions deteriorate, we could be required to record impairment losses on our real estate assets and goodwill.

Corporate

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
Revenue:
Deferred compensation revenue	$153	$99	$54	$284	$545	$(261)
Impairment loss on investment in unconsolidated affiliate		(20,696)	20,696		(20,696)	20,696
Other	564	406	158	1,038	1,393	(355)
Total revenue and other income	717	(20,191)	20,908	1,322	(18,758)	20,080

Costs and expenses:
Impairment loss on intangible and long-lived assets					1,089	(1,089)
Stock-based compensation expense	479	500	(21)	866	984	(118)
Deferred compensation expense	860	417	443	1,051	996	55
Foreign exchange (gain) loss		124	(124)	(2)	176	(178)
General, administrative, and other	2,543	2,629	(86)	5,599	5,669	(70)
Segment total expenses	3,882	3,670	212	7,514	8,914	(1,400)
Loss before income taxes	$(3,165)	$(23,861)	$20,696	$(6,192)	$(27,672)	$21,480

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

Segment Revenue

The year-over-year increase in segment revenue was primarily due to the $20.7 million impairment loss on our investment in Mindjet recorded during the second quarter of 2015, while there was no corresponding loss in the current year.

Included in other income was revenue from our oil and gas operations that increased to $386,000 from $219,000 for the three months ended June 30, 2016 and 2015, respectively, and to $723,000 from $488,000 for the six months ended June 30, 2016 and 2015, respectively. The increase in revenue year-over-year was primarily due to significantly higher production volumes of oil and gas, which was partially offset by lower market prices.

Segment Expenses

In total, segment costs and expenses were mostly unchanged year-over-year, with the exception of impairment charges on intangible and long-lived assets.

We recorded impairment losses in our oil and gas operations during the first six months of 2015 with no corresponding losses in the first six months of 2016. The impairment losses related to wells owned by Mendell in the Wattenburg Field. An analysis based on current pricing of crude oil and gas, estimated oil and gas reserves, and ongoing expenses for the wells determined that the capitalized costs of the wells would not be recovered from the estimated future cash flows. The impairment loss writes the assets down to their estimated fair values. We do not expect to allocate any additional capital to our oil and gas venture.

It is reasonably possible given the volatile nature of software, biopharmaceutical, and the oil and gas industries that circumstances may change in the future which could require us to record additional impairment losses on our investments in small businesses included in this segment.

Discontinued Agribusiness Operations

Thousands of dollars	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue and other income (loss):
Sales of canola oil and meal		$33,234		$72,667
Other		39		(68)
Total revenue and other income		33,273		72,599

Cost of goods sold:
Cost of canola oil and meal sold		32,601		71,025
Depreciation		2,392		4,342
Other direct costs of production		2,264		4,784
Total cost of goods sold		37,257		80,151
Depreciation		49		95
Impairment loss on intangible and long-lived assets				1,875
Interest		1,392		2,830
Plant costs and overhead	$44	3,388	$84	6,943
Segment total expenses	44	42,086	84	91,894
Loss before income taxes	$(44)	$(8,813)	$(84)	$(19,295)

We sold substantially all of the assets used in our agribusiness operations in 2015 and as a result, we no longer operate an agribusiness segment. We have classified our agribusiness operations as a discontinued agribusiness operation in the accompanying condensed consolidated financial statements. Although there are outstanding issues to resolve with respect to this sale, as of June 30, 2016, we do not expect to record any other significant expenses related to the operations or sale of our discontinued agribusiness operations. However, any future adjustments to the sale price, including resolution of possible indemnification obligations above our initial expectations, and any other costs and expenses incurred in connection with the disposition of the business will be reported within our discontinued agribusiness operations.

Liquidity and Capital Resources — Six Months Ended June 30, 2016 and 2015

Cash Flow

At June 30, 2016, our assets consisted primarily of real estate and tangible and intangible water assets, cash and cash equivalents, and investments in publicly-traded securities. Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at June 30, 2016 were as follows:

•	Water resource and water storage operations segment held cash of $66,000.
•	Real estate operations segment held cash of $32.8 million.
•
Corporate segment held cash of $12.2 million and marketable equity and debt securities with a market value of $19.4 million and $4.4 million, respectively. The equity and debt securities are held in deferred compensation rabbi trusts accounts that will be used to pay the related and offsetting deferred compensation liabilities although such assets could be used to pay creditors if needed.

•	Discontinued agribusiness operations segment held cash of $451,000.

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

Certain of our debt agreements in our real estate operations contain various significant financial covenants, with each of which we were in compliance with at June 30, 2016, as follows:

1) Certain of our real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require us to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, we may be required to make principal payments in order to maintain the required loan-to-value ratios. As of June 30, 2016, the lenders have not requested, and we have not obtained, any such appraisals.

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

UCP is actively considering three primary alternatives to meet their obligations with respect to the senior notes that mature in October 2017. UCP may seek to extend the maturity of the senior notes or refinance the senior notes with new senior notes. UCP may also seek to refinance the senior notes on a leverage neutral basis, by seeking to increase the amount of borrowings available under their acquisition, development and construction loans, which are secured by their real estate inventories. Finally, UCP’s cash position, which they believe we will continue to grow prior to maturity of the senior notes, may be used to meet a portion of their obligations with respect to the senior notes. Alternatively, UCP may choose to combine some or all of these, or other, potential sources of capital to meet their obligations with respect to the senior notes. UCP’s determination of how to meet their obligations with respect to the senior notes and their success in so doing, will depend upon various factors, including general market conditions, conditions in the credit markets, UCP’s financial position, operating performance, the value of UCP’s land inventories and prospects.

Discontinued Agribusiness Operations

During the third quarter of 2015, we sold our agribusiness operations. After repayment of outstanding debt and selling and other related costs of the transaction, we received net proceeds of $18.4 million. From these net proceeds we were required to deposit $6 million in escrow to secure general indemnification obligations, with any balance remaining after payment of indemnification claims released in January 2017, and $4.2 million in escrow for specified operational matters (the “operational escrow”). To date, no material claims have been made against the general indemnification.

Specified amounts of the operational escrow related to proposed amendments to two environmental permits. We resolved the air quality issue and had the $2.4 million escrowed amount released to us in October 2015. However, during the six months ended June 30, 2016, we were notified that the relevant regulatory authorities had not approved the waste water permit at the levels required under the sale agreement. Consequently, the remaining $1.8 million operational escrow amount was released to CHS Inc. (“CHS”) in full satisfaction of the matter resulting in us recording the amount as additional loss on the sale of our discontinued operations for the six months ended June 30, 2016.

We have also guaranteed up to $8 million for any indemnification claims in excess of the $6 million general indemnification escrow pursuant to the terms of a guaranty agreement by and between us and CHS, which was executed at the closing. This guaranty will remain in force for five years from the date of sale.

Corporate

Our corporate segment generates a modest amount of cash flow from the sale of oil and gas production from our wells in Colorado. We do not expect to fund any additional capital into our oil and gas operations. Due to the depressed prices of oil and gas, we recorded an impairment loss on our oil and gas assets during the six months ended June 30, 2015. We did not record any such impairment during the six months ended June 30, 2016. However, it is reasonably possible that we will continue reporting operating and impairment losses from our oil and gas operations if oil and gas prices do not sufficiently recover.

Consolidated Cash and Securities

At June 30, 2016, we had unrestricted and available cash of $8.4 million and available-for-sale equity securities of $538,000, which could be used for general corporate purposes. At December 31, 2015, we had unrestricted and available cash of $12.5 million and available-for-sale equity securities of $540,000.

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

Cash Flow

The following is a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities - continuing operations	$(16,901)	$(34,571)
Operating activities - discontinued agribusiness operations	(484)	(7,572)
Total operating activities	(17,385)	(42,143)

Investing activities - continuing operations	(472)	3,748
Investing activities - discontinued agribusiness operations	(3)	(1,329)
Total investing activities	(475)	2,419

Financing activities	5,998	21,386
Decrease in cash and cash equivalents	$(11,862)	$(18,338)

Cash Flows From Operating Activities

The principal operating cash outflows from continuing operations for the first six months of 2016 were $139.5 million used to acquire and develop real estate and residential lots and housing and $29.3 million used for overhead and various project expenses. Our cash inflows from continuing operations were $151.6 million from sales of residential real estate and lots. Our discontinued agribusiness operations did not have any significant uses of cash during the first six months of 2016.

Our operating activities from continuing operations used $34.6 million in cash during the first six months of 2015. The principal operating cash outflows were $104 million used to acquire and develop real estate and residential lots and $30.6 million for overhead and various project expenses. Our cash inflows were $98.4 million in sales of residential real estate lots.

Cash Flows From Investing Activities

We did not have any significant cash flows from investing activities in our continuing operations or discontinued agribusiness operations for the first six months of 2016.

Our investing activities from continuing operations provided $3.7 million of cash during the first six months of 2015. The primary uses of cash were $1.6 million used to purchase various property and equipment and $1.3 million used to purchase debt and equity securities. The uses of cash were offset by $6.6 million received from the sale of debt and equity securities.

Cash Flows From Financing Activities

Financing activities, including discontinued agribusiness operations, provided cash of $6.0 million during the first six months of 2016, primarily due to cash proceeds of $67.8 million provided from our debt arrangements, which were used primarily to fund the acquisition and development of our real estate projects offset by repayments of debt of $61.5 million, which was primarily mortgage debt repaid when certain real estate properties were sold.

Financing activities, including discontinued agribusiness operations, also provided cash of $21.4 million during the first six months of 2015, primarily due to cash proceeds of $71.2 million from our debt arrangements, including $12.1 million from our working capital line of credit within our discontinued agribusiness operations and $59.2 million, which was used primarily to fund the acquisition and development of our real estate projects. These proceeds of cash were offset by repayments of debt of $49.4 million including $35.2 million of mortgage debt repaid when certain real estate properties were sold and $14.2 million paid on debt arrangements in our discontinued agribusiness operations.

Our outstanding debt held by our continuing operations at June 30, 2016 was $162.7 million in mortgage notes on real estate and real estate development, substantially all of which are non-recourse. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements, other than those disclosed in this Form 10-Q, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Our balance sheet includes a significant amount of assets and liabilities whose fair value is subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to investments in debt securities, and equity price risk as it relates to our marketable equity securities. The estimated fair value of our debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which we could borrow, which are Level 3 inputs in the fair value hierarchy.

At June 30, 2016, we had $4.4 million of marketable debt securities and $19.4 million of marketable equity securities, and at December 31, 2015, we had $4.5 million of debt securities and $18.1 million of marketable equity securities, which were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At June 30, 2016 and at June 30, 2015 the model did not calculate a material loss in fair value. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $3.9 million and $3.6 million at June 30, 2016 and 2015, respectively, which would reduce the unrealized appreciation in equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of June 30, 2016, the total cost of the pipeline project, including our water credits, (net of impairment losses incurred to date) carried on our balance sheet is approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets.

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

As of June 30, 2016, UCP had approximately $162.7 million of outstanding debt. UCP’s substantial outstanding indebtedness, and the limitations imposed on UCP by the instruments and agreements governing its outstanding indebtedness, could have significant adverse consequences, including the following:

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

•	UCP’s vulnerability to general adverse economic and industry conditions may be increased;

•	approximately $83.4 million of UCP’s indebtedness bears interest at variable rates, which exposes it to increased interest expense in a rising interest rate environment;

•	UCP may be at a competitive disadvantage relative to its competitors that have less indebtedness;

•	UCP’s flexibility in planning for, or reacting to, changes in their business and the markets in which UCP operates may be limited; and

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of June 30, 2016, we had federal and state net operating loss carryforwards of approximately $138.3 million and $193.8 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

* We have been, and continue to be, the subject of stockholder activism efforts that could cause a material disruption to our business.

Certain investors have taken steps to involve themselves in the governance and strategic direction of our Company due to governance and strategic-related disagreements with us. While we have formally settled with certain of such activists, other investors could take steps to involve themselves in the governance and strategic direction of our Company. For example, we have received communications from River Road Asset Management, LLC regarding various governance and strategic matters. Such stockholder activism efforts could result in substantial costs and diversion of management’s attention and resources, harming our business and adversely affecting the market price of our common stock.

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

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement dated July 13, 2015, by and between PICO Northstar Hallock, LLC and CHS Hallock, LLC. (1)
3.1	Amended and Restated Articles of Incorporation of PICO Holdings, Inc. (2)
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of PICO Holdings, Inc. (5)
3.3	Amended and Restated By laws of PICO Holdings, Inc. (3)
3.4	Amendment to Amended and Restated Bylaws of PICO Holdings, Inc. (5)
4.1	Indenture, dated October 21, 2014, among UCP, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee. (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(3)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(4)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014.
(5)	Incorporated by reference to Form 8-K filed with the SEC on July 13, 2016.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	August 5, 2016	By: /s/ Maxim C. W. Webb
Maxim C. W. Webb
Executive Vice President, Chief Financial Officer, Treasurer, and Secretary
(Principal Financial Officer and Authorized Signatory)