Form 10-Q
period 2016-09-30
PICO HOLDINGS INC /NEW
filed 2016-11-02
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

On October 28, 2016, the registrant had 23,069,381 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Nine Months Ended September 30, 2016

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$37,953	$56,462
Investments ($24,870 and $22,590 measured at fair value at September 30, 2016 and December 31, 2015, respectively)	28,352	26,072
Real estate and tangible water assets, net	439,401	424,235
Intangible assets, net	126,919	126,533
Other assets	16,996	19,990
Assets held-for-sale	10,900	8,793
Total assets	$660,521	$662,085

Liabilities and equity
Debt	$157,785	$155,966
Accounts payable and accrued expenses	36,553	34,458
Deferred compensation	26,744	25,493
Other liabilities	13,193	11,556
Liabilities held-for-sale	903	608
Total liabilities	235,178	228,081

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 23,125 issued and 23,070 outstanding at September 30, 2016, and 23,116 issued and 23,038 outstanding at December 31, 2015	23	23
Additional paid-in capital	493,744	494,207
Accumulated deficit	(164,466)	(151,366)
Accumulated other comprehensive income	6,502	4,961
Treasury stock, at cost (common shares: 55 and 78 at September 30, 2016 and December 31, 2015, respectively)	(927)	(1,413)
Total PICO Holdings, Inc. shareholders’ equity	334,876	346,412
Noncontrolling interest in subsidiaries	90,467	87,592
Total equity	425,343	434,004
Total liabilities and equity	$660,521	$662,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues and other income:
Sale of real estate and water assets	$95,816	$77,044	$247,009	$175,718
Impairment loss on investment in unconsolidated affiliate				(20,696)
Other income, net	892	1,047	2,445	3,501
Total revenues and other income	96,708	78,091	249,454	158,523

Cost of sales and expenses:
Cost of real estate and water assets sold	78,977	60,626	202,157	142,566
General, administrative, and other	10,098	10,168	34,867	33,661
Sales and marketing	4,963	4,818	14,061	13,373
Impairment loss on intangible and long-lived assets	4,615	727	7,012	2,090
Depreciation and amortization	302	653	1,193	1,649
Total cost of sales and expenses	98,955	76,992	259,290	193,339
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(2,247)	1,099	(9,836)	(34,816)
Benefit (provision) for federal and state income taxes	406	(22)	372	2,949
Equity in loss of unconsolidated affiliate		(1,942)		(3,422)
Loss from continuing operations	(1,841)	(865)	(9,464)	(35,289)
Loss from discontinued agribusiness operations, net of tax	(18)	(10,225)	(102)	(29,520)
Income (loss) on sale of discontinued agribusiness operations, net of tax	2	(1,348)	(1,858)	(18,251)
Net loss from discontinued agribusiness operations, net of tax	(16)	(11,573)	(1,960)	(47,771)
Net loss	(1,857)	(12,438)	(11,424)	(83,060)
Net (income) loss attributable to noncontrolling interests	(1,043)	(1,654)	(1,676)	2,373
Net loss attributable to PICO Holdings, Inc.	$(2,900)	$(14,092)	$(13,100)	$(80,687)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Other comprehensive loss:
Net loss	$(1,857)	$(12,438)	$(11,424)	$(83,060)
Other comprehensive income (loss), net of tax:
Unrealized gain on securities, net of deferred income tax and reclassification adjustments	954	12	1,484	295
Foreign currency translation	31	(48)	57	(85)
Total other comprehensive income (loss), net of tax	985	(36)	1,541	210
Comprehensive loss	(872)	(12,474)	(9,883)	(82,850)
Comprehensive (income) loss attributable to noncontrolling interests	(1,043)	(1,654)	(1,676)	2,373
Comprehensive loss attributable to PICO Holdings, Inc.	$(1,915)	$(14,128)	$(11,559)	$(80,477)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.13)	$(0.11)	$(0.48)	$(1.51)
Loss from discontinued agribusiness operations		(0.50)	(0.09)	(2.00)
Net loss per common share – basic and diluted	$(0.13)	$(0.61)	$(0.57)	$(3.51)
Weighted average shares outstanding	23,068	23,017	23,049	23,010

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Nine Months Ended September 30, 2016 and 2015
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2016	23,116	$23	$494,207	$(151,366)	$4,961	78	$(1,413)	$87,592	$434,004
Stock-based compensation expense			1,730					320	2,050
Exercise of restricted stock units	9								—
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(26)					(20)	(46)
Changes in ownership of noncontrolling interest			(1,898)					1,899	1
Acquisition of interests held by noncontrolling owners								(1,000)	(1,000)
Distribution of treasury stock to deferred compensation plan participants			(269)			(23)	486		217
Net loss				(13,100)				1,676	(11,424)
Unrealized gain on investments, net of deferred income tax of $799 and reclassification adjustments of $278					1,484				1,484
Foreign currency translation					57				57
Ending balance, September 30, 2016	23,125	$23	$493,744	$(164,466)	$6,502	55	$(927)	$90,467	$425,343

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2015	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545
Stock-based compensation expense			2,379					674	3,053
Exercise of restricted stock units	12
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(211)					(159)	(370)
Distribution to noncontrolling interest								(16)	(16)
Net loss				(80,687)				(2,373)	(83,060)
Unrealized gain on investments, net of deferred income tax of $159 and reclassification adjustments of $581					295				295
Foreign currency translation					(85)				(85)
Ending balance, September 30, 2015	23,095	$23	$493,830	$(150,195)	$4,927	78	$(1,413)	$84,190	$431,362

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Cash used in operating activities - continuing operations	$(17,798)	$(58,060)
Cash used in operating activities - discontinued agribusiness operations	(508)	(17,462)
Net cash used in operating activities	(18,306)	(75,522)

Investing activities:
Purchases of investments	(1,136)	(1,782)
Proceeds from sale of investments	623	7,055
Proceeds from maturity of investments	18	1,343
Purchases of property, plant and equipment	(249)	(1,999)
Increase in restricted cash	(650)
Other investing activities, net	667	79
Cash provided by (used in) investing activities - continuing operations	(727)	4,696
Cash provided by investing activities - discontinued agribusiness operations	8	100,098
Net cash provided by (used in) investing activities	(719)	104,794

Financing activities:
Repayment of debt	(105,488)	(174,533)
Proceeds from debt	106,663	125,294
Payment of withholding taxes on exercise of restricted stock units	(46)	(370)
Debt issuance costs	(113)	(698)
Purchases of stock of consolidated subsidiary	(1,000)
Distribution to noncontrolling interests		(16)
Cash provided by (used in) financing activities	16	(50,323)

Decrease in cash and cash equivalents	(19,009)	(21,051)
Cash and cash equivalents, beginning of the period	57,400	62,978
Cash and cash equivalents, end of the period	38,391	41,927
Less cash and cash equivalents of discontinued agribusiness operations at the end of the period	438	1,773
Cash and cash equivalents of continuing operations, end of the period	$37,953	$40,154

Supplemental cash flow information:
Payments (refunds) of federal and state income taxes	$187	$(72)
Interest paid, net of amounts capitalized (primarily in discontinued agribusiness operations)		$3,295
Non-cash investing and financing activities:
Unpaid liability incurred for development costs		$1,332
Distribution of debt and equity securities in satisfaction of deferred compensation liability (including 22,644 shares of treasury stock)	$856
Issuance of common stock for vested restricted stock units	$274	$680

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

Noncontrolling Interest Re-allocation

The Company allocates UCP, Inc. (“UCP”) Class A common stock issued in connection with the vesting of UCP restricted stock units (“RSU”) and stock-based compensation expense between additional paid-in-capital and noncontrolling interest within its condensed consolidated statements of equity. The equity allocations for the UCP, LLC operating partnership are based on the economic and voting interest percentages of the Company and its noncontrolling interest in UCP. Issuances of UCP Class A common stock for UCP RSUs affect the economic and voting interest percentages, which accordingly are adjusted at the end of each issuance period. The economic and voting interest percentages prevailing during the period are used to determine the current period equity allocations for the operating partnership.

Recently Issued Accounting Pronouncements:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on classification of certain cash receipts and cash payments in the statement of cash flows. The amendments in this update clarify guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other instruments with coupon rates that are insignificant in relation to the effective interest rate, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of company-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

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

2. Real Estate and Tangible Water Assets

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	September 30, 2016	December 31, 2015
Real estate and improvements held and used, net of accumulated depreciation of $11,996 and $11,778 at September 30, 2016 and December 31, 2015, respectively	$9,477	$9,694
Residential real estate and home construction inventories	382,219	362,056
Other real estate inventories completed or under development	5,207	9,971
Tangible water assets	42,498	42,514
Total real estate and tangible water assets	$439,401	$424,235

Impairment Losses for the Nine Months Ended September 30, 2016:

During the nine months ended September 30, 2016, the Company recorded an impairment loss of $2.4 million on real estate located in Bakersfield, California, reducing the carrying value to $5.6 million. The Company entered into a contract to sell the remaining lots in the real estate for less than its carrying value at a future date and as a result, the real estate was written down to its fair value, less selling costs. The loss was reported in the condensed consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate operations segment.

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

3. Intangible Assets and Goodwill

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets within its water resource and water storage operations segment (in thousands):

	September 30, 2016	December 31, 2015
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	25,569	24,831
Other, net of accumulated amortization	17,453	17,805
Total intangible assets	$126,919	$126,533

Impairment Losses for the Nine Months Ended September 30, 2016:

There were no impairment losses recognized on intangible assets during the nine months ended September 30, 2016.

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

Goodwill:

The Company had a goodwill balance of $4.2 million at December 31, 2015. During the three and nine months ended September 30, 2016, the Company recorded an impairment loss of $4.2 million on goodwill related to the Citizens Homes, Inc. (“Citizens”) acquisition due to revised financial forecasts for the Southeast operations as a result of items including weather that delayed new community openings, abandonment of certain opportunities to open new communities as the opportunities did not meet UCP’s underwriting criteria, and lower margins on older communities still in existence from the land purchased as part of the Citizens acquisition. The loss was reported in the Company’s Real Estate operations reducing the balance of the goodwill to zero. The revised forecasts also reduced the contingent consideration liability related to the Citizens acquisition by $2.4 million leaving a balance of $307,000 at September 30, 2016. There were no acquisitions, disposals, or impairments of goodwill during the year ended December 31, 2015.

The Company estimates the fair value of goodwill based on applying the income approach by determining the present value of the estimated future cash flows at a discount rate. When estimating future cash flows, the Company makes various assumptions, including, but not limited to: (i) forecast adjusted pre-tax net income over a ten year period; (ii) weighted average cost of capital; (iii) terminal growth; and (iv) revenue growth and operating profit margin. The risk adjusted discount rate of 14.5% and terminal growth rate of 2.0% were applied to forecast adjusted pre-tax net income.

4. Investments

The cost and carrying value of available-for-sale investments were as follows (in thousands):

September 30, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,331	$91	$(22)	$4,400
Marketable equity securities	10,463	10,052	(45)	20,470
Total available-for-sale investments	$14,794	$10,143	$(67)	$24,870

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,458	$46	$(51)	$4,453
Marketable equity securities	10,339	7,879	(81)	18,137
Total available-for-sale investments	$14,797	$7,925	$(132)	$22,590

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	September 30, 2016		December 31, 2015
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less			$38	$37
Due after one year through five years	$4,331	$4,400	2,603	2,566
Due after five years			1,817	1,850
Total	$4,331	$4,400	$4,458	$4,453

Debt Securities

The Company owns corporate bonds and other debt securities, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At September 30, 2016, and December 31, 2015, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and it expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three and nine months ended September 30, 2016 and 2015.

Marketable Equity Securities

The Company’s investment in marketable equity securities at September 30, 2016 principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets. At September 30, 2016, the Company reviewed its equity securities in an unrealized loss position and concluded certain of such securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the loss on those securities was normal market volatility. No material impairment losses were recorded during the three and nine months ended September 30, 2016 and 2015.

Other Investments

The Company owned the following investments at September 30, 2016 and December 31, 2015 that were not classified as available-for-sale (in thousands):

	Carrying Value	Voting Interest
Investment in Synthonics	$2,170	18.2%
Investment in Mindjet	1,312	19.3%
Total	$3,482

Investment in Synthonics:

Synthonics, Inc. (“Synthonics”) is a private company co-founded by a former member of the Company’s board of directors. The Company’s investment consists of preferred shares as discussed in Note 9 “Related-Party Transactions.”

Investment in Mindjet:

During the third quarter of 2015, the Company determined it no longer had significant influence over the operating and financial policies of Mindjet, Inc. (“Mindjet”) and therefore discontinued the equity method of accounting. The remaining carrying value of the investment, including a convertible note receivable and associated interest, at September 30, 2016 and December 31, 2015 was $2.3 million and $2.2 million, respectively. The note and interest receivable is expected to be converted into additional preferred stock during 2016.

As a result of previously using the equity method of accounting for the investment in common stock, the Company recorded a loss within equity in loss of unconsolidated affiliate in the condensed consolidated statement of operations and comprehensive income or loss of $1.9 million and $3.4 million for the three and nine months ended September 30, 2015, respectively. The Company’s share of the losses reported by Mindjet during 2015 was allocated to the carrying value of the common stock investment until it reached zero, and then to the preferred stock and convertible debt.

During the three and nine months ended September 30, 2015, the Company recorded a $20.7 million impairment loss on the investment in Mindjet common and preferred shares as the estimated fair value was less than the carrying value due to significantly increased, and continuing operating losses and resulting liquidity issues, actual financial results significantly less than projections, and decreased market conditions that had adversely affected the value of Mindjet. Such loss was recorded in impairment on investments in the condensed consolidated statement of operations and comprehensive income or loss. The fair value of the investment in Mindjet was based on an analysis of the financial and operational aspects of the company, including consideration of business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company. Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of debt and equity issued by Mindjet in order to reflect differences in value due to differing liquidation preferences, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were determined using revenue multiples that included assumptions regarding an entity’s assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2016 or during the year ended December 31, 2015.

At September 30, 2016 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2016
Assets
Available-for-sale equity securities (1)	$12,611	$7,859		$20,470
Available-for-sale debt securities (1)	4,400			4,400
Total	$17,011	$7,859		$24,870
Liabilities
Contingent consideration (2)			$307	$307

At December 31, 2015 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Available-for-sale equity securities (1)	$10,685	$7,452		$18,137
Available-for-sale debt securities (1)	4,453			4,453
Total	$15,138	$7,452		$22,590
Liabilities
Contingent consideration (2)			$2,707	$2,707

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

(2) Included in this caption is the contingent consideration arrangement that the Company entered into as part of the acquisition of Citizens. The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon achievement of various pre-tax net income performance milestones of the new business (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance, except for the sixth payout calculation, which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between zero and $6 million. The estimated fair value of the contingent consideration was estimated based on applying the weighted probability of achievement of the performance milestones. The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs. Key assumptions include: (1) forecast adjusted pre-tax net income over the contingent consideration period; (2) revenue appreciation; (3) cost inflation; and (4) sales and marketing and general and administrative costs. The estimated revenue appreciation of 4.5%, cost inflation of 1.5%, and sales and marketing and general and administrative costs were applied to forecast adjusted net income over the contingent consideration period.

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

Nine months ended September 30, 2016 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Goodwill (1)			$—	$4,223
Real estate and development costs (2)			$5,645	$2,397
Real estate and development costs (3)			$1,066	$191
Oil and gas wells (4)			$—	$201

(1) The Company had non-recurring fair value measurements of goodwill discussed in Note 3, “Intangible Assets and Goodwill.”

(2) The Company had non-recurring fair value measurements of real estate assets discussed in Note 2, “Real Estate and Tangible Water Assets.”

(3) The Company had non-recurring fair value measurements of real estate assets in its Southeast homebuilding division. The loss was reported in the condensed consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate segment.

(4) The Company recorded an impairment loss to write down the value of certain oil and gas wells. The loss was reported in the condensed consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the corporate segment.

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

(1) The Company had a non-recurring fair value measurement for intangible assets that resulted in an impairment loss discussed in Note 3, “Intangible Assets and Goodwill.”

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

(3) The Company had non-recurring fair value measurements of real estate assets discussed in Note 2, “Real Estate and Tangible Water Assets.”

(4) The Company had a non-recurring fair value measurement of an investment in an unconsolidated affiliate’s equity securities held at cost discussed in Note 4, “Investments.”

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

As of September 30, 2016 and December 31, 2015, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt was based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are Level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated on a recurring basis.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	September 30, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates’ equity securities	$3,482	$3,482	$3,482	$3,482

Financial liabilities:
Debt	$157,785	$167,376	$155,966	$166,769

6. Debt

The following table details the Company’s outstanding debt (in thousands):

	September 30, 2016	December 31, 2015
No stated interest, payments through 2017		$1,935
3% to 4.75% payments through 2018	$68,705	67,336
5% to 5.5% payments through 2017	9,372	7,636
8% payments through 2018	3,982	3,975
Senior Notes: 8.5% payments through 2017	74,122	73,480
10% payments through 2017	1,604	1,604
Total debt	$157,785	$155,966

At September 30, 2016, and December 31, 2015, the Company’s real estate debt had a weighted average interest rate of 6.5% and 6.4%, respectively.

As of September 30, 2016, and December 31, 2015, the Company had approximately $228.2 million and $232.6 million, respectively, available in loan commitments to draw upon, of which approximately $69.6 million and $75.1 million, respectively, was available.

Debt Provisions, Restrictions, and Covenants on Real Estate Debt:

Certain debt agreements of UCP, Inc. (“UCP”) contain various significant financial covenants, each of which UCP was in compliance with at September 30, 2016 and December 31, 2015.

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

Other:

The Company incurred and capitalized $3.2 million and $9.3 million of interest during the three and nine months ended September 30, 2016, respectively, and $3.1 million and $8.5 million of interest during the three and nine months ended September 30, 2015, respectively, related to construction and real estate development costs. Due to debt covenants and other restrictions, the total restricted net assets of the Company’s consolidated subsidiaries were $128.9 million at September 30, 2016.

7. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2021. Rent expense for office space was $469,000 and $1.5 million for the three and nine months ended September 30, 2016, respectively, and was $511,000 and $1.7 million for the three and nine months ended September 30, 2015, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2016	$372
2017	1,230
2018	936
2019	413
2020	213
Thereafter	18
Total	$3,182

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

8. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2016	December 31, 2015
Net unrealized gain on available-for-sale investments	$6,549	$5,065
Foreign currency translation	(47)	(104)
Accumulated other comprehensive income	$6,502	$4,961

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $3.5 million at September 30, 2016 and $2.8 million at December 31, 2015.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$5,517	$4,963	$4,961	$4,717
Unrealized loss reclassified and recognized in net loss, net of tax (1)	(95)	(71)	(181)	(377)
Foreign exchange reclassified and recognized in net loss, net of tax (1)		2		342
Total reclassified and recognized in net loss, net of tax	(95)	(69)	(181)	(35)
Unrealized gain on marketable securities, net of tax	1,049	83	1,665	672
Accumulated currency, net of tax	31	(50)	57	(427)
Net change in other comprehensive income, net of tax	985	(36)	1,541	210
Accumulated other comprehensive income	$6,502	$4,927	$6,502	$4,927

(1) Amounts reclassified from this category are included in other income, net in the condensed consolidated statement of operations and comprehensive income or loss.

9. Related-Party Transactions

Deferred Compensation

The Company has agreements with certain officers and employees to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the deferred compensation obligation for all participants at September 30, 2016 and December 31, 2015, was $26.7 million and $25.5 million, respectively, and is included in the accompanying consolidated balance sheets. These totals include a fair value of $653,000 and $805,000 of the Company’s common stock, for each of the respective periods, with the balance in various publicly traded equities and bonds.

Deferred compensation expense included in general, administrative, and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended September 30, 2016 and 2015 was $1.8 million and $90,000, respectively and for the nine months ended September 30, 2016 and 2015 was $2.8 million and $1.1 million, respectively. During the three and nine months ended September 30, 2016, the Company distributed 22,644 shares of the Company’s common stock out of its deferred compensation Rabbi Trusts in satisfaction of the related liability. The distribution was reported as a reduction of treasury stock in the condensed consolidated statements of equity for the nine months ended September 30, 2016.

In connection with the termination of the Company’s former Chief Executive Officer, John R. Hart, which was effective as of October 12, 2016, the Company will be required to distribute to Mr. Hart his deferred compensation balance in April 2017. At September 30, 2016, Mr. Harts deferred compensation balance was valued at approximately $22.8 million. See Note 12, “Subsequent Events,” for additional information.

Investment in Synthonics

The Company has an investment in preferred stock of Synthonics, a company co-founded by Mr. Slepicka, formerly a non-employee director of the Company, who is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics. As of September 30, 2016, the Company had invested $2.2 million for 18.2% of the voting interest in Synthonics. Mr. Slepicka resigned as a member of the Board of Directors effective July 27, 2016.

10. Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations, Real Estate Operations, Corporate, and Discontinued Agribusiness Operations. The accounting policies of the reportable segments are the same as those described in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.

Management analyzes segments using the following information:

Segment assets (in thousands):

	September 30, 2016	December 31, 2015
Assets:
Water resource and water storage operations	$185,380	$185,037
Real estate operations	426,751	421,411
Corporate	41,879	46,844
Discontinued agribusiness operations	6,511	8,793
Total assets	$660,521	$662,085

Segment revenues and loss before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue and other income:
Water resource and water storage operations	$553	$3,468	$813	$4,191
Real estate operations	95,567	73,777	246,731	172,243
Corporate	588	846	1,910	(17,911)
Total revenue and other income	$96,708	$78,091	$249,454	$158,523

Income (loss) before income taxes:
Water resource and water storage operations	$(1,029)	$834	$(4,263)	$(1,907)
Real estate operations	2,876	3,839	4,713	(1,661)
Corporate	(4,094)	(3,574)	(10,286)	(31,248)
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates	$(2,247)	$1,099	$(9,836)	$(34,816)

11. Discontinued Agribusiness Operations and Other Assets Held for Sale

During the third quarter of 2015, the Company sold substantially all of the assets used in its agribusiness segment to CHS Inc. (“CHS”) for a net selling price of $105.3 million. After repayment of $80.9 million of outstanding debt and $5.9 million in selling and other related costs of the sale, the Company received net proceeds of $18.4 million on the date of close.

The Company was required to deposit $10.2 million of such net proceeds in escrow accounts, $6 million of which secures general indemnification obligations through January 2017, and $4.2 million of which was associated with specified operational matters related to air quality and waste water permit issues (“operational escrow”). The Company resolved the air quality issue and received $2.4 million of the operational escrow amount in October 2015. However, in February 2016, the Company was notified that the relevant regulatory authorities had not approved the waste water permit at the levels required under the sale agreement. Consequently, the remaining $1.8 million of the operational escrow amount was released to CHS in full satisfaction of the matter, resulting in the Company recording the amount as additional loss on the sale of discontinued operations for the nine months ended September 30, 2016. Remaining amounts in escrow are reported as accounts receivable in the table below.

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

The following table presents the details of the Company’s results from discontinued agribusiness operations included in the condensed consolidated statement of operations and comprehensive income or loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue and other income:
Sales of canola oil and meal		$9,600		$82,267
Other		18		(50)
Total revenue and other income		9,618		82,217

Cost of goods sold:
Cost of canola oil and meal sold		8,738		79,763
Depreciation		18		4,360
Other direct costs of production		1,155		5,938
Total cost of goods sold		9,911		90,061

Depreciation				95
Impairment loss on intangible and long-lived assets				1,875
Interest		428		3,259
Plant costs and overhead	$18	9,504	$102	16,447
Segment total expenses	18	19,843	102	111,737
Loss from discontinued agribusiness operations, net of tax	(18)	(10,225)	(102)	(29,520)
Income (loss) on sale of discontinued agribusiness operations, net of tax	2	(1,348)	(1,858)	(18,251)
Net loss from discontinued agribusiness operations, net of tax	(16)	(11,573)	(1,960)	(47,771)
Net (income) loss from discontinued agribusiness operations attributable to noncontrolling interests		(16)		1,730
Net loss from discontinued agribusiness operations attributable to PICO Holdings, Inc.	$(16)	$(11,589)	$(1,960)	$(46,041)

The following table presents the details of the Company’s assets and liabilities classified as held-for-sale in the condensed consolidated balance sheets (in thousands):

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$438	$938
Accounts receivable	5,991	7,800
Other assets	82	55
Total agribusiness assets held-for-sale	6,511	8,793
Real estate (1)	3,400
Oil and gas assets (1)	989
Total assets held-for-sale	$10,900	$8,793

Liabilities
Total agribusiness liabilities held-for-sale	276	608
Oil and gas liabilities (1)	627
Total liabilities held-for-sale	$903	$608
(1) See Note 12 “Subsequent Events.”

12. Subsequent Events

Termination of PICO’s CEO and Other Related Changes in Executive Management:

On October 10, 2016, John R. Hart’s employment as President and Chief Executive Officer of the Company was terminated, effective as of October 12, 2016.

Mr. Hart will receive the severance benefits set forth in Section 4(b) of his Amended and Restated Employment Agreement with the Company, dated March 11, 2016 and filed with the SEC on March 14, 2016 (the “Employment Agreement”). Such benefits include certain severance and vacation differential payments totaling approximately $10.4 million, certain medical benefits, and immediate vesting of the outstanding RSU and Performance Based Options (“PBO”) previously granted. Mr. Hart was also entitled to the balance of his accrued vacation and personal days valued at $339,000 which was paid to him in October 2016.

The Company will accrue the $10.4 million in severance benefits and vacation differential, remaining stock-based compensation, and related expenses in the fourth quarter of 2016. In accordance with applicable regulations, payment of the severance benefits and vacation differential, stock settlement of the vested RSU, and distribution of Mr. Hart’s deferred compensation balance, will be made to Mr. Hart no earlier than six months and a day after the effective date of the termination.

In connection with Mr. Hart’s termination, the Company’s board of directors appointed Maxim C.W. Webb as President and Chief Executive Officer and to serve as a class III director of the Company, effective as of October 12, 2016, with a term that expires at the Company’s 2017 Annual Meeting of Stockholders, and John T. Perri as Chief Financial Officer. Additionally, each of Mr. Webb and Mr. Perri irrevocably and unconditionally waived their right to receive any bonus payment that would otherwise be payable pursuant to the terms of the Company’s executive bonus plan.

Mr. Hart currently continues to serve as a member of the board of directors of the Company and UCP. However, in October 2016, the Company filed a consent solicitation statement seeking written consents of the shareholders of the Company to remove Mr. Hart as a director of the Company.

Asset Sales:

In August 2016, the Company entered into a purchase and sale agreement to sell the majority of the assets used in its oil and gas operations effective October 1, 2016 for gross proceeds of $10.2 million. After consideration of liabilities assumed by the buyer and escrow holdback of approximately $587,000 for lease title defects that the Company has the right to cure within one year of the date of sale, cash proceeds to the Company were $9.2 million. The purchase and sale agreement provides for a Company guarantee of $1 million for any indemnification claims made by the buyer within one year of the sale. As the carrying value of the assets sold was reduced significantly in prior periods due to impairment losses and depletion charges, the Company will record a gain on sale before income taxes of $8.6 million during the fourth quarter of 2016 that will be reported within the Company’s corporate segment results.

In October 2016, the Company completed a sale of 32 acres of real estate in Fresno, California for cash of $3.4 million. The transaction did not result in any gain or loss as the real estate was previously written down to the estimated sale price during the year ended December 31, 2015, which is further discussed in Note 2 “Real Estate and Tangible Water Assets.”

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

As of September 30, 2016, our business was separated into the following segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Corporate; and
•	Discontinued Agribusiness Operations.

As of September 30, 2016, our major consolidated subsidiaries were (wholly–owned unless noted):

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

Results of Operations — Three and Nine Months Ended September 30, 2016 and 2015

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

PICO Holdings, Inc. Shareholders’ Equity (in thousands):

	September 30, 2016	December 31, 2015	Change
Shareholders’ equity	$334,876	$346,412	$(11,536)
Shareholders’ equity per share	$14.52	$15.04	$(0.52)

The decrease in our shareholders’ equity was primarily due to the comprehensive loss of $11.6 million incurred during the nine months ended September 30, 2016.

Total Assets and Liabilities (in thousands):

	September 30, 2016	December 31, 2015	Change
Total assets	$660,521	$662,085	$(1,564)
Total liabilities	$235,178	$228,081	$7,097

Total assets decreased during the nine months ended September 30, 2016 due to a decrease in cash of $18.5 million used primarily to purchase real estate and pay overhead expenses, and a decrease in goodwill of $4.2 million resulting from an impairment loss recorded due to revised financial forecasts for the Southeast operations, related to the Citizens Homes, Inc. (“Citizens”) acquisition were revised. These decreases were partially offset by an increase in real estate and water assets of $15.2 million and other increases in investments due to appreciation of the portfolio and notes and other receivables.

Total liabilities increased during the nine months ended September 30, 2016 primarily due to the following:

•
an increase of $2.1 million in accounts payable and accrued expenses, primarily related to a $4.2 million increase in real estate liabilities due to higher homebuilding and land development activity, partially offset by $1.2 million reduction in our oil and gas business related to construction accruals and royalties payable;

•	an increase of $1.8 million in our debt balance that was used for the acquisition and development of real estate;

•
an increase of $1.6 million in other liabilities, primarily related to a $2.3 million increase for warranty accruals due to the gross up of such reserves, increases of $746,000 of accrued bonuses and $677,000 in deposits received on closed homes (both related to our real estate segment), which was partially offset by a $2.4 million decrease in the contingent consideration liability related to the Citizens acquisition as income projections for those assets were revised; and

•	an increase of $1.3 million in the deferred compensation liability from security appreciation offset by distributions.

Results of Operations

Revenue

The majority of our recurring revenue was generated in our real estate operation, which records revenue from the sale of residential homes and lots. Our revenue from real estate operations increased during the three months ended September 30, 2016 as the result of a significant increase in the average price of homes sold period over period, and increased during the nine months ended September 30, 2016 as the result of an increase in the number of homes sold and a significant increase in the average price of homes sold period-over-period.

Costs and Expenses

The majority of our costs and expenses were related to cost of real estate and water assets sold. The increase in costs and expenses for the three and nine month ended September 30, 2016 was primarily from an increase in cost of real estate sold in our real estate segment due to the increased number of homes sold year-over-year, and a $4.2 million loss on impairment of goodwill.

Income Taxes

We continued to record a full valuation allowance on our net deferred tax assets and as a result there were minimal income taxes reported during each of the three and nine months ended September 30, 2016 and three months ended September 30, 2015. During the nine months ended September 30, 2015, we recorded a $2.9 million income tax benefit primarily due to the reversal of a taxable temporary difference related to our investment in Mindjet. Such temporary difference reversed during the period due to the impairment loss recorded on the investment. No such benefit was recorded during the three and nine months ended September 30, 2016.

Discontinued Agribusiness Operations

Our discontinued agribusiness loss decreased significantly for the three and nine months ended September 30, 2016 as compared to the three and nine months ended September 30, 2015. The losses reported in 2015 included loss on discontinued operations of $10.2 million and $29.5 million for the three and nine months ended September 30, 2015, respectively, and loss on sale of discontinued operations of $1.3 million and $18.3 million for the three and nine months ended September 30, 2015, respectively. The only material loss in 2016 was additional loss on sale of discontinued agribusiness operations of $1.9 million, primarily related to the resolution of a waste water permit issue in the first quarter of 2016.

Noncontrolling Interests

Noncontrolling interests reported net income of $1 million and $1.7 million for the three months ended September 30, 2016 and 2015, respectively, and net income of $1.7 million and a net loss of $2.4 million for the nine months ended September 30, 2016 and 2015, respectively. The majority of the income during the three months ended September 30, 2016 and 2015, and nine months ended September 30, 2016 was from income reported by UCP. Of the loss reported during the nine months ended September 30, 2015, $1.7 million was attributable to our discontinued agribusiness operations and $555,000 was attributable to the loss reported by UCP.

Comprehensive Income or Loss

We report comprehensive income or loss as well as net income or loss from the condensed consolidated statements of operations and comprehensive income or loss. Comprehensive income measures changes in equity, and includes unrealized items which are not recorded in the condensed consolidated statements of operations.

Water Resource and Water Storage Operations

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenue and other income:
Sale of real estate and water assets	$476	$3,373	$(2,897)	$607	$3,797	$(3,190)
Other	77	95	(18)	206	394	(188)
Total revenue and other income	553	3,468	(2,915)	813	4,191	(3,378)

Cost of sales and expenses:
Cost of real estate and water assets sold	252	946	(694)	316	1,197	(881)
Depreciation and amortization	37	256	(219)	316	781	(465)
Overhead expense	1,040	1,079	(39)	3,345	3,339	6
Project expense	253	353	(100)	1,099	781	318
Segment total expenses	1,582	2,634	(1,052)	5,076	6,098	(1,022)
Loss before income taxes	$(1,029)	$834	$(1,863)	$(4,263)	$(1,907)	$(2,356)

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

Segment Revenue

We did not consummate any significant sales of real estate and water assets in the three or nine months ended September 30, 2016. Revenue in these periods consisted primarily of lease income and option fees. During the third quarter of 2015, we sold 258 acres of real estate and approximately 774 acre-feet of water rights in the Harquahala Valley area of Arizona for cash proceeds of $3.4 million, which generated a gross margin of $2.4 million.

Segment Expenses

Total expenses remained consistent for both the three and nine month periods year-over-year with overhead being the most significant cost reported during the periods. Overhead costs consisted primarily of salaries and benefits, professional fees, office rent and insurance. The cost of real estate and water assets sold decreased year-over-year for both the three and nine month periods due to the aforementioned significant sale of 258 acres of real estate and approximately 774 acre-feet of water rights in the Harquahala Valley area of Arizona.

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

During the nine months ended September 30, 2016 our Arizona Recharge Facility was fully depreciated, reducing our annual operation and maintenance expense related to the site by approximately $1 million annually, of which $879,000 was depreciation. In general, we expect project costs to decrease year-over-year as our assets are essentially fully developed. However, one-time unexpected costs could be incurred occasionally. During the nine months ended September 30, 2016 project expenses increased primarily due to one-time maintenance and legal charges related to our Arizona Recharge Facility and associated water credits, which we do not expect to recur in the future.

If we fail to generate revenue, incur additional expenses beyond expectations, continue to report operating losses, or if expected prices for our water assets fall, we could be required to record additional impairment losses on our real estate, tangible and intangible water assets owned in this segment.

Real Estate Operations

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenue and other income:
Sale of real estate	$95,340	$73,672	$21,668	$246,403	$171,921	$74,482
Other	227	105	122	328	322	6
Total revenue and other income	95,567	73,777	21,790	246,731	172,243	74,488

Cost of sales and expenses:
Cost of real estate sold	78,725	59,680	19,045	201,841	141,369	60,472
Impairment loss on intangible and long-lived assets	4,414		4,414	6,811	274	6,537
General, administrative, and other	4,699	5,566	(867)	19,418	19,016	402
Sales and marketing	4,853	4,692	161	13,948	13,245	703
Segment total expenses	92,691	69,938	22,753	242,018	173,904	68,114
Income (loss) before income taxes	$2,876	$3,839	$(963)	$4,713	$(1,661)	$6,374

As of September 30, 2016, our businesses in the real estate operations segment were primarily conducted through our 56.9% owned subsidiaries UCP, Inc. and UCP, LLC, and its homebuilding and land development operations in California, Washington State, North Carolina, South Carolina, and Tennessee.

During the three and nine months ended September 30, 2016, the overall U.S. housing market continued to show signs of improvement, driven by factors such as continued supply and demand imbalance, low mortgage rates and employment growth. Individual markets continue to experience varying results, as local home inventories, affordability and employment factors strongly influence local markets.

Additionally, we believe that seasonal factors affect the broader housing market as well as our markets (see “Seasonality” in the “Liquidity and Capital Resources” section below). Individual markets continue to experience varying results, as local home inventories, home affordability, and employment factors strongly influence each local market.

Homebuilding and land development are local businesses. As a result, we expect local market conditions will affect our community count, revenue and operating performance. Local market trends are the principal factors that impact our revenue and our revenue-related expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as the expenses that vary with revenue, to generally increase; conversely, when these trends are negative, we expect our revenue and expenses that vary with revenue to generally decline, although in each case the impact may not be immediate or directly proportional. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to reduce or maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Owned and Controlled Lots

The following tables present certain information with respect to our owned or controlled lots, which are pursuant to purchase or option contracts:

	As of September 30, 2016
	Owned	Controlled(1)	Total
West	3,879	303	4,182
Southeast	1,041	820	1,861
Total	4,920	1,123	6,043

	As of December 31, 2015
	Owned	Controlled(1)	Total
West	3,869	415	4,284
Southeast	882	712	1,594
Total	4,751	1,127	5,878
(1) Controlled lots are those subject to a purchase or option contract.

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016		2015	Change
Lots sold	65		65	65		114	(49)
Homes sold	199	202	(3)	563		478	85
Average active selling communities during the period	29	28	1	28		27	1

Revenue (in thousands)
Lot revenue - total	$3,900	$1,116	$2,784	$5,322		$3,156	$2,166
Lot revenue - per lot (average selling price)	$60		$60	$60	(1)	$28	$32

Home revenue - total	$89,840	$70,284	$19,556	$239,480		$163,705	$75,775
Home revenue - per home (average selling price)	$451	$348	$103	$425		$342	$83

General contracting revenue		$2,272	$(2,272)			$5,060	$(5,060)

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$66	$400	$(334)	$803		$892	$(89)
Gross margin percentage - lots	1.7%	35.8%	(34.1)%	15.1%		28.3%	(13.2)%

Gross margin - homes	$16,306	$13,278	$3,028	$43,516		$28,963	$14,553
Gross margin percentage - homes	18.2%	18.9%	(0.7)%	18.2%		17.7%	0.5%

Gross margin total - lots and homes	$16,372	$13,678	$2,694	$44,319		$29,855	$14,464
Gross margin percentage total - lots and homes	17.5%	19.2%	(1.7)%	18.1%		17.9%	0.2%

(1) This average does not include $1.4 million of revenue for the sale of land not previously included in our lot count.

In the following discussion, gross margin is defined as sale of real estate less cost of real estate sold, and gross margin percentage is defined as gross margin divided by sale of real estate.

Third Quarter Segment Revenue and Gross Margin

The year-over-year third quarter increase in total segment revenue was primarily attributable to the following combination of factors:

•	an increase in the average selling price (“ASP”) of homes sold, which was primarily the result of increased deliveries at communities located in areas with higher home prices;

•	an increase in undeveloped lot revenue; and was partially offset by

•	a decrease in the number of homes sold.

The gross margin percentage of homes sold decreased in the third quarter of 2016 as compared to the same period in 2015 primarily due to higher costs of home sales, which was attributable to a change in the mix of selling communities period-over-period, as our current portfolio of selling communities had a relatively higher cost basis than the homes sold during the third quarter of 2015.

The lower gross margin in lot sales for the three months ended September 30, 2016, as compared to the same period in 2015, was the result of a land sale in Bakersfield, California of 65 lots that were impaired, and written down to fair value, in the prior quarter. Although there were no finished lot sales during the third quarter of 2015, we did recognize revenue and the associated cost of goods sold as a result of partially satisfying certain performance obligations related to a land sale from a prior period and we were able to recognize a portion of previously deferred revenue.

Nine Months Segment Revenue and Gross Margin

The increase in first nine months year-over year total segment revenue was primarily attributable to the following combination of factors:

•	an increase in the number of homes sold which was attributable to several factors, including an increase in the number of selling communities and favorable sales pace at certain of those communities;

•	an increase in the ASP of homes sold, which was primarily the result of increased deliveries at communities located in areas with higher home prices; and was partially offset by

•	a decrease in the number of lots sold.

The gross margin percentage of homes sold during the nine months ended September 30, 2016 increased from the nine months ended September 30, 2015 primarily due to a change in the mix of selling communities as our current portfolio of selling communities had a higher ASP than the selling communities we sold during the 2015 period.

For the nine months ended September 30, 2016, our lot sales gross margin percentage decreased, as compared to the same period in 2015, primarily due to an impairment charge during the second quarter of 2016. This land sale closed in the third quarter of 2016 and, as a result of the previous impairment, did not result in a significant gross margin.

During the nine months ended September 30, 2016, UCP recorded an impairment loss of $2.4 million on real estate located in Bakersfield, California, reducing the carrying value to $5.6 million and recorded an impairment loss of $191,000 on real estate located in Charlotte, North Carolina.

Backlog

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at September 30, 2016 was $157.2 million as compared to a backlog of $120.8 million at September 30, 2015. Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

Segment Expenses

Operating expenses increased in total year-over-year during the nine months ended September 30, 2016. This increase is primarily attributable to an increase in the cost of real estate and water assets sold due to an increase in the number of homes delivered and an increase in the average selling price of homes sold. Additionally, there was an increase in impairment losses from the write off of our goodwill. The year-over-year decrease in operating expenses for the three months ended September 30, 2016 was primarily related to the reduction in the contingent consideration liability related to the Citizens assets, which was partially offset by increases in salaries and bonus expenses recorded during the period.

If we report significant or sustained operating losses in the future, or if market conditions deteriorate, we could be required to record impairment losses on our real estate assets.

Corporate

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
Revenue:
Deferred compensation revenue (charges)	$211	$345	$(134)	$495	$890	$(395)
Impairment loss on investment in unconsolidated affiliate			—		(20,696)	20,696
Other	377	501	(124)	1,415	1,895	(480)
Total revenue and other income	588	846	(258)	1,910	(17,911)	19,821

Costs and expenses:
Impairment loss on intangible and long-lived assets	201	727	(526)	201	1,816	(1,615)
Stock-based compensation expense	442	496	(54)	1,308	1,481	(173)
Deferred compensation expense	1,758	90	1,668	2,808	1,086	1,722
Foreign exchange loss	27	22	5	25	198	(173)
General, administrative, and other	2,254	3,085	(831)	7,854	8,756	(902)
Segment total expenses	4,682	4,420	262	12,196	13,337	(1,141)
Loss before income taxes	$(4,094)	$(3,574)	$(520)	$(10,286)	$(31,248)	$20,962

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

Segment Revenue

The year-over-year increase in segment revenue for the nine months ended September 30, 2016 was primarily due to the $20.7 million impairment loss on our investment in Mindjet recorded during the second quarter of 2015, while there was no corresponding loss in the current year.

Included in other income was revenue from our oil and gas operations that increased to $320,000 from $243,000 for the three months ended September 30, 2016 and 2015, respectively, and to $1.1 million from $731,000 for the nine months ended September 30, 2016 and 2015, respectively. The increase in revenue year-over-year was primarily due to significantly higher production volumes of oil and gas, which was partially offset by lower market prices.

Segment Expenses

Excluding deferred compensation expense, segment costs and expenses decreased during the three and nine months ended September 30, 2016 as the Company recorded less stock-based compensation, impairment losses and continued to realize the impact of cost savings measures. The decrease in general, administrative and other expense in each period was the result of decreased salary and benefits expense from a reduction in executive compensation and staffing at the corporate office offset by an increase in legal fees and other costs related to shareholder matters. However, during the fourth quarter of 2016, the Company expects to record significant severance expense related to the termination of PICO’s former President and Chief Executive Officer. See Note 12, “Subsequent Events,” for additional information.

We recorded impairment losses of $201,000 and $1.8 million on our oil and gas wells during the first nine months of 2016 and 2015, respectively. An analysis based on current pricing of crude oil and gas, estimated oil and gas reserves, and ongoing expenses for the wells determined that the capitalized costs of the wells would not be recovered from the estimated future cash flows. The impairment loss reduced the assets down to their estimated fair values. In October 2016, we sold the majority of our oil and gas assets. See Note 12, “Subsequent Events,” for additional information. We do not expect to allocate any additional capital to our oil and gas venture, and the remaining carrying value of the assets is not significant.

Deferred compensation expense increased to $2.8 million from $1.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase was due to appreciation of the marketable securities in the portfolio during the nine months ended September 30, 2016.

It is reasonably possible given the volatile nature of software, biopharmaceutical, and the oil and gas industries that circumstances may change in the future which could require us to record additional impairment losses on our investments in small businesses included in this segment.

Discontinued Agribusiness Operations

Thousands of dollars	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue and other income (loss):
Sales of canola oil and meal		$9,600		$82,267
Other		18		(50)
Total revenue and other income		9,618		82,217

Cost of goods sold:
Cost of canola oil and meal sold		8,738		79,763
Depreciation		18		4,360
Other direct costs of production		1,155		5,938
Total cost of goods sold		9,911		90,061
Depreciation				95
Impairment loss on intangible and long-lived assets				1,875
Interest		428		3,259
Plant costs and overhead	$18	9,504	$102	16,447
Segment total expenses	18	19,843	102	111,737
Loss before income taxes	$(18)	$(10,225)	$(102)	$(29,520)

We sold substantially all of the assets used in our agribusiness operations in 2015 and as a result, we no longer operate an agribusiness segment. We have classified our agribusiness operations as a discontinued agribusiness operation in the accompanying condensed consolidated financial statements. Although there are outstanding issues to resolve with respect to this sale, as of September 30, 2016, we do not expect to record any other significant expenses related to the operations or sale of our discontinued agribusiness operations. However, any future adjustments to the sale price, including resolution of possible indemnification obligations above our initial expectations, and any other costs and expenses incurred in connection with the disposition of the business will be reported within our discontinued agribusiness operations.

Liquidity and Capital Resources — Nine Months Ended September 30, 2016 and 2015

Cash Flow

At September 30, 2016, our assets consisted primarily of real estate and tangible and intangible water assets, cash and cash equivalents, and investments in publicly-traded securities. Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at September 30, 2016 were as follows:

•	Water resource and water storage operations segment held cash of $373,000.
•	Real estate operations segment held cash of $27.6 million.
•
Corporate segment held cash of $9.9 million and marketable equity and debt securities with a market value of $20.5 million and $4.4 million, respectively. The securities are held in deferred compensation rabbi trusts accounts that will be used to pay the related and offsetting deferred compensation liabilities although such assets could be used to pay creditors if needed. We expect to distribute a portion of the deferred compensation balance in April 2017 having a value of approximately $22.8 million at September 30, 2016. See Note 12, “Subsequent Events” for additional information.

•	Discontinued agribusiness operations segment held cash of $438,000.

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

Certain of our debt agreements in our real estate operations contain various significant financial covenants, with each of which we were in compliance with at September 30, 2016, as follows:

1) Certain of our real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require us to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, we may be required to make principal payments in order to maintain the required loan-to-value ratios. As of September 30, 2016, the lenders have not requested, and we have not obtained, any such appraisals.

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

UCP is actively considering three primary alternatives to meet their obligations with respect to the senior notes that mature in October 2017. UCP may seek to extend the maturity of the senior notes or refinance the senior notes with new senior notes, including the option to arrange new senior notes in the public or private capital markets if conditions are favorable. UCP may also seek to refinance the senior notes on a leverage neutral basis, by seeking to increase the amount of borrowings available under their acquisition, development and construction loans, which are secured by their real estate inventories. Finally, UCP’s cash position, which they believe we will continue to grow prior to maturity of the senior notes, may be used to meet a portion of their obligations with respect to the senior notes. Alternatively, UCP may choose to combine some or all of these, or other, potential sources of capital to meet their obligations with respect to the senior notes. UCP’s determination of how to meet their obligations with respect to the senior notes and their success in so doing, will depend upon various factors, including general market conditions, conditions in the credit markets, UCP’s financial position, operating performance, the value of UCP’s land inventories and prospects.

Corporate

On October 10, 2016, John R. Hart’s employment as President and Chief Executive Officer of the Company was terminated, effective as of October 12, 2016.  As a result, we will accrue $10.4 million in severance benefits and vacation differential, remaining stock-based compensation, and any related expenses in the fourth quarter of 2016. In accordance with applicable regulations, we will be required to pay such severance benefits and vacation differential, stock settle the vested RSU, and distribute Mr. Hart’s deferred compensation balance (which was valued at approximately $22.8 million as of September 30, 2016), no earlier than six months and a day after the effective date of the termination. See Note 12, “Subsequent Events,” for additional information.

Our corporate segment generated a modest amount of cash flow from the sale of oil and gas production from our wells in Colorado. During October 2016, we sold a majority of these assets for gross proceeds of $10.2 million. After certain holdbacks and consideration of liabilities assumed by the buyer, we received $9.2 million in cash with the potential to receive an additional $587,000 if and when certain title defects are corrected. See Note 12, “Subsequent Events” for additional information. We do not expect to reinvest the proceeds or fund any additional capital into our oil and gas operations and expect to be completely out of the oil and gas business within six to nine months as we attempt to sell the remaining wells and leases.

Due to the depressed prices of oil and gas, we recorded impairment losses on our oil and gas assets during the nine months ended September 30, 2016 and September 30, 2015. It is reasonably possible that we will continue reporting operating and impairment losses from our oil and gas operations and remaining assets, although the remaining carrying value of such assets is immaterial.

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

Specified amounts of the operational escrow related to proposed amendments to two environmental permits. We resolved the air quality issue and had the $2.4 million escrowed amount released to us in October 2015. However, during the nine months ended September 30, 2016, we were notified that the relevant regulatory authorities had not approved the waste water permit at the levels required under the sale agreement. Consequently, the remaining $1.8 million operational escrow amount was released to CHS Inc. (“CHS”) in full satisfaction of the matter resulting in us recording the amount as additional loss on the sale of our discontinued operations for the nine months ended September 30, 2016.

We have also guaranteed up to $8 million for any indemnification claims in excess of the $6 million general indemnification escrow pursuant to the terms of a guaranty agreement by and between us and CHS, which was executed at the closing. This guaranty will remain in force for five years from the date of sale.

Consolidated Cash and Securities

At September 30, 2016, we had unrestricted and available cash and securities of $9.7 million, which could be used for general corporate purposes. At December 31, 2015, we had unrestricted and available cash and securities of $13.1 million.

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

Cash Flow

The following is a summary of our cash flows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities - continuing operations	$(17,798)	$(58,060)
Operating activities - discontinued agribusiness operations	(508)	(17,462)
Total operating activities	(18,306)	(75,522)

Investing activities - continuing operations	(727)	4,696
Investing activities - discontinued agribusiness operations	8	100,098
Total investing activities	(719)	104,794

Financing activities	16	(50,323)
Decrease in cash and cash equivalents	$(19,009)	$(21,051)

Cash Flows From Operating Activities

The principal operating cash outflows from continuing operations for the first nine months of 2016 were $225.4 million used to acquire and develop real estate and residential lots and housing and $36.7 million used for overhead and various project expenses. Our cash inflows from continuing operations were $243.2 million from sales of residential real estate and lots. Our discontinued agribusiness operations did not have any significant uses of cash during the first nine months of 2016.

The principal operating cash outflows from continuing operations for the first nine months of 2015 were $200.2 million in cash to acquire and develop real estate and residential lots and housing and $36.2 million for overhead and various project expenses. Our cash inflows from continuing operations were $172.5 million from sales of residential real estate and lots, $3.9 million from sales of water assets, and $1.6 million from sales of oil and gas and other operational income. Our discontinued agribusiness operations used $79.3 million for purchases of canola seed and $19.9 million for overhead and various other plan expenses, offset by $82 million provided from the sales of canola oil and meal during the first nine months of 2015.

Cash Flows From Investing Activities

We did not have any significant cash flows from investing activities in our continuing operations or discontinued agribusiness operations for the first nine months of 2016.

Our primary cash inflows from investing activities of continuing operations for the first nine months of 2015 included $8.4 million from the sale and maturity of debt and equity securities, offset by $1.8 million used to purchase debt and equity securities and $2 million used to purchase property, plant, and equipment. During the first nine months of 2015, investing activities from our discontinued agribusiness operations provided $95.1 million in net proceeds from the sale of our discontinued agribusiness operations, which was comprised of gross proceeds from the sale from the sale of $105.3 million less $10.2 million held back in the operational escrow, and $5 million in cash released from a debt service reserve account.

Cash Flows From Financing Activities

Our financing activities provided cash of $106.7 million during the first nine months of 2016, from draws on our debt arrangements, which was used primarily to fund the acquisition and development of our real estate projects. We used cash of $105.5 million primarily to repay mortgage debt when certain real estate properties were sold.

Financing activities, including discontinued agribusiness operations, used cash of 50.3 million during the first nine months of 2015, primarily due to repayments of debt of $174.5 million, including $96.6 million paid on debt arrangements in our discontinued agribusiness operations and $77.9 million of mortgage debt repaid when certain real estate properties were sold. These uses of cash were offset by cash proceeds of $125.3 million provided from our debt arrangements, including $12.7 million from our working capital line of credit within our discontinued agribusiness operations and $112.6 million used primarily to fund the acquisition and development of our real estate projects.

Our outstanding debt held by our continuing operations at September 30, 2016 was $157.8 million all of which is in UCP and included various types of debt financing incurred for the acquisition, development and construction of real estate inventories and construction of homes, and the senior notes were also for general corporate purposes and working capital. Often, these debt obligations are secured by the underlying real estate. Certain loans are funded in full at the initial loan closing and others are revolving facilities. Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements, other than those disclosed in this Form 10-Q, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

At September 30, 2016, we had $4.4 million of marketable debt securities and $20.5 million of marketable equity securities, and at December 31, 2015, we had $4.5 million of debt securities and $18.1 million of marketable equity securities, which were subject to market risk.

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

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At September 30, 2016 and September 30, 2015 the model did not calculate a material loss in fair value. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of $4.1 million and $3.7 million at September 30, 2016 and 2015, respectively, which would reduce the unrealized appreciation in equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of September 30, 2016, the total cost of the pipeline project, including our water credits, (net of impairment losses incurred to date) carried on our balance sheet is approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets.

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

As of September 30, 2016, UCP had approximately $157.8 million of outstanding debt. UCP’s substantial outstanding indebtedness, and the limitations imposed on UCP by the instruments and agreements governing its outstanding indebtedness, could have significant adverse consequences, including the following:

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

•	UCP’s vulnerability to general adverse economic and industry conditions may be increased;

•	approximately $78.2 million of UCP’s indebtedness bears interest at variable rates, which exposes it to increased interest expense in a rising interest rate environment;

•	UCP may be at a competitive disadvantage relative to its competitors that have less indebtedness;

•	UCP’s flexibility in planning for, or reacting to, changes in their business and the markets in which UCP operates may be limited; and

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of September 30, 2016, we had federal and state net operating loss carryforwards of approximately $139.6 million and $193.4 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

* We may not be able to retain key management personnel we need to succeed, which could adversely affect our ability to successfully operate our businesses.

To run our day-to-day operations and to successfully manage our businesses we must, among other things, continue to retain key management. We rely on the services of a small team of key executive officers. If they depart, it could have a significant adverse effect upon our business. Also, increased competition for skilled management and staff employees in our businesses could cause us to experience significant increases in operating costs and reduced profitability.

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

PICO HOLDINGS, INC.

Date:	November 1, 2016	By: /s/ John T. Perri
John T. Perri
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)