Form 10-K
period 2016-12-31
PICO HOLDINGS INC /NEW
filed 2017-03-03
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☒

At June 30, 2016, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2016) was $192.8 million, which excludes shares of common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s common stock outstanding at June 30, 2016. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.

On February 17, 2017, the registrant had 23,072,403 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

As of December 31, 2016, our business was separated into the following segments:

•	Water Resource and Water Storage Operations;
•	Real Estate Operations;
•	Corporate; and
•	Discontinued Agribusiness Operations.

As of December 31, 2016, our major consolidated subsidiaries were (wholly-owned unless otherwise noted):

•
Vidler Water Company, Inc. (“Vidler”) which owns water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico; and

•
UCP, Inc. (“UCP”), a 56.8% owned subsidiary which is a homebuilder and land developer in markets located in California and Puget Sound area of Washington State, North Carolina, South Carolina and Tennessee.

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

Our Water Resource and Water Storage Operations

Vidler is primarily focused on selling our existing water rights and storage credits that we own in the southwestern United States. In this operation, we developed new sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, acquired unappropriated (previously unused) water, or discovered new water sources based on science and targeted exploration. We are not a water utility, and do not currently intend to enter into regulated utility activities.

A water right is the legal right to divert water and put it to beneficial use. Water rights are real property rights which can be bought and sold and are commonly measured in acre-feet, which is a measure of the volume of water required to cover an area of one acre to a depth of one foot and is equal to 325,850 gallons. The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be moved from one location to another. We believe we have purchased water rights at prices consistent with their then current use, which was typically agricultural in nature, with the expectation that the value would increase as we converted the water rights through the development process to a higher use, such as municipal and industrial use. We acquired and developed water resources with the expectation that such water resources would be the most competitive source of water (the most economical source of water supply) to support new growth in municipalities or new commercial and industrial projects.

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

The development of our water assets required significant capital and expertise. A complete project, from acquisition, through development, permitting, and sale is a long-term endeavor. Typically, in the regions in which we operate, new housing, commercial and industrial developments require an assured water supply (for example, in Arizona, access to water supplies for at least 100 years is required) before a permit for the development will be issued.

We have acquired or developed water rights and water related assets in Arizona, Idaho, Nevada, Colorado, and New Mexico. We also developed and operated our own water storage facility near Phoenix, Arizona, utilize water storage capacity operated by third parties in Arizona, and “bank,” or store, water with municipalities in Nevada and New Mexico.

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

•
selling our stored water to state agencies, commercial developers or municipalities that have either exhausted their existing water supplies or require reserves for future water obligations, or, in instances where our water represents the most economical source of water, for their commercial projects or communities; and

•	leasing our water, farmland or ranch land while further developing the water resource.

We owned the following significant water resource and water storage assets at December 31, 2016:

Fish Springs Ranch

We own a 51% membership interest in, and are the managing partner of, Fish Springs Ranch, LLC (“FSR”), which owns the Fish Springs Ranch and other properties totaling approximately 7,313 acres in Honey Lake Valley in Washoe County, approximately 40 miles north of Reno, Nevada. FSR also owns 12,984 acre-feet of permitted water rights related to the properties of which 7,984 acre-feet are designated as water credits, transferable to other areas within Washoe County (such as Reno and Sparks) to support community development. Currently, there is no regulatory approval to export the additional 5,000 acre-feet per year of water from FSR to support development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future. To date, we have funded all of the operational expenses, development, and construction costs incurred in this partnership. We are entitled to recover the amount we have funded and in addition, we are entitled to receive an annual financing cost of the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points from funding of the pipeline related expenditures, as we generate revenue from the sale of FSR water credits.

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

Carson/Lyon

The capital of Nevada, Carson City, and Lyon County are located in the western part of the state, close to Lake Tahoe and the border with California. While Carson City’s housing growth has been and is expected to be minimal due to land constraints, there is planned growth for the Dayton corridor, directly east of Carson City. The planned growth in this area is anticipated to be driven by the employment growth at the Tahoe Reno Industrial Center (“TRIC”) and the construction of the extension of the USA Parkway, scheduled to be completed by late 2017. The USA Parkway connects Interstate route 80 to TRIC and the extension will connect Interstate route 80 and TRIC to U.S. route 50 near Silver Springs, Lyon County. There are currently few existing water sources to support future growth and development in the Dayton corridor area and Vidler has been working with Carson City and Lyon County for several years on ways to deliver water to support this expected growth.

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

While Arizona is the only southwestern state with surplus flows of Colorado River water available for storage, in recent years there has been little to no surplus flows available to us as drought conditions have reduced the flow of the Colorado River and other water users have fully utilized their water allocations. In the future, we do not anticipate purchasing and storing surplus flows of Colorado River water and we have discontinued using the recharge element of the storage site. At December 31, 2016, we had LTSCs of approximately 251,000 acre-feet of water in storage at the facility. To date, we have not generated any revenue from selling our stored water at this facility.

Phoenix AMA Water Storage

As of December 31, 2016, we owned approximately 157,000 acre-feet of LTSCs stored in the Arizona Active Management Area (“AMA”), 126,000 acre-feet of which is in the Roosevelt Water Conservation District (“RWCD”). For the purposes of storing water, the RWCD is part of the Phoenix AMA, which corresponds to the Phoenix metropolitan area. Accordingly, water stored in the AMA may be recovered and used anywhere in the AMA and could have a variety of uses for commercial developments within the Phoenix metropolitan area. During 2011 and 2012 we acquired additional LTSCs in RWCD and also LTSCs in five other storage sites in the AMA. All of the storage sites we utilize within the AMA are operated by third parties.

In December 2016, we signed two purchase and sale agreements for the sale of a total of 100,000 acre-feet of LTSCs for gross proceeds of $25 million. The sales closed in the first quarter of 2017 and will result in reported income before income taxes of approximately $12.5 million.

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

On April 15, 2010, Lincoln/Vidler and the Nevada State Engineer announced that we entered into a Settlement Agreement with respect to litigation between the parties regarding the amount of water to be permitted in the Tule Desert Groundwater Basin. The Settlement Agreement resulted in the granting to Lincoln/Vidler of the original application of 7,240 acre-feet of water rights with an initial 2,900 acre-feet of water rights available for sale or lease by Lincoln/Vidler. The balance of the water rights (4,340 acre-feet) is the subject of staged pumping and development over the next several years to further refine the modeling of the basin and potential impacts, if any, from deep aquifer pumping in the remote, unpopulated desert valley in Lincoln County, Nevada.

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

The following table summarizes our other water rights and real estate assets at December 31, 2016:

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

Located in Lincoln County.
Water rights and land are available to support development through sale, lease, or partnering arrangements.
Muddy River	267 acre-feet of water rights. Located 35 miles east of Las Vegas.	Currently leased to Southern Nevada Water Authority through September 30, 2018.
Dodge Flat	1,428 acre-feet of permitted municipal and industrial use water rights, and 1,068 acres of land. Located in Washoe County, east of Reno.
Water rights and land are available for sale, lease or other partnering arrangements.

In November 2014, we entered into an option agreement with a solar developer for the potential development of a solar power project of up to 180 megawatts.

Colorado:
Tunnel	Approximately 161 acre-feet of water rights. Located in Summit County (the Colorado Rockies), near Breckenridge.	61 acre-feet of water leased under long term leases. 100 acre-feet are available for sale or lease.
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

Lower Rio Grande Basin	Approximately 1,261 acre-feet of agricultural water rights. Located in Dona Ana and Sierra Counties.	Water is available for sale, lease or other partnering opportunities. In 2014, we entered into a long term lease for a portion of these water rights.
Middle Rio Grande Basin	Approximately 85 acre-feet of municipal rights together with an option to purchase an additional 16 acre-feet. Located in Santa Fe and Bernalillo Counties.	Water is available for sale, lease, or other partnering opportunities.

Our Real Estate Operations

Our real estate operations are primarily conducted through UCP, a homebuilder and land developer with land acquisition and entitlement expertise in California, Washington State, North Carolina, South Carolina and Tennessee.

We formed UCP, LLC, the predecessor company to UCP, in 2007 with the objective of acquiring attractive and well-located finished and partially-developed residential lots, primarily in select California and Washington markets. In 2010, UCP, LLC formed Benchmark Communities, LLC (“Benchmark”) to design, construct and sell high quality single-family homes on certain of the lots owned by UCP, LLC.

On July 23, 2013, UCP, Inc. completed an initial public offering (“IPO”). Since our acquisition of UCP, LLC and through the completion of UCP’s IPO, UCP, LLC operated as a wholly owned subsidiary of the Company. Subsequent to the IPO, we have held a majority of the voting power of UCP, Inc. and of the economic interests of UCP, LLC, the subsidiary through which we operate our business. As of December 31, 2016, we owned 56.8% of the voting interest in UCP, Inc. and we owned 56.8% of the economic interests of UCP, LLC and UCP, Inc. owned 43.2% of the economic interests of UCP, LLC.

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

As of December 31, 2016, we owned or controlled 6,638 lots, providing us with significant lot supply, which we believe will support our business strategy for a multi-year period. We believe that our sizable inventory of well-located land provides us with a significant opportunity to develop communities and design, construct, and sell homes under our Benchmark Communities brand. While we expect to opportunistically sell select residential lots to third-party homebuilders when we believe that will maximize our returns or lower our risk, we expect that homebuilding and home sales will constitute our primary means of generating revenue growth for the foreseeable future. As of December 31, 2016, we had 121 completed homes (including 61 model homes) and 400 under construction homes (including 5 model homes).

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

Homebuilding, Marketing and Sales Process

Homebuilding is a local business. As a result, we focus on the unique characteristics of each market and submarket. Each of our markets is managed locally by a division president who has a deep understanding of the local market, including our competition. Additionally, our division presidents maintain a broad network of relationships with land sellers, land developers, subcontractors and realtors.

In order to balance construction capacity with consumer demand, we release homes for sale in small phases, usually four to eight homes. We use sales prices as the lever to maintain equilibrium between capacity and demand. In markets where demand is out-pacing construction capacity we have been able to raise prices and improve gross margins. From time to time we may identify specific communities where demand has lagged construction capacity. In these cases, we have used incentives in order to increase demand.

We utilize a construction methodology that allows us to standardize the time of new home starts in order to reduce labor and material costs and the administrative inefficiencies in the construction process. Our even flow method provides visibility to our material suppliers, vendors and subcontractors, helping them balance their labor and material needs consistently over time, which we believe results in higher-quality craftsmanship and lower production costs. Our even flow method provides us with enhanced visibility, oversight and control of our production process, staffing and cash flow requirements. As a result, we believe that we are able to more effectively manage our working capital and borrowing needs.

Generally, we seek to pre-sell homes before we commence construction. This allows customers to choose certain structural and finish options and often offers us higher profitability as compared to homes that are constructed prior to identifying a buyer. Pre-sold homes often result in superior customer satisfaction and higher gross margins. During periods of strong demand, we have been successful in pre-selling a majority of our homes before construction begins. Given our even flow method, when there is an opportunity to start construction of a home that is not yet sold we will do so in order to have homes available for customers who would like to move into a new home quickly. Homes that are under construction or completed that are not yet sold are attractive to customers who are renting, who are relocating, and who have had or are having a major change in their lives such as marriage, birth of a child or divorce. Homes that are unsold and under construction or completed allow us to compete more aggressively with the resale market where time from contract to close is usually 45 to 60 days.

We routinely monitor and actively manage our production process to align our inventory with prevailing and expected future home absorption trends. In the event our inventory begins to build faster than homes are sold, we will typically reduce or halt the start of any additional unsold homes in order to bring our supply in balance with consumer demand. This allows us to more efficiently manage our inventory and asset levels as well as our capital needs with the objective of improving our overall return metrics.

Our sales and marketing process uses extensive advertising and promotional strategies, including Benchmark Communities’ website, community marketing brochures, and the use of billboards and other roadside signage. Brokerage operations are conducted through our wholly owned subsidiaries in each state.

We typically staff two sales professionals at each of our communities. Our in-house sales teams have offices in their respective model home complex and are responsible for selling homes, interfacing with customers between the time a sales contract is executed and the home sale closes, and coordinating with our escrow management department. Our sales personnel work with potential buyers to determine their unique needs and then by demonstrating the functionality and livability of our homes with floor plans, price information, development and construction timetables, tours of model homes and the selection of amenities. Our sales personnel are internally trained, generally have prior experience selling new homes in their respective markets, and are licensed by applicable real estate oversight agencies.

Model homes are one of our primary sales tools. Depending on the amount of time we expect it will take to complete sales at a community and the number of different homes we are offering, we typically build between two and four model homes. Our marketing staff uses interior designers, architects and color consultants to create model homes designed to appeal to our targeted buyer segments. Our models typically include features that are included in the base price of the particular home model, and options and upgrades that a home buyer may elect to purchase. We often use an on-site design center that offers our customers the opportunity to purchase various options and upgrades and provides additional revenue opportunities for us.

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

Warranty Program

We provide a “fit and finish” warranty on our home sales that covers workmanship and materials consistent with local market custom (two years in the West homebuilding segment and one year in the Southeast homebuilding segment). As is customary in the homebuilding industry, our trade partners who build our homes are contractually obligated to provide warranty repairs inside the fit and finish warranty period, including structural and water intrusion repairs up the to the period designated by the relevant state statute.

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

Land Development

As a homebuilder and land developer, we are positioned to either build new homes on our lots or to sell our lots to third-party homebuilders. While our business plan emphasizes building new homes, we proactively monitor market conditions and our operations allow us to opportunistically sell a portion of our lots to third-party homebuilders if we believe that will maximize our returns or lower our risk. We believe that our ability and willingness to opportunistically build on or sell our lots to third-party homebuilders afford us the following important advantages:

•	exploit periods of cyclical expansion by building on our lots;

•	manage our operating margins and reduce operating income volatility by opportunistically selling lots as operating performance and market conditions dictate; and

•	manage operating risk in periods where we anticipate cyclical contraction by reducing our land supply through lot sales.

We benefit from the long-standing relationships our executive management team at UCP has with key land owners, brokers, lenders, as well as development and real estate companies in our market. These relationships have provided opportunities to evaluate and privately negotiate acquisitions outside of a broader marketing process. In addition, we believe that our financial position, positive reputation in our markets among potential land sellers and brokers, as well as our track record of acquiring lots since 2008, provide land sellers and brokers confidence that we will consummate transactions in a highly professional, efficient and transparent manner. Our ability to regularly do so in turn strengthens these relationships for future opportunities. We believe our relationships with land owners and brokers will continue to provide opportunities to source land acquisitions prior to a full marketing process, helping us to maintain a significant pipeline of opportunities on favorable terms and prices.

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

We leverage our relationships with land owners, brokers, developers and financial institutions, and our history of purchasing land, to seek the “first look” at land acquisition opportunities or to evaluate opportunities before they are broadly marketed. We use a variety of transaction structures, including purchase and option contracts, to maximize our risk-adjusted return, with particular emphasis on reducing our risk, conserving our capital while accommodating the particular needs of each seller.

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

Owned and Controlled Lots

The following tables present certain information with respect to our owned or controlled lots, which were pursuant to purchase or option contracts:

	As of December 31, 2016
	Owned	Controlled(1)	Total
West	3,205	870	4,075
Southeast	826	1,737	2,563
Total	4,031	2,607	6,638

	As of December 31, 2015
	Owned	Controlled(1)	Total
West	3,869	415	4,284
Southeast	882	712	1,594
Total	4,751	1,127	5,878

(1)	Controlled lots are those subject to a purchase or option contract.

Our Financing Strategy

We intend to use debt and equity as part of our ongoing financing strategy at UCP, coupled with redeployment of cash flows from continuing operations. This strategy provides us with the financial flexibility to access capital on attractive terms. In that regard, we expect to employ prudent levels of leverage to finance the acquisition and development of our lots and construction of our homes. We attempt to match the duration of our real estate assets with the duration of the capital that finances each asset.

Our debt in this segment is primarily comprised of senior notes due on October 21, 2017, and project-level secured acquisition, development and construction loans. Substantially all of UCP’s project debt is guaranteed by UCP, LLC and UCP, Inc. We consider a number of factors when evaluating the level of our debt, and when making decisions regarding additional borrowing, including the purchase price of assets to be acquired with debt financing, the estimated market value of our assets, the expected asset’s duration, and the ability of particular assets to generate cash flow to cover the expected debt service.

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

We compete directly with a number of large national homebuilders who are larger and may have greater financial and operational resources. This may give our competitors an advantage in marketing their products, securing materials and labor at lower prices, purchasing land and allowing their homes to be delivered to customers more quickly and at more favorable prices. This competition could reduce our market share and limit our ability to expand our business.

Our Corporate Segment

Our corporate segment includes our residual investments in small businesses which have typically been venture capital-type situations. In addition, the segment includes the results of deferred compensation investment assets held in trust for the benefit of certain current and former officers and the corresponding and offsetting deferred compensation liabilities, and corporate overhead expenses.

The following are the most significant investments in small businesses that we currently own:

We own common and preferred stock of, and have made a loan to Mindjet Inc. (“Mindjet”), a privately held company located in San Francisco, California that provides software to help business innovation by providing a framework to build sustainable, predictable, and repeatable innovation processes. The investment balances in Mindjet are held at cost and included in investments in our consolidated financial statements while the outstanding loan balance is included in other assets. At December 31, 2016, we controlled 19.3% of the voting stock of the company and the carrying value of our total investment in Mindjet was $2.3 million, comprised of $1.3 million in preferred stock and a loan of $1 million.

We operate Mendell Energy, LLC (“Mendell”), a wholly owned oil and gas venture which owns and operates oil and gas leases, primarily located within the Wattenberg Field in Colorado. In August 2016, we entered into a purchase and sale agreement to sell the majority of the assets of Mendell for gross proceeds of $9.6 million. After the sale of the majority of the assets, we own an insignificant amount of oil and gas leases, some of which were sold during the first quarter of 2017. See Note 11 “Related- Party Transactions” for additional information. At December 31, 2016, we had a net carrying value of $9.7 million in Mendell which primarily consisted of unrestricted cash.

We own preferred stock in Synthonics, a preclinical stage biopharmaceutical company focused on the development and discovery of patentable small molecule drugs that incorporate a metal coordination chemistry. The company targets approved drugs, advanced clinical candidates or previously studied compounds with pharmacokinetic properties that are believed to limit the drugs’ clinical safety, tolerability or efficacy and can be improved through metal coordination. Metal coordination entails attaching a pharmaceutically acceptable metal, such as magnesium, calcium, zinc or bismuth, to an active agent to create a new, patentable compound. The company believes its approach enables more efficient and less expensive drug discovery and clinical development than conventional drug research and development approaches. The company intends to license one or more of the drugs to integrated pharmaceutical companies that would assist in the development of such drugs and assume responsibility for their approval, marketing and distribution. However, they have not commercialized any products or generated any significant revenue to date, and expect to incur operating losses into the foreseeable future. Mr. Slepicka, a former non-employee director of our Company, co-founded Synthonics and is currently their Chairman, Chief Executive Officer and acting Chief Financial Officer. Mr. Slepicka resigned as a member of the Company’s Board of Directors effective July 27, 2016. At December 31, 2016, we owned 18.2% of the voting interest of the company. We made our initial investment in Synthonics during 2010 when we purchased 273,229 shares of series D convertible voting preferred stock for $2.1 million. In 2013, we invested $110,000 for an additional 15,000 shares of the same series D convertible voting preferred stock. In February 2014, we initiated a $400,000 line of credit to Synthonics which bore interest at 15% per annum and in May 2014, we increased the line to $450,000. The outstanding balance of the line of credit and accrued interest was repaid in April 2015. During the fourth quarter of 2016, we recorded an impairment loss on of our investment reducing the carrying value to zero.

It is reasonably possible given the volatile nature of the software industry that circumstances may change in the future which could require us to record impairment losses on our investments included in this segment.

Employees

At December 31, 2016, PICO had 234 employees, including 203 at UCP.

Executive Officers

The executive officers of PICO are:

Name	Age	Position
Maxim C. W. Webb	55	President, Chief Executive Officer and Chairman of the Board
John T. Perri	47	Chief Financial Officer and Secretary

Mr. Webb has served as our President, Chief Executive Officer, and as a member of our board of directors since October 2016. Effective December 2, 2016, Mr. Webb was appointed Chairman of the Board of Directors. Mr. Webb also serves as a director of UCP, Inc. (since May 2013) and as an officer of Vidler Water Company, Inc. (since 2001). He has served in various capacities since joining our company in 2001, including Chief Financial Officer, Treasurer, Executive Vice President and Secretary from 2001 to October 2016.

Mr. Perri has served as our Chief Financial Officer and Secretary since October 2016. He has served in various capacities since joining our company in 1998, including Vice President, Chief Accounting Officer from 2010 to October 2016, Financial Reporting Manager, Corporate Controller and Vice President, Controller from 2003 to 2010.

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

The homebuilding industry experienced a significant and sustained downturn in recent years having been impacted by factors that include, but are not limited to, weak general economic and employment growth, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, and tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets where a substantial amount of our real estate and water assets are located, including the states of Nevada, Arizona, California, Colorado, and New Mexico. However, in 2012, we noted a significant improvement in the housing market which led to increased levels of real estate development activity. The continuation of the recent improvement in residential and commercial real estate development process and activity is essential for our ability to generate operating income in our water resource and water storage, and land development and homebuilding businesses. We are unable to predict whether and to what extent this recovery will continue or its timing. Any future slow-down in real estate and homebuilding activity could adversely impact various development projects within the markets in which our real estate and water assets are located and this could materially affect the demand for and the fair value of these assets and our ability to monetize these assets. Declines and weak conditions in the U.S. housing market have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses in prior years and could do so in the future.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At December 31, 2016, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 157,000 acre-feet of water stored in the Phoenix Active Management Area at December 31, 2016. We have not stored any water on behalf of any customers and as of December 31, 2016, had not generated any material revenue from the recharge facility or from the water stored in the Phoenix Active Management Area. We believe that the best economic return on the assets arises from storing water when surplus water is available and selling this water in periods when water is in more limited supply. However, we cannot be certain that we will ultimately be able to sell the stored water at a price sufficient to provide an adequate economic profit, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of December 31, 2016, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Furthermore, we believe the principal buyers of this water are likely real estate developers who are contending with the effects of the current weak demand that exists for new homes and residential development in this area. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets.

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

We currently use, and expect to continue to use, debt to finance a portion of the cost of constructing our homes and acquiring and developing our lots. Such debt is primarily comprised of project-level secured acquisition, development and construction loans, with recourse limited to the securing collateral.

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

* UCP has substantial indebtedness, which may exacerbate the adverse effect of any declines in UCP’s business, industry or the general economy and exposes UCP to the risk of default. UCP may be unable to service their debt.

As of December 31, 2016, UCP had approximately $161.7 million of outstanding debt. UCP’s substantial outstanding debt, and the limitations imposed on UCP by the instruments and agreements governing its outstanding indebtedness, could have significant adverse consequences, including the following:

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

•	UCP may be unable to refinance its debt at maturity or the refinancing terms may be less favorable than the terms of their original debt;

•	UCP may be forced to dispose of one or more of their properties, possibly on unfavorable terms or in violation of certain covenants to which UCP may be subject;

•
UCP may be required to maintain certain debt and coverage and other financial ratios at specified levels, which may limit their ability to obtain additional financing in the future, thereby reducing their financial flexibility to react to changes in their business;

•	UCP’s vulnerability to general adverse economic and industry conditions may be increased;

•	approximately $81.3 million of UCP’s debt bears interest at variable rates, which exposes it to increased interest expense in a rising interest rate environment;

•	UCP may be at a competitive disadvantage relative to its competitors that have less debt;

•	UCP’s flexibility in planning for, or reacting to, changes in their business and the markets in which UCP operates may be limited; and

•
UCP may default on its debt by failure to make required payments or to comply with certain covenants, which could result in an event of default entitling a creditor to declare all amounts owed to it to be due and payable, and possibly entitling other creditors (due to cross-default or cross-acceleration provisions) to accelerate the maturity of amounts owed to such other creditors or, if such debt is secured, to foreclose on UCP’s assets that secure such obligation.

In addition, in October 2014, UCP completed a private offering of $75 million in aggregate principal amount of 8.5% Senior Notes, which mature on October 21, 2017 (the “2017 Notes”). UCP’s ability to satisfy this maturity when it becomes due will depend on its future operating performance and financial results, which will be subject, in part, to factors beyond its control, including interest rates and general economic, financial and competitive conditions. UCP’s sources of capital to satisfy this maturity may include retained capital, the issuance of equity securities, debt financing and refinancing, and asset sales or a combination of any of the foregoing. However, no assurance can be given that any of these sources of capital will be available to UCP on favorable terms, or at all, or that such sources will enable UCP to be able to satisfy this maturity. Any refinancing of the 2017 Notes may be on terms less favorable than those applicable to the 2017 Notes. As a result, we can provide no assurance that UCP will be able to refinance or repay the 2017 Notes. UCP’s failure to refinance or repay the 2017 Notes at their stated maturity would have a material adverse impact on UCP’s financial condition, results of operations, cash flow, liquidity, the market price of its Class A common stock and its ability to achieve its objectives.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2016, we had federal and state net operating loss carryforwards of approximately $137.1 million and $205.6 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

The trading market for our common stock will rely in part on the research and reports that equity research analysts may publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in La Jolla, California for our principal executive offices. Our water resource and water storage operations lease office space in Carson City, Nevada. Our real estate operations lease office space in San Jose, California; Fresno, California; Valencia, California, and Bellevue, Washington; Charlotte and Raleigh, North Carolina; Myrtle Beach, South Carolina, and Nashville, Tennessee. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing facilities are suitable and adequate to meet our current business requirements and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

We have significant holdings of real estate and water assets in the southwestern United States. For a description of our real estate and water assets, see “Item 1 - Operating Segments and Major Subsidiary Companies.”

ITEM 3. LEGAL PROCEEDINGS

Neither we nor our subsidiaries are parties to any potentially material pending legal proceedings.

We are subject to various litigation matters that arise in the ordinary course of our business. Based upon information presently available, management is of the opinion that resolution of such litigation will not likely have a material effect on our consolidated financial position, results of operations, or cash flows. Because litigation is inherently unpredictable and unfavorable resolutions could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, we may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against us may be unsupported, exaggerated or unrelated to possible outcomes, and as such are not meaningful indicators of our potential liability. We regularly review contingencies to determine the adequacy of our accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that cash flows or results of operations could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies. Whether any losses finally determined in any claim, action, investigation or proceeding could reasonably have a material effect on our business, financial condition, results of operations or cash flows will depend on a number of variables, including: the timing and amount of such losses; the structure and type of any remedies; the significance of the impact any such losses, damages or remedies may have on our consolidated financial statements; and the unique facts and circumstances of the particular matter that may give rise to additional factors.

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

	2016		2015
	High	Low	High	Low
First Quarter	$10.61	$7.82	$19.04	$14.97
Second Quarter	$10.41	$8.47	$19.20	$14.61
Third Quarter	$11.77	$9.35	$14.88	$9.68
Fourth Quarter	$15.35	$10.51	$11.27	$8.95

On February 24, 2017, the closing sale price of our common stock was $13.65 and there were approximately 404 holders of record.

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

The stock price performance shown on the graph is not necessarily indicative of future price performance.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
10/1/2016 - 10/31/16	—	—	—	—
11/1/2016 - 11/30/16	—	—	—	—
12/1/2016 - 12/31/16	—	—	—	—

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Results	(In thousands, except per share data)
Revenues and other income:
Sale of real estate and water assets	$355,001	$282,681	$192,368	$116,776	$59,020
Sale of software				13,649
Impairment loss on investment in unconsolidated affiliate	(2,170)	(20,696)	(1,078)
Other income	9,747	4,678	1,198	29,756	5,756
Total revenues and other income	$362,578	$266,663	$192,488	$160,181	$64,776

Loss from continuing operations	$(11,652)	$(31,611)	$(45,531)	$(5,929)	$(15,855)
Net loss from discontinued operations, net of tax	(1,377)	(49,268)	(14,074)	(23,265)	(15,797)
Net (income) loss attributable to noncontrolling interests	(8,836)	(979)	7,180	6,896	2,579
Net loss attributable to PICO Holdings, Inc.	$(21,865)	$(81,858)	$(52,425)	$(22,298)	$(29,073)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.89)	$(1.49)	$(1.76)	$(0.09)	$(0.66)
Loss from discontinued operations	$(0.06)	$(2.07)	$(0.54)	$(0.89)	$(0.62)
Net loss per common share – basic and diluted	$(0.95)	$(3.56)	$(2.30)	$(0.98)	$(1.28)
Weighted average shares outstanding – basic and diluted	23,054	23,014	22,802	22,742	22,755

	As of December 31,
	2016	2015	2014	2013	2012
Financial Condition	(In thousands, except per share data)
Total assets (1)	$669,289	$653,292	$649,578	$607,547	$501,213
Debt (1)	$160,994	$155,966	$133,139	$48,325	$46,508
Net assets of discontinued operations	$6,229	$8,185	$57,966	$61,045	$66,117
Total liabilities (1)	$247,949	$227,473	$195,999	$103,747	$88,834
Total PICO Holdings, Inc. shareholders’ equity	$327,994	$346,412	$425,481	$472,889	$473,225
Book value per share (2)	$14.22	$15.04	$18.50	$20.79	$20.82

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

Over the past five years, the population growth of these states also exceeded the national growth rate collectively and individually, with the exception of New Mexico. According to the Census Bureau’s estimate of state population changes for the period April 1, 2010 to July 1, 2016, Nevada’s growth rate was 8.9%, Arizona 8.4%, Colorado 10.2%, and New Mexico 1.1%. These population growth statistics compare to the national total growth rate of 4.7% over the same period.

Historically, a significant portion of the Southwest’s water supplies have come from the Colorado River. The balance is provided by other surface rights, such as rivers and lakes, groundwater (water pumped from underground aquifers), and water previously stored in reservoirs or aquifers. Prolonged droughts (decreased snow pack runoff and the related decreased surface water) and rapid population growth in the past twenty years have exacerbated the region’s general water scarcity.

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

Arizona

At December 31, 2016, we owned 157,000 LTSCs, within the Phoenix AMA and 251,000 LTSCs in the Vidler Recharge site in Harquahala Valley.

Several market catalysts with respect to our LTSCs continue to emerge including the recent drought in the western United States, continued structural deficits on the Colorado River system, Indian Firming and Settlement obligations by the state of Arizona and increased water demand from overall growth in Arizona. These supply and demand dynamics have led to sales of our LTSC that we recently announced, and continued and increasing interest from other parties contemplating buying our LTSCs at prices that we believe reflect the true value of our LTSCs.

In December 2016, we entered into agreements with the Arizona Water Bank Authority and the Central Arizona Groundwater Replenishment District for the sale of 100,000 LTSC stored in the Phoenix AMA. The transactions closed in the first quarter of 2017 generating gross cash proceeds of $25 million.

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

A shortage on the Colorado system will be declared by the Secretary of the Interior when on January 1, of any year, Lake Mead’s surface water elevation is at or below 1075 ft. When Lake Mead is at an elevation of 1075 ft. and at or above 1050 ft., Nevada’s share of the shortage is 13,000 acre-feet and Arizona’s cut-back to its allocation is 320,000 acre-feet. In contrast, California suffers no loss to their allocation from the Colorado River. When Lake Mead is at an elevation of 1050 ft. and at or above 1025 ft., Nevada will suffer a loss of 17,000 acre-feet from their allocation, Arizona will suffer a cut-back to their allocation of 400,000 acre-feet, and California will not suffer any cut-back to their allocation. If Lake Mead’s surface water elevation level is below 1025 ft., then Nevada will suffer a loss to its allocation of 20,000 acre-feet and Arizona will suffer a loss to its allocation of 480,000 acre-feet. To put this in context, Arizona’s annual allocation of Colorado River water is 2.8 million acre-feet. As such, the cut back in allocation of just 320,000 acre-feet represents over 11% of Arizona’s annual allocation.

It is not only drought which impacts the level of Lake Mead. The Colorado River system has been determined to suffer from a structural deficit of 1.2 million acre-feet annually. This means that on an average annual water year, Lake Mead will lose 1.2 million acre-feet to the system, due to evaporation, treaty obligations with Mexico and allocations of water to Arizona, Nevada and California that exceeds what the system yields. We believe that Vidler’s LTSCs are well positioned to buffer Arizona through times of shortage and our LTSCs could be purchased by state entities to be used directly or to help sustain levels in Lake Mead.

Nevada

In September 2014, Tesla Motors, Inc. (“Tesla”) announced that its $5 billion lithium-ion battery “Gigafactory” plant would be constructed on property known as the Tahoe Reno Industrial Center (“TRIC”), in northern Nevada. TRIC is a 107,000 acre industrial park proximate to Interstate 80 and 15 miles east of Reno, NV. In connection with the announcement, the Nevada Legislature approved a $1.25 billion incentive package for Tesla. Tesla expects the plant to be fully operational in 2017 and it is anticipated to hire approximately 6,500 employees.

According to Tesla, at the end of 2016 the plant had over 1,000 employees and the total number of workers is expected to increase significantly in the coming months as Tesla ramps up production ahead of the Model 3 launch. The total invested capital in the Gigafactory plant through September 30, 2016 was approximately $608.4 million according to recent reports by Tesla.

The Economic Development Authority of Western Nevada (Reno, Sparks, Tahoe areas) estimated that the region will generate 51,000 primary and secondary jobs from 2015 to 2019. We believe that this increased employment will directly and indirectly create the need for new residential, commercial and industrial development specifically in the greater Reno area and in Lyon County. In addition, growth in this region is anticipated to be driven by the construction of the extension of the USA Parkway, scheduled to be completed by late 2017. The USA Parkway connects Interstate route 80 to TRIC and the extension will connect Interstate route 80 and TRIC to U.S. route 50 near Silver Springs, Lyon County.

Nevada’s unemployment rate averaged 5.8% during 2016, which is down nearly a full percentage point from 2015. At December 31, 2016, the unemployment rate stood at 5.1%, the lowest unemployment rate since November 2007, and down 1.2 percentage points from December 2015. For the year as a whole, initial estimates by the Nevada Department of Employment, Training and Rehabilitation suggest that employment levels averaged 1.29 million per month, which equates to an additional 32,500 jobs in 2016, an increase of approximately 2.6%. Of this increase, the private sector added 30,000 jobs (up 2.7%) and the public sector added 2,600 jobs (up 1.7%). December 2016 saw nearly 1.31 million jobs in Nevada, which is an all-time high in employment for the state.

Current economic conditions have manifested into new business openings, fewer apartment vacancies and the greater absorption of existing housing inventory. This activity has resulted in multiple new housing projects entering the approval process with local governments in Reno, Sparks, Carson City, Lyon County and Fernley. Within the Reno-Sparks area of Nevada, there has been an approximately 29% year-over-year increase in building permits for single-family and multi-family homes combined, and an approximately 28% increase in Nevada overall. We believe this activity creates demand for our water resources as developers pursue their projects.

In February 2015, we finalized an option agreement with a private developer for the sale of approximately 700 acre-feet of municipal and industrial water rights located in Carson / Lyon. The developer owns land in proximity to the intersection of the proposed USA Parkway and Highway 50. The initial purchase price was $30,000 per acre-foot of water and increases by 10% per year from January 1, 2017 until the expiration of the initial option period on December 31, 2019. We did not record any sales in 2016 under this option agreement.

REAL ESTATE OPERATIONS

Our real estate segment revenues are primarily derived from UCP’s sale of residential developments in California, Washington, North Carolina, South Carolina and Tennessee.

During the year ended December 31, 2016, the overall U.S. housing market continued to show signs of improvement, driven by factors such as continued supply and demand imbalance, low mortgage rates, improving employment growth, and higher average customer sentiment. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence local markets.

We believe homebuilding and land development is a local business. As a result, we expect local market conditions will affect our community count, revenue operating performance. Local market trends are the principal factors that impact our revenue growth and revenue related costs and expenses. For example, when these trends are favorable, we expect our revenues from homebuilding and land development, as well as the costs and expenses that vary with revenue, to generally increase; conversely, when these trends are negative, we expect our revenue and the costs and expenses that vary with revenue to generally decline, although in each case the impact may not be immediate or directly proportional. When trends are favorable, we would expect to increase our community count by opening additional communities and expanding existing communities; conversely, when these trends are negative, we would expect to reduce or maintain our community count or decrease the pace at which we open additional communities and expand existing communities.

Operations within this segment reflect UCP’s continued focus on a number of initiatives, including growing their homebuilding operations and revenues by increasing home sales at existing communities, improving gross margin percentages, improving operating efficiency by seeking to reduce non-revenue-related expenses as a percentage of revenue, and managing their balance sheet by maintaining appropriate cash balances, real estate, and leverage.

CORPORATE

Mindjet

During the third quarter of 2015, Mindjet raised additional capital from existing shareholders. We elected not to participate in the offering and as a result, our existing investment in preferred stock was converted to common stock at five shares of preferred stock for one share of common stock, and our investment in convertible debt was converted into nonvoting preferred stock resulting in a decline in our voting ownership to 19.3%. In addition, we lost our right to a board seat. Given the current voting interest and loss of board representation, we determined we no longer had significant influence over the operating and financial policies of Mindjet and therefore discontinued the equity method of accounting and the remaining investment in common and preferred stock was held at cost at December 31, 2016. Prior to the conversion, our share of the losses reported by Mindjet were allocated to the carrying value of the common stock investment until it reached zero and then to the preferred stock and convertible debt.

Mendell

During the year ended December 31, 2016, we entered into a purchase and sale agreement to sell the majority of the assets used in the Mendell oil and gas operations for gross proceeds of $9.6 million. After consideration of liabilities assumed by the buyer, cash proceeds to the Company were $9 million. The purchase and sale agreement provided for a Company guarantee of $1 million for any indemnification claims made by the buyer within one year of the sale. As the carrying value of the assets sold was reduced significantly in prior periods due to impairment losses and depletion charges, the Company recorded a gain on sale before income taxes of $8.7 million for the year ended December 31, 2016. The majority of the remaining oil and gas leases were sold during the three months ending March 31, 2017 in a related-party transaction with our oil and gas management agent. See Note 11 “Related- Party Transactions” for additional information.

Synthonics

During the year ended December 31, 2016, we recorded an impairment loss on our investment in Synthonics as the estimated fair value was less than the carrying value. See Note 4 “Investments” and Note 11 “Related- Party Transactions” for additional information.

DISCONTINUED AGRIBUSINESS OPERATIONS

In July 2015, we sold substantially all of the assets used in our agribusiness segment to CHS Inc. (“CHS”). As a result of the transaction, the assets and liabilities of our agribusiness segment qualified as held-for-sale and have been classified as discontinued agribusiness operations in the accompanying consolidated financial statements as of the earliest period presented. We recorded a loss on sale of discontinued agribusiness operations during 2015 and 2016. See Note 13 “Discontinued Agribusiness Operations” in the accompanying consolidated financial statements for additional information.

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

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our real estate, tangible and intangible water assets

Our principal long-lived assets are real estate, tangible and intangible water assets. At December 31, 2016, the total carrying value of real estate, tangible, and intangible water assets was $557.8 million, or approximately 83% of our total assets. These assets are carried at cost, less any recorded impairments.

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

During each of the three years ended December 31, 2016, 2015, and 2014, our estimates of costs and revenues on certain real estate projects in specific markets changed due to declining prices of similar assets, unfavorable market conditions, project specific complications, and other factors. As a result, certain undiscounted cash flow streams were less than the carrying values of the assets and consequently, we recorded impairment losses of $2.6 million, $1.2 million, and $6.4 million in 2016, 2015 and 2014, respectively, which reduced the carrying value of the assets to their fair value.

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

In summary, the cash flow models for our most significant indefinite-lived intangible assets forecast initial sales to begin within approximately one year, and then increase until the assets are completely sold over the next 39 years. We have assumed sale proceeds for the assets that are based on our estimates of the likely future sales price per acre-foot. These per-unit sale prices are estimated based on the demand and supply fundamentals in the markets which these assets serve. If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

There were no material impairment losses recorded on our intangible water assets in 2016 or 2015.

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

During 2014 and into the third quarter of 2015, we believed that the collective attributes of our common and preferred stock investment in Mindjet, including our right to a seat on its board of directors, enabled us to exert significant influence over the operating and financial decisions of Mindjet. Consequently, we accounted for the investment in common stock using the equity method of accounting. During the third quarter of 2015, our voting ownership of Mindjet decreased from 28.4% to 19.3%, and we lost our contractual right to a seat on its board of directors. As a result, during the third quarter of 2015, we concluded that we no longer exercised significant influence over Mindjet and consequently, we ceased accounting for our investment in common stock using the equity method, and held the investment at cost. Recurring operational losses reported by Mindjet and impairment losses recorded reduced the carrying value of our investment in common stock to zero at December 31, 2015. Once the common stock was reduced to zero, we applied a portion of the losses reported by Mindjet against the carrying value of our investment in preferred stock. Combined with the impairment loses recorded, the carrying value of our investment in preferred stock was also reduced to zero prior to the conversion of our investment in debt security to preferred stock.

We tested for impairment loss on our investment in Mindjet predominately due to significantly increased, and continuing operating losses and resulting liquidity issues the company was experiencing, actual financial results that were significantly less than their projections, and market conditions that adversely affected the value of Mindjet. The fair value of our investment in Mindjet was based on an analysis of the financial and operational aspects of the company, including consideration of business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company. The determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of debt and equity issued by Mindjet in order to reflect differences in value due to differing liquidation preferences, dividend and voting rights. As a result of the analysis, we recorded a $20.7 million and $1.1 million impairment loss on our investment for the years ended December 31, 2015 and 2014, respectively, as the estimated fair value of our investment was less than the carrying value. We did not record an impairment loss during the year ended December 31, 2016. It is reasonably possible, given the volatile nature of software businesses, that circumstances may change in the future which could require us to record additional impairment losses on the remaining investment in Mindjet.

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

Our deferred tax assets are primarily comprised of two separate tax paying entities, PICO and UCP, Inc. As a result of the analysis of all available evidence as of December 31, 2011, we recorded a full valuation allowance on PICO’s net deferred tax assets. Our evaluation at December 31, 2016 resulted in the same conclusion and we therefore continue to hold a full valuation allowance on certain of our reported consolidated net deferred tax assets. If our assumptions change and we determine we will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2016 will be recognized as a reduction of income tax expense. If our assumptions do not change, each year we could record an additional valuation allowance on any increases in the deferred tax assets. Previously, UCP, Inc. also recorded a full valuation allowance on its deferred tax assets. However, UCP Inc. completed an evaluation at December 31, 2016 and concluded that a valuation allowance was no longer necessary and consequently, the valuation allowance was reversed. The benefit of the reversal and subsequent tax impacts are a component of the aggregate noncontrolling interest recorded in PICO’s consolidated financial statements.

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

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

Overview of Economic Conditions and Impact on Results of Operations

Numerous factors can affect the performance of an individual market. However, we believe that trends in employment, housing inventory, affordability, interest rates, and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance. Trends in housing inventory, home affordability, employment, interest rates and home prices are the principal factors that affect our revenue and many of our costs and expenses. For example, when these trends are favorable, we expect our revenue, as well as our related costs and expenses, to generally increase; conversely, when these trends are negative, we expect our revenue and cost of sales to generally decline, although in each case the impact may not be immediate. There has been a recovery and improvement in the housing markets from levels seen during the slow-down between 2007 and 2011 (with seasonal fluctuations) which has led to increased levels of real estate development activity in the past two to three years, and we believe that a continuation of the housing recovery will lead to increased demand for our real estate, and intangible and tangible water assets (which are held in our real estate segment and water resource and water storage segment, respectively). Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market and any deterioration in the markets in which we operate has the potential to cause additional impairment losses on our real estate and water assets.

Our revenues and results of operations fluctuate widely from period to period. For example, we recognize revenue from the sale of real estate and water assets when specific transactions close, and as a result, sales of real estate and water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year.

PICO Holdings, Inc. Shareholders’ Equity

	December 31,			Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Shareholders’ equity	$327,994	$346,412	$425,481	$(18,418)	$(79,069)
Shareholders’ equity per share	$14.22	$15.04	$18.50	$(0.82)	$(3.46)

The decrease in shareholders’ equity during 2016 was due to the comprehensive loss of $20.2 million. The most significant transactions that contributed to the loss for the period were severance and other expenses related to the termination of our former CEO in October 2016, and $7 million of impairment losses, primarily related to goodwill and real estate assets, recorded during the year.

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

Total Assets and Liabilities

	December 31, 2016	December 31, 2015	Change
Total assets	$675,794	$662,085	$13,709
Total liabilities	$248,225	$228,081	$20,144

Total assets increased during the year ended December 31, 2016, primarily due to the following:

•	An increase in real estate and water assets of $6.7 million from the acquisition and development of real estate in UCP;

•
An increase in other assets of $4.6 million primarily the result of a $5.5 million increase in deferred tax assets related to UCP, a $4.4 million increase in notes and other receivables related to reimbursable land development costs under a fixed price general contracting service contract, partially offset by a decrease in goodwill of $4.2 million due to impairment loss recorded due to revised financial forecasts for the Southeast operations, related to the Citizens Homes, Inc. (“Citizens”) acquisition;

•	An increase in cash and cash equivalents of $4.1 million primarily due to a higher volume of home sales; and

•	An increase in investments by $2.5 million primarily due to security appreciation; offset by

•	A decrease in investments of $2.2 million related to an impairment loss on our investment in Synthonics; and

•
A decrease in the assets held in our discontinued agribusiness operations by $2.3 million primarily due to the release of the operational escrow related to an environmental permit in conjunction with the previous sale of our discontinued agribusiness operations.

Total liabilities increased during the year ended December 31, 2016 primarily due to the following:

•	An increase in other liabilities of $13 million, primarily related to $10.4 million in accrued severance remaining to be paid to our former CEO; and

•	An increase in our debt balance of $5 million that was used for the acquisition and development of real estate.

Results of Operations

Our results of operations were as follows (in thousands):

	Year Ended December 31,			Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Total revenue and other income	$362,578	$266,663	$192,488	$95,915	$74,175
Total costs and expenses	$380,581	$297,813	$239,457	$82,768	$58,356

Revenue

The majority of our recurring revenue was generated in our real estate operations, which recorded revenue from the sale of residential homes and lots. Our revenue from real estate operations increased during 2016 and 2015 as the result of a significant increase in the number of homes sold year-over-year. Our corporate revenues increased significantly year-over-year due to revenue from the sale of the majority of the assets used in our oil and gas operations during 2016, compared to the impairment loss of $20.7 million recorded in the segment on our investment in Mindjet, which reduced revenues significantly during the year ended December 31, 2015. Offsetting the increases year-over-year was a decrease in revenue from water resource and water storage operations due to sales of real estate and water rights in Arizona during 2015 with no significant sales in 2016, and an impairment loss of $2.2 million on our investment in Synthonics in 2016.

Costs and Expenses

The majority of our costs and expenses were related to cost of real estate and water assets sold. The increase in costs and expenses during 2016 and 2015 was primarily related to cost of real estate sold in our real estate segment due to the increased number of homes sold year-over-year, $10.4 million severance expense accrual related to the termination of our former CEO in October 2016, and a $4.2 million loss on impairment of goodwill during 2016.

Income Taxes

We continued to record a full valuation allowance on the deferred tax assets attributable to our continuing operations. However, during 2016 the valuation allowance recorded against the net deferred tax assets allocable to UCP’s noncontrolling interest was reversed, resulting in a net tax benefit of $5.5 million. Our effective tax rate for the years ended December 31, 2016, 2015, and 2014, was a tax benefit of 35.3%, 9.5%, and 7.5%, respectively. The effective tax rate differed from our federal corporate income tax rate of 35% due primarily to the valuation allowance changes recorded on our net deferred tax assets in each of the years. Additionally, during 2015, we recorded a $2.8 million tax benefit due to the reversal of the taxable temporary difference related to our investment in Mindjet that reversed during the year due to the impairment loss recorded on the investment. Such temporary difference was originally recorded during 2013 which contributed to the significant effective tax rate in that year and was not expected to reverse within a period that would have allowed us to offset with existing deductible temporary differences.

Equity in Loss of Unconsolidated Affiliates

We previously accounted for our investment in common stock of Mindjet using the equity method of accounting, which resulted in recording our proportional share of Mindjet’s losses in the consolidated statement of operations and comprehensive income or loss for years ended December 31, 2015 and 2014. During the third quarter of 2015, we lost significant influence over Mindjet and discontinued the equity method of accounting as our voting ownership declined in conjunction with Mindjet issuing additional voting stock in an offering that we did not participate in and the resulting loss of our seat on its board. Consequently, we do not anticipate recording any additional equity method losses related to our investment in Mindjet.

Noncontrolling Interests

The results attributable to noncontrolling interest represent the share of net income or loss from our less than wholly-owned consolidated subsidiaries that is allocated, based on relative ownership percentage, to the noncontrolling shareholders of those entities. The 43.2% of UCP owned by noncontrolling interest is our most significant noncontrolling interest at December 31, 2016.

Comprehensive Income or Loss

We report comprehensive income or loss as well as net income or loss from the consolidated statement of operations and comprehensive income or loss. Comprehensive income measures changes in shareholders’ equity, and includes unrealized items which are not recorded in the consolidated statement of operations.

WATER RESOURCE AND WATER STORAGE OPERATIONS

Thousands of dollars	Year Ended December 31,			Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Revenue and other income:
Sale of real estate and water assets	$633	$3,856	$1,220	$(3,223)	$2,636
Other	319	476	360	(157)	116
Segment total revenue and other income	952	4,332	1,580	(3,380)	2,752

Cost of sales and expenses:
Cost of real estate and water assets sold	326	1,239	726	(913)	513
Impairment loss on intangible and long-lived assets		269	5,791	(269)	(5,522)
Depreciation and amortization	355	1,037	1,098	(682)	(61)
Overhead expense	4,407	4,675	5,277	(268)	(602)
Project expense	1,340	970	1,272	370	(302)
Segment total expenses	6,428	8,190	14,164	(1,762)	(5,974)
Loss before income taxes	$(5,476)	$(3,858)	$(12,584)	$(1,618)	$8,726

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

Segment Revenue

During 2016, we did not consummate any significant sales of real estate and water assets. Revenue in the period consisted primarily of lease income and option fees. During 2015, we sold 258 acres of real estate and approximately 774 acre-feet of water rights in the Harquahala Valley area of Arizona for cash proceeds of $3.4 million, which generated a gross margin of $2.4 million. During 2014, revenue was primarily the result of the sale of 200 acres of real estate and approximately 28 acre-feet of stock water rights in Lincoln County, Nevada for total proceeds of $940,000 and a gross margin of $488,000.

Other revenue for all periods presented consists largely of water and farm lease income and option payments received.

Segment Expenses

In 2016, our total expenses decreased primarily as a result of a decrease in cost of real estate and water assets sold. The lower cost of real estate and water assets sold in 2016 was the result of no significant real estate or water asset sales during the year. There were no significant fluctuations in other costs and expenses year-over-year.

In 2015, our total expenses decreased significantly as we did not recognize any material impairment losses on intangible and long-lived assets during the year. All other costs and expenses remained consistent year-over-year.

In 2014, our total expenses included impairment losses recorded as a result of our review of indefinite-lived intangible assets that concluded the estimated fair values of certain intangible assets of approximately $3.3 million were below the carrying values of $5.6 million, resulting in an impairment loss of $2.3 million. Also during 2014, certain water rights applications were denied by the New Mexico State Engineer and as a result, we recorded an impairment loss of $3.5 million which reduced the carrying value of the capitalized costs to zero.

Overhead expenses consist of costs which are not directly related to the development of specific water assets, such as salaries and benefits, professional fees, office rent, insurance and audit fees.

Project expenses consisted of costs related to the ongoing maintenance of our assets, such as site maintenance and professional fees and other on-going costs such as property taxes on our real estate. Project costs are expensed as appropriate, and fluctuate from period to period depending on activity in our various projects. Historically, project expenses principally related to:

•	certain costs related to intangible water rights in the Tule Desert groundwater basin and the Dry Lake Valley (both part of the Lincoln County, Nevada agreement); and

•	certain costs for water resource development in Nevada and New Mexico.

During 2016 our Arizona Recharge Facility was fully depreciated, reducing our annual operation and maintenance expense related to the site by approximately $1 million annually, of which $879,000 was depreciation. In general, we expect project costs to decrease year-over-year as our assets are essentially fully developed. However, one-time unexpected costs could be incurred occasionally. During the year ended December 31, 2016, project expenses increased primarily due to one-time maintenance and legal charges related to our Arizona Recharge Facility and associated water credits, which we do not expect to recur in the future. In addition, we currently expect to continue to incur legal and consulting project costs related to the appeal of the denial of our water applications issued by the New Mexico State Engineer’s ruling noted above.

Although we generated significant revenue from the sale of water credits during the first quarter of 2017, if we fail to continue to generate revenue, incur additional expenses beyond expectations, continue to report operating losses, or if expected prices for our water assets fall, we could be required to record additional impairment losses on our real estate, tangible and intangible water assets owned in this segment.

REAL ESTATE OPERATIONS

Thousands of dollars	Year Ended December 31,			Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Revenue and other income:
Sale of real estate	$354,368	$278,826	$191,148	$75,542	$87,678
Other	377	370	292	7	78
Segment total revenue and other income	354,745	279,196	191,440	75,549	87,756

Cost of sales and expenses:
Cost of real estate sold	290,412	226,476	157,474	63,936	69,002
Impairment loss on intangible and long-lived assets	6,811	1,197	2,865	5,614	(1,668)
General, administrative, and other	29,848	26,434	27,990	3,414	(1,556)
Sales and marketing	19,610	18,695	13,642	915	5,053
Segment total expenses	346,681	272,802	201,971	73,879	70,831
Income (loss) before income taxes	$8,064	$6,394	$(10,531)	$1,670	$16,925

As of December 31, 2016, our businesses in the real estate operations segment were primarily conducted through our 56.8% owned subsidiaries UCP, Inc. and UCP, LLC and its homebuilding and land development operations in California, Washington, North Carolina, South Carolina, and Tennessee.

UCP actively sourced, underwrote, and acquired real estate in its target markets to increase its land inventory and ability to either build and sell homes through its wholly owned subsidiary, Benchmark Communities, or develop land and sell lots to third-party homebuilders. During 2014, UCP acquired Citizens Homes, Inc. Citizens builds and sells homes in North Carolina, South Carolina and Tennessee. In addition to expanding its business in existing markets in these states, UCP continues to evaluate opportunities to expand into other markets with favorable housing demand fundamentals, including, in particular, long-term population and employment growth.

Our real estate sales are contingent upon numerous factors and, as such, the timing and volume of real estate sales in any one quarter is unpredictable. Historically, the level of real estate sales has fluctuated from period to period. Accordingly, it should not be assumed that the level of sales as reported will be maintained in future years.

During the year ended December 31, 2016, the overall U.S. housing market continued to show signs of improvement, driven by factors such as continued supply and demand imbalance, low mortgage rates, employment growth and rising consumer confidence. Individual markets continue to experience varying results, as local home inventories, affordability and employment factors strongly influence local markets.

Summary Results of UCP Revenue and Gross Margin for Homes and Lots

	Year Ended December 31,
	2016	2015	2014
Lots sold	66	295	348
Homes sold	820	701	432
Average active selling communities during the period	28	28	16

Revenue (in thousands)
Lot revenue - total	$5,450	$21,134	$32,513
Lot revenue - per lot(1)	$61	$72	$93

Home revenue - total	$343,919	$252,632	$155,382
Home revenue - per home	$419	$360	$360

General contracting revenue		5,060	3,253

Gross Margin (in thousands, except for percentages)
Gross margin - lots	$812	$5,844	$7,168
Gross margin percentage - lots	15%	28%	22%

Gross margin - homes	$62,901	$45,810	$26,080
Gross margin percentage - homes	18%	18%	17%

Gross margin total - lots and homes	$63,713	$51,654	$33,248
Gross margin percentage total - lots and homes	18%	19%	18%

(1) The revenue per lot in in 2016 does not include $1.4 million of revenue for the sale of real estate owned by UCP but not previously included in UCP’s lot count.

Segment Revenue and Gross Margin

In the following discussion, gross margin is defined as sale of real estate less cost of real estate sold, and gross margin percentage is defined as gross margin divided by sale of real estate.

In 2016, the increase in total segment revenue was primarily attributable to an increase in the number of homes sold and an increase in the average sales price of homes sold during the period, offset by a decrease in the number of lots sold.

The gross margin percentage of homes sold remained consistent from 2015 to 2016 as the revenue and cost per home sold each increased.

The gross margin percentage of lots sold decreased in 2016 as a result of a land sale in Bakersfield, California of 65 lots that were impaired and written down to fair value thereby reducing the gross margin.

The gross margin percentage of homes sold increased modestly in 2015, due to an increase in the number of homes delivered and a decrease in the costs associated with cost of real estate sold. Additionally, the increase was a result of our focus on improving gross margins in 2015 by driving efficiency in purchasing and field operations coupled with the impact of new communities generating superior gross margins. We were able to do this by focusing on cost side management and gaining additional incremental revenue by focusing on pre-sales and reducing the number of spec sales, increasing lot premiums where appropriate, and a more deliberate ala carte options offering.

The gross margin percentage of lots sold increased in 2015, primarily due to a lower cost basis as compared to the sale price of the lots we sold during the 2014.

In 2015, the increase in total segment revenue was primarily attributable to the following combination of factors:

•	an increase in the number of homes sold and the number of selling communities;

•	a decrease in the average selling price (“ASP”) of homes sold;

•	an increase in the number of lots sold; and

•	an increase in revenue per lot.

Backlog

UCP’s homebuilding backlog (homes under sales contracts that have not yet closed at the end of the relevant period) at December 31, 2016 was $149.6 million as compared to backlog of $108.8 million at December 31, 2015. The growth in backlog value is related to strong new order growth for the year ended December 31, 2016 compared to December 31, 2015, which was slightly offset by a decrease in average sales price of homes in backlog as a result of product and geographic mix.

Sales contracts relating to homes in backlog may be canceled by the purchaser for a number of reasons. Accordingly, backlog may not be indicative of future segment revenue.

Segment Expenses

In 2016, segment expenses increased as the result of the following factors:

•	an increase in cost of real estate sold, consistent with the increase in sales; and

•
an increase in impairment loss on intangible and long-lived assets, primarily attributable to a $4.2 million impairment loss on goodwill recorded due to revised financial forecasts for the Southeast operations, related to the Citizens acquisition.

In 2015, segment expenses increased as the result of the following factors:

•	an increase in cost of real estate sold, consistent with the increase in sales; and

•
an increase in sales and marketing expense, primarily attributable to an increase in the headcount of on-site sales personnel, the number of model homes and associated expenses as well as our marketing efforts to introduce our new communities.

In 2014, segment expenses increased as the result of the following factors:

•	an increase in cost of real estate sold, consistent with the increase sales noted in the segment revenue and gross margin section; and

•
an increase in operating expenses, comprised of: an increase in salaries and benefits of $4.5 million due to additional headcount as UCP continued to grow its development and homebuilding business and as a result of the acquisition of Citizens; an increase in stock-based compensation expense of $1.5 million; an increase in marketing and sales costs of $3.5 million due to an increased volume of homes sold in 2014; and an increase in consulting expense of $1.6 million, incurred primarily in connection with the Citizen’s acquisition.

The Company recorded an impairment loss of $2.4 million on real estate located in Bakersfield, California during 2016. The Company entered into a contract to sell the remaining lots in the real estate for less than its carrying value at a future date and as a result, the real estate was written down to its fair value, less selling costs. Based on a variety of economic factors, including unemployment and building activity in the local areas, during the year ended December 31, 2015, we recorded an impairment loss of $923,000 on real estate located in Kern County, California and owned by UCP. There were no impairment losses recorded in the year ended December 31, 2014 for UCP’s real estate.

If we report operating losses in the future, or if market conditions deteriorate, we could be required to record additional impairment losses on our real estate.

CORPORATE

Thousands of dollars	Year Ended December 31,			Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Revenue:
Deferred compensation revenue	$483	$1,087	$734	$(604)	$353
Impairment loss on investment in unconsolidated affiliate	(2,170)	(20,696)	(1,078)	18,526	(19,618)
Loss on dissolution or abandonment of consolidated subsidiary	(1,968)		(9,336)	(1,968)	9,336
Other	10,536	2,744	9,148	7,792	(6,404)
Segment total revenue and other income (losses)	6,881	(16,865)	(532)	23,746	(16,333)

Costs and expenses:
Stock-based compensation expense	2,850	1,907	3,415	943	(1,508)
Impairment loss on intangible and long-lived assets	201	1,816	4,428	(1,615)	(2,612)
Deferred compensation expense	3,491	1,368	1,190	2,123	178
Foreign exchange (gain) loss	(1)	184	2,347	(185)	(2,163)
General, administrative, and other	20,931	11,546	11,942	9,385	(396)
Segment total expenses	27,472	16,821	23,322	10,651	(6,501)
Loss before income taxes	$(20,591)	$(33,686)	$(23,854)	$13,095	$(9,832)

The corporate segment consisted primarily of cash and, our investments in Mindjet and Synthonics, the assets, liabilities and the results of operations of our oil and gas venture, Mendell Energy, and other parent company assets and liabilities which are not contained in other segments, including the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers. Revenue included sales from our oil and gas operations, and realized gains or losses on the sale or impairment of securities and vary considerably from year to year. The segment results above do not include our share of the income or loss from any investments we account for using the equity method during the respective years presented.

The expenses recorded in this segment primarily consisted of parent company costs which are not allocated to our other segments, for example, salaries and benefits, directors’ fees, shareholder costs, rent for our head office, stock-based compensation expense, deferred compensation expense, and expenses related to the operations of our oil and gas venture, which consisted primarily of our administrative service agreement for the management and administration of the oil and gas wells.

Corporate segment results fluctuate due to one or more individually significant revenue or expense items which occur irregularly, for example, realized gains or losses on the sale of investments, or which can change significantly from period to period, such as foreign currency gains or losses. Consequently, the corporate segment results are not typically comparable from year to year.

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

Segment Revenues

In 2016, segment revenues primarily included a gain of $8.7 million which resulted from the sale of the majority of the assets used in our oil and gas operations. The assets sold had previously been significantly reduced by impairment losses recorded in 2015 and 2014. There was no corresponding gain recorded during 2015. We recorded an impairment loss of $2.2 million on our investment in Synthonics in 2016 due to continuing losses and deteriorating market conditions. This is compared to a $20.7 million impairment loss on our investment in Mindjet during 2015 which was recorded due to deteriorating financial conditions that had adversely affected the value of our investment. During the year ended December 31, 2016, we ceased further operations within our 51% owned subsidiary, Klablab, Inc. (“Klablab”) and recorded a $2 million loss on abandonment during the fourth quarter of 2016.

In 2015, the decrease in segment revenue was primarily due to the $20.7 million impairment loss on our investment in Mindjet, as described above, while we recorded a $1.1 million impairment charge in 2014 due to similar adverse economic conditions at Mindjet. Additionally, we recorded a loss of $9.3 million in 2014 arising from the dissolution of our subsidiary whose currency was denominated in Swiss Francs, with no corresponding loss in 2015.

Included in other income was revenue from our oil and gas operations of $1.1 million, $1.3 million, and $3.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The decline in oil and gas revenue year-over-year from 2015 to 2016 was primarily due to the sale the majority of the assets used in our oil and gas operations in October 2016. The decline in these revenues from 2014 to 2015 was primarily due to significantly lower market prices for our oil and gas in 2015, which decreased by approximately 54%.

Segment Expenses

In 2016, segment expenses increased as compared to 2015, primarily due to a $10.4 million severance expense accrual related to the termination of our former CEO and increased legal expenses related to shareholder activism efforts. These were offset by a decrease in salary expense from a reduction in executive compensation and employee headcount.

In 2015, segment expenses decreased as compared to 2014, primarily due to reduced stock based compensation expense, foreign exchange losses, and comparatively less impairment loss recorded on our oil and gas assets. Due to the significant declines in crude oil and natural gas prices during 2015, and the operational expenses for each well, we completed an impairment analysis on our oil and gas assets during the year. Based on our assumptions we determined certain capitalized costs would not be recovered, which resulted in an impairment loss for the year ended December 31, 2015 of $1.8 million. This was the second such impairment loss recorded on these assets.

Included within general, administrative, and other is $2 million, $2.6 million, and $3.4 million of expenses related to our oil and gas operations for the years ended December 31, 2016, 2015, and 2014, respectively. The most significant expense in our oil and gas operations is for our administrative service agreement, which totaled $1.1 million, $1.3 million, and $1.1 million for the years ended December 31, 2016, 2015, and 2014, respectfully. In addition, we recorded depletion, amortization, and depreciation expense of $393,000, $464,000, and $1.1 million for the years ended December 31, 2016, 2015, and 2014, respectfully.

It is reasonably possible, given the volatile nature of the software industry, that circumstances may change in the future which could require us to record additional impairment losses on our investment included in this segment.

Foreign Exchange Gain or Loss

The foreign exchange gain or loss recorded in this segment in 2014 primarily resulted from the effect of fluctuations in the exchange rate between the Swiss Franc and the U.S. dollar on the amount of an intercompany loan, which was denominated in Swiss Francs. In conjunction with the dissolution of certain wholly-owned subsidiaries during 2014, the intercompany loan was canceled. The foreign exchange losses in 2016 and 2015 primarily related to our investments in certain foreign equity securities.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the fair value of the award on the grant date and is recognized over the vesting period of the awards. As of December 31, 2016, there was $936,000 of unrecognized stock-based compensation expense, which we expect to record ratably until the last award vests. Of the $936,000, $508,000 related to Restricted Stock Units (“RSU”) and $428,000 related to performance-based price-contingent stock options (“PBO”).

The stock-based compensation expense consisted primarily of the following awards (in thousands):

	Year Ended December 31,
	2016	2015	2014
PBO - Officers (1)	$1,412	$1,029	$82
RSU - Officers (2)	1,205	533	2,995
RSU - Directors	179	269	321
RSU - Management	54	76	17
Total stock-based compensation expense	$2,850	$1,907	$3,415

(1) Includes $428,000 in stock-based compensation in 2016 related to accelerated vesting of 87,302 awards upon the termination of our former CEO.
(2) Includes $651,000 in stock-based compensation in 2016 related to accelerated vesting of 35,714 awards upon the termination of our former CEO.

DISCONTINUED AGRIBUSINESS OPERATIONS

Thousands of dollars	Year Ended December 31,			Change
	2016	2015	2014	2015 to 2016	2014 to 2015
Revenue and other income:
Sales of canola oil and meal		$82,267	$163,855	$(82,267)	$(81,588)
Loss on trading derivatives		(159)	(1,966)	159	1,807
Other	$590	126	519	464	(393)
Segment total revenue and other	590	82,234	162,408	(81,644)	(80,174)

Cost of goods sold:
Cost of canola oil and meal sold		79,763	137,565	(79,763)	(57,802)
Depreciation		4,360	8,079	(4,360)	(3,719)
Other direct costs of production		5,938	11,024	(5,938)	(5,086)
Total cost of goods sold	—	90,061	156,668	(90,061)	(66,607)

Expenses:
Impairment loss on intangible and long-lived assets		1,875		(1,875)	1,875
Interest		3,259	5,536	(3,259)	(2,277)
Plant costs, overhead, and other	111	17,578	14,278	(17,467)	3,300
Segment total expenses	111	112,773	176,482	(112,662)	(63,709)
Income (loss) before income taxes	$479	$(30,539)	$(14,074)	$31,018	$(16,465)

We completed the sale of substantially all of the assets used in our agribusiness operations on July 31, 2015 and as a result, we no longer operated an agribusiness segment as of that date. We classified our agribusiness operations as a discontinued agribusiness operation in the accompanying consolidated financial statements. Results from the operations during the seven months ended July 31, 2015 have been included, along with certain transaction costs, in the 2015 financial results. In the first quarter of 2016, we recorded a $1.9 million loss primarily related to a waste water permit issue. We do not expect to record any other significant expenses related to the operations or sale of our discontinued agribusiness operations, however, any future adjustments to the sale price, including resolution of possible indemnification obligations above our initial expectations, and any other costs and expenses incurred in connection with the disposition of the business will be reported within our discontinued agribusiness operations.

In February 2017, we received the final $6 million that had been held in escrow to cover any potential general indemnification claims related to the sale.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

Our assets primarily consist of real estate and tangible and intangible water assets, cash and cash equivalents, and investments in publicly-traded securities. Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at December 31, 2016 were as follows:

•	Water resource and water storage operations segment held cash of $138,000.
•	Real estate operations segment held cash of $40.9 million.
•
Corporate segment held cash of $19.5 million, and marketable equity and debt securities with a market value of $20.7 million and $4.4 million, respectively. Included in those totals is $1.9 million in cash, $20.1 million in equities and $4.4 million in debt securities that are held in deferred compensation rabbi trusts accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

•	Discontinued agribusiness segment held cash of $438,000.

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

During the first quarter of 2017, we sold 100,000 LTSC, receiving $25 million in cash proceeds, and collected the $6 million escrow account balance related to the sale of our agribusiness operations. It is our intention to return capital to shareholders as soon as practical via a share buyback, special dividend, or other transactions with consideration of our working capital needs.

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

Certain of our debt agreements in our real estate operations contain various significant financial covenants, with each of which we were in compliance at December 31, 2016, as follows:

1) Certain of our real estate debt include provisions that require minimum loan-to-value ratios. During the term of the loan, the lender may require us to obtain a third-party written appraisal of the underlying real estate collateral. If the appraised fair value of the collateral securing the loan is below the specified minimum, we may be required to make principal payments in order to maintain the required loan-to-value ratios. As of December 31, 2016, the lenders have not requested, and we have not obtained, any such appraisals.

2) UCP’s senior notes limit its ability to, among other things, incur or guarantee additional unsecured and secured debt (provided that UCP may incur debt so long as UCP’s ratio of debt to its consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of UCP’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of UCP’s consolidated assets. Additionally, the notes require UCP to maintain at least $50 million of consolidated tangible assets not subject to liens securing debt; maintain a minimum net worth of $175 million; maintain a minimum of $15 million of unrestricted cash and/or cash equivalents; and not permit decreases in the amount of consolidated tangible assets by more than $25 million in any fiscal year or more than $50 million at any time.

For the senior notes due 2017, UCP has various alternatives to meet this obligation when it comes due in October 2017. We believe that UCP currently has sufficient capital resources to fund its operations for at least the next twelve months, including the repayment of this debt obligation when it matures. The sources include UCPs available cash, available borrowing capacity and cash being generated from UCPs backlog of home sales. As part of this consideration, UCP generally has the ability to defer future investment activity, such as acquiring and developing land, or building additional homes for sale where borrowing capacity is currently not available.

We also believe that UCP has access to new sources of capital, as needed, to fund further investment in its business for land acquisitions and new development activities. UCP recently demonstrated its ability to obtain financing on its portfolio of projects when it put a new $25 million borrowing base credit facility in place with a large regional commercial bank during the fourth quarter of 2016. As a result of this facility, UCP is able to reduce its borrowing costs, fees associated with the facility, and its administrative costs as compared to its existing project level loans. As of December 31, 2016, UCP had drawn $10.5 million on this new facility, leaving $14.5 million in available borrowing capacity. With unlevered real estate development inventory of $194.9 million as of December 31, 2016, UCP expects to continue to put in place similar new borrowing based credit facilities so that UCP can provide funds to support future project developments.

Corporate

In conjunction with terminating our former CEO, we accrued $10.4 million in severance benefits, stock-based compensation, and other related expenses during the year ended December 31, 2016. In accordance with applicable regulations, we are required to pay the severance benefits, settle the vested RSU, and distribute certain deferred compensation balances to our former CEO, valued at approximately $23.3 million as of December 31, 2016, no earlier than six months and a day after the effective date of the termination. See Note 11, “Related-Party Transactions” for additional information.

Our corporate segment generates a modest amount of cash flow from the sale of oil and gas production from our wells in Colorado. During 2016, we sold a majority of these assets for gross proceeds of $9.6 million. After certain holdbacks and consideration of liabilities assumed by the buyer, we received $9 million in cash proceeds. We also sold certain of our other remaining oil and gas leases early in 2017. See Note 11, “Related-Party Transactions” for additional information. We do not expect to reinvest the proceeds or fund any additional capital into our oil and gas operations and we expect to completely wind -down our oil and gas operations during 2017 by selling our remaining producing oil and gas wells and leases and plugging and abandoning inactive wells.

Discontinued Agribusiness Operations

During the third quarter of 2015, we sold our agribusiness operations.

We were required to deposit $10.2 million of the net proceeds in two separate escrow accounts. The first escrow account required $6 million to secure general indemnification obligations and to refund of any difference in the final working capital balance. The second escrow account required $4.2 million for specified operational matters (“operational escrow”). During October 2015, the Company received $2.4 million of the operational escrow upon resolution of one issue, however, during January 2016, the Company forfeited the remaining operational escrow balance of $1.8 million as a result of an unfavorable resolution on the second matter. In February 2017 we received the remaining $6 million general indemnification escrow balance as no significant claims had been made.

We have also guaranteed up to $8 million for any indemnification claims in excess of the $6 million general indemnification escrow pursuant to the terms of a guaranty agreement with the buyer that will remain in force for five years from the date of sale.

Consolidated Cash and Securities

We have limited working capital reserves. At December 31, 2016 and 2015, we had unrestricted and available cash and securities of $18.7 million and $13.1 million, respectively, which could be used for general corporate purposes.

Including all cash on hand at December 31, 2016, the $25 million in cash we received from the sale of our storage credits, and $6 million in cash we received related to the sale of our agribusiness operations during the first quarter of 2017, and an estimated $8.1 million we expect to receive from UCP during 2017 for tax distributions, we anticipate total cash resources of approximately $58.2 million during 2017.

At December 31, 2016, we forecast that our 2017 annual net operating cash burn (excluding UCP’s operations and the tax distributions we expect to receive from UCP noted above) was approximately $9.9 million which was comprised of expected expenditure of approximately $10.8 million offset by recurring revenue and other certain receipts of approximately $931,000.

After the $10.4 million payment of the one-time severance benefit to our former CEO, we expect to have $38 million in cash available as follows (in thousands):

Cash at December 31, 2016	$18,740
Non-recurring revenue and other receipts, net	39,500
58,240
Annual net operating burn	(9,852)
Severance	(10,389)
Cash available	$37,999

Given our current cash balances we believe that we have sufficient resources to cover our cash needs for at least the next 12 months. In the long-term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, obtain a line of credit, or complete a debt or equity offering. Any additional equity offerings may be dilutive to our stockholders and any additional debt offerings may include operating covenants that could restrict our business.

Cash Flow

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities - continuing operations	$(5,843)	$(31,490)	$(146,687)
Operating activities - discontinued agribusiness operations	(509)	(17,433)	(1,405)
Total operating activities	(6,352)	(48,923)	(148,092)

Investing activities - continuing operations	7,609	4,070	504
Investing activities - discontinued agribusiness operations	8	102,523	(5,396)
Total investing activities	7,617	106,593	(4,892)

Financing activities	2,315	(63,248)	76,027
Effect of exchange rates on cash			1,896
Increase (decrease) in cash and cash equivalents	$3,580	$(5,578)	$(75,061)

Cash Flows From Operating Activities

During 2016, the primary uses of operating cash for continuing operations were $301.4 million to acquire and develop our residential homes and lots. We had cash outflows of $56.1 million for overhead expenses, primarily for salaries, benefits, marketing expenses, professional fees, and various project and other expenses. Offsetting the uses of cash from operations was $350 million cash received from the sale of residential homes and lots.

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

Cash Flows From Investing Activities

During 2016, the primary cash inflows from investing activities of continuing operations included $9 million from the sale of the majority of our oil and gas assets, and $1.1 million from the sale and maturity of debt and equity securities, offset by $1.5 million used to purchase debt and equity securities and a $1.3 million increase in restricted cash.

During 2015, the primary cash inflows from investing activities of continuing operations included $9.3 million from the sale and maturity of debt and equity securities, offset by $2.3 million used to purchase debt and equity securities and $3.1 million used to purchase property, plant, and equipment. During 2015, investing activities from our discontinued agribusiness operations provided $97.5 million in net proceeds from the sale of our discontinued agribusiness operations, which was comprised of gross proceeds from the sale of $105.3 million less $7.8 million currently held back in escrow, and $5 million in cash released from the restricted debt service reserve account.

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

Cash Flows From Financing Activities

During 2016, financing activities, including discontinued agribusiness operations, provided cash of $2.3 million, primarily from draws on debt arrangements of $154 million used primarily to fund the acquisition and development of our real estate projects, offset by $150 million of mortgage debt repaid when certain real estate properties were sold.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements, other than those discussed throughout this document, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2016 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Debt	$120,785	$40,943			$161,728
Interest on debt	8,214	943			9,157
Operating leases	1,194	1,916	$89		3,199
Other(1)	33,586				33,586
Total	$163,779	$43,802	$89	$—	$207,670

(1) Amount represents accrued severance and deferred compensation expected to be paid to our former CEO as a result of his termination.

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2016.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our balance sheet includes a certain amount of assets and liabilities whose fair value is subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to the modest amount of debt securities we hold, and equity price risk as it relates to our marketable equity securities. The estimated fair value of our reported debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which we could borrow, which are Level 3 inputs in the fair value hierarchy.

At December 31, 2016, we had $4.4 million of debt securities and $20.7 million of marketable equity securities, and at December 31, 2015, we had $4.5 million of debt securities and $18.1 million of marketable equity securities, which were subject to market risk.

Our debt securities principally consist of bonds with short and medium terms to maturity. The deferred compensation accounts have held both investment-grade and below investment-grade bonds. In the deferred compensation accounts, we manage interest rate risk by matching the maturities of the bonds to the participant’s pre-selected payout schedule.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At December 31, 2016 and 2015, the model did not calculate a material loss in fair value. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at December 31, 2016 and 2015, of $4.1 million and $3.6 million, respectively, that would reduce our unrealized appreciation in shareholders’ equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2016 and 2015 and for each of the three years in the period ended December 31, 2016, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except per share amounts) for 2016 and 2015 are shown below. In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Sale of real estate and water assets	$68,323	$82,870	$95,816	$107,992
Impairment loss on investment in unconsolidated affiliate				(2,170)
Other	714	839	892	7,302
Total revenue and other income	$69,037	$83,709	$96,708	$113,124

Gross profit - real estate and water assets	$11,757	$16,256	$16,839	$19,411

Loss from continuing operations	$(4,953)	$(2,669)	$(1,841)	$(2,189)
Net income (loss) from discontinued agribusiness operations, net of tax	$(1,889)	$(54)	$(16)	$582
Net loss	$(6,842)	$(2,723)	$(1,857)	$(1,607)
Net loss attributable to PICO Holdings, Inc.	$(6,801)	$(3,398)	$(2,900)	$(8,766)

Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.21)	$(0.15)	$(0.13)	$(0.40)
Income (loss) from discontinued agribusiness operations	$(0.08)			$0.02

	Three Months Ended
	March 31, 2015(2)	June 30, 2015	September 30, 2015	December 31, 2015
Sale of real estate and water assets	$43,610	$55,063	$77,044	$106,964
Impairment loss on investment in unconsolidated affiliate (1)		(20,696)
Other (1)	1,714	741	1,047	1,176
Total revenue and other income	$45,324	$35,108	$78,091	$108,140

Gross profit - real estate and water assets	$7,277	$9,455	$16,418	$21,816

Loss from continuing operations	$(9,327)	$(25,098)	$(865)	$3,679
Net loss from discontinued agribusiness operations, net of tax	$(10,482)	$(25,716)	$(11,573)	$(1,497)
Net income (loss)	$(19,809)	$(50,814)	$(12,438)	$2,182
Net loss attributable to PICO Holdings, Inc.	$(16,825)	$(49,770)	$(14,092)	$(1,171)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$(0.32)	$(1.08)	$(0.11)	$0.02
Loss from discontinued agribusiness operations	$(0.41)	$(1.09)	$(0.50)	$(0.07)

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
AS OF DECEMBER 31, 2016 AND 2015
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income or loss, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PICO Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2017, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 2, 2017

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and 2015
(In thousands)

	2016	2015
Assets
Cash and cash equivalents	$60,542	$56,462
Investments ($25,071 and $22,590 measured at fair value at December 31, 2016 and 2015, respectively)	26,383	26,072
Real estate and tangible water assets, net	430,898	424,235
Intangible assets, net	126,897	126,533
Other assets	24,569	19,990
Assets held-for-sale	6,505	8,793
Total assets	$675,794	$662,085

Liabilities and shareholders’ equity
Debt, net	$160,994	$155,966
Accounts payable and accrued expenses	35,040	34,458
Deferred compensation	27,322	25,493
Other liabilities	24,593	11,556
Liabilities held-for-sale	276	608
Total liabilities	248,225	228,081

Commitments and contingencies

Common stock, $.001 par value; authorized 100,000 shares, 23,125 issued and 23,070 outstanding at December 31, 2016, and 23,116 issued and 23,038 outstanding at December 31, 2015	23	23
Additional paid-in capital	495,468	494,207
Accumulated deficit	(173,231)	(151,366)
Accumulated other comprehensive income	6,661	4,961
Treasury stock, at cost (common shares: 55 and 78 at December 31, 2016 and December 31, 2015, respectively)	(927)	(1,413)
Total PICO Holdings, Inc. shareholders’ equity	327,994	346,412
Noncontrolling interest in subsidiaries	99,575	87,592
Total equity	427,569	434,004
Total liabilities and equity	$675,794	$662,085

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
For the years ended December 31, 2016, 2015, and 2014
(In thousands, except per share data)

	2016	2015	2014
Revenues and other income:
Sale of real estate and water assets	$355,001	$282,681	$192,368
Impairment loss on investment in unconsolidated affiliate	(2,170)	(20,696)	(1,078)
Other income, net	9,747	4,678	1,198
Total revenues and other income	362,578	266,663	192,488

Cost of sales and expenses:
Cost of real estate and water assets sold	290,738	227,715	158,200
General, administrative, and other	61,537	45,780	51,457
Sales and marketing	19,798	18,824	13,662
Impairment loss on intangible and long-lived assets	7,012	3,282	13,084
Depreciation and amortization	1,496	2,212	3,054
Total costs and expenses	380,581	297,813	239,457
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(18,003)	(31,150)	(46,969)
Benefit for federal and state income taxes	6,351	2,961	3,514
Equity in loss of unconsolidated affiliate		(3,422)	(2,076)
Loss from continuing operations	(11,652)	(31,611)	(45,531)
Income (loss) from discontinued agribusiness operations, net of tax	479	(30,539)	(14,074)
Loss on sale of discontinued agribusiness operations, net of tax	(1,856)	(18,729)
Net loss from discontinued agribusiness operations, net of tax	(1,377)	(49,268)	(14,074)
Net loss	(13,029)	(80,879)	(59,605)
Net (income) loss attributable to noncontrolling interests	(8,836)	(979)	7,180
Net loss attributable to PICO Holdings, Inc.	$(21,865)	$(81,858)	$(52,425)

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS, CONTINUED
(In thousands, except per share data)

	2016	2015	2014
Other comprehensive loss:
Net loss	$(13,029)	$(80,879)	$(59,605)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	1,671	292	(2,093)
Foreign currency translation	29	(48)	6,578
Total other comprehensive income, net of tax	1,700	244	4,485
Comprehensive loss	(11,329)	(80,635)	(55,120)
Comprehensive (income) loss attributable to noncontrolling interests	(8,836)	(979)	7,180
Comprehensive loss attributable to PICO Holdings, Inc.	$(20,165)	$(81,614)	$(47,940)

Net loss per common share – basic and diluted:
Loss from continuing operations	$(0.89)	$(1.49)	$(1.76)
Loss from discontinued agribusiness operations	$(0.06)	$(2.07)	$(0.54)
Net loss per common share – basic and diluted	$(0.95)	$(3.56)	$(2.30)
Weighted average shares outstanding	23,054	23,014	22,802

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2014
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Retained Earnings/ Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Shares of Treasury Stock	Treasury Stock, at Cost	Non-controlling Interest	Total
Beginning balance, December 31, 2013	25,821	$26	$546,307	$(17,083)	$232	3,073	$(56,593)	$91,956	$564,845
Stock-based compensation expense			5,228					1,865	7,093
Exercise of restricted stock units	247		(4,919)					(817)	(5,736)
Retirement of treasury stock	(2,985)	(3)	(54,954)			(2,985)	54,957		—
Sale of treasury stock						(10)	223		223
Contributions from noncontrolling interest								240	240
Net loss				(52,425)				(7,180)	(59,605)
Unrealized loss on investments, net of deferred income tax of $1,076 and reclassification adjustments of $4,646					(2,093)				(2,093)
Foreign currency translation					6,578				6,578
Ending balance, December 31, 2014	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2015
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Non-controlling Interest	Total
Beginning balance, December 31, 2014	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545
Stock-based compensation expense			2,882					734	3,616
Exercise of restricted stock units	33								—
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(337)					(159)	(496)
Distribution to noncontrolling interest								(26)	(26)
Net loss				(81,858)				979	(80,879)
Unrealized gain on investments, net of deferred income tax of $173 and reclassification adjustments of $741					292				292
Foreign currency translation					(48)				(48)
Ending balance, December 31, 2015	23,116	$23	$494,207	$(151,366)	$4,961	78	$(1,413)	$87,592	$434,004

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2016
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Non-controlling Interest	Total
Beginning balance, December 31, 2015	23,116	$23	$494,207	$(151,366)	$4,961	78	$(1,413)	$87,592	$434,004
Stock-based compensation expense			3,507					498	4,005
Exercise of restricted stock units	9								—
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(26)					(20)	(46)
Changes in ownership of noncontrolling interest			(1,951)					1,951	—
UCP, Inc.’s acquisition of its class A common stock								(1,250)	(1,250)
Distribution of treasury stock to deferred compensation plan participants			(269)			(23)	486		217
Abandonment of consolidated subsidiary								1,968	1,968
Net income (loss)				(21,865)				8,836	(13,029)
Unrealized gain on investments, net of deferred income tax of $900 and reclassification adjustments of $297					1,671				1,671
Foreign currency translation					29				29
Ending balance, December 31, 2016	23,125	$23	$495,468	$(173,231)	$6,661	55	$(927)	$99,575	$427,569

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2016, 2015, and 2014
(In thousands)

	2016	2015	2014
Operating activities:
Net loss	$(13,029)	$(80,879)	$(59,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Benefit for deferred income taxes	(6,398)	(2,913)	(3,315)
Depreciation and amortization expense	1,496	2,212	3,054
Stock-based compensation expense	4,005	3,616	7,067
Impairment loss on investment in unconsolidated affiliate	2,170	20,696	1,078
Impairment loss on goodwill	4,223
Impairment loss on intangible and long-lived assets	2,790	3,282	13,084
Gain on sale of available-for-sale investments	(133)	(1,101)	(4,733)
Loss on abandonment or liquidation of consolidated subsidiary	1,968		9,336
Loss from discontinued operations, net	1,377	49,268	14,074
Fair value adjustment of contingent consideration	(2,347)	(1,195)
Gain on sale of property, plant and equipment	(8,605)
Equity in loss of unconsolidated affiliate		3,422	2,076
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Notes and other receivables	(3,832)	227	(785)
Real estate, water, and intangible assets	(9,890)	(40,235)	(132,005)
Income taxes	(78)		3,624
Other assets	1,182	(204)	(2,613)
Deferred compensation	2,685	909	423
Accounts payable and accrued expenses	16,530	11,311	2,628
Other operating activities, net	43	94	(75)
Cash used in operating activities - continuing operations	(5,843)	(31,490)	(146,687)
Cash used in operating activities - discontinued agribusiness operations	(509)	(17,433)	(1,405)
Net cash used in operating activities	(6,352)	(48,923)	(148,092)

Investing activities:
Proceeds from the sale of investments	1,068	7,938	31,036
Proceeds from maturity of investments	18	1,343
Purchases of investments	(1,511)	(2,316)	(11,046)
Increase in restricted deposits	(1,297)		(250)
Proceeds from the sale of property, plant and equipment	8,988
Purchases of property, plant and equipment	(318)	(3,108)	(5,270)
Cash used in the acquisition of a consolidated subsidiary			(14,006)
Other investing activities, net	661	213	40
Cash provided by investing activities - continuing operations	7,609	4,070	504
Cash provided by (used in) investing activities - discontinued agribusiness operations	8	102,523	(5,396)
Net cash provided by (used in) investing activities	7,617	106,593	(4,892)

Financing activities:
Proceeds from debt	154,034	147,170	184,684
Repayment of debt	(149,796)	(209,068)	(101,462)
Debt issuance costs	(627)	(827)	(1,920)
Payment of withholding taxes on exercise of restricted stock units	(46)	(496)	(5,737)
Proceeds from sale of treasury stock (purchases by UCP, Inc. of its class A common stock)	(1,250)		220
Other financing activities, net		(27)	242
Net cash provided by (used in) financing activities	2,315	(63,248)	76,027

Effect of exchange rate changes on cash			1,896
Net increase (decrease) in cash and cash equivalents	3,580	(5,578)	(75,061)
Cash and cash equivalents, beginning of year	57,400	62,978	138,039
Cash and cash equivalents, end of year	60,980	57,400	62,978
Less cash and cash equivalents of discontinued agribusiness operations, end of year	438	938	301
Cash and cash equivalents of continuing operations, end of year	$60,542	$56,462	$62,677

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Payment (refund) of federal and state income taxes	$124	$(67)	$(3,817)
Interest paid, net of amounts capitalized		$3,295	$5,183

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$348	$1,609	$11,463
Fair value of assets acquired in Citizens acquisition			$19,418
Cash paid for the acquisition of consolidated subsidiaries			$(14,006)
Contingent consideration and liabilities assumed in Citizens acquisition			$5,412
Accrued debt issuance costs			$473
Unpaid liability incurred for construction costs		$388	$917
Distribution of debt and equity securities in satisfaction of deferred compensation liability (including 22,644 shares of treasury stock)	$856

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE INDEX

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a diversified holding company. As of December 31, 2016, the Company has presented its consolidated financial statements and the accompanying notes to the consolidated financial statements using the guidelines prescribed for real estate companies, as the majority of the Company’s assets and operations are primarily engaged in real estate and related activities.

Currently PICO’s major activities include developing water resources and water storage operations in the southwestern United States, homebuilding, and land development.

The following are the Company’s significant operating subsidiaries as of December 31, 2016. All subsidiaries are wholly-owned except where indicated:

Vidler Water Company, Inc. (“Vidler”) is a Nevada corporation. Vidler owns water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico. Currently, Vidler is primarily focused on selling its existing water rights and storage credits.

UCP, Inc. (“UCP”) is a public company homebuilder and land developer which owns and develops real estate in California, Washington State, North Carolina, South Carolina, and Tennessee. UCP operates its homebuilder business through its subsidiary, Benchmark Communities, LLC (“Benchmark”). PICO owns 56.8% of UCP.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to the application of the equity method of accounting, intangibles, real estate and water assets, deferred income taxes, stock-based compensation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities were appropriate as of December 31, 2016 and December 31, 2015, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Investments:

The Company’s investment portfolio at December 31, 2016 and 2015 was comprised of corporate bonds and equity securities. Corporate bonds are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. The Company’s investments in equity securities consisted of common stock of publicly traded and private small-capitalization companies in the United States (“U.S.”) and selected foreign markets.

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

The Company allocates UCP Class A common stock issued in connection with the vesting of UCP restricted stock units (“RSU”) and stock-based compensation expense between additional paid-in-capital and noncontrolling interest within the consolidated statements of equity. The equity allocations for the UCP, LLC operating partnership are based on the economic and voting interest percentages of the Company and its noncontrolling interest in UCP. Issuances of UCP Class A common stock for UCP RSUs affect the economic and voting interest percentages, which accordingly are adjusted at the end of each issuance period. The economic and voting interest percentages prevailing during the period are used to determine the current period equity allocations for the operating partnership.

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

In August 2016, the Company entered into a purchase and sale agreement to sell the majority of the assets used in its oil and gas operations effective October 1, 2016 for gross proceeds of $9.6 million. After consideration of liabilities assumed by the buyer, cash proceeds to the Company were $9 million. The purchase and sale agreement provides for a Company guarantee of $1 million for any indemnification claims made by the buyer within one year of the sale. As the carrying value of the assets sold was reduced significantly in prior periods due to impairment losses and depletion charges, the Company recorded a gain on sale before income taxes of $8.7 million during the fourth quarter of 2016 that is reported within other income in the consolidated statement of operations and comprehensive income or loss and within the Company’s corporate segment results.

Notes and Other Receivables:

The Company’s notes and other receivables included warranty insurance, manufacturer rebates, utility reimbursement costs, reimbursable land development costs under a fixed price general contracting service contract, and installment notes from the sale of real estate and water assets. The Company records a provision for doubtful accounts to allow for any specific accounts which may be unrecoverable and is based upon an analysis of the Company’s prior collection experience, customer creditworthiness, current economic trends and underlying value of the real estate, if applicable. Certain notes are secured by the underlying assets, which allows the Company to recover the property if and when a buyer defaults. No significant provision for bad debts was required on any receivables or installment notes from the sale of real estate and water assets during the years ended December 31, 2016 and 2015.

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

Other Income, Net:

Included in other income are various transactional results including realized gains and losses from the sale of investments and property, plant and equipment, interest income, sales of oil and gas, and other sources not considered to be the core focus of the existing operating entities within the group.

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

The Company has elected to reclassify “Interest” from a separate line item on the consolidated statement of operations and comprehensive income or loss to “General, administrative, and other.” Prior periods presented have been recast from amounts previously reported.

Sales and Marketing:

Sales and marketing costs include sales and marketing related salaries and benefits and sales commissions.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards and is recognized as expense over the period in which the share-based compensation vests using the straight-line method.

Accounting for Income Taxes:

The Company’s provision for income tax expense includes federal and state income taxes currently payable and those deferred because of temporary differences between the income tax and financial reporting bases of the assets and liabilities. The asset and liability method of accounting for income taxes also requires the Company to reflect the effect of a tax rate change on accumulated deferred income taxes in income in the period in which the change is enacted.

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. At December 31, 2016, the Company concluded that it is likely that not all of its deferred tax assets will be realized, and accordingly, a valuation allowance was recorded against the deferred tax assets that are not expected to be realized.

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

Loss per Share:

Basic earnings or loss per share was computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share was computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s free-standing stock appreciation rights (“SAR”), performance-based price-contingent stock options (“PBO”), and RSU are considered common stock equivalents for this purpose. The number of additional shares related to these common stock equivalents is calculated using the treasury stock method.

For the three years ended December 31, 2016, the Company’s common stock equivalents were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

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

Consolidation of Variable Interest Entities:

The Company consolidates variable interest entities (“VIE”) where it has a controlling financial interest. A controlling financial interest will have both of the following characteristics: (1) the power to direct the activities of a VIE that most significantly impact the VIE economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company did not consolidate any VIE at December 31, 2016 or 2015.

Recently Issued Accounting Pronouncements:

In April 2015, the Financial Accounting Standards Board (“FASB”) issued guidance on simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. For public business entities, the guidance was effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities are to apply the new guidance on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The Company adopted the guidance effective January 1, 2016. Prior to adoption, the Company included debt issuance costs in other assets on its consolidated balance sheets. Beginning in the three months ended March 31, 2016, the Company changed its presentation of debt issuance costs for all periods presented and the Company reclassified $1.5 million of debt issuance costs at December 31, 2015 as a direct deduction from the carrying amounts of its debt liabilities both on the consolidated balance sheets and in the notes to the consolidated financial statements.

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

In May 2016, the FASB issued guidance on revenue from contracts with customers. The amendments in this update do not change the core principle of the existing guidance issued in May 2014, but clarify contract performance obligations and licensing implementation guidance. The amendments address narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In August 2016, the FASB issued guidance on classification of certain cash receipts and cash payments on the statement of cash flows. The amendments in this update clarify guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other instruments with coupon rates that are insignificant in relation to the effective interest rate, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of company-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows and application of the predominance principle For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The guidance should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In November 2016, the FASB issued guidance on classification and presentation of changes in restricted cash and equivalents on the statement of cash flows. The amendments in this update provide specific guidance that had previously not existed, including how to address classification and presentation changes in restricted cash and equivalents that occur when there are transfers between cash or cash equivalents and restricted cash or restricted cash equivalents or direct cash payments made from restricted cash or restricted cash equivalents. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The guidance should be applied using a retrospective transition method to each period presented. For transactions for which the acquisition date occurs before the issuance date of the amendments or in which a subsidiary is deconsolidated or a group of assets is derecognized that occur before the issuance date of the amendments, early adoption is permitted only when the transaction has not been reported in the financial statements that have been issued or made available for issuance. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

In December 2016, the FASB issued guidance on revenue from contracts with customers. The amendments in this update do not change the core principle of the existing guidance issued in May 2014, but affect narrow aspects of the guidance. The amendments address narrow-scope technical corrections or improvements to the guidance on loan guarantee fees, impairment testing of contract costs, provisions for losses on construction-type and production-type contracts, the scope of the topic, disclosure of remaining and prior-period performance obligations, contract modifications, contract asset versus receivable, refund liability, advertising costs, fixed-odds wagering contracts in the casino industry, and cost capitalization for advisors to private and public funds. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company is currently evaluating the effect this guidance will have on the consolidated financial statements.

2.    REAL ESTATE AND TANGIBLE WATER ASSETS, NET

The cost assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	December 31,
	2016	2015
Real estate and improvements held and used, net of accumulated amortization of $12,003 at December 31, 2016 and $11,778 at December 31, 2015	$9,469	$9,694
Residential real estate and home construction inventories	373,724	362,056
Other real estate inventories completed or under development	5,207	9,971
Tangible water assets	42,498	42,514
Total real estate and tangible water assets, net	$430,898	$424,235

Amortization of real estate improvements was approximately $225,000 for the year ended December 31, 2016 and $879,000 for each of the years ended December 31, 2015 and 2014.

Impairment Losses during 2016:

During the year ended December 31, 2016, the Company recorded an impairment loss of $2.4 million on real estate located in Bakersfield, California reducing the carrying value to $5.6 million. The Company entered into a contract to sell the remaining lots in the real estate for less than its carrying value at a future date and as a result, the real estate was written down to its fair value, less selling costs. The loss was reported in the consolidated statement of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate operations segment.

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

Sale of Intangible Water Assets in 2017:

During the three months ended March 31, 2017, we sold 100,000 Long Term Storage Credits for cash proceeds of $25 million resulting in income before taxes of $12.5 million. The transaction will be recorded in the Company’s condensed consolidated financial statements for the three months ended March 31, 2017.

3.    INTANGIBLE ASSETS, NET AND GOODWILL

Intangible Assets:

The Company’s carrying amounts of its intangible assets were as follows (in thousands):

	December 31,
	2016	2015
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	25,569	24,831
Other, net of accumulated amortization	17,431	17,805
Total intangible assets, net	$126,897	$126,533

Fish Springs Ranch Pipeline Rights and Water Credits:

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno, Nevada area. Under a settlement agreement signed in 2007, the Pyramid Lake Paiute Tribe (the “Tribe”) agreed to not oppose any permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, and in exchange, Fish Springs Ranch will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs Ranch sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year. The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, and accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water. Currently Fish Springs Ranch does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Impairment Losses during 2016:

There were no impairment losses recognized on intangible assets during the year ended December 31, 2016.

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

Goodwill:

The Company had a goodwill balance of $4.2 million at December 31, 2015. During 2016 the Company recorded an impairment loss of $4.2 million on goodwill related to the Citizens Homes, Inc. (“Citizens”) acquisition due to revised financial forecasts for the Southeast homebuilding operations as a result of several factors including weather that delayed new community openings, abandonment of certain opportunities to open new communities as the opportunities did not meet UCP’s underwriting criteria, and lower margins on older communities still in existence from the land purchased as part of the Citizens acquisition. The loss was reported in the Company’s Real Estate operations reducing the balance of the goodwill to zero at December 31, 2016. The revised forecasts also reduced the contingent consideration liability related to the Citizens acquisition by $2.3 million leaving a balance of $360,000 at December 31, 2016.

The Company estimated the fair value of goodwill based on applying the income approach by determining the present value of the estimated future cash flows at a discount rate. When estimating future cash flows, the Company makes various assumptions, including, but not limited to: (i) forecast adjusted pre-tax net income over a ten year period; (ii) weighted average cost of capital; (iii) terminal growth; and (iv) revenue growth and operating profit margin. The risk adjusted discount rate of 14.5% and terminal growth rate of 2.0% were applied to forecast adjusted pre-tax net income.

There were no other acquisitions, disposals, or impairments of goodwill during the years ended December 31, 2016 or December 31, 2015.

4.    INVESTMENTS

The cost and carrying value of available-for-sale investments were as follows (in thousands):

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,306	$82	$(6)	$4,382
Marketable equity securities	10,400	10,327	(38)	20,689
Total	$14,706	$10,409	$(44)	$25,071

December 31, 2015	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,458	$46	$(51)	$4,453
Marketable equity securities	10,339	7,879	(81)	18,137
Total	$14,797	$7,925	$(132)	$22,590

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	December 31, 2016		December 31, 2015
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$182	$183	$38	$37
Due after one year through five years	4,124	4,199	2,603	2,566
Due after five years			1,817	1,850
	$4,306	$4,382	$4,458	$4,453

Included in other income, net in the accompanying consolidated financial statements is the net realized gain or loss on investments (in thousands):

	Year Ended December 31,
	2016	2015	2014
Gross realized gains:
Debt securities		$419	$7
Equity securities and other investments	$610	1,010	5,545
Total gain	610	1,429	5,552
Gross realized losses:
Debt securities	(90)	(4)	(116)
Equity securities and other investments (1)	(4,525)	(21,020)	(1,781)
Total loss	(4,615)	(21,024)	(1,897)
Net realized gain (loss)	$(4,005)	$(19,595)	$3,655

(1) Included within this caption for the years ended December 31, 2016, 2015, and 2014, is $2.2 million, $20.7 million and $1.1 million, respectively, that is reported in a separate line, impairment loss on unconsolidated affiliate, within the Company’s consolidated statements of operations and comprehensive income or loss for the years then ended.

Significant Realized Gains and Losses:

During the year ended December 31, 2016, the Company’s 51% owned subsidiary, Klablab, Inc. (“Klablab”), ceased further operations. The Company originally purchased a 51% interest in Klablab in 2011, with its founder retaining the remaining 49% noncontrolling interest. Historically, 49% of the losses from the operations have been allocated to noncontrolling interest that resulted in a deficit in the balance attributable to the noncontrolling interest. As the noncontrolling interest was not obligated to fund such deficit, the balance was recorded as a realized loss upon abandonment of the business. As such, the Company recorded a $2 million loss during the fourth quarter of 2016, which is included within other income, net within the Company’s consolidated statements of operations and comprehensive income or loss for the year then ended and also reported in the gross realized loss on equity securities in the table above.

The realized losses reported in 2015 were primarily due to the $20.7 million impairment loss on the investment in Mindjet, Inc. (“Mindjet”) common and preferred shares discussed below.

Debt Securities

At December 31, 2016, there were unrealized losses on certain bonds held by the Company. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three years ended December 31, 2016.

Marketable Equity Securities

At December 31, 2016, the Company reviewed all of its equity securities in an unrealized loss position and concluded certain securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. No material impairment losses were recorded on marketable equity securities during the three years ended December 31, 2016.

Other Investments:

The Company owned the following investments that are not classified as available-for-sale (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Value	Voting Interest	Carrying Value	Voting Interest
Investment in Synthonics	$—	18.2%	$2,170	18.3%

Investment in Mindjet:
Investment in common stock	$—	19.3%	$—	19.3%
Investment in preferred stock	1,312		1,312
	$1,312	19.3%	$1,312	19.3%
Total	$1,312		$3,482

Investment in Synthonics:

Synthonics, Inc. (“Synthonics”) is a private company co-founded by a previous member of the Company’s board of directors. The Company’s investment consists of preferred shares as discussed in Note 11 “Related-Party Transactions.” During 2016, the Company recorded an impairment loss of $2.2 million on its investment in Synthonics as the estimated fair value was less than the carrying value due to continuing losses, the resulting liquidity issues, and decreased market conditions that have adversely affected the value. The loss is recorded within impairment loss on investment in unconsolidated affiliate in the Company’s consolidated statements of operations and comprehensive income or loss for the year then ended December 31, 2016 and also reported in the gross realized loss on equity securities in the table above. The fair value approach relied primarily on Level 3 unobservable inputs, whereby the enterprise value was determined using book value multiples that included assumptions regarding an entity’s risks and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

Investment in Mindjet:

During 2015, Mindjet raised additional capital from existing shareholders. The Company elected not to participate in the offering and as a result, the Company’s existing investment in preferred stock was converted to common stock at five shares of preferred stock for one share of common stock, and the Company’s investment in convertible debt was converted into nonvoting preferred stock resulting in a decline in the Company’s voting ownership to 19.3%. In addition, the Company lost its right to a board seat. Given the resulting voting interest and loss of board representation, the Company determined it no longer had significant influence over the operating and financial policies of Mindjet and therefore discontinued the equity method of accounting for the investment in common stock during the third quarter of 2015. The remaining carrying value of the investment, including a convertible note receivable and associated interest was approximately $2.3 million at December 31, 2016 and 2015.

The Company had previously accounted for the investment in common stock using the equity method of accounting. This resulted in recording a loss within equity in loss of unconsolidated affiliate in the consolidated statement of operations and comprehensive income or loss of $3.4 million and $2.1 million for the years ended December 31, 2015 and 2014, respectively. The Company’s share of the losses reported by Mindjet during 2015 was allocated to the carrying value of the common stock investment until it reached zero and then to the preferred stock and convertible debt.

During 2015, the Company recorded a $20.7 million impairment loss on the investment in Mindjet common and preferred shares as the estimated fair value was less than the carrying value due to significantly increased, and continuing operating losses and resulting liquidity issues, actual financial results significantly less than projections, and unfavorable market conditions that have adversely affected the value of Mindjet. Such loss was recorded in impairment loss on investment in unconsolidated affiliate in the consolidated statement of operations and comprehensive income or loss. The fair value of the investment in Mindjet was based on an analysis of the financial and operational aspects of the company, including consideration of business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company. Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of debt and equity issued by Mindjet in order to reflect differences in value due to differing liquidation preferences, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were determined using revenue multiples that included assumptions regarding an entity’s assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

It is reasonably possible that the Company’s ownership percentage in Mindjet will continue to decline as other shareholders fund the ongoing operations with additional equity capital and upon conversion of notes. The Company does not anticipate investing any additional capital into Mindjet.

The carrying value of the Company’s investment in Mindjet is subject to impairment testing at each reporting period, or more frequently if facts and circumstances indicate the investment may be impaired. It is reasonably possible that circumstances may continue to deteriorate which could require the Company to record additional impairment losses on the remaining investment balances.

5.    DISCLOSURES ABOUT FAIR VALUE

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2016 and 2015. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

At December 31, 2016 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets
Available-for-sale equity securities (1)	$12,545	$8,144		$20,689
Available-for-sale debt securities (1)	$4,382			$4,382
Total	$16,927	$8,144		$25,071
Liabilities
Contingent consideration (2)			$360	$360

At December 31, 2015 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2015
Assets
Available-for-sale equity securities (1)	$10,685	$7,452		$18,137
Available-for-sale debt securities (1)	$4,453			$4,453
Total	$15,138	$7,452		$22,590
Liabilities
Contingent consideration (2)			$2,707	$2,707

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

(2) Included in this caption is the contingent consideration arrangement that the Company entered into as part of the acquisition of Citizens. The contingent consideration arrangement requires the Company to pay up to a maximum of $6 million of additional consideration based upon achievement of various pre-tax net income performance milestones of the new business (“performance milestones”) over a five year period commencing on April 1, 2014. Payout calculations are made based on calendar year performance, except for the sixth payout calculation, which will be calculated based on the achievement of performance milestones from January 1, 2019 through March 25, 2019. Payouts are to be made on an annual basis. The potential undiscounted amount of all future payments that the Company could be required to make under the contingent consideration arrangement is between zero and $6 million. The estimated fair value of the contingent consideration was estimated based on applying the weighted probability of achievement of the performance milestones. The measurement is based on significant inputs that are not observable in the market, which are defined as Level 3 inputs. Key assumptions include: (1) forecasted adjusted pre-tax net income over the contingent consideration period, (2) revenue appreciation, (3) cost inflation, (4) sales and marketing and general and administrative costs. The estimated revenue appreciation of 4.5%, cost inflation of 1.5%, and sales and marketing and general and administrative costs were applied to forecast adjusted net income over the contingent consideration period. The change in estimated fair value of the contingent consideration was $2.3 million for the year ended December 31, 2016.

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

Year Ended December 31, 2016 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Goodwill (1)			$—	$4,223
Real estate and development costs (2)			$5,645	$2,397
Real estate and development costs (3)			$1,066	$191
Oil and gas wells (4)			$—	$201
Investment in unconsolidated affiliate (5)			$—	$2,170

(1) The Company had non-recurring fair value measurements of goodwill discussed in Note 3, “Intangible Assets and Goodwill.”

(2) The Company had non-recurring fair value measurements of real estate assets discussed in Note 2, “Real Estate and Tangible Water Assets.”

(3) The Company had non-recurring fair value measurements of real estate assets in its Southeast homebuilding operations. The loss was reported in the consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the real estate segment.

(4) The Company recorded an impairment loss to write down the value of certain oil and gas wells. The loss was reported in the consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the corporate segment.

(5) The Company had a non-recurring fair value measurement on its investment in Synthonics that resulted in an impairment loss discussed in Note 4 “Investments.”

Year Ended December 31, 2015 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Intangible water assets (1)			$3,023	$269
Oil and gas wells (2)			$2,542	$1,816
Real estate and development costs (3)			$3,400	$274
Real estate and development costs (3)			$5,960	$923
Investment in unconsolidated affiliate (4)			$2,163	$20,696

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

As of December 31, 2016 and 2015, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of the Company's debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which the Company could borrow, which are Level 3 inputs in the fair value hierarchy. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated on a recurring basis.

The following table presents the carrying value and fair value of the Company’s financial instruments which are not carried at fair value (in thousands):

	December 31, 2016		December 31, 2015
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Investments in unconsolidated affiliates equity securities	$1,312	$1,312	$3,482	$3,482

Financial liabilities:
Debt	$161,728	$161,681	$157,490	$166,769

6.    DEBT, NET

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

The following table details the Company’s outstanding debt (in thousands):

	December 31,
	2016	2015
LIBOR + 3.75% through 2016(1)		$34,528
Prime + 1.75% through 2016(2)		717
LIBOR + 3.00% through 2016(1)		4,832
LIBOR + 3.50 % through 2017(1)	$4,693	9,785
LIBOR + 3.75 % through 2017(1)	31,533	18,456
LIBOR + 2.75% through 2018(1)	10,500
LIBOR + 3.75% through 2018(1)	26,444
5.50% through 2016		2,342
5.50% through 2017	2,476
5.00% through 2017	5,607	4,581
10.00% through 2017	1,604	1,604
0.00% through 2017		1,935
8.00% through 2018	4,000	4,000
Senior notes, net	74,871	74,710
Total debt	$161,728	$157,490
Debt issuance costs	(734)	(1,524)
Total debt, net	$160,994	$155,966

(1) At December 31, 2016, the 30-day LIBOR rate was 0.77%.
(2) At December 31, 2016, the U.S. Prime rate was 3.75%.

At December 31, 2016 and 2015, the Company’s real estate debt had a weighted average interest rate of 6.5% and 6.4%, respectively.

As of December 31, 2016 and 2015, the Company had approximately $238.9 million and $232.6 million, respectively, available in loan commitments to draw upon, of which approximately $77.2 million and $75.1 million, respectively, was available.

Debt Provisions, Restrictions, and Covenants on Real Estate Debt

Certain of UCP’s debt agreements contain various significant financial covenants, each of which UCP was in compliance with at December 31, 2016, and 2015.

The $75 million of senior notes issued in 2014 by UCP limit UCP’s ability to, among other things, incur or guarantee additional unsecured and secured debt (provided that UCP may incur debt so long as UCP’s ratio of debt to its consolidated tangible assets (on a pro forma basis) would be equal to or less than 45% and provided that the aggregate amount of secured debt may not exceed the greater of $75 million or 30% of UCP’s consolidated tangible assets); pay dividends and make certain investments and other restricted payments; acquire unimproved real property in excess of $75 million per fiscal year or in excess of $150 million over the term of the notes, except to the extent funded with subordinated obligations or the proceeds of equity issuances; create or incur certain liens; transfer or sell certain assets; and merge or consolidate with other companies or transfer or sell all or substantially all of UCP’s consolidated assets.

Other

The Company’s future minimum principal debt repayments were as follows (in thousands):

Year ended December 31,
2017	$120,785
2018	40,943
2019	—
Total	$161,728

The Company incurred $12.5 million, $11.6 million, and $4 million of interest expense during the years ended December 31, 2016, 2015, and 2014, respectively. The Company capitalized $12.5 million, $11.6 million, and $3.8 million of the interest incurred in 2016, 2015, and 2014, respectively, related to construction and real estate development costs. Due to debt covenants and other restrictions, the total restricted net assets of the Company’s consolidated subsidiaries was $134.3 million at December 31, 2016.

7.    COMMITMENTS AND CONTINGENCIES

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2021. Rent expense for the years ended December 31, 2016, 2015, and 2014, for office space was $2.1 million, $1.8 million, and $1.6 million, respectively.

Future minimum payments under all operating leases were as follows (in thousands):

Year ended December 31,
2017	$1,194
2018	994
2019	574
2020	348
2021	89
Thereafter	—
Total	$3,199

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

Purchase Commitments:

In the ordinary course of business, UCP may enter into purchase or option contracts to procure lots for development and construction of homes. These contracts to purchase properties typically require a cash deposit and are generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.

UCP may also utilize purchase or option contracts with land sellers as a method of acquiring land in staged takedowns. Purchase or option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at pre-determined prices. UCP generally has the right to terminate obligations under both purchase or option contracts by forfeiting the cash deposit with no further financial responsibility to the land seller.

On September 9, 2016, UCP entered into an Option and Development Agreement whereby UCP assigned the purchase of a land parcel ("Option and Development Agreement"). Under the agreement, UCP will develop the land into finished lots with an option to purchase 241 finished lots on a monthly takedown basis that expires on April 25, 2020, subject to an extension. As of December 31, 2016, there are 226 lots remaining for takedown under the Option and Development Agreement. Land development costs incurred are reimbursable under a fixed price contract. As part of the agreement, UCP made a non-refundable deposit of $6.1 million in consideration of the purchase option. Because UCP does not own the land, costs that are incurred up to the fixed price amount, for developing the finished lots, will be treated as a receivable for the amounts due. Approximately $4 million of reimbursable land development costs under the Option and Development Agreement was recorded as a receivable for the year ended December 31, 2016.

As of December 31, 2016, UCP had outstanding $9.2 million of cash deposits pertaining to purchase contracts for 2,607 optioned lots with an aggregate remaining purchase price of approximately $106 million. As of December 31, 2015, UCP had outstanding $3.8 million cash deposits pertaining to purchase contracts for 1,127 optioned lots with an aggregate remaining purchase price of approximately $80.1 million.

Surety Bonds:

UCP obtains surety bonds from third parties in the normal course of business to ensure completion of certain infrastructure improvements at its projects. The performance bonds secure the completion of projects and/or support of obligations to build community improvements, such as roads, sewers, water systems and other utilities. As of December 31, 2016 and 2015, UCP had outstanding surety bonds totaling $55.2 million and $37.1 million, respectively. In the event that any such surety bond issued by a third party is called because the required improvements are not completed, UCP could be obligated to reimburse the issuer of the bond. Performance bonds do not have stated expiration dates. Rather, UCP is released from a performance bond as the underlying performance is completed. The Company does not expect that a material amount of any currently outstanding performance bonds will be called.

8.    STOCK-BASED COMPENSATION

At December 31, 2016, the Company had one stock-based payment arrangement outstanding, the PICO Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”). UCP also issues stock-based compensation under its own long term incentive plan that provides for equity-based awards, which upon vesting results in newly issued shares of UCP Class A common stock.

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

The Company recorded total stock based compensation expense of $4 million, $3.6 million and $7.1 million during the years ended December 31, 2016, 2015 and 2014, respectively. Of the $4 million in stock based compensation expense recorded during 2016, $1.2 million related to RSU and stock options for UCP common stock granted to the officers of UCP, of which $498,000 was allocated to noncontrolling interest. Of the $3.6 million in stock based compensation expense recorded in 2015, $1.7 million related to RSU for UCP common stock granted to the officers of UCP, of which $734,000 was allocated to noncontrolling interest. Of the $7.1 million in stock based compensation expense recorded in 2014, $3.7 million related to RSU for UCP common stock granted to the officers of UCP, of which $1.9 million was allocated to noncontrolling interest.

Performance-Based Options (PBO):

At various times, the Company has awarded PBO to various members of management. All of the PBO issued contain a market condition based on the achievement of a stock price target during the contractual term and vest monthly over a three year period. The vested portion of the options may be exercised only if the 30-trading-day average closing sales price of the Company’s common stock equals or exceeds 125% of the grant date stock price. The stock price contingency may be met any time before the options expire and it only needs to be met once for the PBO to remain exercisable for the remainder of the term. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is the vesting period of the award. However, any unrecognized compensation expense for unvested awards can be accelerated if the vesting period is modified.

The estimated fair value of the Company’s PBO was determined using a Monte Carlo model, which incorporated the following assumptions:

	2015 10-Year Option	2014 10-Year Option	2014 4.58-Year Option
Grant date	8/12/2015	11/14/2014	11/14/2014
Expiration date	8/12/2025	11/14/2024	6/14/2019
Grant date stock price	$13.06	$19.51	$19.51
Historical volatility	35.16%	35.00%	28.85%
Risk-free rate (annualized)	2.19%	2.38%	1.5%
Dividend yield (annualized)	—%	—%	—%
PBO granted	75,000	167,619	285,714
Weighted average grant date fair value	$5.87	$6.51	$6.51
Fair value of award on grant date	$440,000	$1,475,705	$1,474,672

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

A summary of PBO activity was as follows:

	Performance-Based Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2014	453,333	$19.51
Granted	75,000	$13.06
Forfeited	(75,000)	$13.06
Outstanding at December 31, 2015 and 2016	453,333	$19.51

Of the PBO outstanding at December 31, 2016, 285,714 expired and were canceled on January 8, 2017 in conjunction with the termination of the Company’s former CEO. The remaining 167,619 PBO outstanding are exercisable for up to 10 years from the grant date.

	Performance-Based Options	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value
Vested at December 31, 2014	12,593
Vested	155,278
Forfeited	(4,167)
Vested at December 31, 2015	163,704	$19.51	5.5	—
Vested	238,413
Vested at December 31, 2016	402,117	$19.51	4.5	—

During the year ended December 31, 2016, the Company accelerated the vesting of 87,302 PBO and recorded $428,000 of additional stock-based compensation expense in conjunction with the termination of the Company’s former CEO. During the year ended December 31, 2015, all previously recognized compensation expense related to forfeited PBO was reversed and the remaining unamortized expense was canceled. There were no PBO forfeitures during the years ended December 31, 2016 and 2014.

As of December 31, 2016 and December 31, 2015, there were no PBO exercisable as the market condition had not been met. The unrecognized compensation cost related to unvested PBO at December 31, 2016 and 2015 was $428,000 and $1.8 million, respectively.

Restricted Stock Units (RSU):

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

A summary of RSU activity was as follows:

	RSU Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding and unvested at December 31, 2013	469,435	$30.43
Granted	142,131	$19.81
Vested	(469,435)	$30.43
Outstanding and unvested at December 31, 2014	142,131	$19.81
Granted	23,300	$15.68
Vested	(45,753)	$20.43
Forfeited	(11,020)	$15.72
Outstanding and unvested at December 31, 2015	108,658	$19.07
Granted	24,326	$10.28
Vested	(76,152)	$19.14
Forfeited	(8,600)	$17.30
Outstanding and unvested at December 31, 2016	48,232	$14.85

The unrecognized compensation cost related to unvested RSU for the years ended December 31, 2016 and 2015 was $508,000 and $1.8 million, respectively.

In August of 2016, the Company issued 4,854 RSU to one non-employee director that vest over a one year period and in March of 2016, the Company issued 4,868 RSU each to four other non-employee directors of the Company for a total of 19,472 awards that vest one year from the date of grant.

When an employee award vests, the recipient receives a new share of PICO common stock for each RSU, less that number of shares of common stock equal in value to applicable withholding taxes. During 2016, 9,150 RSU held by non-employee directors vested, which resulted in the delivery of an equal number of newly issued shares of PICO common stock. On December 31, 2016, 67,002 RSU held by various officers and members of management vested, however the delivery of newly issued shares of stock, net of applicable withholding taxes, did not take place until January 2017.

During the year ended December 31, 2016, the Company accelerated the vesting of 35,714 RSU and recorded $651,000 of additional stock-based compensation expense in conjunction with the termination of the Company’s former CEO.

During the years ended December 31, 2016 and 2015, 8,600 and 11,020 RSU were forfeited, respectively. All previously recognized expense was reversed during the respective year and the remaining unamortized expense was canceled. There were no RSU forfeited during the year ended 2014.

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

There were no unvested SAR, and therefore no compensation expense recognized, during the three years ended December 31, 2016. In addition, there were no SAR granted or exercised during the three years ended December 31, 2016.

A summary of SAR activity is as follows:

	SAR Shares	Weighted Average Exercise Price Per Share	Weighted Average Contractual Term Remaining (Years)
Outstanding and exercisable at December 31, 2013	1,616,625	$36.45	2.5
Expired	(20,000)	$33.76
Outstanding and exercisable at December 31, 2014	1,596,625	$36.49	1.5
Expired	(1,110,155)	$33.76
Outstanding and exercisable at December 31, 2015	486,470	$42.71	1.5
Expired	(20,000)	$42.71
Outstanding and exercisable at December 31, 2016	466,470	$42.71	0.6

At December 31, 2016, none of the outstanding SAR were in-the-money.

9.    FEDERAL AND STATE CURRENT AND DEFERRED INCOME TAX

The Company and its subsidiaries file a consolidated federal income tax return. Companies that are less than 80% owned corporations, or entities that are treated as partnerships for federal income tax purposes, file separate federal income tax returns. All of the Company’s pre-tax loss from continuing operations in each of the three years ended December 31, 2016, 2015 and 2014 was generated in the U.S. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s income tax benefit for federal and state income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current tax benefit (provision)	$(47)	$48	$199
Deferred tax benefit	6,398	2,913	3,315
Total income tax benefit	$6,351	$2,961	$3,514

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Federal income tax provision at statutory rate	$6,301	$10,902	$16,439
Change in valuation allowance	(906)	(13,601)	(11,784)
State taxes, net of federal benefit	814	36	184
Nondeductible compensation		(530)	(1,567)
Equity in loss of unconsolidated affiliate		2,766	816
Research and development credit		2,248
Other	142	1,140	(574)
Total income tax benefit	$6,351	$2,961	$3,514

The 2016 effective tax rate was primarily impacted by changes in valuation allowances against deferred tax assets. As a result of the analysis of all available evidence, during 2016 UCP, Inc. reversed the valuation allowance against its deferred tax assets resulting in the recognition of a net deferred tax asset of $5.5 million reported in the Company’s consolidated financial statements at December 31, 2016. The net deferred tax asset was reflected in the Company’s consolidated financial statement as UCP, Inc.’s operating results are included in the Company’s consolidated financial statements but are not included in the Company’s federal income tax return and consequently, UCP, Inc. utilizes independent and distinct income projections and other assumptions separately from the Company and its other consolidated subsidiaries in determining the realization of its deferred taxes. However, as the Company has no direct economic interest in the results of UCP, Inc., the net tax benefit of UCP, Inc.’s operations is allocated to noncontrolling interest.

The significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Deferred compensation	$10,908	$10,199
Impairment loss on securities	1,221	1,292
Impairment loss on water assets	17,277	17,252
Impairment loss on real estate	1,847	1,423
Capitalized expenses	9,788	8,629
Net operating losses, capital losses, and tax credit carryforwards	68,090	65,680
Employee benefits, including stock-based compensation	9,945	5,818
Excess tax basis in affiliate	12,889	14,675
Fixed assets	469	2,312
Other, net	3,545	2,975
Total deferred tax assets	135,979	130,255
Deferred tax liabilities:
Unrealized appreciation on securities	4,138	3,118
Revaluation of real estate and water assets	5,247	5,254
Excess book basis in affiliate	5,770	6,646
Other, net	2,113	2,118
Total deferred tax liabilities	17,268	17,136
Valuation allowance	(113,229)	(113,119)
Net deferred income tax asset	$5,482	$—

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. At December 31, 2011, the Company considered it more likely than not that the deferred tax assets would not be realized and a full valuation allowance was provided. At December 31, 2016, after evaluating the positive and negative evidence, management concluded to maintain a full valuation allowance against its deferred tax assets, except those attributable to UCP. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Reliance on future U.S. taxable income as an indicator that a valuation allowance is not required is difficult when there is negative evidence such as the Company's cumulative losses in recent years. In considering the evidence as to whether a valuation allowance is needed, the existence, magnitude and duration of such cumulative losses are factors that are accorded significant weight in the Company's assessment. As a result, a determination was made that there was not sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that certain of these deferred tax assets would be realized. Therefore, the Company has provided a full valuation allowance against the Company's net deferred tax assets except those attributable to the UCP, Inc. balances as discussed above. This assessment will continue to be undertaken in the future. The Company's results of operations may be impacted in the future by the Company's inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The Company's results of operations might be favorably impacted in the future by reversals of valuation allowances if the Company is able to demonstrate sufficient positive evidence that the Company's deferred tax assets will be realized.

The Company had operating loss carryforwards, federal tax credit carryforwards, and state capital loss carryforwards as of December 31, 2016, that will expire if not utilized. The following table summarizes such carryforwards and their expiration as follows (in thousands):

	Federal Net Operating Losses	Federal Tax Credits	State Net Operating Losses	State Capital Losses
Expire 2017 through 2020		$2,751	$14,337	$8,500
Expire 2021 through 2025		782	7,372
Expire 2026 through 2030		5	17,144
Expire 2031 through 2036	$137,068	4,093	166,719
Total	$137,068	$7,631	$205,572	$8,500

Utilization of the Company's U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2016, the Company believes that utilization of its federal net operating losses and federal tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2016, the Company's statute is open from 2012 and 2010 forward for federal and for state tax purposes, respectively. The examination by the California Franchise Tax Board of the Company's 2006 through 2008 California income tax returns was closed without an adjustment during 2016.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income was as follows (in thousands):

	December 31,
	2016	2015
Net unrealized gain on available-for-sale investments	$6,736	$5,065
Foreign currency translation	(75)	(104)
Accumulated other comprehensive income	$6,661	$4,961

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $3.6 million at December 31, 2016 and $2.8 million at December 31, 2015.

The following table reports amounts that were reclassified from accumulated other comprehensive income and included in earnings (in thousands):

	Year Ended December 31,
	2016	2015	2014
Accumulated other comprehensive income - January 1	$4,961	$4,717	$232
Unrealized gain reclassified and recognized in net loss, net of tax(1)	(193)	(481)	(3,020)
Foreign exchange reclassified and recognized in net loss, net of tax(1)	20	361	6,567
Total reclassified and recognized in net loss, net of tax	(173)	(120)	3,547
Unrealized gain on marketable securities, net of tax	1,864	773	927
Accumulated currency, net of tax	9	(409)	11
Net change in other comprehensive income, net of tax	1,700	244	4,485
Accumulated other comprehensive income - December 31	$6,661	$4,961	$4,717

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

11.    RELATED-PARTY TRANSACTIONS

Termination of the Company’s CEO and Other Related Changes in Executive Management:

On October 10, 2016, the Company terminated its CEO, effective as of October 12, 2016. In connection with the termination, the Company’s board of directors appointed Mr. Maxim C.W. Webb as President and Chief Executive Officer and as a class III director of the Company, effective as of October 12, 2016, with a term that expires at the Company’s 2017 Annual Meeting of Stockholders, and appointed Mr. John T. Perri as Chief Financial Officer. Mr. Webb and Mr. Perri irrevocably and unconditionally waived their right to receive any bonus payment that would have otherwise been payable pursuant to the terms of the Company’s then existing executive bonus plan

The Company’s former CEO is entitled to the severance benefits set forth in Section 4(b) of his Amended and Restated Employment Agreement with the Company, dated March 11, 2016 and filed with the SEC on March 14, 2016 (the “Employment Agreement”). Such benefits include certain severance and vacation differential payments totaling approximately $10.4 million, certain medical benefits, and immediate vesting of the outstanding RSU and PBO previously granted. The Company’s former CEO was also entitled to the balance of his accrued vacation and personal days valued at $338,000 which was paid to him during October 2016.

The Company accrued the $10.4 million in severance benefits, vacation differential, stock-based compensation, and related expenses in the fourth quarter of 2016, which is presented within other liabilities in the accompanying consolidated balance sheets. In accordance with applicable regulations, payment of the severance benefits and vacation differential, stock settlement of the vested RSU, and distribution of deferred compensation balances, discussed below, will be made to the Company’s former CEO no earlier than six months and a day from the effective date of the termination.

Employment Agreements:

In 2016, the Company entered into employment agreements with Mr. Webb and Mr. Perri, effective as of January 1, 2017, that provided for an initial base salary of $496,000 and $440,000, respectively for 2017, and standard benefits package, subject to an annual cost of living adjustment that is subject to Compensation Committee approval, certain termination benefits, and participation in a revised bonus plan, as described below.

Executive Bonus Plan:

The revised bonus plan is effective from January 1, 2016 through December 31, 2020 and replaced and superseded the previous bonus plan maintained by the Company. Such arrangement awards an annual bonus only if 1) there is a net gain derived from a sale or other disposal of assets, as defined, and 2) cash proceeds from such transactions are distributed directly to the Company’s shareholders during the same year.

The agreement establishes a bonus pool that is calculated as 8.75% of the adjusted total net gain from assets sold or otherwise disposed. The plan defines the total net gain as the difference between the cash received in sale or other disposal transactions less (a) the invested capital of each such asset as of the sale date, as determined in accordance with U.S. GAAP, subject to adjustment by the compensation committee to the extent necessary to reflect the capitalization of costs with respect to such assets as required by GAAP; (b) any bonus paid or payable to the Company’s management for the sale or other disposition of each such asset, other than any bonus under the bonus plan; and (c) administrative expenses specified in the bonus plan. Such total net gain is then also multiplied by an adjustment factor resulting in an adjusted total net gain. The adjustment factor is a fraction, the numerator of which is the total amount of cash distributed or committed to be distributed to the Company’s shareholders with respect to all such assets sold or otherwise disposed of during the year, and the denominator, which is the total amount of cash received after payment of all selling costs, including any fees and commissions for which all such assets were sold or otherwise disposed of during the year. For assets distributed directly to the Company’s shareholders, the adjustment factor is 100%. The resulting bonus pool is allocated 55% to Mr. Webb, 32.5% to Mr. Perri, and 12.5% to other employees of the Company who are designated by the compensation committee as eligible to participate in the bonus plan with respect to the applicable bonus plan year, in amounts designated by the compensation committee, in each case based on the recommendation of the Mr. Webb. If there is no such employee designated as eligible to participate in the bonus plan, the remaining 12.5% will not be allocated to any individual in the respective bonus plan year. Each individual will be entitled to his allocated portion of the bonus pool for the year if employed by the Company on the last day of the year. However, in the event that Mr. Webb’s or Mr. Perri’s employment with the Company is terminated in certain circumstances as provided in their employment agreements such terminated individual will be entitled to payment of an amount under the bonus plan for a portion of the year in which such termination occurs.

For assets sold or otherwise disposed of entirely or partially for non-cash consideration by the Company, the calculation of total net gain with respect to the non-cash consideration will instead be made in the year in which the non-cash consideration is ultimately sold or otherwise disposed of for cash by the Company. For assets distributed directly to the Company’s shareholders, other than an asset resulting from a previous sale or other disposal of an asset for non-cash consideration as described in the preceding sentence, the total net gain will be determined by deducting items (a) through (c) above from the value of such assets upon such distribution, as determined in accordance with U.S. GAAP.

Deferred Compensation

The Company has agreements with its executive management, and the Company’s former CEO, to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the deferred compensation obligation for all participants at December 31, 2016 and 2015, was $27.3 million and $25.5 million, respectively, and is included in the accompanying consolidated balance sheets. These totals include a fair value of $839,000 and $805,000 of the Company’s common stock, for each of the respective years, with the balance in various publicly traded debt and equity securities, and cash. In conjunction with the termination of the Company’s former CEO, assets with a value of $23.3 million as of December 31, 2016 will be distributed from the trust accounts in April 2017.

Within these accounts, the following individuals are the beneficiaries of the following number of PICO common shares:

	December 31, 2016	December 31, 2015
Former CEO	53,996	53,996
Mr. Webb, CEO	1,375	1,375
	55,371	55,371

The trustee for the accounts is U.S. Bank. The accounts are subject to the claims of outside creditors, and the cost of the shares of PICO common stock held in the accounts are reported as treasury stock in the consolidated financial statements.

On January 20, 2015, the Company sold equity securities with a cost basis of $2.3 million to certain deferred compensation Rabbi Trust accounts held by the Company, for the benefit of the Company’s former CEO, for total proceeds of $5 million, which represented the market value of these securities on the date of sale.

Incentive Compensation

Certain officers of Vidler are eligible to receive an annual incentive award based on the combined net income, after certain adjustments, of Vidler. No compensation was earned under this plan during the years ended December 31, 2016, 2015, or 2014.

Certain officers of UCP are eligible to receive an annual incentive compensation award which is paid in cash. Compensation of $578,000 and $350,000 was earned under the plan for the years ended December 31, 2016 and 2015, respectively. No compensation was earned under this plan for the year ended December 31, 2014.

Investment in Synthonics

The Company has an investment in preferred stock of Synthonics, a company co-founded by Mr. Slepicka, formerly a non-employee director of the Company, who is currently the Chairman, Chief Executive Officer and acting Chief Financial Officer of Synthonics. As of December 31, 2016, the Company had invested $2.2 million for 18.2% of the voting interest in Synthonics. Mr. Slepicka resigned as a member of the Company’s Board of Directors effective July 27, 2016. In addition, the Company extended a $450,000 line of credit to Synthonics during 2014, which bore interest at 15% per annum. The outstanding balance and accrued interest was repaid in April 2015. During the year ended December 31, 2016, the Company recorded an impairment loss on its investment and wrote the carrying value down to zero. See Note 4 “Investments” for additional information.

Sale of Oil and Gas Assets in 2017

In conjunction with exiting our residual oil and gas operations, during the three months ending March 31, 2017, the Company sold the majority of the remaining oil and gas lease assets to the service agent the Company had contracted with to operate and manage such oil and gas operations. The Company received book value for the majority of the assets sold resulting in no significant gain or loss on the transaction. The service agent continues to provide management services to the Company in conjunction with the wind-down of the remaining operations.

12.    SEGMENT REPORTING

PICO Holdings, Inc. is a diversified holding company. The Company accounts for its segments consistent with the significant accounting policies described in Note 1.

The Company organizes its reportable segments by line of business. Currently, the major businesses that constitute operating and reportable segments are: developing water resources and water storage operations, developing land and homebuilding, corporate, which included investments in debt and equity securities, deferred compensation plans, and oil and gas operations, and the discontinued operations of a canola seed processing plant.

Segment performance is measured by revenues and segment profit before income tax and equity in loss of unconsolidated affiliate. In addition, assets identifiable with segments are disclosed as well as capital expenditures, and depreciation and amortization. The Company’s reported revenue for the three years ended December 31, 2016 was earned in the United States and therefore no geographic region disclosure is presented.

Water Resources and Water Storage Operations

The Company owns water resources and water storage operations in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico. Currently, the Company is primarily focused on selling existing water rights and storage credits.

Real Estate Operations

The Company is engaged in land development and homebuilding operations primarily in California, Washington, North Carolina, South Carolina, and Tennessee. The ongoing revenues in this segment are primarily from sales in UCP, although the Company does have other real estate holdings that could be sold from time to time.

Corporate

This segment consists of cash and fixed-income securities, the 19.3% voting interest in Mindjet, the Company’s oil and gas venture, which sold the majority of its assets during 2016, deferred compensation assets and liabilities held in trust for the benefit of the Company’s current officers and former CEO, and other parent company assets and liabilities.

Discontinued Agribusiness Operations

During 2015, the Company sold substantially all of the assets used in its agribusiness segment for a net selling price of $105.3 million. Consequently the segment qualified as held-for-sale and has been classified as discontinued agribusiness operations in the accompanying consolidated financial statements as of the earliest period presented.

Segment information by major operating segment follows (in thousands):

	Water Resources and Water Storage Operations	Real Estate Operations	Corporate	Discontinued Agribusiness Operations	Consolidated
2016
Total revenues	$952	$354,745	$6,881		$362,578
Impairment loss on intangible and long-lived assets		$6,811	$201		$7,012
Depreciation and amortization	$355	$631	$510		$1,496
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(5,476)	$8,064	$(20,591)		$(18,003)
Total assets	$185,303	$434,936	$49,050	$6,505	$675,794
Capital expenditure	$29	$166	$123		$318
2015
Total revenues (losses)	$4,332	$279,196	$(16,865)		$266,663
Impairment loss on intangible and long-lived assets	$269	$1,197	$1,816		$3,282
Depreciation and amortization	$1,037	$552	$623		$2,212
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(3,858)	$6,394	$(33,686)		$(31,150)
Equity in loss of unconsolidated affiliate			$(3,422)		$(3,422)
Total assets	$185,037	$421,411	$46,844	$8,793	$662,085
Capital expenditure	$76	$330	$2,702		$3,108
2014
Total revenues (losses)	$1,580	$191,440	$(532)		$192,488
Interest expense	$18		$210		$228
Impairment loss on intangible and long-lived assets	$5,791	$2,865	$4,428		$13,084
Depreciation and amortization	$1,098	$669	$1,287		$3,054
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliate	$(12,584)	$(10,531)	$(23,854)		$(46,969)
Equity in loss of unconsolidated affiliate			$(2,076)		$(2,076)
Total assets	$186,294	$382,543	$80,741	$152,554	$802,132
Capital expenditure	$230	$1,004	$4,036		$5,270

13.    DISCONTINUED AGRIBUSINESS OPERATIONS

On July 13, 2015, the Company entered into an agreement to sell substantially all of the assets used in its agribusiness segment to CHS for a net selling price of $105.3 million. The transaction closed on July 31, 2015. The selling price was determined primarily as an amount equal to $127 million, less a $20.9 million working capital balance adjustment. After repayment of $80.9 million of outstanding debt and $5.9 million in selling and other related costs of the sale, the Company received net proceeds of $18.4 million on the date of close. After resolution of the matters discussed below and all selling and related costs of the sale, the Company received final proceeds of $16.4 million.

The Company was required to deposit $10.2 million of such net proceeds in two separate escrow accounts, the balance of which is presented within accounts receivable in the table below. The first escrow account required $6 million to secure general indemnification obligations and for refund of any difference in the final working capital balance with any balance remaining after claims released 18 months from the closing date of the sale. The second escrow account required $4.2 million for specified operational matters (“operational escrow”).

During October 2015, the Company received $2.4 million of the operational escrow upon resolution of one matter, however, during January 2016, the Company forfeited the remaining operational escrow balance as a result of an unfavorable resolution on the second matter. As a result of forfeiting the balance, the Company recorded $1.8 million as additional loss on sale of discontinued operations in the Company’s results during the year ended December 31, 2016. In February 2017, the Company received the final $6 million that had been held in escrow for general indemnification claims.

The Company also guaranteed up to $8 million for any indemnification claims in excess of the $6 million escrow pursuant to the terms of a guaranty agreement with CHS. This guaranty will remain in force for five years from the date of sale. The guaranty has been recorded at estimated fair value that reflects the Company’s expectation that no significant amounts will be paid out under the guaranty. However, any amounts paid by the Company to CHS in excess of the estimate will result in additional loss on the sale.

During the year ended December 31, 2015, the Company recorded a loss of $18.7 million on the sale of discontinued agribusiness operations. Such loss was included in loss on sale of discontinued agribusiness operations in the accompanying consolidated statement of operations and comprehensive income or loss. The assets of the Company’s discontinued agribusiness presented in the table below at December 31, 2016, were comprised primarily of the operational escrowed funds discussed above and cash. Any assets in excess of the resolution of the outstanding matters, and after payment of remaining liabilities, are available to the Company for any corporate purposes.

The Company’s agribusiness segment qualified as held-for-sale at December 31, 2016 and has been classified as discontinued agribusiness operations in the accompanying consolidated financial statements as of the earliest period presented.

The following table presents the details of the Company’s results from discontinued agribusiness operations included in the consolidated statement of operations and comprehensive income or loss (in thousands):

	2016	2015	2014
Revenue and other income:
Sales of canola oil and meal		$82,267	$163,855
Other revenue (loss):
Loss on trading derivatives		(159)	(1,966)
Other	$590	126	519
Total revenue and other income	590	82,234	162,408

Cost of goods sold:
Cost of canola oil and meal sold		79,763	137,565
Depreciation		4,360	8,079
Other direct costs of production		5,938	11,024
Total cost of goods sold	—	90,061	156,668

Impairment loss on intangible and long-lived assets		1,875
Interest		3,259	5,536
Plant costs and overhead	111	17,578	14,278
Segment total expenses	111	112,773	176,482
Gain (loss) from discontinued agribusiness operations, net of tax	479	(30,539)	(14,074)
Loss on sale of discontinued agribusiness operations, net of tax (1)	(1,856)	(18,729)
Net loss from discontinued agribusiness operations, net of tax	(1,377)	(49,268)	(14,074)
Net loss from discontinued agribusiness operations attributable to noncontrolling interests		1,720	1,718
Net loss from discontinued agribusiness operations attributable to PICO Holdings, Inc.	$(1,377)	$(47,548)	$(12,356)

(1) Included within the loss on sale of discontinued agribusiness operations, net of tax for the year ended December 31, 2015 is a $16.9 million impairment loss on classification of assets as held-for-sale, which was recorded during the second quarter of 2015.

The following table presents the details of the Company’s discontinued agribusiness assets and liabilities classified as held-for-sale in the consolidated balance sheets (in thousands):

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$438	$938
Accounts receivable	5,993	7,800
Other assets	74	55
Total assets held-for-sale	$6,505	$8,793

Liabilities
Total liabilities held-for-sale	$276	$608

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

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2016. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2016.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on the COSO criteria (2013).

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 2, 2017, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Diego, California
March 2, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2017 annual meeting of shareholders (the “2017 proxy statement”), to be filed on or before April 30, 2017 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in the 2017 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2017 proxy statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation and Related Information” in the 2017 proxy statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2017 proxy statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Persons Transactions” and “Compensation Committee, Interlocks and Insider Participation” in the 2017 proxy statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in the 2017 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS

1.	Financial Statement Schedules

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED BALANCE SHEETS
December 31, 2016 and 2015
(In thousands)

	2016	2015
Assets
Cash and cash equivalents	$11,257	$11,429
Investments in subsidiaries	414,852	419,285
Debt and equity securities	612	540
Other assets (intercompany receivable of $16,518 in 2016 and $19,974 in 2015)	17,729	20,648
Total assets	$444,450	$451,902

Liabilities and shareholders’ equity
Accounts payable, accrued expenses and other liabilities (intercompany payable of $104,361 in 2016 and $102,697 in 2015)	$115,529	$104,077

Common stock, $.001 par value; authorized 100,000 shares, 23,125 issued and 23,070 outstanding at December 31, 2016, and 23,116 issued and 23,038 outstanding at December 31, 2015	23	23
Additional paid-in capital	495,468	494,207
Accumulated deficit	(173,231)	(151,366)
Accumulated other comprehensive income	6,661	4,961
Total shareholders’ equity	328,921	347,825
Total liabilities and shareholders’ equity	$444,450	$451,902

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
For the years ended December 31, 2016, 2015 and 2014
(In thousands, except per share data)

	2016	2015	2014
Revenues:
Investment income (intercompany interest and dividends of zero in 2016, $142 in 2015, and $75,589 in 2014)	$691	$948	$77,124
Expenses:
Expenses (intercompany interest of $2,569 in 2016, $2,468 in 2015, and $7,389 in 2014)	23,466	12,735	20,551
Income (loss) from continuing operations before income taxes	(22,775)	(11,787)	56,573
Equity in income (loss) of subsidiaries	910	(70,071)	(108,998)
Net loss	$(21,865)	$(81,858)	$(52,425)

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K.

SCHEDULE I
CONDENSED FINANCIAL INFORMATION OF REGISTRANT (PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2016, 2015 and 2014
(In thousands)

	2016	2015	2014
Operating activities:
Cash used in operating activities	$(13,372)	$(5,997)	$(3,439)

Investing activities:
Proceeds from the sale of debt and equity securities	135	10,153	6,027
Purchases of debt and equity securities			(264)
Purchases of and advances to subsidiaries		(18,563)	(8,376)
Cash received from the repayment of loans and advances to subsidiaries		12,496	8,909
Dividends and other distributions received from subsidiaries	9,565		12,088
Purchases of property, plant and equipment		(8)	(39)
Net cash provided by investing activities	9,700	4,078	18,345

Financing activities:
Loans from subsidiaries	3,500
Payment of withholding taxes on exercise of RSU		(126)	(4,118)
Cash provided by (used in) financing activities	3,500	(126)	(4,118)

Net increase (decrease) in cash and cash equivalents	(172)	(2,045)	10,788
Cash and cash equivalents, beginning of year	11,429	13,474	2,686
Cash and cash equivalents, end of year	$11,257	$11,429	$13,474

Supplemental disclosure of cash flow information:
Cash during the year for:
Refund of federal and state income taxes	$226	$3	$4,127

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$85	$559	$7,464
Dividend received from subsidiaries			$62,600

This statement should be read in conjunction with the notes to the consolidated financial statements included in the Company’s Form 10-K.

1.	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement dated July 13, 2015, by and between PICO Northstar Hallock, LLC and CHS Hallock, LLC. (1)
3.1	Amended and Restated Articles of Incorporation of PICO Holdings, Inc. (2)
3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation of PICO Holdings, Inc. (3)
3.3	Amended and Restated Bylaws of PICO Holdings, Inc. (4)
3.4	Amendment to Amended and Restated Bylaws of PICO Holdings, Inc. (3)
4.1	Indenture, dated October 21, 2014, among UCP, Inc., the guarantors named therein, and Wilmington Trust, National Association, as trustee. (5)
10.1	Guaranty, dated July 31, 2015, between PICO Holdings, Inc. and CHS Hallock, LLC. (6)
10.2	Restrictive Covenant Agreement, dated July 31, 2015, between CHS Hallock, LLC and PICO Holdings, Inc. (6)
10.3†
PICO Holdings, Inc. 2014 Equity Incentive Plan, Stock Option Grant Notice, Stock Option Award Agreement, Stock Option Notice of Exercise, Restricted Stock Unit Grant Notice, Restricted Stock Unit Award Agreement, and Restricted Stock Deferral Election Form. (7)

10.4†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in December 31, 1997. (8)

10.5†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in December 7, 2004. (8)

10.6†
Trust for PICO Deferred Holdings, LLC Non-Employee Director Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in September 25, 2001. (8)

10.7†	PICO Deferred Holdings, LLC Deferred Compensation Plan. (8)
10.8†	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada dated October 16, 2007. (2)
10.9†	Employment Agreement, dated December 14, 2016, by and between PICO Holdings, Inc. and Maxim C.W. Webb. (9)
10.10†	Employment Agreement, dated December 14, 2016, by and between PICO Holdings, Inc. and John T. Perri. (9)
10.11†	PICO Holdings, Inc. Executive Bonus Plan. (9)
10.12†	PICO Holdings, Inc. Nonemployee Director Compensation Policy
10.13	Form of Indemnity Agreement with directors and executive officers of PICO Holdings, Inc. and each of its subsidiaries.(10)
10.14†	Directorship Letter Agreement with Eric Speron dated December 18, 2015. (11)
10.15	Agreement dated March 22, 2016, among PICO Holdings, Inc. and Leder Holdings, LLC, LH Brokerage, LLC, Leder Holdings Opportunity Fund LLC and Sean M. Leder (12)
10.16	Agreement dated January 27, 2017, by and among PICO Holdings, Inc., Bandera Partners LLC, Bandera Master Fund L.P., Gregory Bylinsky and Jefferson Gramm. (13)
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(3)	Incorporated by reference to Form 8-K filed with the SEC on July 13, 2016.
(4)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(5)	Incorporate by reference to Form 8-K filed with the SEC on October 24, 2014.
(6)	Incorporated by reference to Form 8-K filed with the SEC on August 6, 2015.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014.
(8)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(9)	Incorporated by reference to Form 8-K filed with the SEC on December 15, 2016.
(10)	Incorporated by reference to Form 8-K filed with the SEC on March 5, 2013.
(11)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2015.
(12)	Incorporated by reference to Form 8-K filed with the SEC on March 22, 2016.
(13)	Incorporated by reference to Form 8-K filed with the SEC on January 30, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 2, 2017	PICO Holdings, Inc. By: /s/ Maxim C. W. Webb Maxim C. W. Webb Chief Executive Officer President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 2, 2017 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Maxim C. W. Webb	Chief Executive Officer, President and Chairman of the Board
Maxim C. W. Webb	(Principal Executive Officer)

/s/ John T. Perri	Chief Financial Officer and Secretary
John T. Perri	(Principal Financial Officer)

/s/ Daniel B. Silvers	Lead Independent Director
Daniel B. Silvers

/s/ Michael J. Machado	Director
Michael J. Machado

/s/ Andrew F. Cates	Director
Andrew F. Cates

/s/ Eric H. Speron	Director
Eric H. Speron

/s/ Howard B. Brownstein	Director
Howard B. Brownstein

/s/ Raymond V. Marino II	Director
Raymond V. Marino II