Form 10-Q
period 2017-03-31
PICO HOLDINGS INC /NEW
filed 2017-05-05
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On May 1, 2017, the registrant had 23,080,882 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Three Months Ended March 31, 2017

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$52,827	$19,611
Investments ($22,853 and $25,071 measured at fair value at March 31, 2017 and December 31, 2016, respectively)	24,166	26,383
Real estate and tangible water assets, net	45,170	57,691
Intangible assets	126,759	126,796
Other assets	3,794	4,624
Assets held-for-sale	435,567	440,689
Total assets	$688,283	$675,794

Liabilities and equity
Deferred compensation	$27,240	$27,322
Severance payable and other liabilities	12,966	12,322
Accounts payable and accrued expenses	1,063	1,015
Liabilities held-for-sale	213,697	207,566
Total liabilities	254,966	248,225

Commitments and contingencies

Common stock, $0.001 par value; authorized 100,000 shares, 23,137 issued and 23,081 outstanding at March 31, 2017, and 23,125 issued and 23,070 outstanding at December 31, 2016	23	23
Additional paid-in capital	495,311	495,468
Accumulated deficit	(168,588)	(173,231)
Accumulated other comprehensive income	6,087	6,661
Treasury stock, at cost (common shares: 55 at March 31, 2017 and December 31, 2016, respectively)	(927)	(927)
Total PICO Holdings, Inc. shareholders’ equity	331,906	327,994
Noncontrolling interest in subsidiaries	101,411	99,575
Total equity	433,317	427,569
Total liabilities and equity	$688,283	$675,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Revenues and other income:
Sale of real estate and water assets	$25,097	$98
Other income, net	1,096	687
Total revenues and other income	26,193	785

Cost of sales and expenses:
Cost of real estate and water assets sold	12,532	45
General, administrative, and other	4,090	5,082
Depreciation and amortization	98	359
Total cost of sales and expenses	16,720	5,486
Income (loss) from continuing operations before income taxes	9,473	(4,701)
Provision for federal and state income taxes	(180)	(89)
Income (loss) from continuing operations	9,293	(4,790)
Income (loss) from discontinued operations, net of tax	3,887	(203)
Loss on sale or impairment loss on classification of assets as held-for-sale, net of tax	(7,146)	(1,849)
Net loss from discontinued operations, net of tax	(3,259)	(2,052)
Net income (loss)	6,034	(6,842)
Net (income) loss attributable to noncontrolling interests	(1,391)	41
Net income (loss) attributable to PICO Holdings, Inc.	$4,643	$(6,801)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended March 31,
	2017	2016
Other comprehensive income (loss):
Net income (loss)	$6,034	$(6,842)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	(590)	40
Foreign currency translation	16	9
Total other comprehensive income (loss), net of tax	(574)	49
Comprehensive income (loss)	5,460	(6,793)
Comprehensive (income) loss attributable to noncontrolling interests	(1,391)	41
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$4,069	$(6,752)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$0.40	$(0.21)
Loss from discontinued operations	(0.20)	(0.08)
Net income (loss) per common share – basic and diluted	$0.20	$(0.29)
Weighted average shares outstanding	23,072	23,038

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2017 and 2016
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2017	23,125	$23	$495,468	$(173,231)	$6,661	55	$(927)	$99,575	$427,569
Stock-based compensation expense			717					181	898
Exercise of restricted stock units	25								—
Withholding taxes paid on vested restricted stock units			(279)					(121)	(400)
Changes in ownership of noncontrolling interest			(411)					411	—
Distribution to noncontrolling interest								(26)	(26)
Purchases of treasury stock						13	(184)		(184)
Retirement of treasury stock	(13)		(184)			(13)	184		—
Net income				4,643				1,391	6,034
Unrealized loss on investments, net of deferred income tax of $313 and reclassification adjustments of $740					(590)				(590)
Foreign currency translation					16				16
Ending balance, March 31, 2017	23,137	$23	$495,311	$(168,588)	$6,087	55	$(927)	$101,411	$433,317

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2016	23,116	$23	$494,207	$(151,366)	$4,961	78	$(1,413)	$87,592	$434,004
Stock-based compensation expense			455					51	506
Withholding taxes paid on vested restricted stock units			(25)					(20)	(45)
Net loss				(6,801)				(41)	(6,842)
Unrealized gain on investments, net of deferred income tax of $22 and reclassification adjustments of $5					40				40
Foreign currency translation					9				9
Ending balance, March 31, 2016	23,116	$23	$494,637	$(158,167)	$5,010	78	$(1,413)	$87,582	$427,672

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Cash provided by (used in) operating activities - continuing operations	$23,155	$(5,358)
Cash used in operating activities - discontinued operations	(4,131)	(12,778)
Net cash provided by (used in) operating activities	19,024	(18,136)

Investing activities:
Purchases of investments	(427)	(383)
Proceeds from sale of investments	2,474	30
Purchases of property, plant and equipment	(44)	(39)
Proceeds from sale of property, plant and equipment	258
Cash provided by (used in) investing activities - continuing operations	2,261	(392)
Cash provided by (used in) investing activities - discontinued operations	5,892	(675)
Net cash provided by (used in) investing activities	8,153	(1,067)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	(122)
Purchases of treasury stock	(184)
Cash used in financing activities - continuing operations	(306)	—
Cash provided by (used in) financing activities - discontinued operations	(754)	2,307
Net cash provided by (used in) financing activities	(1,060)	2,307

Increase (decrease) in cash and cash equivalents	26,117	(16,896)
Cash and cash equivalents, beginning of the period	60,980	57,400
Cash and cash equivalents, end of the period	87,097	40,504
Less cash and cash equivalents of discontinued operations at the end of the period	34,270	30,321
Cash and cash equivalents of continuing operations, end of the period	$52,827	$10,183

Non-cash investing and financing activities:
Unpaid liability incurred for development costs		$395
Issuance of common stock for vested restricted stock units	$1,476	$98

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC.

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of impairment losses, intangible assets, real estate and water assets, deferred income taxes, and stock-based compensation. It is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Discontinued Operations:

On April 10, 2017, our majority owned subsidiary, UCP, Inc. (“UCP”) entered into an agreement with Century Communities, Inc. (“Century”) whereby each outstanding share of UCP common stock will be converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. The transaction is expected to close by the end of the third quarter of 2017 and is subject to customary closing conditions. The Company anticipates no longer having a controlling financial interest in UCP and will deconsolidate UCP’s assets, liabilities, and results of operations when the transaction closes. The assets and liabilities of UCP qualified as held-for-sale at March 31, 2017 and UCP’s results of operations have been classified as discontinued operations as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect UCP as discontinued operations. See Note 10 “Discontinued Operations” for additional information.

Recently Issued Accounting Pronouncements:

In March 2016, the FASB issued guidance on accounting for share-based payments to employees. The guidance clarifies income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company implemented this guidance during the three months ended March 31, 2017 and it did not have a material effect on the condensed consolidated financial statements.

2. Real Estate and Tangible Water Assets

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	March 31, 2017	December 31, 2016
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at March 31, 2017 and December 31, 2016, respectively	$9,469	$9,469
Other real estate inventories completed or under development	5,724	5,724
Tangible water assets	29,977	42,498
Total real estate and tangible water assets	$45,170	$57,691

3. Intangible Assets

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	March 31, 2017	December 31, 2016
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	25,569	25,569
Other	17,293	17,330
Total intangible assets	$126,759	$126,796

4. Investments

The cost and carrying value of available-for-sale investments were as follows (in thousands):

March 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,304	$101	$(29)	$4,376
Marketable equity securities	9,093	9,410	(26)	18,477
Total	$13,397	$9,511	$(55)	$22,853

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,306	$82	$(6)	$4,382
Marketable equity securities	10,400	10,327	(38)	20,689
Total	$14,706	$10,409	$(44)	$25,071

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	March 31, 2017		December 31, 2016
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$193	$192	$182	$183
Due after one year through five years	4,111	4,184	4,124	4,199
Total	$4,304	$4,376	$4,306	$4,382

Debt Securities

The Company owns corporate bonds and other debt securities, which are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At March 31, 2017 and December 31, 2016, there were unrealized losses on certain bonds in the portfolio. The Company does not consider those bonds to be other-than-temporarily impaired because the Company expects to hold, and will not be required to sell, these particular bonds, and expects to recover the entire amortized cost basis at maturity. There were no impairment losses recorded on debt securities during the three months ended March 31, 2017 and 2016.

Marketable Equity Securities

The Company’s investment in marketable equity securities at March 31, 2017 principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets. At March 31, 2017, the Company reviewed its equity securities in an unrealized loss position and concluded certain securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. No material impairment losses were recorded during the three months ended March 31, 2017 and 2016.

Other Investments

The Company held two investments at March 31, 2017 and December 31, 2016 that were not classified as available-for-sale.

Investment in Synthonics:

The Company owns a 18.2% voting interest in Synthonics, Inc. (“Synthonics”), a private company co-founded by a former member of the Company’s board of directors. During the year ended December 31, 2016, the Company recorded an impairment loss of $2.2 million on its investment in Synthonics as the estimated fair value was less than the carrying value. Such impairment loss reduced the carrying value to zero. The fair value approach relied primarily on Level 3 unobservable inputs, whereby the enterprise value was determined using book value multiples that included assumptions regarding an entity’s risks and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

Investment in Mindjet:

The Company owns a 19.3% voting interest in Mindjet, Inc. (“Mindjet”) a private management software company. At March 31, 2017 and December 31, 2016 the carrying value of the investment was approximately $1.3 million.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2017 or during the year ended December 31, 2016.

At March 31, 2017 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2017
Assets
Available-for-sale equity securities (1)	$10,580	$7,897		$18,477
Available-for-sale debt securities (1)	4,376			4,376
Total	$14,956	$7,897		$22,853

At December 31, 2016 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets
Available-for-sale equity securities (1)	$12,545	$8,144		$20,689
Available-for-sale debt securities (1)	4,382			4,382
Total	$16,927	$8,144		$25,071

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

There were no non-financial assets that were measured at fair-value, on a non-recurring basis for the three months ended March 31, 2017.

The Company’s non-financial assets that were measured at fair value, on a non-recurring basis, by level within the fair value hierarchy for the year ended December 31, 2016 (in thousands) are as follows:

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Oil and gas wells (1)			$—	$201
Investments in unconsolidated affiliates (2)			$—	$2,170

(1) The Company recorded an impairment loss to write down the value of capitalized development costs related to its oil and gas wells. The estimated fair value of the wells was determined using a discounted cash flow model. The loss was reported in the condensed consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the corporate segment.

(2) The Company had a non-recurring fair value measurement of an investment in an unconsolidated affiliate’s equity securities held at cost discussed in Note 4 “Investments.”

Estimated Fair Value of Financial Instruments Not Carried at Fair Value

As of March 31, 2017 and December 31, 2016, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of certain of the Company’s investments in private companies cannot be reasonably estimated on a recurring basis. See Note 4 “Investments” for additional information.

6. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $102,000 and $171,000 for the three months ended March 31, 2017 and 2016, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2017	$174
2018	166
2019	171
2020	73
2021	—
Thereafter	—
Total	$584

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

7. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2017	December 31, 2016
Net unrealized gain on available-for-sale investments	$6,146	$6,736
Foreign currency translation	(59)	(75)
Accumulated other comprehensive income	$6,087	$6,661

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $3.3 million at March 31, 2017 and $3.6 million at December 31, 2016.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended March 31,
	2017	2016
Beginning balance	$6,661	$4,961
Unrealized gain reclassified and recognized in net loss, net of tax (1)	(481)	(3)
Foreign exchange reclassified and recognized in net loss, net of tax (1)	5	6
Total reclassified and recognized in net income or loss, net of tax	(476)	3
Unrealized gain (loss) on marketable securities, net of tax	(109)	43
Accumulated currency, net of tax	11	3
Net change in other comprehensive income, net of tax	(574)	49
Accumulated other comprehensive income	$6,087	$5,010

(1) Amounts reclassified from this category are included in other income, net in the condensed consolidated statement of operations and comprehensive income or loss.

8. Related-Party Transactions

Severance Payments Due to Former CEO

The Company’s former CEO is entitled to the severance benefits set forth in Section 4(b) of his Amended and Restated Employment Agreement with the Company, dated March 11, 2016 and filed with the SEC on March 14, 2016. The majority of such benefits were expensed during 2016 and included severance payments of approximately $10.4 million, certain medical benefits, and immediate vesting of the outstanding Restricted Stock Units (“RSU”) and Performance Based Options (“PBO”) previously granted. In accordance with applicable regulations, payment of the benefits, stock settlement of the vested RSU, and distribution of deferred compensation balances discussed below, were completed in April of 2017.

Deferred Compensation

The Company has agreements with its executive management to defer compensation into Rabbi Trust accounts held in the name of the Company. The total value of the deferred compensation obligation for all participants at March 31, 2017 and December 31, 2016 was $27.2 million and $27.3 million, respectively. These totals include a fair value of $775,000 and $839,000 of the Company’s common stock, for each of the respective periods, with the balance in various publicly traded equities, bonds, and cash. In conjunction with the termination of the Company’s former CEO, assets with a value of $23.2 million at March 31, 2017 were distributed from the trust accounts in April 2017.

Deferred compensation expense included in general, administrative, and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended March 31, 2017 and 2016 was a recovery of $82,000 and expense of $191,000, respectively.

Sale of Oil and Gas Assets

During the three months ended March 31, 2017, the Company sold the majority of its remaining oil and gas lease assets to the service agent the Company had contracted with to operate and manage such oil and gas operations. The Company received book value for the majority of the assets sold resulting in no significant gain or loss on the transaction. The service agent continues to provide management services to the Company in conjunction with the wind-down of the remaining operations.

9. Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations and Corporate. The accounting policies of the reportable segments are the same as those described in the Company’s 2016 Annual Report on Form 10-K filed with the SEC, however, the majority of Company’s real estate segment has been reclassified to discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

Management analyzes segments using the following information:

Segment assets (in thousands):

	March 31, 2017	December 31, 2016
Assets:
Water resource and water storage operations	$175,626	$186,055
Corporate	77,090	49,050
Assets held-for-sale	435,567	440,689
Total assets	$688,283	$675,794

Segment revenues and loss before taxes (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue and other income:
Water resource and water storage operations	$25,192	$181
Corporate	1,001	604
Total revenue and other income	$26,193	$785

Income (loss) before income taxes:
Water resource and water storage operations	$10,513	$(1,674)
Corporate	(1,040)	(3,027)
Income (loss) from continuing operations before income taxes	$9,473	$(4,701)

10. Discontinued Operations and Assets and Liabilities Held-for-Sale

On April 10, 2017, UCP entered into an agreement with Century whereby each outstanding share of UCP common stock will be converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. The Company anticipates owning approximately 9% of Century’s common stock outstanding at the close of the transaction and will classify such investment as available-for-sale in its consolidated financial statements. The transaction is expected to close by the end of the third quarter of 2017 and is subject to customary closing conditions. The common shares the Company will receive in the transaction are subject to an initial 60 day lock-up restriction. After the initial lock-up period, the Company is allowed to sell or transfer approximately 1.3 million of its Century shares every 50 days with the lock-up restrictions ending 210 days after the close.

As a result of the pending transaction, the Company will no longer have a controlling financial interest in UCP and will deconsolidate UCP when the transaction closes. The assets and liabilities of UCP qualified as held-for-sale at March 31, 2017 and have been classified as discontinued operations as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect the business as discontinued operations. The Company recorded an impairment loss of $7.1 million during the three months ended March 31, 2017, to write down the assets to their fair values as determined by the value of the transaction as of the date the transaction was announced. The final gain or loss is dependent on several variables which will not ultimately be known until the transaction closes (in thousands, except per share amounts):

	Shares and Per Share Amounts	Totals
Shares of UCP owned by the Company	10,402
Cash expected to be received	$5.32	$55,337
Shares of Century common stock expected to be received (0.2309 per share of UCP owned)	2,402
Value of Century common stock received (priced as of the announcement date)	$26.10	$62,686
Total consideration expected to be received		$118,023
Carrying value of UCP at March 31, 2017 (reduced by $2.4 million in estimated tax distributions)		$(125,171)
Impairment loss on assets classified as held-for-sale		$(7,148)

Agribusiness:

In February 2017, the Company received the final $6 million that had been held in escrow for general indemnification claims related to the sale of its discontinued agribusiness operations. The Company guaranteed up to $8 million for any indemnification claims in excess of the $6 million general indemnification escrow pursuant to the terms of the sale. This guaranty will remain in force until July 31, 2020. The guaranty has been recorded at estimated fair value that reflects the Company’s expectation that no significant amounts will be paid out under the guaranty. However, any amounts paid by the Company in excess of the estimate will result in additional loss on the sale.

The following table presents the details of the Company’s results from discontinued operations included in the condensed consolidated statement of operations and comprehensive income or loss (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue and other income from discontinued real estate operations:
Sales of real estate	$94,498	$68,225
Other	448	27
Total revenue and other income	94,946	68,252

Cost of sales and expenses from discontinued real estate operations:
Cost of real estate sold	77,128	56,521
General, administrative, and other	8,215	7,465
Sales and marketing	5,149	4,429
Impairment loss on long-lived assets	102	—
Total cost of sales and expenses	90,594	68,415
Income (loss) before income taxes	4,352	(163)
Provision for federal and state income taxes	521
Net income (loss) from discontinued real estate operations	3,831	(163)
Net income (loss) from discontinued agribusiness operations, net of tax	56	(40)
Total income (loss) from discontinued operations, net of tax	3,887	(203)
Impairment loss on assets classified as held-for-sale, net of tax	(7,148)
Income (loss) on sale of discontinued agribusiness operations, net of tax	2	(1,849)
Net loss from discontinued operations, net of tax	(3,259)	(2,052)
Net (income) loss from discontinued operations attributable to noncontrolling interests	(1,391)	60
Net loss from discontinued operations attributable to PICO Holdings, Inc.	$(4,650)	$(1,992)

The following table presents the details of the Company’s assets and liabilities classified as held-for-sale in the condensed consolidated balance sheets (in thousands):

	March 31, 2017	December 31, 2016
Real estate assets held-for-sale:
Cash and cash equivalents	$34,270	$40,931
Real estate	389,379	373,207
Accounts receivable	3,677	5,628
Other assets	15,322	14,418
Valuation allowance on assets held-for-sale	(7,148)
Real estate assets held-for-sale	435,500	434,184
Agribusiness assets held-for-sale	67	6,505
Total assets held-for-sale	$435,567	$440,689

Real estate liabilities held-for-sale:
Debt, net	$161,551	$160,994
Account payable and accrued expenses	37,731	34,025
Other liabilities	14,415	12,271
Real estate liabilities held-for-sale	213,697	207,290
Agribusiness liabilities held-for-sale		276
Total liabilities held-for-sale	$213,697	$207,566

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, in “Item 1A: Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

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

As of March 31, 2017, our business was separated into the following segments:

•	Water Resource and Water Storage Operations; and
•	Corporate.

As of March 31, 2017, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado and New Mexico.

Results of Operations — Three Months Ended March 31, 2017 and 2016

Overview of Economic Conditions, Other Recent Events, and Impact on Results of Operations

The economic environment and housing slow-down in the U.S. between 2007 and 2011 significantly decreased the rate of growth in the Southwest and the demand for our water assets in certain markets. Numerous factors can affect the performance of an individual market. However, we believe that trends in employment, housing inventory, interest rates, and home prices have a particularly significant impact. We expect that these market trends will have an impact on our operating performance. There has been a recovery and improvement in the housing markets from levels seen during the slow-down (with seasonal fluctuations) which has led to increased levels of real estate development activity, and we believe that the continuation of the housing recovery will lead to increased demand for our intangible and tangible water assets. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market and any deterioration in the markets in which we operate has the potential to cause additional impairment losses on our water assets.

The focus of our operations is building long-term shareholder value. Our revenues and results of operations fluctuate widely from period to period. For example, we recognize revenue from the sale of water assets when specific transactions close, and as a result, sales of water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year.

Significant Transactions During the Three Months Ended March 31, 2017:

Discontinued Operations:

On April 10, 2017, our majority owned subsidiary, UCP, Inc. (“UCP”) entered into an agreement with Century Communities, Inc. (“Century”) whereby each outstanding share of UCP common stock will be converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. The transaction is expected to close by the end of the third quarter of 2017 and is subject to customary closing conditions. As a result of the transaction, we expect to receive $55.3 million in cash and also approximately 9% of the outstanding common stock of Century. We will no longer have a controlling financial interest in, and will deconsolidated UCP when the transaction closes. The assets and liabilities of UCP qualified as held-for-sale at March 31, 2017 and have been classified as discontinued operations as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect our real estate business as discontinued operations. We recorded an impairment loss of $7.1 million during the three months ended March 31, 2017, to write down the assets to their fair values as determined by the transaction as of the announcement date. The final gain or loss is dependent on several variables which will not ultimately be known until the transaction closes. See Note 10 “Discontinued Operations” for additional information.

PICO Holdings, Inc. Shareholders’ Equity (in thousands):

	March 31, 2017	December 31, 2016	Change
Shareholders’ equity	$331,906	$327,994	$3,912
Shareholders’ equity per share	$14.38	$14.22	$0.16

The increase in our shareholders’ equity was primarily due to the comprehensive income of $5.5 million during the three months ended March 31, 2017.

Total Assets and Liabilities (in thousands):

	March 31, 2017	December 31, 2016	Change
Total assets	$688,283	$675,794	$12,489
Total liabilities	$254,966	$248,225	$6,741

Total assets increased during the three months ended March 31, 2017 primarily due to an increase in cash from the $25 million sale of our long-term storage credits which was offset by a decrease of $12.5 million in real estate and tangible water assets by the cost of such credits sold. Total liabilities increased during the three months ended March 31, 2017 primarily due to a variety of increases within liabilities held-for-sale.

Results of Operations

Our revenue during the three months ended March 31, 2017 was primarily the result of selling 100,000 long-term storage credits for $25 million.

During the three months ended March 31, 2017 we recorded $12.5 million in cost of real estate and water assets sold related to our sale of 100,000 water credits and $4.1 million in general and administrative costs. The decrease in general and administrative costs of $1 million quarter over quarter from March 31, 2016 to March 31, 2017 was due primarily to decreases in executive compensation.

We continued to record a full valuation allowance on our net deferred tax assets and as a result there were minimal income taxes reported during the three months ended March 31, 2017 and 2016.

Our discontinued operations included income from UCP offset by the loss recorded on the classification of such assets to discontinued operations.

We report comprehensive income or loss as well as net income or loss from the condensed consolidated statements of operations and comprehensive income or loss. Comprehensive income measures changes in equity, and includes unrealized items which are not recorded in the condensed consolidated statements of operations.

Water Resource and Water Storage Operations

Thousands of dollars	Three Months Ended March 31,
	2017	2016	Change
Revenue and other income:
Sale of real estate and water assets	$25,097	$98	$24,999
Other	95	83	12
Total revenue and other income	25,192	181	25,011

Cost of sales and expenses:
Cost of real estate and water assets sold	12,532	45	12,487
Depreciation and amortization	32	203	(171)
Overhead expense	1,654	1,282	372
Project expense	461	325	136
Segment total expenses	14,679	1,855	12,824
Income (loss) before income taxes	$10,513	$(1,674)	$12,187

Historically, our water resource and water storage segment revenue and results have been volatile and infrequent. Since the date a transaction closes generally determines the accounting period in which any sales revenue and cost of sales are recorded, our reported revenue and income in this segment fluctuate from period to period, depending on the dates when specific transactions close. Consequently, revenue in any one year is not necessarily indicative of likely revenue in future years.

Segment Revenue

We recorded the sale of 100,000 long-term storage credits during the three months ended March 31, 2017 which generated a gross margin of approximately $12.5 million, or 50%.

Segment Expenses

Overhead expenses consisted primarily of salaries and benefits, professional fees, office rent and insurance. Such expenses increased quarter-over-quarter primarily due to estimated Vidler management bonuses for the sale of our long term storage credits. Project expenses increased due to legal and consulting costs related to one of our water development projects in New Mexico.

Project expenses consisted of costs related to the ongoing maintenance of our assets and professional fees. Project costs are expensed as appropriate and fluctuate from period to period depending on activity in our various projects. In general, we expect project costs to decrease year-over-year as our assets are essentially fully developed. However, one-time unexpected costs could be incurred occasionally.

If we fail to generate revenue, incur additional expenses beyond expectations, continue to report operating losses, or if expected prices for our water assets fall, we could be required to record additional impairment losses on our real estate, tangible and intangible water assets owned in this segment.

Corporate

Thousands of dollars	Three Months Ended March 31,
	2017	2016	Change
Revenue:
Deferred compensation revenue	$240	$131	$109
Other	761	473	288
Total revenue and other income	1,001	604	397

Costs and expenses:
Stock-based compensation expense	481	387	94
Deferred compensation expense (recovery)	(82)	191	(273)
General, administrative, and other	1,642	3,053	(1,411)
Segment total expenses	2,041	3,631	(1,590)
Loss before income taxes	$(1,040)	$(3,027)	$1,987

The corporate segment consists of cash, our investments in Mindjet and Synthonics, the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers, and our oil and gas venture. Revenue includes sales from our oil and gas operations, and realized gains or losses on the sale or impairment of securities and vary considerably from year to year.

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

Corporate segment results can fluctuate due to one or more individually significant revenue or expense items which occur irregularly or change significantly from period to period, for example, realized gains or losses on the sale of investments. Consequently, the corporate segment results are not typically comparable from year to year.

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

Segment Revenue

Included in other income was revenue from our oil and gas operations that decreased to $67,000 from $389,000 for the three months ended March 31, 2017 and 2016, respectively. The decrease in revenue year-over-year was primarily due to the sale of the majority of our oil and gas assets last year.

Segment Expenses

General, administrative and other decreased during the three months ended March 31, 2017 primarily due to decreased salary and benefits from reductions in executive compensation and staffing at the corporate office, director compensation, legal fees and other costs related to general corporate matters and from reduced operating expenses as a result of selling the majority of our oil and gas assets last year.

Discontinued Operations

Thousands of dollars	Three Months Ended March 31,
	2017	2016
Real estate revenue and other income:
Sale of real estate	$94,498	$68,225
Other	448	27
Total real estate revenue and other income	94,946	68,252

Real estate cost of sales and expenses:
Cost of real estate sold	77,128	56,521
Impairment loss on intangible and long-lived assets	102
General, administrative, and other	8,215	7,398
Sales and marketing	5,149	4,428
Total real estate cost of sales and expenses	90,594	68,347
Real estate income (loss) before income taxes	4,352	(95)
Agribusiness income (loss) before income taxes	57	(40)
Segment income (loss) before income taxes	$4,409	$(135)

Liquidity and Capital Resources — Three Months Ended March 31, 2017 and 2016

Cash Flow

At March 31, 2017, our assets consisted primarily of tangible and intangible water assets, cash and cash equivalents, and investments in publicly-traded securities. Our liquid funds are generally held in money market funds.

Our cash and cash equivalents and available-for-sale investments held in each segment at March 31, 2017 were as follows:

•	Water resource and water storage operations segment held cash of $2.5 million.
•
Corporate segment held cash of $50.4 million and marketable equity and debt securities with a market value of $22.9 million. The securities are held in deferred compensation rabbi trust accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include existing cash, the sale of tangible and intangible water resource assets, loans and debt or equity offerings. We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings.

We expect to receive $55.3 million in cash and shares of Century common stock valued at approximately $62.7 million (as of the date the transaction was announced) as a result of selling our interest in UCP. It is our intention to return a significant amount of such capital to shareholders as soon as practical via a share buyback, special dividend, or other transactions, with consideration of our working capital needs.

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

Water Resource and Water Storage Operations

A substantial portion of our revenue in this segment has come from sales of real estate and water assets including the $25 million sale that closed during the three months ended March 31, 2017. Our assets in this segment are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S. The timing and amount of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one period to another. A significant portion of project expenses are incurred to maintain our assets in good standing

Corporate

In conjunction with terminating our former CEO, in April 2017, we paid severance, stock-settled the vested RSU, and distributed certain deferred compensation balances valued at approximately $23.2 million at March 31, 2017 to our former CEO. See Note 8, “Related-Party Transactions” for additional information.

We expect to continue to purchase shares of our common stock in the open market at opportunistic prices, utilizing our board approved amount of $50 million.

Consolidated Cash and Securities

Currently we have significant working capital reserves. At March 31, 2017, we had unrestricted and available cash and securities of $49.3 million, which could be used for general corporate purposes. At December 31, 2016, we had unrestricted and available cash and securities of $18.7 million.

In addition to our cash on hand at March 31, 2017, we expect to receive an estimated $55.3 million in cash from the sale of UCP and $3.9 million in remaining tax distributions from UCP payable during 2017.

At March 31, 2017, we forecasted that our net operating cash burn for continuing operations for the next 12 months was approximately $9.1 million which was comprised of expected expenditures of approximately $9.7 million offset by anticipated recurring revenue and other certain cash receipts of approximately $642,000.

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

Cash Flow

The following is a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cash provided by (used in):
Operating activities - continuing operations	$23,155	$(5,358)
Operating activities - discontinued operations	(4,131)	(12,778)
Total operating activities	19,024	(18,136)

Investing activities - continuing operations	2,261	(392)
Investing activities - discontinued operations	5,892	(675)
Total investing activities	8,153	(1,067)

Financing activities - continuing operations	(306)	—
Financing activities - discontinued operations	(754)	2,307
Total financing activities	(1,060)	2,307

Increase (decrease) in cash and cash equivalents	$26,117	$(16,896)

Cash Flows From Operating Activities

We generated $25.2 million in cash from continuing operations for the first three months of 2017 primarily from the sale of 100,000 long term storage credits. We used cash of $3.2 million for overhead and various project expenses. Our discontinued operations generated $96.4 million during the first three months of 2017 from the sale of residential real estate and lots and used cash of $92.4 million in acquisition and development of real estate.

The principal operating cash outflows from continuing operations for the first three months of 2016 was $864,000 from sales of oil and gas and other operational income. We used cash of $5 million for overhead and various project expenses. Our discontinued agribusiness operations generated $68.2 million during the first three months of 2016 from the sale of residential real estate lots and used cash of $71.4 million in acquisition and development of real estate.

Cash Flows From Investing Activities

We generated $2.5 million in cash from the sale of various debt and equity securities during the three months ended March 31, 2017. We also received $6 million in cash when we received funds that had been held in escrow for general indemnification claims related to discontinued agribusiness operations. We did not have any significant cash flows from investing activities in our continuing operations or discontinued operations for the first three months of 2016.

Cash Flows From Financing Activities

There were no significant cash flows from financing activities in our continuing operations during the three months ended March 31, 2017 and 2016. Our discontinued operations received cash of $39.8 million during the three months ended March 31, 2017 provided from draws on its debt arrangements, which was used primarily to fund the acquisition and development of various real estate projects offset by payments of $39.4 million which was used to repay debt when certain real estate properties were sold.

During the three months ended March 31, 2016, our discontinued real estate operations generated net cash of $2.3 million primarily due to borrowings of $35.5 million provided by its debt arrangements offset by repayments of debt of $33.1 million.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements, other than those disclosed in this Form 10-Q, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Aggregate Contractual Obligations:

The following table proves a summary of our contractual cash obligations and other commitments and contingencies as of March 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$174	$410			$584
Other(1)	33,572				33,572
Total	$33,746	$410			$34,156

(1) Amount represents accrued severance and deferred compensation paid to our former CEO in April 2017 as a result of his termination.

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at March 31, 2017.

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

At March 31, 2017, we had $4.4 million of marketable debt securities and $18.5 million of marketable equity securities, and at December 31, 2016, we had $4.4 million of debt securities and $20.7 million of marketable equity securities, which were subject to market risk.

Our debt securities principally consist of bonds with short and medium terms to maturity. The deferred compensation accounts have held both investment-grade and below investment-grade bonds. In the deferred compensation accounts, we manage interest rate risk by matching the maturities of the bonds to the participant’s pre-selected payout schedule.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At March 31, 2017 and March 31, 2016 the model did not calculate a material loss in fair value. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of approximately $3.7 million at March 31, 2017 and 2016, that would reduce our unrealized appreciation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2016. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC.

* If the conditions set forth in the Agreement and Plan of Merger between UCP and Century are not satisfied, the resulting merger may not be completed and UCP’s business could be impaired.

On April 10, 2017, UCP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Century. The completion of the transaction is subject to the satisfaction or waiver of certain conditions, including the adoption of the Merger Agreement by UCP’s stockholders and certain other customary conditions.

In the event UCP is unable to satisfy the conditions set forth in the Merger Agreement to obligate Century to effect the Merger, it could delay or prevent the completion of the Merger and could create uncertainty for UCP and its business could be adversely affected. In addition, in the event that the Merger is not consummated, UCP will be subject to significant costs, including legal, accounting and advisory fees related to the Merger, and the market price of UCP’s common stock may decline to the extent that the current market price of its common stock reflects a positive market assumption that the Merger will be completed.

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

* If the proposed merger between UCP and Century is consummated, the majority of our remaining assets and operations will consist of our existing water resource and water storage operations that are concentrated in a limited number of assets, making our cash flows, profitability and the fair value of those assets difficult to predicts and vulnerable to conditions and fluctuations in a limited number of local economies.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At March 31, 2017, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 57,000 acre-feet of water stored in the Phoenix Active Management Area at March 31, 2017. We have not stored any water on behalf of any customers and as of March 31, 2017, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic profit, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of March 31, 2017, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to primarily come from both local and national developers planning to construct new projects in the northern valleys. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

As of March 31, 2017, UCP had approximately $161.6 million of outstanding debt. UCP’s substantial outstanding debt, and the limitations imposed on UCP by the instruments and agreements governing its outstanding indebtedness, could have significant adverse consequences, including the following:

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

•	UCP’s vulnerability to general adverse economic and industry conditions may be increased;

•	approximately $82.2 million of UCP’s debt bears interest at variable rates, which exposes it to increased interest expense in a rising interest rate environment;

•	UCP may be at a competitive disadvantage relative to its competitors that have less debt;

•	UCP’s flexibility in planning for, or reacting to, changes in their business and the markets in which UCP operates may be limited; and

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. We may experience ownership changes in the future as a result of shifts in our stock ownership. As of March 31, 2017, we had federal and state net operating loss carryforwards of approximately $125.1 million and $194.4 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

* Fluctuations in the market price of our common stock may affect your ability to sell your shares.

The trading price of our common stock has historically been, and we expect will continue to be, subject to fluctuations. The market price of our common stock may be significantly impacted by:

•	UCP’s ability to consummate its merger with Century;

•	quarterly variations in financial performance and condition of our various businesses;

•	shortfalls in revenue or earnings from estimates forecast by securities analysts or others;

•	changes in estimates by such analysts;

•	the ability to monetize our assets, including assets related to our water resource and real estate businesses, for an adequate economic return;

•	our competitors’ announcements of extraordinary events such as acquisitions;

•	litigation; and

•	general economic conditions and other matters described herein.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended March 31, 2017:

Period	Total number of shares of common stock purchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock purchased as part of publicly announced plans of programs	Maximum dollar value of shares of common stock that may yet be purchased under the plans of programs (in thousands) (1)
January 1 to January 31, 2017
February 1 to February 28, 2017
March 1 to March 31, 2017	13,400	$13.70	13,400	$49,816
Total	13,400	$13.70	13,400	$49,816

(1) The stock repurchase program was announced on March 2, 2017. Our Board of Directors authorized up to $50 million to be used under this program and there is no set expiration date.

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
10.1
Voting Support and Transfer Restriction Agreement, dated as of April 10, 2017, by and among Century Communities, Inc., Casa Acquisition Corp., PICO Holdings, Inc., and for the limited purposes set forth therein, UCP, Inc. (incorporated by reference to the Current Report on Form 8-K filed by Century Communities, Inc. on April 11, 2017, File No. 001-36491)

10.2
Agreement to Exchange, entered into as of April 10, 2017, by and among UCP, Inc., UCP, LLC and PICO Holdings, Inc. (incorporated by reference to the Current Report on Form 8-K filed by UCP, Inc. on April 11, 2017, File No. 001-36001)

10.3	Bandera Settlement Agreement. (6)
10.4	PICO Holdings, Inc. Nonemployee Director Compensation Policy. (7)
10.5	UCP Settlement Agreement. (8)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(3)	Incorporated by reference to Form 8-K filed with the SEC on May 19, 2009.
(4)	Incorporated by reference to Form 8-K filed with the SEC on October 24, 2014.
(5)	Incorporated by reference to Form 8-K filed with the SEC on July 13, 2016.
(6)	Incorporated by reference to Form 8-K filed with the SEC on January 30, 2017.
(7)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 30, 2017.
(8)	Incorporated by reference to Form 8-K filed with the SEC on March 30, 2017.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	May 4, 2017	By: /s/ John T. Perri
John T. Perri
Chief Financial Officer and Secretary
(Principal Financial Officer and Authorized Signatory)