Form 10-Q
period 2017-06-30
PICO HOLDINGS INC /NEW
filed 2017-08-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number 033-36383

PICO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	94-2723335 (IRS Employer Identification No.)

7979 Ivanhoe Avenue, Suite 300 La Jolla, California 92037
(Address of principal executive offices, including zip code)

(858) 456-6022
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On August 1, 2017, the registrant had 23,137,670 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Six Months Ended June 30, 2017

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$36,721	$19,611
Investments ($3,354 and $25,071 measured at fair value at June 30, 2017 and December 31, 2016, respectively)	4,665	26,383
Real estate and tangible water assets, net	45,162	57,691
Intangible assets	126,753	126,796
Other assets	2,357	4,624
Assets held-for-sale	432,894	440,689
Total assets	$648,552	$675,794

Liabilities and equity
Deferred compensation	$4,050	$27,322
Other liabilities	2,122	12,322
Accounts payable and accrued expenses	505	1,015
Liabilities held-for-sale	210,352	207,566
Total liabilities	217,029	248,225

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 23,140 issued and 23,138 outstanding at June 30, 2017, and 23,125 issued and 23,070 outstanding at December 31, 2016	23	23
Additional paid-in capital	494,830	495,468
Accumulated deficit	(167,012)	(173,231)
Accumulated other comprehensive income	787	6,661
Treasury stock, at cost (common shares: 1 and 55 at June 30, 2017 and December 31, 2016, respectively)	(25)	(927)
Total PICO Holdings, Inc. shareholders’ equity	328,603	327,994
Noncontrolling interest in subsidiaries	102,920	99,575
Total equity	431,523	427,569
Total liabilities and equity	$648,552	$675,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues and other income:
Sale of real estate and water assets	$43	$33	$25,140	$130
Other income, net	8,591	817	9,687	1,504
Total revenues and other income	8,634	850	34,827	1,634

Cost of sales and expenses:
Cost of real estate and water assets sold	17	19	12,549	64
General, administrative, and other	2,832	5,321	6,922	10,404
Depreciation and amortization	36	181	134	540
Total cost of sales and expenses	2,885	5,521	19,605	11,008
Income (loss) from continuing operations before income taxes	5,749	(4,671)	15,222	(9,374)
Benefit (provision) for federal and state income taxes	(2,946)	271	(3,126)	182
Income (loss) from continuing operations	2,803	(4,400)	12,096	(9,192)
Income from discontinued operations, net of tax	4,434	1,688	8,322	1,484
Loss on sale or impairment loss on classification of assets as held-for-sale, net of tax	(4,257)	(10)	(11,403)	(1,859)
Net income (loss) from discontinued operations, net of tax	177	1,678	(3,081)	(375)
Net income (loss)	2,980	(2,722)	9,015	(9,567)
Net income attributable to noncontrolling interests	(1,405)	(675)	(2,796)	(634)
Net income (loss) attributable to PICO Holdings, Inc.	$1,575	$(3,397)	$6,219	$(10,201)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Other comprehensive income (loss):
Net income (loss)	$2,980	$(2,722)	$9,015	$(9,567)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	(5,309)	489	(5,899)	529
Foreign currency translation	9	18	25	27
Total other comprehensive income (loss), net of tax	(5,300)	507	(5,874)	556
Comprehensive income (loss)	(2,320)	(2,215)	3,141	(9,011)
Comprehensive income attributable to noncontrolling interests	(1,405)	(675)	(2,796)	(634)
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$(3,725)	$(2,890)	$345	$(9,645)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$0.12	$(0.19)	$0.52	$(0.40)
Income (loss) from discontinued operations	(0.05)	0.04	(0.25)	(0.04)
Net income (loss) per common share – basic and diluted	$0.07	$(0.15)	$0.27	$(0.44)
Weighted average shares outstanding	23,126	23,040	23,099	23,039

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Six Months Ended June 30, 2017
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2017	23,125	$23	$495,468	$(173,231)	$6,661	55	$(927)	$99,575	$427,569
Stock-based compensation expense			1,334					231	1,565
Exercise of restricted stock units	62								—
Withholding taxes paid on vested restricted stock units			(711)					(121)	(832)
Changes in ownership of noncontrolling interest			(465)					465	—
Distribution to noncontrolling interest								(26)	(26)
Purchases of treasury stock						47	(690)		(690)
Retirement of treasury stock	(47)		(690)			(47)	690		—
Distribution of treasury stock to deferred compensation plan participant (former CEO)			(106)			(54)	902		796
Net income				6,219				2,796	9,015
Unrealized loss on investments, net of deferred income tax of $3,176 and reclassification adjustments of $9,179					(5,899)				(5,899)
Foreign currency translation					25				25
Ending balance, June 30, 2017	23,140	$23	$494,830	$(167,012)	$787	1	$(25)	$102,920	$431,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Six Months Ended June 30, 2016
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2016	23,116	$23	$494,207	$(151,366)	$4,961	78	$(1,413)	$87,592	$434,004
Stock-based compensation expense			1,102					178	1,280
Exercise of restricted stock units	9								—
Withholding taxes paid on vested restricted stock units			(25)					(20)	(45)
Changes in ownership of noncontrolling interest			(1,846)					1,846	—
Acquisition of interests held by noncontrolling owners								(159)	(159)
Net loss				(10,201)				634	(9,567)
Unrealized gain on investments, net of deferred income tax of $285 and reclassification adjustments of $133					529				529
Foreign currency translation					27				27
Ending balance, June 30, 2016	23,125	$23	$493,438	$(161,567)	$5,517	78	$(1,413)	$90,071	$426,069

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Cash provided by (used in) operating activities - continuing operations	$3,084	$(8,672)
Cash used in operating activities - discontinued operations	(5,396)	(8,714)
Net cash used in operating activities	(2,312)	(17,386)

Investing activities:
Purchases of investments	(552)	(758)
Proceeds from sale of investments	7,330	405
Purchases of property, plant and equipment	(5)	(71)
Proceeds from sale of property, plant and equipment	378	661
Cash provided by investing activities - continuing operations	7,151	237
Cash provided by (used in) investing activities - discontinued operations	5,890	(712)
Net cash provided by (used in) investing activities	13,041	(475)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	(556)
Purchases of treasury stock	(690)
Cash used in financing activities - continuing operations	(1,246)	—
Cash provided by (used in) financing activities - discontinued operations	(3,232)	5,998
Net cash provided by (used in) financing activities	(4,478)	5,998

Increase (decrease) in cash and cash equivalents	6,251	(11,863)
Cash and cash equivalents, beginning of the period	60,980	57,400
Cash and cash equivalents, end of the period	67,231	45,537
Less cash and cash equivalents of discontinued operations at the end of the period	30,510	33,279
Cash and cash equivalents of continuing operations, end of the period	$36,721	$12,258

Non-cash investing and financing activities:
Unpaid liability incurred for development costs		$395
Issuance of common stock for vested restricted stock units	$2,571	$189

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

Discontinued Operations:

On April 10, 2017, the Company’s majority owned subsidiary, UCP, Inc. (“UCP”), entered into a merger agreement with Century Communities, Inc. (“Century”) whereby each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. As a result of the transaction, the Company received $55.3 million of cash and approximately 9% of Century’s common stock outstanding. The transaction closed on August 4, 2017 and as a result the Company will deconsolidate UCP as of the closing date. The assets and liabilities of UCP qualified as held-for-sale at June 30, 2017 and UCP’s results of operations have been classified as discontinued operations as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect UCP as discontinued operations. See Note 10 “Discontinued Operations” for additional information.

Reincorporation:

On May 31, 2017, the Company changed its state of incorporation from California to Delaware. The reincorporation was approved by the requisite vote of shareholders at the Company’s Annual Meeting of Shareholders on May 4, 2017. Other than the change in the state of incorporation, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management and board of directors. Furthermore, the Company’s common stock continues to trade on the Nasdaq Global Market. The reincorporation did not alter any shareholder’s percentage ownership interest or number of shares owned in the Company. In conjunction with the reincorporation, the Company authorized 10 million shares of preferred stock, par value $0.001 per share. Shares of preferred stock may be issued from time to time in one or more series which may be by distinguishing number, letter or title. However, without shareholder approval, the Company’s board of directors is only authorized to designate and/or issue, out of the unissued shares of preferred stock, one or more series of preferred stock in connection with the adoption of a tax benefit preservation plan. The issuance of preferred stock could, among other things, have the effect of delaying, deferring, discouraging or preventing a change in control of the Company and may adversely affect the market price of the Company’s common stock and the voting and other rights of the holders of common stock.

Tax Benefit Preservation Plan:

On July 24, 2017, the Company’s board of directors adopted a tax benefit preservation plan (the “Plan”) designed to preserve the Company’s ability to utilize its net operating loss carryforwards as a result of certain stock ownership changes. Consequently, any person or group, together with its affiliates and associates (the “acquiring person”), acquiring beneficial ownership of 4.99%or more of the Company’s common stock after August 4, 2017 without the approval of the Company’s board of directors would be subjected to significant dilution in its holdings. Such dilution would occur as a consequence of each holder of a Right, other than Rights that are beneficially owned by the acquiring person, obtaining the right to purchase, upon exercise of a Right and payment of the purchase price, a number of shares of the Company’s common stock having a market value of two times the exercise price of the Right. Pursuant to the Plan, the Company issued one Right for each outstanding share of the Company’s common stock to shareholders of record at the close of business on August 4, 2017. Prior to exercise, a Right does not give its holder any rights as a shareholder of the Company, including any dividend, voting or liquidation rights.

2. Real Estate and Tangible Water Assets

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	June 30, 2017	December 31, 2016
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at June 30, 2017 and December 31, 2016, respectively	$9,469	$9,469
Other real estate inventories completed or under development	5,724	5,724
Tangible water assets	29,969	42,498
Total real estate and tangible water assets	$45,162	$57,691

3. Intangible Assets

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	June 30, 2017	December 31, 2016
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	25,569	25,569
Other	17,287	17,330
Total intangible assets	$126,753	$126,796

4. Investments

The cost and carrying value of available-for-sale investments were as follows (in thousands):

June 30, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$896	$13	$(12)	$897
Marketable equity securities	1,169	1,293	(5)	2,457
Total	$2,065	$1,306	$(17)	$3,354

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,306	$82	$(6)	$4,382
Marketable equity securities	10,400	10,327	(38)	20,689
Total	$14,706	$10,409	$(44)	$25,071

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	June 30, 2017		December 31, 2016
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$275	$275	$182	$183
Due after one year through five years	621	622	4,124	4,199
Total	$896	$897	$4,306	$4,382

Debt Securities

The Company owns corporate bonds which were purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At June 30, 2017 and December 31, 2016, there were no material unrealized losses on such bonds. There were no impairment losses recorded on debt securities during the three or six months ended June 30, 2017 and 2016.

Marketable Equity Securities

The Company’s investment in marketable equity securities at June 30, 2017 principally consisted of common stock of publicly traded small-capitalization companies in the U.S. and select foreign markets. At June 30, 2017, the Company reviewed its equity securities in an unrealized loss position and concluded certain securities were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. No material impairment losses were recorded during the three or six months ended June 30, 2017 and 2016.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the six months ended June 30, 2017 or during the year ended December 31, 2016.

At June 30, 2017 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2017
Assets
Available-for-sale equity securities (1)	$2,072	$385		$2,457
Available-for-sale debt securities (1)	897			897
Total	$2,969	$385		$3,354

At December 31, 2016 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets
Available-for-sale equity securities (1)	$12,545	$8,144		$20,689
Available-for-sale debt securities (1)	4,382			4,382
Total	$16,927	$8,144		$25,071

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

There were no non-financial assets that were measured at fair-value, on a non-recurring basis for the six months ended June 30, 2017.

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

(2) During the year ended December 31, 2016, the Company recorded an impairment loss of $2.2 million on its investment in Synthonics, Inc. (“Synthonics”) as the estimated fair value was less than the carrying value. Such impairment loss reduced the carrying value to zero. The fair value approach relied primarily on Level 3 unobservable inputs, whereby the enterprise value was determined using book value multiples that included assumptions regarding an entity’s risks and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

6. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $103,000 and $178,000 for the three months ended June 30, 2017 and 2016, respectively, and was $205,000 and $348,000 for the six months ended June 30, 2017 and 2016, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2017	$171
2018	348
2019	356
2020	166
2021	—
Thereafter	—
Total	$1,041

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

7. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	June 30, 2017	December 31, 2016
Net unrealized gain on available-for-sale investments	$838	$6,736
Foreign currency translation	(51)	(75)
Accumulated other comprehensive income	$787	$6,661

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $451,000 at June 30, 2017 and $3.6 million at December 31, 2016.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$6,087	$5,010	$6,661	$4,961
Unrealized gain reclassified and recognized in net loss, net of tax (1)	(5,485)	(83)	(5,966)	(86)
Foreign exchange reclassified and recognized in net loss, net of tax (1)	(2)		2
Total reclassified and recognized in net income or loss, net of tax	(5,487)	(83)	(5,964)	(86)
Unrealized gain on marketable securities, net of tax	175	573	67	616
Accumulated currency, net of tax	12	17	23	26
Net change in other comprehensive income, net of tax	(5,300)	507	(5,874)	556
Accumulated other comprehensive income	$787	$5,517	$787	$5,517

(1) Amounts reclassified from this category are included in other income, net in the condensed consolidated statement of operations and comprehensive income or loss.

8. Related-Party Transactions

Severance Payments Due to Former CEO

During April 2017, the Company paid to its former CEO the balance of his deferred compensation (discussed below) and the severance benefits set forth in Section 4(b) of his Amended and Restated Employment Agreement with the Company, dated March 11, 2016 and filed with the SEC on March 14, 2016. The majority of the severance benefits were expensed during 2016 and included cash payments of approximately $10.4 million, certain continuing medical benefits, and immediate vesting of the outstanding Restricted Stock Units (“RSU”) and Performance Based Options (“PBO”) previously granted to the former CEO.

Deferred Compensation

In July 2017, the Company’s board of directors elected to terminate the Company’s deferred compensation plans. Consequently, while participant compensation remains deferred at June 30, 2017, the plan is no longer active. In accordance with applicable regulations, distribution of the remaining assets and settlement of the deferred compensation obligation will be made to the participants no earlier than one year from the date the plans were terminated. The total value of the deferred compensation obligation for all participants at June 30, 2017 and December 31, 2016 was $4.1 million and $27.3 million, respectively. These totals include a fair value of $25,000 and $839,000 of the Company’s common stock, for each of the respective periods, with the balance in various publicly traded equities, bonds, and cash. In conjunction with the termination of the Company’s former CEO, assets with a value of $23.4 million were distributed from the trust accounts in April 2017.

Deferred compensation expense included in general, administrative, and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended June 30, 2017 and 2016 was $287,000 and $860,000, respectively, and for the six months ended June 30, 2017 and 2016 was $205,000 and $1.1 million, respectively.

Sale of Oil and Gas Assets

During the six months ended June 30, 2017, the Company sold the majority of its remaining oil and gas lease assets to the service agent the Company had contracted with to operate and manage such oil and gas operations. The Company received book value for the majority of the assets sold resulting in no significant gain or loss on the transaction. The service agent continues to provide management services to the Company in conjunction with the wind-down of the remaining operations.

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

Management analyzes segments using the following information:

Segment assets (in thousands):

	June 30, 2017	December 31, 2016
Assets:
Water resource and water storage operations	$174,550	$186,055
Corporate	41,108	49,050
Assets held-for-sale	432,894	440,689
Total assets	$648,552	$675,794

Segment revenues and loss before taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue and other income:
Water resource and water storage operations	$227	$132	$25,419	$313
Corporate	8,407	718	9,408	1,321
Total revenue and other income	$8,634	$850	$34,827	$1,634

Income (loss) before income taxes:
Water resource and water storage operations	$(884)	$(1,507)	$9,630	$(3,180)
Corporate	6,633	(3,164)	5,592	(6,194)
Income (loss) from continuing operations before income taxes	$5,749	$(4,671)	$15,222	$(9,374)

10. Discontinued Operations and Assets and Liabilities Held-for-Sale

Real Estate:

On April 10, 2017, UCP entered into a merger agreement with Century whereby each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock representing 9% of Century’s common stock outstanding. The transaction closed on August 4,2017 and as a result the Company will deconsolidate UCP as of the closing date. The common shares the Company received in the transaction are subject to an initial 60 day lock-up restriction which also includes any constructive disposition during these periods. After the initial lock-up period, the Company is permitted to sell or transfer approximately 1.3 million of its Century shares every 50 days with the lock-up restrictions ending 210 days after the close.

The assets and liabilities of UCP qualified as held-for-sale at June 30, 2017 and have been classified as discontinued operations as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported in the Company’s real estate segment to reflect the business as discontinued operations. The Company recorded an impairment loss of $11.4 million during the six months ended June 30, 2017, to write down the assets to their fair values as determined by the value of the transaction as of June 30, 2017 as presented in the table below (in thousands, except per share amounts).

	Shares and Per Share Amounts	Totals
Shares of UCP owned by the Company	10,402
Cash expected to be received	$5.32	$55,338
Shares of Century common stock expected to be received (0.2309 per share of UCP owned)	2,402
Value of Century common stock received (priced as of June 30, 2017)	$24.80	$59,565
Total consideration expected to be received (priced as of June 30, 2017)		$114,903
Transaction cost paid by the Company		$(190)
Carrying value of UCP at June 30, 2017 adjusted for tax distributions of $4.7 million received in conjunction with the closing		$(126,118)
Impairment loss on assets classified as held-for-sale		$(11,405)

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

The following table presents the details of the Company’s results from discontinued operations included in the condensed consolidated statement of operations and comprehensive income or loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue and other income from discontinued real estate operations:
Sales of real estate	$113,252	$82,837	$207,751	$151,063
Other	38	22	486	49
Total revenue and other income	113,290	82,859	208,237	151,112

Cost of sales and expenses from discontinued real estate operations:
Cost of real estate sold	91,440	66,596	168,568	123,116
General, administrative, and other	10,158	7,468	18,373	14,935
Sales and marketing	6,219	4,666	11,368	9,096
Impairment loss on long-lived assets		2,397	102	2,397
Total cost of sales and expenses	107,817	81,127	198,411	149,544
Income before income taxes	5,473	1,732	9,826	1,568
Provision for federal and state income taxes	969		1,491
Net income from discontinued real estate operations	4,504	1,732	8,335	1,568
Net loss from discontinued agribusiness operations, net of tax	(70)	(44)	(13)	(84)
Net income from discontinued operations, net of tax	4,434	1,688	8,322	1,484
Impairment loss on assets classified as held-for-sale, net of tax	(4,257)		(11,405)
Income (loss) on sale of discontinued agribusiness operations, net of tax		(10)	2	(1,859)
Net income (loss) from discontinued operations, net of tax	177	1,678	(3,081)	(375)
Net (income) loss from discontinued operations attributable to noncontrolling interests	(1,405)	(680)	(2,796)	(620)
Net income (loss) from discontinued operations attributable to PICO Holdings, Inc.	$(1,228)	$998	$(5,877)	$(995)

The following table presents the details of the Company’s assets and liabilities classified as held-for-sale in the condensed consolidated balance sheets (in thousands):

	June 30, 2017	December 31, 2016
Real estate assets held-for-sale:
Cash and cash equivalents	$30,510	$40,931
Real estate	392,347	373,207
Accounts receivable	6,962	5,628
Other assets	14,290	14,418
Valuation allowance on assets held-for-sale	(11,215)
Real estate assets held-for-sale	432,894	434,184
Agribusiness assets held-for-sale		6,505
Total assets held-for-sale	$432,894	$440,689

Real estate liabilities held-for-sale:
Debt, net	$159,565	$160,994
Account payable and accrued expenses	35,294	34,025
Other liabilities	15,493	12,271
Real estate liabilities held-for-sale	210,352	207,290
Agribusiness liabilities held-for-sale		276
Total liabilities held-for-sale	$210,352	$207,566

The following table presents the details of the Company’s condensed consolidated statements of operations and comprehensive income or loss recast to present the results of UCP as a discontinued operation (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Revenues and other income:
Sale of real estate and water assets	$633	$3,856	$1,220
Impairment loss on investment in unconsolidated affiliate	(2,170)	(20,696)	(1,078)
Other income, net	9,471	4,472	1,077
Total revenues and other income	7,934	(12,368)	1,219

Cost of sales and expenses:
Cost of real estate and water assets sold	326	1,239	738
General, administrative, and other	32,830	20,027	24,156
Impairment loss on intangible and long-lived assets	201	2,085	10,219
Depreciation and amortization	865	1,660	2,385
Total cost and expenses	34,222	25,011	37,498
Loss from continuing operations before income taxes and equity in loss of unconsolidated affiliates	(26,288)	(37,379)	(36,279)
Benefit for federal and state income taxes	1,135	2,961	2,450
Equity in loss of unconsolidated affiliate		(3,422)	(2,076)
Loss from continuing operations	(25,153)	(37,840)	(35,905)
Income (loss) from discontinued operations, net of tax	13,899	(24,310)	(23,700)
Loss on sale or impairment loss on classification of assets as held-for-sale, net of tax	(1,775)	(18,729)
Net income (loss) from discontinued operations, net of tax	12,124	(43,039)	(23,700)
Net loss	(13,029)	(80,879)	(59,605)
Net (income) loss attributable to noncontrolling interests	(8,836)	(979)	7,180
Net loss attributable to PICO Holdings, Inc.	$(21,865)	$(81,858)	$(52,425)

	Year Ended December 31,
	2016	2015	2014
Other comprehensive income (loss):
Net loss	$(13,029)	$(80,879)	$(59,605)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	1,671	292	(2,093)
Foreign currency translation	29	(48)	6,578
Total other comprehensive income, net of tax	1,700	244	4,485
Comprehensive loss	(11,329)	(80,635)	(55,120)
Comprehensive (income) loss attributable to noncontrolling interests	(8,836)	(979)	7,180
Comprehensive loss attributable to PICO Holdings, Inc.	$(20,165)	$(81,614)	$(47,940)

Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$(1.09)	$(1.76)	$(1.34)
Income (loss) from discontinued operations	0.14	(1.80)	(0.96)
Net loss per common share – basic and diluted	$(0.95)	$(3.56)	$(2.30)
Weighted average shares outstanding	23,054	23,014	22,802

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

As of June 30, 2017, our business was separated into the following segments:

•Water Resource and Water Storage Operations; and
•Corporate.

As of June 30, 2017, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico.

Results of Operations — Three and Six Months Ended June 30, 2017 and 2016

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

Significant Transactions During the Six Months Ended June 30, 2017:

Discontinued Operations:

On April 10, 2017, our majority owned subsidiary, UCP, Inc. (“UCP”), entered into a merger agreement with Century Communities, Inc. (“Century”) whereby each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. The transaction closed on August 4, 2017. As a result of the transaction, we received $55.3 million in cash and approximately 9% of the outstanding common stock of Century. The assets and liabilities of UCP qualified as held-for-sale at June 30, 2017 and have been classified as discontinued operations as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect our real estate business as discontinued operations. We recorded an impairment loss of $11.4 million during the six months ended June 30, 2017, to write down the assets to their fair values as determined by the transaction as of June 30, 2017. We do not expect the final loss to be materially different from the loss recorded at June 30, 2017. See Note 10 “Discontinued Operations” for additional information.

PICO Holdings, Inc. Shareholders’ Equity (in thousands):

	June 30, 2017	December 31, 2016	Change
Shareholders’ equity	$328,603	$327,994	$609
Shareholders’ equity per share	$14.20	$14.22	$(0.02)

The increase in our shareholders’ equity was primarily due to the comprehensive income attributable to the Company of $345,000 during the six months ended June 30, 2017.

Total Assets and Liabilities (in thousands):

	June 30, 2017	December 31, 2016	Change
Total assets	$648,552	$675,794	$(27,242)
Total liabilities	$217,029	$248,225	$(31,196)

Total assets decreased during the six months ended June 30, 2017 primarily due to a $21.7 million decrease in investments from the sale and distribution of certain securities in conjunction with the termination of our former CEO, a $12.5 million decrease in real estate and tangible water assets as a result of the $25 million sale of our long-term storage credits, a $7.8 million decrease in assets held-for-sale and a $2.3 million decrease in other assets. The decreases in assets were offset by an increase in cash of $17.1 million primarily as a result of the $25 million long-term storage credits sold.

Total liabilities decreased during the six months ended June 30, 2017 primarily due to the payment of $23.4 million deferred compensation and $10.4 million in accrued severance in conjunction with the termination of our former CEO.

Results of Operations

Our revenue during the three months ended June 30, 2017 resulted from realized gains on the sale of investments from our deferred compensation accounts totaling $8.1 million. The majority of the gains were recognized in conjunction with the distribution of the assets to our former CEO. In July 2017, our board of directors elected to terminate our deferred compensation plans. Consequently, remaining participants will receive a final distribution no sooner than one year from the date of dissolution. Revenue during the six months ended June 30, 2017 was primarily the result of selling 100,000 long-term storage credits for $25 million in addition to a gains recognized on sale of investments totaling $8.8 million.

During the six months ended June 30, 2017 we recorded $12.5 million in cost of real estate and water assets sold related to our sale of 100,000 water credits. Additionally, during the three and six months ended June 30, 2017 we recorded general and administrative costs of $2.8 million and $6.9 million, respectively. General and administrative costs decreased $2.5 million quarter over quarter and $3.5 million year over year from June 30, 2016 to June 30, 2017, respectively, due primarily to decreases in executive compensation and legal expenses.

We continued to record a full valuation allowance on our net deferred tax assets, however, as a result of recognizing realized gains due to the sale and distribution of certain investments that were included in unrealized gains reported in other comprehensive income in previous periods, we recorded tax expense during the three and six months ended June 30, 2017. There were minimal income taxes reported during the three and six months ended June 30, 2016.

The results of our discontinued operations included income from UCP, offset by the loss recorded on the classification of such assets to discontinued operations.

We report comprehensive income or loss as well as net income or loss from the condensed consolidated statements of operations and comprehensive income or loss. Comprehensive income measures changes in equity, and includes unrealized items which are not recorded in the condensed consolidated statements of operations.

Water Resource and Water Storage Operations

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenue and other income:
Sale of real estate and water assets	$43	$33	$10	$25,140	$130	$25,010
Other	184	99	85	279	183	96
Total revenue and other income	227	132	95	25,419	313	25,106

Cost of sales and expenses:
Cost of real estate and water assets sold	17	19	(2)	12,549	64	12,485
Depreciation and amortization	29	76	(47)	61	279	(218)
Overhead expense	690	1,023	(333)	2,343	2,304	39
Project expense	375	521	(146)	836	846	(10)
Segment total expenses	1,111	1,639	(528)	15,789	3,493	12,296
Income (loss) before income taxes	$(884)	$(1,507)	$623	$9,630	$(3,180)	$12,810

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

Segment Revenue

We recorded the sale of 100,000 long-term storage credits during the six months ended June 30, 2017 which generated a gross margin of approximately $12.5 million, or 50%. We did not have any significant sales during the three or six months ended June 30, 2016.

Segment Expenses

Overhead expenses consisted primarily of salaries and benefits, professional fees, office rent and insurance. Such expenses decreased slightly quarter-over-quarter. Project expenses decreased due to reduced legal and consulting costs during the quarter related to one of our water development projects in New Mexico.

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

Corporate

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Revenue:
Deferred compensation and other	$8,407	$718	$7,689	$9,408	$1,321	$8,087

Costs and expenses:
Stock-based compensation expense	365	479	(114)	846	866	(20)
Deferred compensation expense	287	860	(573)	205	1,049	(844)
General, administrative, and other	1,122	2,543	(1,421)	2,765	5,600	(2,835)
Segment total expenses	1,774	3,882	(2,108)	3,816	7,515	(3,699)
Income (loss) before income taxes	$6,633	$(3,164)	$9,797	$5,592	$(6,194)	$11,786

The corporate segment consists of cash, our investments in Mindjet, Inc. and Synthonics, Inc., the assets and liabilities of the deferred compensation trusts held for the benefit of certain officers, and our oil and gas venture. Revenue includes sales from our oil and gas operations, and realized gains or losses on the sale or impairment of securities and vary considerably from year to year.

The expenses recorded in this segment primarily consist of salaries and benefits for corporate staff and officers, director fees, shareholder costs, rent for our corporate office, stock-based compensation expense, deferred compensation expense, and expenses related to the operations of our oil and gas venture, which consisted primarily of the cost of the administrative service agreement for the management and administration of the oil and gas wells.

Corporate segment results can fluctuate due to one or more individually significant revenue or expense items which occur irregularly or change significantly from period to period, for example, realized gains or losses on the sale of investments. Consequently, the corporate segment results are not typically comparable from year to year.

Segment Revenue and Expense

Deferred Compensation

During the three and six months ended June 30, 2017, the revenue reported in the segment was primarily from realized gains and other income generated by deferred compensation transactions recognized in conjunction with the liquidation and distribution of such deferred compensation to our former CEO.

In July 2017, the Company’s board of directors elected to terminate our deferred compensation plans. While participants still have assets deferred at June 30, 2017, the deferred compensation plans are no longer active. We expect to distribute the assets to the participants no earlier than one year from the date of termination of the plans. The participants in the deferred compensation plans bear the risk of the investment return on the deferred compensation assets, similar to a defined contribution plan such as a 401(k) plan. The investment income and realized gains or losses from the deferred compensation assets are recorded as revenue in the period that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense or recovery. The change in net unrealized appreciation or depreciation in the deferred compensation assets is charged to compensation expense. Once the deferred compensation has been distributed, over the lifetime of the assets, the revenue and deferred compensation expense equal and there is no net effect on segment results.

General, administrative, and other expenses decreased during the six months ended June 30, 2017 primarily due to decreased salary and benefits from reductions in executive compensation and staffing at the corporate office, director compensation, legal fees and other costs related to general corporate matters and from reduced operating expenses as a result of selling the majority of our oil and gas assets last year. We expect additional decreases in our corporate segment salaries and benefits in future periods due to pay cuts taken by our executive officers, lower employee benefits, and further reduction in our corporate staff headcount implemented during the third quarter of 2017.

Discontinued Operations

Thousands of dollars	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Change	2017	2016	Change
Real estate revenue and other income:
Sale of real estate	$113,252	$82,837	$30,415	$207,751	$151,063	$56,688
Other	38	22	16	486	49	437
Total real estate revenue and other income	113,290	82,859	30,431	208,237	151,112	57,125

Real estate cost of sales and expenses:
Cost of real estate sold	91,440	66,596	24,844	168,568	123,116	45,452
Impairment loss on intangible and long-lived assets		2,397	(2,397)	102	2,397	(2,295)
General, administrative, and other	10,158	6,618	3,540	18,373	14,016	4,357
Sales and marketing	6,219	4,667	1,552	11,368	9,096	2,272
Total real estate cost of sales and expenses	107,817	80,278	27,539	198,411	148,625	49,786
Real estate income before income taxes	5,473	2,581	2,892	9,826	2,487	7,339
Agribusiness income (loss) before income taxes	(68)	(44)	(24)	(13)	84	(97)
Segment income before income taxes	$5,405	$2,537	$2,868	$9,813	$2,571	$7,242

Liquidity and Capital Resources — Six Months Ended June 30, 2017 and 2016

Cash Flow

At June 30, 2017, our assets consisted primarily of tangible and intangible water assets, cash, and our real estate assets held for sale. Our cash is generally held in money market funds.

Our cash and available-for-sale investments held in each segment at June 30, 2017 were as follows:

•	Water resource and water storage operations segment held cash of $1.8 million.

•
Corporate segment held cash of $34.9 million and marketable equity and debt securities with a market value of $3.4 million. The securities are held in deferred compensation rabbi trust accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

Our primary sources of funds include existing cash, the sale of tangible and intangible water resource assets, loans and debt or equity offerings. We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings.

We received $55.3 million in cash and shares of Century common stock valued at approximately $59.6 million (valued as of June 30, 2017) as a result of selling our interest in UCP.

It is our intention to return substantially all of such amounts (in excess of our working capital reserves) to shareholders as soon as practical via a share buyback, special dividend, or other transactions.

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

Water Resource and Water Storage Operations

A substantial portion of our revenue in this segment has come from sales of real estate and water assets including the $25 million sale that closed during the six months ended June 30, 2017. Our assets in this segment are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S. The timing and amount of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one period to another. A significant portion of project expenses are incurred to maintain our assets in good standing.

Corporate

In conjunction with terminating the employment of our former CEO, in April 2017, we paid severance, stock-settled the vested RSU, and distributed certain deferred compensation balances valued at approximately $23.4 million to our former CEO. See Note 8, “Related-Party Transactions” for additional information.

We expect to continue to purchase shares of our common stock in the open market at opportunistic prices, utilizing our board approved amount of $50 million.

Consolidated Cash and Securities

Currently we have significant working capital reserves. At June 30, 2017, we had unrestricted and available cash and securities of $36.1 million, which could be used for general corporate purposes. At December 31, 2016, we had unrestricted and available cash and securities of $18.7 million.

In addition to our cash on hand at June 30, 2017, we received $55.3 million in cash from the sale of UCP and $4.7 million of tax distributions from UCP.

At June 30, 2017, we forecasted that our net operating cash burn for continuing operations for the next 12 months was approximately $7.2 million which was comprised of expected expenditures of approximately $8 million offset by anticipated recurring revenue and other certain cash receipts of approximately $819,000.

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

Cash Flow

Cash Flows From Operating Activities

We generated $3.1 million in cash from continuing operations for the first six months of 2017 primarily from the $25 million sale of 100,000 long term storage credits. We used cash of $5.7 million for overhead and various project expenses and $18.1 million for payment of severance benefits and deferred compensation payouts related to the termination of our former CEO. Our discontinued operations generated $206.4 million during the first six months of 2017 from the sale of residential real estate and lots and used cash of $186.2 million in acquisition and development of real estate and $25.2 million for overhead.

The principal operating cash inflows from continuing operations for the first six months of 2016 was $916,000 from sales of oil and gas and other operational income. We used cash of $9.1 million for overhead and various project expenses. Our discontinued operations generated $151.6 million during the first six months of 2016 from the sale of residential real estate lots and used cash of $139.5 million in acquisition and development of real estate and $20.2 million for overhead.

Cash Flows From Investing Activities

We generated $7.3 million in cash from the sale of various debt and equity securities during the six months ended June 30, 2017. We also received $6 million in cash when we received funds that had been held in escrow for general indemnification claims related to discontinued agribusiness operations. We did not have any significant cash flows from investing activities in our continuing operations or discontinued operations for the first six months of 2016.

Cash Flows From Financing Activities

There were no significant cash flows from financing activities in our continuing operations during the six months ended June 30, 2017 and 2016. Our discontinued operations received cash of $84.1 million during the six months ended June 30, 2017 provided from draws on its debt arrangements, which was used primarily to fund the acquisition and development of various real estate projects offset by payments of $85.8 million which was used to repay debt when certain real estate properties were sold.

During the six months ended June 30, 2016, our discontinued real estate operations generated net cash of $6 million primarily due to borrowings of $67.8 million provided by its debt arrangements offset by repayments of debt of $61.5 million.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements, other than those disclosed in this Form 10-Q, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Aggregate Contractual Obligations:

The following table proves a summary of our contractual cash obligations and other commitments and contingencies as of June 30, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$171	$870			$1,041
Other(1)		4,050			4,050
Total	$171	$4,920			$5,091

(1) Amount represents deferred compensation that will be paid to plan participants no sooner than July 2018.

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at June 30, 2017.

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

At June 30, 2017, we had $897,000 of marketable debt securities and $2.5 million of marketable equity securities, and at December 31, 2016, we had $4.4 million of debt securities and $20.7 million of marketable equity securities, which were subject to market risk.

Our debt securities principally consist of bonds with short and medium terms to maturity. The deferred compensation accounts have held both investment-grade and below investment-grade bonds. In the deferred compensation accounts, we manage interest rate risk by matching the maturities of the bonds to the participant’s pre-selected payout schedule.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At June 30, 2017 and June 30, 2016 the model did not calculate a material loss in fair value. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of approximately $491,000 and $3.9 million at June 30, 2017 and 2016, respectively, that would reduce our unrealized appreciation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Our ability to monetize the Century common stock that we own is subject to restrictions, and the value of those shares when sold remains uncertain.

On April 10, 2017, UCP entered into a merger agreement with Century pursuant to which each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. The transaction resulted in us receiving $55.3 million cash and 9% of Century’s common stock outstanding (the “UCP Merger”). The UCP Merger closed on August 4, 2017. The Century common stock that we received in the UCP Merger is subject to an initial 60 day lock-up restriction. After the initial lock-up period, we are allowed to sell or transfer approximately 1.3 million shares of our Century common stock every 50 days, with the lock-up restrictions ending 210 days after the close of the UCP Merger. As a result of these restrictions our ability to initially monetize our investment in Century will be limited, and thereafter will be subject to the liquidity of Century’s common stock and our ability to sell shares in the open market, or otherwise. For so long as we continue to hold shares of Century common stock, the value of our investment will be subject to downturns in the value of the Century common stock and could be subject to wide fluctuations in price in response to various factors which are beyond our control. Any decrease in the trading price of the Century common stock will reduce the value of our investment, and would adversely affect our realized proceeds from the UCP Merger.

General economic conditions could have a material adverse effect on our financial results, financial condition and the demand for and the fair value of our assets.

All of our businesses are sensitive to general economic conditions, whether internationally, nationally, regionally, or locally. General poor economic conditions and the resulting effect of non-existent or slow rates of growth in the markets in which we operate could have a material adverse effect on the demand for our water assets. These poor economic conditions include higher unemployment, inflation, deflation, decreases in consumer demand, changes in buying patterns, a weakened dollar, higher consumer debt levels, and higher tax rates and other changes in tax laws or other economic factors that may affect commercial and residential real estate development.

Specifically, high national, regional, or local unemployment may arrest or delay any significant recovery of the residential real estate markets in which we operate, which could adversely affect the demand for our water assets. Any prolonged lack of demand for our water assets could have a significant adverse effect on our revenues, results of operations, cash flows, and the return on our investment from these assets.

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

One or more of the above factors in one or more of our operating segments could impact our revenue and profitability, negatively affect our financial condition and cash flows, cause our results of operations to be volatile, and could negatively impact our rate of return on our water assets and cause us to divest such assets for less than our intended return on our investment.

A downturn in the recent improvement that the homebuilding and land development industry has experienced would materially adversely affect our business, results of operations, and the demand for and the fair value of our assets.

The homebuilding industry experienced a significant and sustained downturn in recent years having been impacted by factors that include, but are not limited to, weak general economic and employment growth, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, and tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets where a substantial amount of our water assets are located, including the states of Nevada, Arizona, California, Colorado, and New Mexico. However, in 2012, we noted a significant improvement in the housing market which led to increased levels of real estate development activity. The continuation of the recent improvement in residential and commercial real estate development process and activity is essential for our ability to generate operating income in our water resource and water storage, and land development and homebuilding businesses. We are unable to predict whether and to what extent this recovery will continue or its timing. Any future slow-down in real estate and homebuilding activity could adversely impact various development projects within the markets in which our real estate and water assets are located and this could materially affect the demand for and the fair value of these assets and our ability to monetize these assets. Declines and weak conditions in the U.S. housing market have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses in prior years and could do so in the future.

We may not be able to realize the anticipated value of our water assets in our projected time frame, if at all.

We expect that the current rate of growth of the economy will continue to have an impact on real estate market fundamentals. Depending on how markets perform both in the short and long-term, the state of the economy, both nationally and locally in the markets where our assets are concentrated, could result in a decline in the value of our existing water assets, or result in our having to retain such assets for longer than we initially expected, which would negatively impact our rate of return on our water assets, cause us to divest such assets for less than our intended return on investment, or cause us to incur impairments on the book values of such assets to estimated fair value. Such events would adversely impact our financial condition, results of operations and cash flows.

*The fair values of our water assets are linked to growth factors concerning the local markets in which our assets are concentrated and may be impacted by broader economic issues.

Both the demand and fair value of our and water assets are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located. These local economies may be affected by factors such as the local level of employment and the availability of financing and interest rates, where our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in Colorado and New Mexico. The unemployment rate in these states, as well as issues related to the credit markets, may prolong a slowdown of the local economies where our real estate and water assets are located. This could materially and adversely affect the demand for and the fair value of our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment from these assets.

*The fair values of our water assets may decrease which could adversely affect our results of operations by impairments and write-downs.

The fair value of our water resource and water storage assets depends on market conditions. We acquired water resources and land for expansion into new markets and for replacement of inventory and expansion within our current markets. The valuation of real estate and water assets is inherently subjective and based on the individual characteristics of each asset. Factors such as changes in regulatory requirements and applicable laws, political conditions, the condition of financial markets, local and national economic conditions, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations to uncertainties. In addition, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If population growth and, as a result, water and/or housing demand in our markets fails to meet our expectations when we acquired our real estate and water assets, our profitability may be adversely affected and we may not be able to recover our costs when we sell our real estate and water assets. We regularly review the value of our water assets. These reviews have resulted in significant impairments to our water resource assets. Such impairments have adversely affected our results of operations and our financial condition in those years.

If future market conditions adversely impact the anticipated timing of and amount of sales of our water assets we may be required to record further significant impairments to the carrying value of our water assets which would adversely affect our results of operations and our financial condition.

* The majority of our remaining assets and operations consist of our existing water resource and water storage operations that are concentrated in a limited number of assets, making our cash flows, profitability and the fair value of those assets difficult to predict and vulnerable to conditions and fluctuations in a limited number of local economies.

We anticipate that a significant amount of our water resource and water storage segment revenue, results of operations and cash flows will come from a limited number of assets, which primarily consist of our water resources in Nevada and Arizona and our water storage operations in Arizona. Our two most significant assets are our water storage operations in Arizona and our water resources to serve the northern valleys of Reno, Nevada. As a result of this concentration, we expect our invested capital and results of operations will be vulnerable to the conditions and fluctuations in these local economies, along with changes in local and regional government land use, zoning, and other regulatory action.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At June 30, 2017, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 57,000 acre-feet of water stored in the Phoenix Active Management Area at June 30, 2017. We have not stored any water on behalf of any customers and as of June 30, 2017, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic profit, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of June 30, 2017, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand for new homes and residential development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to primarily come from both local and national developers planning to construct new projects in the northern valleys. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

We have filed certain water rights applications in Nevada and New Mexico. In Nevada this is primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required. We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, legal and consulting costs for hearings with the State Engineer, and other compliance costs. Until the State Engineer in the relevant state permits the water rights we are applying for, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights, if any, that will be permitted by the State Engineers. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that may be permitted may result in the write down of capitalized costs which could adversely affect the return on our investment from those assets, our revenues, results of operations, and cash flows.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. Notwithstanding our adoption of a tax benefit preservation plan, it is possible that we could experience ownership changes in the future as a result of shifts in our stock ownership. As of June 30, 2017, we had federal and state net operating loss carryforwards of approximately $162.3 million and $218.2 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

The trading price of our common stock has historically been, and we expect will continue to be, subject to fluctuations. The market price of our common stock may be significantly impacted by:

•	quarterly variations in financial performance and condition of our various businesses;

•	shortfalls in revenue or earnings from estimates forecast by securities analysts or others;

•	changes in estimates by such analysts;

•	the ability to monetize our assets related to our water resource business for an adequate economic return, including the length of time any such monetization may take;

•	our competitors’ announcements of extraordinary events such as acquisitions;

•	litigation; and

•	general economic conditions and other matters described herein.

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

*Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more complicated and the removal and replacement of our directors and management more difficult.

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions may also make it difficult for stockholders to remove and replace our board of directors and management. For example, these provisions limit who may call a special meeting of stockholders and establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. In addition, on July 24, 2017, our board of directors adopted a tax benefits preservation plan designed to preserve our ability to utilize our net operating losses as a result of certain stock ownership changes, which may have the effect of discouraging transactions involving an actual or potential change in our ownership.

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

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS AND CASH FLOWS AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORICAL FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS AND CASH FLOWS AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended June 30, 2017:

Period	Total number of shares of common stock purchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock purchased as part of publicly announced plans of programs	Maximum dollar value of shares of common stock that may yet be purchased under the plans of programs (in thousands) (1)
April 1 to April 30, 2017	34,050	$14.87	47,450	$49,310
May 1 to May 31, 2017
June 1 to June 30, 2017
Total	34,050	$14.87	47,450	$49,310

(1) The stock repurchase program was announced on March 2, 2017. Our Board of Directors authorized up to $50 million to be used under this program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

On April 10, 2017, UCP, Inc. (“UCP”), our majority-owned subsidiary, entered into a merger agreement with Century Communities, Inc. (“Century”) pursuant to which each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. As a result of the transaction we received common stock representing approximately 9% of Century’s common stock outstanding and $55.3 million cash (the “UCP Merger”). The UCP Merger closed on August 4, 2017.

In connection with the closing of the UCP Merger, the pro forma financial information required pursuant to Article 11 of Regulation S-X has been provided in this quarterly report (i) in the condensed consolidated balance sheet as of June 30, 2017, (ii) the condensed consolidated statements of operations and comprehensive income or loss for the three and six months ended June 30, 2017 and (iii) note 10, “Discontinued Operations and Assets and Liabilities Held-for-Sale” in the notes to the condensed consolidated financial statements. Such disclosures are incorporated by reference into this Item 5.

Item 6. Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement dated July 13, 2015, by and between PICO Northstar Hallock, LLC and CHS Hallock, LLC. (1)
3.1	Certificate of Incorporation of PICO Holdings, Inc. (2)
3.2	By laws of PICO Holdings, Inc. (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (5)
4.1	Section 382 Rights Agreement, dated as of July 24, 2017, by and between PICO Holdings, Inc. and Computershare Trust Company, N.A. (5)
4.2	PICO Holdings, Inc. Stock Certificate
10.1
Voting Support and Transfer Restriction Agreement, dated as of April 10, 2017, by and among Century Communities, Inc., Casa Acquisition Corp., PICO Holdings, Inc., and for the limited purposes set forth therein, UCP, Inc. (3)

10.2	Agreement to Exchange, entered into as of April 10, 2017, by and among UCP, Inc., UCP, LLC and PICO Holdings, Inc. (4)
10.3	PICO Holdings, Inc. Indemnity Agreement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2015.
(2)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(3)	Incorporated by reference to the Current Report on Form 8-K filed by Century Communities, Inc. on April 11, 2017, File No. 001-36491
(4)	Incorporated by reference to the Current Report on Form 8-K filed by UCP, Inc. on April 11, 2017, File No. 001-36001
(5)	Incorporated by reference to Form 8-K filed with the SEC on July 24, 2017.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	August 8, 2017	By: /s/ John T. Perri
John T. Perri
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)