Form 10-Q
period 2017-09-30
PICO HOLDINGS INC /NEW
filed 2017-11-08
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

On November 1, 2017, the registrant had 23,146,823 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Nine Months Ended September 30, 2017

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$25,000	$19,611
Investments ($131,260 and $25,071 measured at fair value at September 30, 2017 and December 31, 2016, respectively)	132,571	26,383
Real estate and tangible water assets, net	45,166	57,691
Intangible assets	126,907	126,796
Other assets	2,292	4,624
Assets held-for-sale		440,689
Total assets	$331,936	$675,794

Liabilities and equity
Deferred compensation	$4,066	$27,322
Other liabilities	2,266	12,322
Accounts payable and accrued expenses	1,644	1,015
Liabilities held-for-sale		207,566
Total liabilities	7,976	248,225

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 23,148 issued and 23,147 outstanding at September 30, 2017, and 23,125 issued and 23,070 outstanding at December 31, 2016	23	23
Additional paid-in capital	495,207	495,468
Accumulated deficit	(171,652)	(173,231)
Accumulated other comprehensive income	407	6,661
Treasury stock, at cost (common shares: 1 and 55 at September 30, 2017 and December 31, 2016, respectively)	(25)	(927)
Total PICO Holdings, Inc. shareholders’ equity	323,960	327,994
Noncontrolling interest in subsidiaries		99,575
Total equity	323,960	427,569
Total liabilities and equity	$331,936	$675,794

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues and other income:
Sale of real estate and water assets	$136	$476	$25,276	$607
Other income, net	69	689	9,756	2,193
Total revenues and other income	205	1,165	35,032	2,800

Cost of sales and expenses:
Cost of real estate and water assets sold	55	252	12,604	316
General, administrative, and other	2,943	5,649	9,865	16,054
Impairment loss on intangible and long-lived assets		201		201
Depreciation and amortization	24	162	159	702
Total cost of sales and expenses	3,022	6,264	22,628	17,273
Income (loss) from continuing operations before income taxes	(2,817)	(5,099)	12,404	(14,473)
Benefit (provision) for federal and state income taxes	(292)	530	(3,419)	712
Income (loss) from continuing operations	(3,109)	(4,569)	8,985	(13,761)
Income (loss) from discontinued operations, net of tax	(5,269)	2,710	3,053	4,195
Gain (loss) on sale and impairment loss on classification of assets as held-for-sale, net of tax	2,094	2	(9,309)	(1,858)
Net income (loss) from discontinued operations, net of tax	(3,175)	2,712	(6,256)	2,337
Net income (loss)	(6,284)	(1,857)	2,729	(11,424)
Net (income) loss attributable to noncontrolling interests	1,645	(1,043)	(1,150)	(1,676)
Net income (loss) attributable to PICO Holdings, Inc.	$(4,639)	$(2,900)	$1,579	$(13,100)

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Other comprehensive loss:
Net income (loss)	$(6,284)	$(1,857)	$2,729	(11,424)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	(387)	954	(6,286)	1,484
Foreign currency translation	6	31	32	57
Total other comprehensive income (loss), net of tax	(381)	985	(6,254)	1,541
Comprehensive loss	(6,665)	(872)	(3,525)	(9,883)
Comprehensive (income) loss attributable to noncontrolling interests	1,645	(1,043)	(1,150)	(1,676)
Comprehensive loss attributable to PICO Holdings, Inc.	$(5,020)	$(1,915)	$(4,675)	$(11,559)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$(0.13)	$(0.20)	$0.39	$(0.60)
Income (loss) from discontinued operations	(0.07)	0.07	(0.32)	0.03
Net income (loss) per common share – basic and diluted	$(0.20)	$(0.13)	$0.07	$(0.57)
Weighted average shares outstanding	23,138	23,068	23,112	23,049

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Nine Months Ended September 30, 2017
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2017	23,125	$23	$495,468	$(173,231)	$6,661	55	$(927)	$99,575	$427,569
Stock-based compensation expense			1,723					299	2,022
Exercise of restricted stock units	71								—
Withholding taxes paid on vested restricted stock units			(723)					(121)	(844)
Changes in ownership of noncontrolling interest			(465)					465	—
Distribution to noncontrolling interest								(26)	(26)
Purchases of treasury stock						47	(690)		(690)
Retirement of treasury stock	(47)		(690)			(47)	690		—
Distribution of treasury stock to deferred compensation plan participant (former CEO)			(106)			(54)	902		796
Deconsolidation of noncontrolling interest in conjunction with sale of consolidated subsidiary								(101,342)	(101,342)
Net income				1,579				1,150	2,729
Unrealized loss on investments, net of deferred income tax of $3,385 and reclassification adjustments of $9,781					(6,286)				(6,286)
Foreign currency translation					32				32
Ending balance, September 30, 2017	23,149	$23	$495,207	$(171,652)	$407	1	$(25)	$—	$323,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Nine Months Ended September 30, 2016
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, January 1, 2016	23,116	$23	$494,207	$(151,366)	$4,961	78	$(1,413)	$87,592	$434,004
Stock-based compensation expense			1,730					320	2,050
Exercise of restricted stock units	9								—
Withholding taxes paid on vested restricted stock units			(26)					(20)	(46)
Changes in ownership of noncontrolling interest			(1,898)					1,899	1
Acquisition of interests held by noncontrolling owners								(1,000)	(1,000)
Distribution of treasury stock to deferred compensation plan participants			(269)			(23)	486		217
Net income (loss)				(13,100)				1,676	(11,424)
Unrealized gain on investments, net of deferred income tax of $799 and reclassification adjustments of $278					1,484				1,484
Foreign currency translation					57				57
Ending balance, September 30, 2016	23,125	$23	$493,744	$(164,466)	$6,502	55	$(927)	$90,467	$425,343

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Cash provided by (used in) operating activities - continuing operations	$1,094	$(11,966)
Cash used in operating activities - discontinued operations	(9,728)	(6,340)
Net cash used in operating activities	(8,634)	(18,306)

Investing activities:
Purchases of investments	(140,464)	(1,136)
Proceeds from sale of investments	8,598	623
Proceeds from maturity of investments	69,963	18
Purchases of property, plant and equipment	(5)	(132)
Proceeds from sale of property, plant and equipment	283	7
Other investing activities, net		661
Cash provided by (used in) investing activities - continuing operations	(61,625)	41
Cash provided by (used in) investing activities - discontinued operations	47,172	(760)
Net cash used in investing activities	(14,453)	(719)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	(565)
Purchases of treasury stock	(690)
Cash used in financing activities - continuing operations	(1,255)	—
Cash provided by (used in) financing activities - discontinued operations	(11,638)	16
Net cash provided by (used in) financing activities	(12,893)	16

Decrease in cash and cash equivalents	(35,980)	(19,009)
Cash and cash equivalents, beginning of the period	60,980	57,400
Cash and cash equivalents, end of the period	25,000	38,391
Less cash and cash equivalents of discontinued operations at the end of the period	—	28,024
Cash and cash equivalents of continuing operations, end of the period	$25,000	$10,367

Supplemental cash flow information:
Payments of federal and state income taxes	$968	$187
Non-cash investing and financing activities:
Fair value of common stock of Century received in the sale of UCP, Inc.	$60,043
Non-cash distribution of debt and equity securities to deferred compensation plan participant	$15,709	$856
Issuance of common stock for vested restricted stock units	$2,571	$274

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

Discontinued Operations:

On April 10, 2017, the Company’s then majority owned subsidiary, UCP, Inc. (“UCP”), entered into a merger agreement with Century Communities, Inc. (“Century”) whereby each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. As a result of the transaction, the Company received $55.3 million of cash and approximately 9% of Century’s common stock outstanding. The transaction closed on August 4, 2017 and as a result the Company deconsolidated UCP as of the closing date. The assets and liabilities of UCP qualified as held-for-sale and UCP’s results of operations have been classified as discontinued operations as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect UCP as discontinued operations. See Note 10 “Discontinued Operations” for additional information.

Subsequent Events

Sale of Century Common Stock:

In October 2017, the Company sold its entire position of Century common stock for $59.2 million. A loss of $842,000 was realized on the date of sale, however such loss was recognized during the three months ended September 30, 2017. Consequently, no additional gain or loss will be recognized in the fourth quarter of 2017.

Special Dividend Declared:

On October 26, 2017, the Company declared a special cash dividend of $5 per share on its outstanding common stock amounting to approximately $115.7 million. The record date is November 6, 2017, payment is expected to be made on or around November 20, 2017, and the ex-dividend date is November 21, 2017.

Other Corporate Matters

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

2. Real Estate and Tangible Water Assets

The costs assigned to the various components of real estate and tangible water assets were as follows (in thousands):

	September 30, 2017	December 31, 2016
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at September 30, 2017 and December 31, 2016, respectively	$9,469	$9,469
Other real estate inventories completed or under development	5,724	5,724
Tangible water assets	29,973	42,498
Total real estate and tangible water assets	$45,166	$57,691

3. Intangible Assets

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	September 30, 2017	December 31, 2016
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	25,569	25,569
Other	17,441	17,330
Total intangible assets	$126,907	$126,796

4. Investments

The cost and carrying value of available-for-sale investments were as follows (in thousands):

September 30, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds and U.S. Treasuries	$70,850	$42	$(12)	$70,880
Marketable equity securities	59,716	671	(7)	60,380
Total	$130,566	$713	$(19)	$131,260

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,306	$82	$(6)	$4,382
Marketable equity securities	10,400	10,327	(38)	20,689
Total	$14,706	$10,409	$(44)	$25,071

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	September 30, 2017		December 31, 2016
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$70,228	$70,260	$182	$183
Due after one year through five years	622	620	4,124	4,199
Total	$70,850	$70,880	$4,306	$4,382

Debt Securities

The Company owns U.S. Treasury Bills and certain corporate bonds which were purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At September 30, 2017 and December 31, 2016, there were no material unrealized losses on such securities. There were no impairment losses recorded on debt securities during the three or nine months ended September 30, 2017 and 2016.

Marketable Equity Securities

The Company’s investment in marketable equity securities at September 30, 2017 principally consisted of common stock of Century and, to a lesser extent, other publicly traded small-capitalization companies in the U.S. and select foreign markets. At September 30, 2017, the Company reviewed its equity securities in an unrealized loss position and concluded the investment in Century was other than temporarily impaired based on the actual price the Company received on the sale of the securities subsequent to September 30, 2017. The other securities in an unrealized loss position were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. No other material impairment losses were recorded during the three or nine months ended September 30, 2017 and 2016.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the nine months ended September 30, 2017 or during the year ended December 31, 2016.

At September 30, 2017 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2017
Assets
Available-for-sale equity securities (1)	$60,136	$244		$60,380
Available-for-sale debt securities (1)	70,880			70,880
Total	$131,016	$244		$131,260

As discussed in Note 1, the Company concluded the investment in Century was other than temporarily impaired based on the actual price the Company received on the sale of the securities subsequent to September 30, 2017 and recorded an impairment loss during the three and nine months ended September 30, 2017.

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

There were no non-financial assets that were measured at fair-value, on a non-recurring basis for the nine months ended September 30, 2017.

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

6. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $70,000 and $159,000 for the three months ended September 30, 2017 and 2016, respectively, and was $275,000 and $473,000 for the nine months ended September 30, 2017 and 2016, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2017	$86
2018	348
2019	356
2020	166
2021	—
Thereafter	—
Total	$956

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

7. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	September 30, 2017	December 31, 2016
Net unrealized gain on available-for-sale investments	$451	$6,736
Foreign currency translation	(44)	(75)
Accumulated other comprehensive income	$407	$6,661

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $243,000 at September 30, 2017 and $3.6 million at December 31, 2016.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$788	$5,517	$6,661	$4,961
Unrealized gain reclassified and recognized in net loss, net of tax (1)	(392)	(95)	(6,357)	(181)
Foreign exchange reclassified and recognized in net loss, net of tax (1)	(1)	—	1	—
Total reclassified and recognized in net income or loss, net of tax	(393)	(95)	(6,356)	(181)
Unrealized gain on marketable securities, net of tax	5	1,049	72	1,665
Accumulated currency, net of tax	7	31	30	57
Net change in other comprehensive income, net of tax	(381)	985	(6,254)	1,541
Accumulated other comprehensive income	$407	$6,502	$407	$6,502

(1) Amounts reclassified from this category are included in other income, net in the condensed consolidated statement of operations and comprehensive income or loss.

8. Related-Party Transactions

Deferred Compensation

In July 2017, the Company’s board of directors elected to terminate the Company’s deferred compensation plans. Consequently, while participant compensation remains deferred at September 30, 2017, the plan is no longer active. In accordance with applicable regulations, distribution of the remaining assets and settlement of the deferred compensation obligation will be made to the participants no earlier than one year from the date the plans were terminated. The total value of the deferred compensation obligation for all participants at September 30, 2017 and December 31, 2016 was $4.1 million and $27.3 million, respectively. These totals include a fair value of $23,000 and $839,000 of the Company’s common stock, for each of the respective periods, with the balance in various publicly traded equities, bonds, and cash. In conjunction with the termination of the Company’s former CEO, assets with a value of $23.4 million were distributed from the trust accounts in April 2017.

Deferred compensation expense included in general, administrative, and other costs in the accompanying condensed consolidated statements of operations and comprehensive income or loss for the three months ended September 30, 2017 and 2016 was $16,000 and $1.8 million, respectively, and for the nine months ended September 30, 2017 and 2016 was $221,000 and $1.1 million, respectively.

Sale of Oil and Gas Assets

During the nine months ended September 30, 2017, the Company sold the majority of its remaining oil and gas lease assets to the service agent the Company had contracted with to operate and manage such oil and gas operations. The Company received book value for the majority of the assets sold resulting in no significant gain or loss on the transaction. The service agent continues to provide management services to the Company in conjunction with exiting the business.

9. Segment Reporting

PICO is a diversified holding company engaged in the following operating and reportable segments: Water Resource and Water Storage Operations and Corporate. The accounting policies of the reportable segments are the same as those described in the Company’s 2016 Annual Report on Form 10-K filed with the SEC, however, the Company’s real estate segment has been sold and deconsolidated as of August 4, 2017. Prior reported balances of the Company’s real estate segment have been reclassified as discontinued operations in the accompanying condensed consolidated financial statements for all periods presented.

Management analyzes segments using the following information:

Segment assets (in thousands):

	September 30, 2017	December 31, 2016
Assets:
Water resource and water storage operations	$173,968	$186,055
Corporate	157,968	49,050
Assets held-for-sale		440,689
Total assets	$331,936	$675,794

Segment revenues and loss before taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue and other income:
Water resource and water storage operations	$347	$577	$25,766	$890
Corporate	(142)	588	9,266	1,910
Total revenue and other income	$205	$1,165	$35,032	$2,800

Income (loss) before income taxes:
Water resource and water storage operations	$(965)	$(1,004)	$8,664	$(4,186)
Corporate	(1,852)	(4,095)	3,740	(10,287)
Income (loss) from continuing operations before income taxes	$(2,817)	$(5,099)	$12,404	$(14,473)

10. Discontinued Operations and Assets and Liabilities Held-for-Sale

Real Estate:

On April 10, 2017, UCP entered into a merger agreement with Century whereby each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock representing 9% of Century’s common stock outstanding. The transaction closed on August 4, 2017 and as a result the Company deconsolidated UCP as of the closing date. In October 2017, the Company sold its entire position of Century common stock for $59.2 million. A loss of $842,000 was realized on the date of sale however such loss was accrued during the three months ended September 30, 2017. Consequently, no additional gain or loss will be recognized in the fourth quarter of 2017.

The assets and liabilities of UCP qualified as held-for-sale and have been classified as discontinued operations as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported in the Company’s real estate segment to reflect the business as discontinued operations. As a result of the merger, the Company recorded a loss on the sale of $9.3 million during the nine months ended September 30, 2017, as calculated in the following table (in thousands, except per share amounts).

	Shares and Per Share Amounts	Totals
Shares of UCP owned by the Company	10,402
Cash received	$5.32	$55,337
Shares of Century common stock received (0.2309 per share of UCP owned)	2,402
Value of Century common stock on the date received	$25.00	$60,044
Total consideration received at the date of close		$115,381
Transaction cost paid by the Company		$(284)
Carrying value of UCP at the date of close adjusted for tax distributions		$(124,408)
Loss on sale		$(9,311)

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

The following table presents the details of the Company’s results from discontinued operations included in the condensed consolidated statement of operations and comprehensive income or loss. The three and nine months ended September 30, 2017 included results ending on August 4, 2017, the date the merger of UCP and Century closed: (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue and other income from discontinued real estate operations:
Sales of real estate	$39,462	$95,340	$247,213	$246,403
Other	20	204	506	253
Total revenue and other income	39,482	95,544	247,719	246,656

Cost of sales and expenses from discontinued real estate operations:
Cost of real estate sold	32,221	78,725	200,789	201,841
General, administrative, and other	11,245	4,612	29,618	19,331
Sales and marketing	2,415	4,939	13,784	14,035
Impairment loss on long-lived assets		4,416	102	6,812
Total cost of sales and expenses	45,881	92,692	244,293	242,019
Income (loss) before income taxes	(6,399)	2,852	3,426	4,637
Benefit (provision) for federal and state income taxes	1,130	(124)	(360)	(340)
Net income (loss) from discontinued real estate operations	(5,269)	2,728	3,066	4,297
Net loss from discontinued agribusiness operations, net of tax		(18)	(13)	(102)
Net income (loss) from discontinued operations, net of tax	(5,269)	2,710	3,053	4,195
Gain (loss) on sale of discontinued real estate operations, net of tax (1)	2,094		(9,311)
Income (loss) on sale of discontinued agribusiness operations, net of tax		2	2	(1,858)
Net income (loss) from discontinued operations, net of tax	(3,175)	2,712	(6,256)	2,337
Net (income) loss from discontinued operations attributable to noncontrolling interests	1,645	(1,043)	(1,150)	(1,676)
Net income (loss) from discontinued operations attributable to PICO Holdings, Inc.	$(1,530)	$1,669	$(7,406)	$661

(1) Included within the loss on sale of discontinued real estate operations, net of tax for the nine months ended September 30, 2017, is an $11.4 million impairment loss on classification of assets as held-for-sale, which was recorded during the second quarter of 2017. The final loss reported on sale of discontinued real estate operations during the three months ended September 30, 2017 was $9.3 million. The $2.1 million decrease in the loss during the period was primarily due to an increase in the price of Century common stock and a decrease in the carrying value of UCP caused by its reported loss from operations.

The following table presents the details of the Company’s assets and liabilities classified as held-for-sale in the condensed consolidated balance sheets (in thousands):

December 31, 2016
Real estate assets held-for-sale:
Cash and cash equivalents	$40,931
Real estate	373,207
Accounts receivable	5,628
Other assets	14,418
Valuation allowance on assets held-for-sale
Real estate assets held-for-sale	434,184
Agribusiness assets held-for-sale	6,505
Total assets held-for-sale	$440,689

Real estate liabilities held-for-sale:
Debt, net	$160,994
Account payable and accrued expenses	34,025
Other liabilities	12,271
Real estate liabilities held-for-sale	207,290
Agribusiness liabilities held-for-sale	276
Total liabilities held-for-sale	$207,566

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

As of September 30, 2017, our business was separated into the following segments:

•Water Resource and Water Storage Operations; and
•Corporate.

As of September 30, 2017, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico.

Results of Operations — Three and Nine Months Ended September 30, 2017 and 2016

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

The focus of our operations is building long-term shareholder value. Our revenues and results of operations fluctuate from period to period. For example, we recognize revenue from the sale of water assets when specific transactions close, and as a result, sales of water assets for any individual quarter are not necessarily indicative of revenues for future quarters or the full financial year.

Significant Transactions During the Nine Months Ended September 30, 2017:

Discontinued Operations:

On April 10, 2017, our then majority owned subsidiary, UCP, Inc. (“UCP”), entered into a merger agreement with Century Communities, Inc. (“Century”) whereby each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. The transaction closed on August 4, 2017. As a result, we received $55.3 million and approximately 9% of the outstanding common stock of Century. However, in October 2017, we sold our entire position of Century common stock for $59.2 million

The assets and liabilities of UCP qualified as held-for-sale and have been classified as discontinued operations as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect our real estate business as discontinued operations.

The transaction resulted in a loss on sale of $9.3 million which was recorded during the nine months ended September 30, 2017. See Note 10 “Discontinued Operations” for additional information.

PICO Holdings, Inc. Shareholders’ Equity (in thousands):

	September 30, 2017	December 31, 2016	Change
Shareholders’ equity	$323,960	$327,994	$(4,034)
Shareholders’ equity per share	$14.00	$14.22	$(0.22)

The decrease in our shareholders’ equity was primarily due to the comprehensive income attributable to the Company of $4,675,000 during the nine months ended September 30, 2017.

Total Assets and Liabilities (in thousands):

	September 30, 2017	December 31, 2016	Change
Total assets	$331,936	$675,794	$(343,858)
Total liabilities	$7,976	$248,225	$(240,249)

Total assets and liabilities decreased during the nine months ended September 30, 2017 primarily due to the disposition and resulting deconsolidation of UCP.

Total liabilities also decreased during the nine months ended September 30, 2017 primarily due to the payment of $23.4 million deferred compensation and $10.4 million in accrued severance in conjunction with the termination of our former CEO.

Results of Operations

The majority of our revenue during the nine months ended September 30, 2017 was from the sale of 100,000 long-term storage credits for $25 million. We also reported realized gains on the sale of investments of $8.8 million during the nine months ended September 30, 2017. Such realized gains were recognized on the sale of investments from our deferred compensation accounts in conjunction with the distribution of such assets to our former CEO.

During the nine months ended September 30, 2017 we recorded $12.6 million in cost of real estate and water assets sold related to our sale of 100,000 water credits. Additionally, during the three and nine months ended September 30, 2017 we recorded general and administrative costs of $2.9 million and $9.9 million, respectively. General and administrative costs decreased $2.7 million quarter over quarter and $6.2 million year over year from September 30, 2016 to September 30, 2017, respectively, due primarily to decreases in executive compensation, legal expenses, and deferred compensation expense.

We continued to record a full valuation allowance on our net deferred tax assets, however, as a result of recognizing realized gains on the sale of certain investments that were included in unrealized gains reported in other comprehensive income in previous periods, we recorded $3.4 million in tax expense during the nine months ended September 30, 2017. There were minimal income taxes reported during all other periods presented..

The results of our discontinued operations included income or loss from UCP and the loss recorded on the sale of such operations. Our prior estimate of the loss on sale that we recorded during the three months ended June 30, 2017, was $11.4 million, and the loss recorded during the three months ended September 30, 2017 was $9.3 million. The $2.1 million decrease in the loss during the period was primarily due to an increase in the Century stock price and a decrease in the carrying value of UCP caused by its reported loss from operations.

We report comprehensive income or loss as well as net income or loss from the condensed consolidated statements of operations and comprehensive income or loss. Comprehensive income measures changes in equity, and includes unrealized items which are not recorded in the condensed consolidated statements of operations.

Water Resource and Water Storage Operations

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenue and other income:
Sale of real estate and water assets	$136	$477	$(341)	$25,276	$607	$24,669
Other	211	100	111	490	283	207
Total revenue and other income	347	577	(230)	25,766	890	24,876

Cost of sales and expenses:
Cost of real estate and water assets sold	55	252	(197)	12,604	316	12,288
Depreciation and amortization	21	37	(16)	82	316	(234)
Overhead expense	856	1,040	(184)	3,200	3,345	(145)
Project expense	380	252	128	1,216	1,099	117
Segment total expenses	1,312	1,581	(269)	17,102	5,076	12,026
Income (loss) before income taxes	$(965)	$(1,004)	$39	$8,664	$(4,186)	$12,850

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

Segment Revenue

We recorded the sale of 100,000 long-term storage credits during the nine months ended September 30, 2017 which generated a gross margin of approximately $12.5 million, or 50%. We did not have any significant sales during any other period presented. .

Segment Expenses

Overhead expenses consisted primarily of salaries and benefits, professional fees, office rent and insurance. Such expenses decreased slightly quarter-over-quarter and year-over-year. Project expenses increased slightly during the period presented during to legal and consulting costs during the quarter related to one of our water development projects in New Mexico.

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

Corporate

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
Revenue:
Deferred compensation and other	$(142)	$588	$(730)	$9,266	$1,910	$7,356

Costs and expenses:
Impairment loss on intangible and long-lived assets		201	(201)		201	(201)
Stock-based compensation expense	300	442	(142)	1,146	1,308	(162)
Deferred compensation expense	16	1,758	(1,742)	221	2,808	(2,587)
General, administrative, and other	1,394	2,282	(888)	4,159	7,880	(3,721)
Segment total expenses	1,710	4,683	(2,973)	5,526	12,197	(6,671)
Income (loss) before income taxes	$(1,852)	$(4,095)	$2,243	$3,740	$(10,287)	$14,027

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

Segment Revenue and Expense

Deferred Compensation:

During the nine months ended September 30, 2017, the revenue reported in the segment was primarily from realized gains and other income generated by deferred compensation transactions recognized in conjunction with the liquidation and distribution of such deferred compensation to our former CEO.

In July 2017, the Company’s board of directors elected to terminate our deferred compensation plans. While participants still have assets deferred at September 30, 2017, the deferred compensation plans are no longer active. We expect to distribute the assets to the participants no earlier than one year from the date of termination of the plans. The participants in the deferred compensation plans bear the risk of the investment return on the deferred compensation assets, similar to a defined contribution plan such as a 401(k) plan. The investment income and realized gains or losses from the deferred compensation assets are recorded as revenue in the period that they are earned, and a corresponding and offsetting cost or benefit is recorded as deferred compensation expense or recovery. The change in net unrealized appreciation or depreciation in the deferred compensation assets is charged to compensation expense. Once the deferred compensation has been distributed, over the lifetime of the assets, the revenue and deferred compensation expense equal and there is no net effect on segment results.

General, administrative, and other expenses decreased during the three and nine months ended September 30, 2017 primarily due to decreased salary and benefits from reductions in executive compensation and staffing at the corporate office, director compensation, legal fees and other costs related to general corporate matters and from reduced operating expenses as a result of selling the majority of our oil and gas assets last year. We expect additional decreases in our corporate segment salaries and benefits in future periods due to pay cuts taken by our executive officers, lower employee benefits, and further reduction in our corporate staff headcount implemented during the third quarter of 2017.

Discontinued Operations

Thousands of dollars	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 (1)	2016	Change	2017 (1)	2016	Change
Real estate revenue and other income:
Sale of real estate	$39,462	$95,340	$(55,878)	$247,213	$246,403	$810
Other	20	204	(184)	506	253	253
Total real estate revenue and other income	39,482	95,544	(56,062)	247,719	246,656	1,063

Real estate cost of sales and expenses:
Cost of real estate sold	32,221	78,725	(46,504)	200,789	201,841	(1,052)
Impairment loss on intangible and long-lived assets		4,414	(4,414)	102	6,811	(6,709)
General, administrative, and other	11,245	4,612	6,633	29,618	19,331	10,287
Sales and marketing	2,416	4,939	(2,523)	13,784	14,035	(251)
Total real estate cost of sales and expenses	45,882	92,690	(46,808)	244,293	242,018	2,275
Real estate income before income taxes	(6,400)	2,854	(9,254)	3,426	4,638	(1,212)
Agribusiness income (loss) before income taxes	—	(18)	18	(13)	(102)	89
Segment income before income taxes	$(6,400)	$2,836	$(9,236)	$3,413	$4,536	$(1,123)

(1) The three and nine months ended September 30, 2017 include results ending on August 4, 2017, the date the merger of UCP and Century closed.

Liquidity and Capital Resources — Nine Months Ended September 30, 2017 and 2016

Cash Flow

At September 30, 2017, our assets consisted primarily of tangible and intangible water assets, investments and cash. Our cash is generally held in money market funds. Our primary sources of funds include existing cash, the sale of tangible and intangible water resource assets, loans and debt or equity offerings. We are not subject to any debt covenants which limit our ability to obtain additional financing through debt or equity offerings.

Our cash and available-for-sale investments held in each segment at September 30, 2017 were as follows:

•	Water resource and water storage operations segment held cash of $1.1 million.

•
Corporate segment held cash of $23.9 million and marketable equity and debt securities with a market value of $131.3 million, $59.2 million of which was the shares we owned in Century, and $4 million was held in deferred compensation rabbi trust accounts, which will be used to pay the related and offsetting deferred compensation liabilities.

During October 2017, we sold our entire position in Century common stock for $59.2 million.

On October 26, 2017 our board of directors declared a special cash dividend of $5 per share amounting to approximately $115.7 million. The record date is November 6, 2017, payment is expected to be made on or around November 20, 2017, and the ex-dividend date is November 21, 2017. We anticipate that the entire cash distribution will be treated as a return of capital for U.S. federal income tax purposes. Generally, the cash distribution is anticipated to have the effect of reducing the tax basis of a shareholder’s common shares of our shares; however, if such a distribution is in excess of a shareholder’s tax basis, a portion of the distribution may be treated as a capital gain under current tax law.

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

Water Resource and Water Storage Operations

A substantial portion of our revenue in this segment has come from sales of real estate and water assets including the $25 million sale that closed during the nine months ended September 30, 2017. Our assets in this segment are typically long-term water resource development projects to support growth for particular communities in the southwestern U.S. The timing and amount of sales and cash flows depend on a number of factors which are difficult to project, and cannot be directly compared from one period to another. A significant portion of project expenses are incurred to maintain our assets in good standing.

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

Consolidated Cash and Securities

Currently we have significant working capital reserves. At September 30, 2017, we had unrestricted and available cash and securities of $91.9 million, which could be used for general corporate purposes. At December 31, 2016, we had unrestricted and available cash and securities of $18.7 million.

At September 30, 2017, we forecasted that our net operating cash burn for continuing operations for the next 12 months was approximately $6.4 million which was comprised of expected expenditures of approximately $7.1 million offset by anticipated recurring revenue and other certain cash receipts of approximately $669,000.

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

Cash Flow

Cash Flows From Operating Activities

We generated $1.1 million in cash from continuing operations for the first nine months of 2017 primarily from the $25 million sale of 100,000 long term storage credits. We used cash of $8.9 million for overhead and various project expenses and $18.1 million for payment of severance benefits and deferred compensation payouts related to the termination of our former CEO. Our discontinued operations generated $246 million during the first nine months of 2017 from the sale of residential real estate and lots and used cash of $216.9 million in acquisition and development of real estate and $37 million for overhead.

We used $12 million in cash from continuing operations for the first nine months of 2016. The cash outflow primarily related to $11.5 million for overhead and various project expenses. Our discontinued operations generated $243.2 million during the first nine months of 2016 from the sale of residential real estate lots and used cash of $225.4 million in acquisition and development of real estate and $24.3 million for overhead.

Cash Flows From Investing Activities

Our continuing operations used $61.6 million of cash during the nine months ended September 30, 2017, primarily related to the purchase of $139.9 million of U.S. Treasuries, which was offset by $70 million in maturities of U.S. Treasuries and approximately $8.6 million in cash from the sale of various other debt and equity investments. Our discontinued operations generated $47.2 million of net cash during the nine months ended September 30, 2017 which was comprised of the $55.3 million received on the sale of UCP less UCP’s cash balance as of the date of the sale, and $6 million in cash received from the escrow for general indemnification claims related to our discontinued agribusiness operations.

We did not have any significant cash flows from investing activities in our continuing operations or discontinued operations for the first nine months of 2016.

Cash Flows From Financing Activities

There were no significant cash flows from financing activities in our continuing operations during the nine months ended September 30, 2017 and 2016. Our discontinued operations received cash of $86.7 million during the nine months ended September 30, 2017 provided from draws on its debt arrangements, which was used primarily to fund the acquisition and development of various real estate projects offset by payments of $96.5 million which was used to repay debt when certain real estate properties were sold.

During the nine months ended September 30, 2016, our discontinued real estate operations did not generate net cash, however, we had borrowings of $106.7 million provided by the debt arrangements, offset by repayments of debt of $105.5 million and UCP purchases of its own stock of $1 million.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements, other than those disclosed in this Form 10-Q, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Aggregate Contractual Obligations:

The following table proves a summary of our contractual cash obligations and other commitments and contingencies as of September 30, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$86	$870			$956
Other(1)	4,066				4,066
Total	$4,152	$870			$5,022

(1) Amount represents deferred compensation that will be paid to plan participants no sooner than July 2018.

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at September 30, 2017.

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

At September 30, 2017, we had $70.9 million of marketable debt securities and $60.4 million of marketable equity securities, and at December 31, 2016, we had $4.4 million of debt securities and $20.7 million of marketable equity securities, which were subject to market risk.

Our debt securities principally consist of bonds with short and medium terms to maturity. The deferred compensation accounts have held both investment-grade and below investment-grade bonds. In the deferred compensation accounts, we manage interest rate risk by matching the maturities of the bonds to the participant’s pre-selected payout schedule.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At September 30, 2017 and September 30, 2016 the model did not calculate a material loss in fair value. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of approximately $12.1 million and $4.1 million at September 30, 2017 and 2016, respectively, that would reduce our unrealized appreciation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Both the demand and fair value of our and water assets are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located. The local economies where our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in Colorado and New Mexico, may be affected by factors such as the local level of employment and the availability and cost of financing for real estate transactions. The unemployment rate in these states, as well as issues related to the credit markets, may prolong a slowdown of the local economies where our real estate and water assets are located. This could materially and adversely affect the demand for and the fair value of our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment from these assets.

*The fair values of our water assets may decrease which could adversely affect our results of operations by impairments and write-downs.

The fair value of our water resource and water storage assets depends on market conditions. We acquired water resources and land for expansion into new markets and for replacement of inventory and expansion within our current markets. The valuation of real estate and water assets is inherently subjective and based on the individual characteristics of each asset. Factors such as changes in regulatory requirements and applicable laws, political conditions, the condition of financial markets, local and national economic conditions, change in efficiencies of water use, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations to uncertainties. In addition, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If population growth and, as a result, water and/or housing demand in our markets fails to meet our expectations when we acquired our real estate and water assets, our profitability may be adversely affected and we may not be able to recover our costs when we sell our real estate and water assets. We regularly review the value of our water assets. These reviews have resulted in significant impairments to our water resource assets. Such impairments have adversely affected our results of operations and our financial condition in those years.

If future market conditions adversely impact the anticipated timing of and amount of sales of our water assets we may be required to record further significant impairments to the carrying value of our water assets, which would adversely affect our results of operations and our financial condition.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At September 30, 2017, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 56,400 acre-feet of water stored in the Phoenix Active Management Area at September 30, 2017. We have not stored any water on behalf of any customers and as of September 30, 2017, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic profit, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the northern valleys of Reno, Nevada. As of September 30, 2017, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand for new homes, residential and commercial development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to primarily come from both local and national developers planning to construct new projects in the northern valleys. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

* Our sale of water assets may be subject to environmental regulations which would impact our revenues, profitability, and cash flows.

The quality of the water assets we lease or sell may be subject to regulation by the United States Environmental Protection Agency acting pursuant to the United States Safe Drinking Water Act along with other federal, state and local regulations. While environmental regulations may not directly affect us, the regulations regarding the quality of water distributed affects our intended customers and may, therefore, depending on the quality of our water, impact the price and terms upon which we may in the future sell our water assets. If we need to reduce the price of our water assets in order to make a sale to our intended customers, our balance sheet, return on investment, results of operations and financial condition could suffer.

* Our water assets may be impacted by legal and political opposition in certain locations.

The water assets we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws and regulations concerning water rights in the states of Arizona, Nevada, Colorado and New Mexico and may be directly or indirectly affected by other federal, state and local laws and regulations related to water and land use. Our development and sale of water assets is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits. Additionally, the transfer of water resources from one use to another may affect the economic base or impact other issues of a community including development, and will, in some instances, be met with local opposition. Moreover, municipalities who will likely regulate the use of any water we might sell to them in order to manage growth could create additional requirements that we must satisfy to sell and convey water assets.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. Notwithstanding our adoption of a tax benefit preservation plan, it is possible that we could experience ownership changes in the future as a result of shifts in our stock ownership. As of September 30, 2017, we had federal and state net operating loss carryforwards of approximately $187.1 million and $235.5 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

*Analysts and investors may not be able to evaluate us adequately, which may negatively influence the price of our stock.

We own assets that are unique, complex in nature, and difficult to understand. In particular, our water resource business is a developing industry in the United States with very little historical and comparable data, very complex valuation issues and a limited following of analysts. Because our assets are unique, analysts and investors may not be able to adequately evaluate our operations and enterprise as a going concern. This could cause analysts and investors to make inaccurate evaluations of our stock, or to overlook PICO in general. As a result, the trading volume and price of our stock could suffer and may be subject to excessive volatility.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended September 30, 2017:

Period	Total number of shares of common stock purchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock purchased as part of publicly announced plans of programs	Maximum dollar value of shares of common stock that may yet be purchased under the plans of programs (in thousands) (1)
July 1 to July 31, 2017				$49,310
August 1 to August 31, 2017
September 1 to September 30, 2017
Total	—	$—	—	$49,310

(1) The stock repurchase program was announced on March 2, 2017. Our Board of Directors authorized up to $50 million to be used under this program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement dated July 13, 2015, by and between PICO Northstar Hallock, LLC and CHS Hallock, LLC. (1)
3.1	Certificate of Incorporation of PICO Holdings, Inc. (2)
3.2	By laws of PICO Holdings, Inc. (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (3)
4.1	Section 382 Rights Agreement, dated as of July 24, 2017, by and between PICO Holdings, Inc. and Computershare Trust Company, N.A. (3)
4.2	PICO Holdings, Inc. Stock Certificate (4)
4.3	PICO Holdings, Inc. Executive Change in Control Bonus Plan (5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Current Report om Form 8-K filed with the SEC on July 17, 2015.
(2)	Incorporated by reference to the Current Report om Form 8-K filed with the SEC on June 1, 2017.
(3)	Incorporated by reference to the Current Report om Form 8-K filed with the SEC on July 24, 2017.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.
(5)	Incorporated by reference to the Current Report om Form 8-K filed with the SEC on October 2, 2017.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	November 7, 2017	By: /s/ John T. Perri
John T. Perri
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)