Form 10-K
period 2017-12-31
PICO HOLDINGS INC /NEW
filed 2018-03-02
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company, ” and “Emerging Growth Company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☒

At June 30, 2017, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2017) was $404.9 million, which excludes shares of common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s common stock outstanding at June 30, 2017. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.

On February 16, 2018, the registrant had 23,152,027 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Introduction

PICO Holdings, Inc. is a diversified holding company that was incorporated in 1981. In this Annual Report on Form 10-K, PICO and its subsidiaries are collectively referred to as “PICO,” the “Company,” or by words such as “we,” “us,” and “our.”

Our objective is to maximize long-term shareholder value. Currently, we believe the highest potential return to shareholders is from a return of capital. As we monetize assets, rather than reinvest the proceeds, we intend to return capital back to shareholders through a stock repurchase program or by other means such as special dividends.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, are made available free of charge on our web site (www.picoholdings.com) as soon as reasonably practicable after the reports are electronically filed or furnished with the SEC. Our website also contains other material about our Company. Information on our website is not incorporated by reference into this Annual Report on Form 10-K. Our corporate office is located at 7979 Ivanhoe Avenue, Suite 300, La Jolla, California 92037, and our telephone number is (888) 389-3222.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Additional information regarding the performance of and recent developments in our operating segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are primarily focused on selling our existing water rights and storage credits that we own in Arizona, Colorado, Nevada and New Mexico. The long-term future demand for our existing water assets is driven by population and economic growth relative to currently available water supplies in the southwestern United States. We have developed sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, acquired unappropriated (previously unused) water, or discovered new water sources based on science and targeted exploration. We are not a water utility, and do not currently intend to enter into regulated utility activities.

A water right is the legal right to divert water and put it to beneficial use. Water rights are real property rights which can be bought and sold and are commonly measured in acre-feet (“AF”), which is a measure of the volume of water required to cover an area of one acre to a depth of one foot and is equal to 325,850 gallons. The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be moved from one location to another. We believe we have purchased water rights at prices consistent with their then current use, which was typically agricultural in nature, with the expectation that the value would increase as we converted the water rights through the development process to a higher use, such as municipal and industrial use. We acquired and developed water resources with the expectation that such water resources would be the most competitive source of water (the most economical source of water supply) to support new growth in municipalities or new commercial and industrial projects.

Over the past six years, the population growth of these states also exceeded the national growth rate collectively and individually, with the exception of New Mexico. According to the Census Bureau’s estimate of state population changes for the period April 1, 2010 to July 1, 2017, Nevada’s growth rate was 11.02%, Arizona 9.77%, Colorado 11.49%, and New Mexico 1.4%. These population growth statistics compare to the national total growth rate of 5.5% over the same period.

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

In December 2012, the U.S. Department of the Interior released a report titled: The Colorado River Basin Water Supply and Demand Study, examining the future water demands on the Colorado River Basin. The report projects water supply and demand imbalances throughout the Colorado River Basin and adjacent areas over the next 50 years. The average imbalance in future supply and demand is projected to be greater than 3.2 million acre-feet per year by 2060. The study projects that the largest increase in demand will come from municipal and industrial users as a result of population growth. The Colorado River Basin currently provides water to some 40 million people, and the study estimates that this number could nearly double to approximately 76.5 million people by 2060, under a rapid growth scenario.

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

The development of our water assets required significant capital and expertise. A complete project, from acquisition, through development, permitting, and sale is typically a long-term endeavor. In the regions in which we operate, new housing, and commercial and industrial developments require an assured, or sustainable, water supply (for example, in Arizona, access to water supplies for at least 100 years is required) before a permit for the development will be issued.

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

We generate revenues by:

•
selling our developed water rights to real estate developers, power generating facilities or other commercial and industrial users who must secure rights to an assured, or sustainable, supply of water in order to receive permits for their development projects;

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

•	leasing our water, or land.

We owned the following significant water resource and water storage assets at December 31, 2017:

Fish Springs Ranch

We own a 51% membership interest in, and are the managing partner of, Fish Springs Ranch, LLC (“FSR”), which owns the Fish Springs Ranch and other properties totaling approximately 7,313 acres in Honey Lake Valley in Washoe County, approximately 40 miles north of Reno, Nevada. FSR also owns 12,984 acre-feet of permitted water rights related to the properties of which 7,984 acre-feet are designated as water credits, transferable to other areas within Washoe County (such as Reno and Sparks) to support community development. Although the additional 5,000 AF has been approved and permitted by the Nevada State Engineer, existing federal rights of way will need to be updated before such water is transferable. To date, we have funded all of the operational expenses, development, and construction costs incurred in this partnership. Certain of the development and construction costs are treated as preferred capital under the partnership agreement which among other things, entitles us to receive interest on the initial balance of the preferred capital and the accumulated interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points. The preferred capital and accumulated interest is first in line to be paid out as the partnership generates sufficient revenue. At December 31, 2017 the balance in the preferred capital account including $75 million of accrued interest, was $169.6 million and the associated interest rate was 6.2%.

During 2006, we started construction of a pipeline and an electrical substation to provide the power required to pump the water to the north valleys region of Reno. In July 2008, we completed construction of and dedicated our pipeline and associated infrastructure to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and FSR. Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline and we own the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the north valley area of Reno. Our 7,984 acre-feet of water that has regulatory approval to be imported to the north valleys of Reno is available for sale under a Water Banking Agreement entered into between FSR and Washoe County. Under the Water Banking Agreement, Washoe County holds our water rights in trust. We can sell our water credits to developers, who must then dedicate the water to the local water utility for service. In December 2014, Washoe County Water Utilities merged with the Truckee Meadows Water Authority (“TMWA”), consolidating water supply service in Washoe County. Also effective at the end of 2014, FSR, Washoe County, and TMWA consented to the Assignment of the Water Banking Agreement and the IDA to the Truckee Meadows Water Authority.

Carson/Lyon

The capital of Nevada, Carson City, and Lyon County are located in the western part of the state, close to Lake Tahoe and the border with California. While Carson City’s housing growth has been and is expected to be minimal due to land constraints, there is planned growth for the Dayton corridor, directly east of Carson City. The planned growth in this area is anticipated to be driven by the employment growth at the Tahoe Reno Industrial Center (“TRIC”) and the construction of the extension of the USA Parkway, completed in August 2017, which connects Interstate route 80 to TRIC and the extension connects Interstate route 80 and TRIC to U.S. route 50 near Silver Springs, Lyon County. There are currently few existing water sources to support future growth and development in the Dayton corridor area and we have worked with Carson City and Lyon County for several years on ways to deliver water to support this expected growth.

We have development and improvement agreements with both Carson City and Lyon County to provide water resources for planned future growth in Lyon County and to connect, or “intertie,” the municipal water systems of Carson City and Lyon County. The agreements allow for certain river water rights owned or controlled by us to be conveyed for use in Lyon County. The agreements also allow us to bank water with Lyon County and authorize us to build the infrastructure to upgrade and inter-connect the Carson City and Lyon County water systems.

We own or control water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights. We anticipate that we will have up to 4,000 acre-feet available for municipal use in Lyon County for future development, if and when demand occurs, principally by means of delivery through the new infrastructure we constructed.

Vidler Arizona Recharge Facility

We built and received the necessary permits to operate a full-scale water “recharge” facility that allowed us to bank water underground in the Harquahala Valley, Arizona. “Recharge” is the process of placing water into storage underground. When needed, the water will be “recovered,” or removed from storage, by ground water wells. This stored water creates a long term storage credit (“LTSC”).

We hold recharged Colorado River water at this facility, which is a primary source of water for the Lower Basin States of Arizona, California, and Nevada. The water storage facility is strategically located adjacent to the Central Arizona Project (“CAP”) aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson. Our recharged water was purchased from surplus flows of CAP water. Proximity to the CAP provides a competitive advantage as it minimizes the cost of water conveyance of our LTSCs.

Potential users include industrial companies, power-generating companies, developers, and local governmental political subdivisions in Arizona, and out-of-state users such as municipalities and water agencies in Nevada and California. The Arizona Water Banking Authority (“AWBA”) has the responsibility for intrastate and interstate storage of water for governmental entities. To date, we have not stored water at the facility for any third party and there is no longer excess water which can be banked.

While Arizona was the only southwestern state with surplus flows of Colorado River water available for storage, there is little to no surplus flows available to us as drought conditions have reduced the flow of the Colorado River and other water users have fully utilized their water allocations. In the future, we do not anticipate purchasing and storing surplus flows of Colorado River water and we have discontinued using the recharge element of the storage site. At December 31, 2017, we had LTSCs of approximately 251,000 acre-feet of water in storage at the facility. To date, we have not generated any revenue from selling our stored water at this facility.

Phoenix AMA Water Storage

As of December 31, 2017, we owned approximately 54,000 acre-feet of LTSCs stored in the Arizona Active Management Area (“AMA”), approximately 44,000 acre-feet of which is in the Roosevelt Water Conservation District (“RWCD”). For the purposes of storing water, the RWCD is part of the Phoenix AMA, which corresponds to the Phoenix metropolitan area. Accordingly, water stored in the AMA may be recovered and used anywhere in the AMA and could have a variety of uses for commercial developments within the Phoenix metropolitan area. All of the storage sites we utilize within the AMA are operated by third parties.

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

At December 31, 2017, we own 1,926 acres of land and have the ability to utilize 6,040 acre-feet of groundwater for development within the Harquahala Basin. The Analysis of Adequate Water Supply for the 6,040 acre-feet must be renewed before December 2021 in order to maintain these rights.

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

Lincoln County, Nevada Water Delivery and Teaming Agreement

Lincoln/Vidler entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects under the County’s master plan. Under the agreement, proceeds from sales of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County. Lincoln/Vidler has filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the county’s approved master plan. We believe that this is the only known new source of water for Lincoln County. Although it is uncertain, Vidler currently anticipates that over the long-term, up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use for planned projects in Lincoln County.

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

The Tule Desert Groundwater Basin water resources were developed by Lincoln/Vidler to support the Lincoln County Recreation, Conservation and Development Act of 2004 (the “Land Act”) and Vidler’s proposed Toquop Power generation project, as discussed below. The water permitted under the Settlement Agreement is anticipated to provide sufficient water resources to support any development of the Toquop Power generation project and a portion of Land Act properties.

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

Currently, we have an option agreement with a developer to sell our remaining 500 acre-feet of water rights we own in this area at a price of $6,358 per acre-foot that is escalated at 7.5% per year from September 2017. The agreement expires in September 2019 and requires an annual option fee of $60,000 to maintain the rights under the option. To date, the developer has made all required annual option payments.

The following table summarizes our other water rights and real estate assets at December 31, 2017:

Name and location of asset	Brief description	Present commercial use
Nevada:
Truckee River Water Rights	Approximately 299 acre-feet of Truckee River water rights permitted for municipal use.	Water rights are available to support development through sale, lease, or partnering arrangements.
Dry Lake
Vidler owns 595 acres of agricultural and ranch land in Dry Lake Valley North. Lincoln/Vidler owns the 1,009 acre-feet of permitted agricultural groundwater rights associated with the land.

Located in Lincoln County.
Water rights and land are available to support development through sale, lease, or partnering arrangements.
Muddy River	267 acre-feet of water rights. Located 35 miles east of Las Vegas.	Currently leased to farmers in the Muddy River Irrigation Company.
Dodge Flat	1,428 acre-feet of permitted municipal and industrial use water rights, and 1,068 acres of land. Located in Washoe County, east of Reno.
Water rights and land are currently under contract.

In November 2014, we entered into an option agreement with a solar developer for the potential development of a solar power project of up to 180 megawatts.

Colorado:
Tunnel	Approximately 155 acre-feet of water rights. Located in Summit County (the Colorado Rockies), near Breckenridge.	59 acre-feet of water leased under long term leases. 96 acre-feet are available for sale or lease.
New Mexico:
Campbell Ranch
Application for a new appropriation of 350 acre-feet of ground water. Vidler is in partnership with the land owner. The water rights would be used for a new residential and commercial development.

Located 25 miles east of Albuquerque.

In November 2014, our application was denied by the New Mexico State Engineer causing us to record an impairment loss of $3.5 million which reduced the capitalized costs and other assets of this project to zero. We appealed this decision on November 19, 2014.

Lower Rio Grande Basin	Approximately 1,215 acre-feet of agricultural water rights. Located in Dona Ana and Sierra Counties.	Water is available for sale, lease or other partnering opportunities. In 2014, we entered into a long term lease for a portion of these water rights.
Middle Rio Grande Basin	Approximately 99 acre-feet of water rights permitted for municipal use. Located in Santa Fe and Bernalillo Counties.	Water is available for sale, lease, or other partnering opportunities.

We also own investments in small businesses which have typically been venture capital-type situations.The most significant at December 31, 2017 is Mindjet Inc. (“Mindjet”), which is a privately held company located in San Francisco, California that provides software to help business innovation. The investment is comprised of common and preferred stock and a convertible debt security. The investment is held at cost and included in investments in our consolidated financial statements while the outstanding loan balance is included in other assets. At December 31, 2017, we controlled 19.3% of the voting stock of the company and the carrying value of our total investment in Mindjet was $2.3 million, comprised of $1.3 million in preferred stock and a loan of $1 million.

It is reasonably possible given the volatile nature of the software industry that circumstances may change in the future which could require us to record impairment losses on our investments included in this segment.

Employees

At December 31, 2017, we had 21 employees.

Executive Officers

The executive officers of PICO are:

Name	Age	Position
Maxim C. W. Webb	56	President, Chief Executive Officer and Chairman of the Board
John T. Perri	48	Chief Financial Officer and Secretary

Mr. Webb has served as our President, Chief Executive Officer, and as a member of our board of directors since October 2016 and as Chairman of the Board of Directors since December 2016. Mr. Webb has been an officer of Vidler Water Company, Inc. since 2001. He has served in various capacities since joining our company in 2001, including Chief Financial Officer, Treasurer, Executive Vice President and Secretary from 2001 to October 2016 and as a director of UCP, Inc. from 2013 to 2017.

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

Our operations are sensitive to the general economic conditions of the local markets in which are assets are located although international, national, and regional economic conditions may also impact our markets. General poor economic conditions and the resulting effect of non-existent or slow rates of growth in the markets in which we operate could have a material adverse effect on the demand for our water assets. These poor economic conditions include higher unemployment, inflation, deflation, decreases in consumer demand, changes in buying patterns, a weakened dollar, higher consumer debt levels, higher interest rates, especially higher mortgage rates, and higher tax rates and other changes in tax laws or other economic factors that may affect commercial and residential real estate development.

Specifically, high national, regional, or local unemployment may arrest or delay any significant growth of the residential real estate markets in which we operate, which could adversely affect the demand for our water assets. Any prolonged lack of demand for our water assets could have a significant adverse effect on our revenues, results of operations, cash flows, and the return on our investment from these assets.

Our future revenue is uncertain and depends on a number of factors that may make our revenue, profitability, cash flows, and the fair value of our assets volatile.

Our future revenue and profitability related to our water resource and water storage operations will primarily be dependent on our ability to develop and sell or lease our water assets. In light of the fact that our water resource and water storage operations represent the majority of our overall business at present, our long-term profitability and the fair value of the assets related to our water resource and water storage operations could be affected by various factors, including the drought in the southwest, regulatory approvals and permits associated with such assets, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resource and water storage development projects. Moreover, our profitability and the fair value of the assets related to our water resource and water storage operations is significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic and technological factors as well as the relative strength of the residential, commercial, financial, and industrial real estate markets. Additionally, to the extent that we possess junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders. The factors described above are not within our control.

One or more of the above factors in one or more of our operating segments could impact our revenue and profitability, negatively affect our financial condition and cash flows, cause our results of operations to be volatile, and could negatively impact our rate of return on our water assets and cause us to divest such assets for less than our intended return on our investment.

* A downturn in the homebuilding and land development sectors in our markets would materially adversely affect our business, results of operations, and the demand for and the fair value of our assets.

The homebuilding industry experienced a significant and sustained downturn in recent years having been impacted by factors that include, but are not limited to, weak general economic and employment growth, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, and tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets where a substantial amount of our water assets are located, including the states of Nevada, Arizona, Colorado, and New Mexico. The continuation of the recent improvement in residential and commercial real estate development process and activity is essential for our ability to generate operating income in our water resource and water storage business. We are unable to predict whether and to what extent this recovery will continue or its timing. Any future slow-down in real estate and homebuilding activity could adversely impact various development projects within the markets in which our water assets are located and this could materially affect the demand for and the fair value of these assets and our ability to monetize these assets. Declines and weak conditions in the U.S. housing market have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses in prior years and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have an impact on the national housing market and in the markets in which we operate, although the Nevada market may be less impacted due to the lack of a state income tax.

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

The fair values of our water assets are linked to growth factors concerning the local markets in which our assets are concentrated and may be impacted by broader economic issues.

Both the demand for, and fair value of, our water assets are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located. The local economies where our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in Colorado and New Mexico, may be affected by factors such as the local level of employment, the availability and cost of financing for real estate development transactions, and affordability of housing. The unemployment rate in these states, as well as issues related to the credit markets, may prolong a slowdown of the local economies where our real estate and water assets are located. This could materially and adversely affect the demand for, and the fair value of, our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment from these assets.

The fair values of our water assets may decrease which could adversely affect our results of operations with losses from asset impairments.

The fair value of our water resource and water storage assets depends on market conditions. We acquired water resources and land for expansion into new markets and for replacement of inventory and expansion within our current markets. The valuation of real estate and water assets is inherently subjective and based on the individual characteristics of each asset. Factors such as changes in regulatory requirements and applicable laws, political conditions, the condition of financial markets, local and national economic conditions, change in efficiencies of water use, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject valuations to uncertainties. In addition, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If population growth and, as a result, water and/or housing demand in our markets fails to meet our expectations when we acquired our real estate and water assets, our profitability may be adversely affected and we may not be able to recover our costs when we sell our real estate and water assets. We regularly review the value of our water assets. These reviews have resulted in recording significant impairment losses in prior years to our water resource assets. Such impairments have adversely affected our results of operations and our financial condition in those years.

If future market conditions adversely impact the anticipated timing of and amount of sales of our water assets we may be required to record further significant impairments to the carrying value of our water assets, which would adversely affect our results of operations and our financial condition.

* The majority of our remaining assets and operations consist of our existing water resource and water storage operations that are concentrated in a limited number of assets and markets, making our cash flows, profitability and the fair value of those assets difficult to predict and vulnerable to conditions and fluctuations in a limited number of local economies.

We anticipate that a significant amount of our water resource and water storage revenue, results of operations and cash flows will come from a limited number of assets, which primarily consist of our water rights in Nevada and our water storage operations in Arizona. Our two most significant assets are our water storage operations in Arizona and our water rights to serve the north valleys area of Reno, Nevada. As a result of this concentration, we expect our invested capital and results of operations will be vulnerable to the conditions and fluctuations in these local economies, along with changes in local and regional government land use, zoning, permitting approvals and other regulatory action.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At December 31, 2017, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 53,800 acre-feet of water stored in the Phoenix Active Management Area at December 31, 2017. We have not stored any water on behalf of any customers and as of December 31, 2017, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic profit, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of December 31, 2017, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes, residential and commercial development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to primarily come from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

* We may need additional capital in the future to fund our business and financing may not be available on favorable terms, if at all, or without dilution to our shareholders.

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

We may experience difficulty in raising necessary capital in view of the recent volatility in the capital markets and increases in the cost of finance, especially for a small capitalization company like ours. Increasingly stringent rating standards could make it more difficult for us to obtain financing. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. The additional financing we may need may not be available to us, or on favorable terms. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations or otherwise execute our strategic plan would be significantly limited. In any such case, our business, operating results or financial condition could be materially adversely affected.

* Our ability to utilize net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. Notwithstanding our adoption of a tax benefit preservation plan which is subject to ratification by our shareholders at our 2018 annual meeting, it is possible that we could experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2017, we had federal and state net operating loss carryforwards of approximately $185.5 million and $174.7 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

The trading price of our common stock has historically been, and we expect will continue to be, subject to fluctuations. The market price of our common stock may be significantly impacted by:

•	quarterly variations in financial performance and condition of our various businesses;

•	shortfalls in revenue or earnings from estimates forecast by securities analysts or others;

•	changes in estimates by such analysts;

•	the ability to monetize our water assets for an adequate economic return, including the length of time any such monetization may take;

•	our competitors’ announcements of extraordinary events such as acquisitions;

•	litigation; and

•	general economic conditions and other matters described herein.

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include one time transactions, and impairment losses. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock. Such fluctuations in the market price of our common stock could affect the value of your investment and your ability to sell your shares.

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

* We have been the subject of shareholder activism efforts that could cause a material disruption to our business.

In the past, certain investors took steps to involve themselves in the governance and strategic direction of our Company due to governance and strategic-related disagreements with us. While we have formally settled with certain of such activists, other investors could take steps to involve themselves in the governance and strategic direction of our Company. Such shareholder activism efforts could result in substantial costs and diversion of management’s attention and resources, harming our business and adversely affecting the market price of our common stock.

Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more complicated and the removal and replacement of our directors and management more difficult.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in La Jolla, California where our principal executive office is located, and office space in Carson City, Nevada. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing office space is adequate to meet our current business requirements and that suitable replacement and additional space will be available in the future on commercially reasonable terms.

We have significant holdings of real estate and water assets in the southwestern United States as described in“Item 1 - Business.”

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

	2017		2016
	High	Low	High	Low
First Quarter	$15.74	$13.05	$11.03	$7.82
Second Quarter	$17.95	$13.35	$10.72	$8.47
Third Quarter	$17.60	$16.05	$11.92	$9.35
Fourth Quarter(1)	$20.20	$12.30	$16.20	$10.51

(1)The lowest stock price during the fourth quarter reflected the $5.00 per share special dividend paid to shareholders on November 21, 2017, while prior periods prices have not been adjusted to reflect the special dividend.

Any future decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our ability to monetize assets, our results of operations, financial condition, capital requirements, and other factors our board of directors may deem relevant.

On February 20, 2018, the closing sale price of our common stock was $12.40 and there were approximately 375 holders of record.

Company Stock Performance Graph

This graph compares the total return on an indexed basis of a $100 investment in PICO common stock, the Standard & Poor’s 500 Index, and the Russell 2000 Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our fiscal year in that calendar year.

The stock price performance shown on the graph is not necessarily indicative of future price performance. Additionally, the graph assumes that the $5.00 per share cash dividend paid to shareholders during the fourth quarter of 2017 was reinvested in PICO stock.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average Price Paid per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
10/1/2017 - 10/31/17	—	—	47,450	$49,310
11/1/2017 - 11/30/17	—	—	47,450	$49,310
12/1/2017 - 12/31/17	—	—	47,450	$49,310

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

		Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Results		(In thousands, except per share data)
Revenues and other income:
Sale of real estate and water assets	$26,388	$633	$3,856	$1,220	$24,050
Sale of software					13,649
Impairment loss on investment in unconsolidated affiliate		(2,170)	(20,696)	(1,078)
Other income	9,888	9,471	4,472	1,077	29,435
Total revenues and other income (loss)	$36,276	$7,934	$(12,368)	$1,219	$67,134

Income (loss) from continuing operations	$7,259	$(25,153)	$(37,841)	$(35,905)	$(1,778)
Net income (loss) from discontinued operations, net of tax	(5,645)	12,124	(43,038)	(23,700)	(27,418)
Net (income) loss attributable to noncontrolling interests	(1,150)	(8,836)	(979)	7,180	6,896
Net loss attributable to PICO Holdings, Inc.	$464	$(21,865)	$(81,858)	$(52,425)	$(22,300)

Net loss per common share – basic and diluted:
Income (loss) from continuing operations	$0.31	$(1.09)	$(1.64)	$(1.34)	$0.10
Income (loss) from discontinued operations	(0.29)	$0.14	$(1.92)	$(0.96)	$(1.08)
Net loss per common share – basic and diluted	$0.02	$(0.95)	$(3.56)	$(2.30)	$(0.98)
Weighted average shares outstanding – basic and diluted	23,122	23,054	23,014	22,802	22,742

		As of December 31,
	2017	2016	2015	2014	2013
Financial Condition		(In thousands, except per share data)
Total assets (1)	$214,402	$235,105	$233,279	$271,177	$335,055
Net assets of discontinued operations		$233,123	$231,352	$272,675	$284,762
Total liabilities (1)	$7,239	$40,659	$30,627	$32,307	$54,974
Total PICO Holdings, Inc. shareholders’ equity	$207,163	$327,994	$346,412	$425,481	$472,889
Book value per share (2)	$8.95	$14.22	$15.04	$18.50	$20.79

(1) Excludes balances classified as discontinued operations.

(2) Book value per share is computed by dividing total PICO Holdings, Inc. shareholders’ equity by the net of total shares issued less shares held as treasury shares. At December 31, 2017, book value per share reflected the $5.00 per share cash special dividend paid to shareholders during 2017.

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

COMPANY SUMMARY, RECENT DEVELOPMENTS, AND FUTURE OUTLOOK

Recent Developments:

Northern Nevada

The majority of our water resource assets is located in northern Nevada at FSR and our Carson / Lyon project. FSR’s water credits are able to provide a sustainable water supply in the North Valleys region of Reno, Washoe County, Nevada and the Carson / Lyon water rights are able to provide a sustainable water supply in Lyon County, Nevada. As a result, we are dependent on new residential or commercial development occurring in these regions in order for us to monetize our water resources in northern Nevada. In turn, new development in these regions is highly dependent on the continued robust economic and job growth that is occurring in northern Nevada.

The economic development in the greater Reno region has been concentrated in the Tahoe Reno Industrial Center business park (“TRIC”) which is a 107,000 acre industrial park proximate to Interstate 80 and 15 miles east of Reno, Nevada. Tesla Motors, Inc. (“Tesla”) built its Gigafactory facility in this business park with initial estimates that 6,500 jobs would be created by the Gigafactory project. Currently, the forecast is that more than 10,000 jobs will be created by the project. Many other technology companies have also moved to the area including Apple, Google, Jet.com, and Switch.

The Economic Development Authority of Western Nevada (“EDAWN”), comprised of Reno, Sparks, and Tahoe areas, estimated that the region would generate 52,400 direct and indirect jobs from 2015 to 2020. As of the most recent tracking data provided by EDAWN in November 2017, the actual job growth is ahead of this forecast with 52,514 new jobs created since December 2014; a total increase of 15.1% as compared to the forecasted total job growth in that period of 11.1%. This job growth leads to population growth. The Nevada State Demographer, in the most recent Nevada County population projections report dated October 1, 2017, estimated that the population growth of Washoe County will grow to 526,090 residents by the year 2035 from the current estimate of 448,316 residents (an increase of approximately 17.3% of the total population in Washoe County). We believe that this increased employment and population growth will create demand for new residential, commercial and industrial development specifically in the greater Reno area and in Lyon County.

Current economic conditions have manifested into new business openings, fewer apartment vacancies and the greater absorption of existing housing inventory. This activity has resulted in multiple new housing projects entering the approval process with local governments in Reno, Sparks, Carson City, Lyon County and Fernley. Residential housing projects have to demonstrate sustainable water supply to get final map approval and many projects in the North Valleys of Nevada are currently in the process or have obtained master plan amendment / zone change approvals. The next step for these developers is to obtain tentative map and then final map approvals. Within the Reno-Sparks and Washoe County area of Nevada, according to EDAWN, as of October 2017 there were 4,457 new housing permits pulled since January 1, 2017. EDAWN’s goal was for at least 6,000 new housing permits for 2017 to meet the projected demand for housing. In the year to date as of October 2017, total new permits in Reno / Sparks / Washoe County increased approximately 24% over the total number of new building permits for single-family and multi-family homes combined for all of 2016, and increased approximately 61% over the total number of new building permits for all of 2015. We believe this increase in activity will lead to demand for our water resources as developers pursue their projects to provide housing for the population growth in the region. However, the increased activity has strained governmental agencies and has caused delays in processing permits as well as new projects’ planning approval process. The timing of future monetization of our water resources in northern Nevada is directly correlated to the timing that residential developers pursue their projects in the areas that our FSR and Carson / Lyon assets are located and the time it takes for those developers to get the requisite planning approvals prior to obtaining final map or, in the case of commercial development projects, final regulatory approvals.

Arizona

During 2017 we sold 102,500 AF of LTSC for $25.9 million. Several market catalysts with respect to our LTSCs continued to emerge including the recent drought in the western United States, continued structural deficits on the Colorado River system, Indian Firming and Settlement obligations by the state of Arizona and increased water demand from overall growth in Arizona. These supply and demand dynamics led to the sales in 2017 and continued to increase interest from other parties contemplating buying our LTSCs at prices that we believe reflect the true value of our LTSCs.

Arizona has an obligation to “firm” Indian water supplies as negotiated through various Indian Water Settlement Agreements. Section 105 of the Settlements Act (S. 437) titled “Firming of Central Arizona Project Indian Water,” authorizes the Secretary of Interior and the State of Arizona to develop a firming program to ensure that of the total 197,500 acre-feet of non-indian agricultural water reallocated to the Arizona Indian Tribes, 60,648 acre-feet must be delivered in the same manner as water with a municipal and industrial priority during water shortages, over a 100 year period. It is estimated that over the 100 year period, the total shortfall of the Indian Firming obligation is approximately 550,000 acre-feet. To date approximately 140,000 acre-feet has been secured by Arizona for the firming obligations shortfall. We believe our LTSCs can be used to help Arizona meet this obligation.

A shortage on the Colorado River system will be declared by the Secretary of the Interior when on January 1, of any year, Lake Mead’s surface water elevation is at or below 1075 ft. When Lake Mead is at an elevation of 1075 ft. and at or above 1050 ft., Nevada’s share of the shortage is 13,000 acre-feet and Arizona’s cut-back to its allocation is 320,000 acre-feet. In contrast, California suffers no loss to their allocation from the Colorado River. When Lake Mead is at an elevation of 1050 ft. and at or above 1025 ft., Nevada will suffer a loss of 17,000 acre-feet from their allocation, Arizona will suffer a cut-back to their allocation of 400,000 acre-feet, and California will not suffer any cut-back to their allocation. If Lake Mead’s surface water elevation level is below 1025 ft., then Nevada will suffer a loss to its allocation of 20,000 acre-feet and Arizona will suffer a loss to its allocation of 480,000 acre-feet. To put this in context, Arizona’s annual allocation of Colorado River water is 2.8 million acre-feet. As such, the cut back in allocation of just 320,000 acre-feet represents over 11% of Arizona’s annual allocation.

It is not only drought which impacts the level of Lake Mead. The Colorado River system has been determined to suffer from a structural deficit of 1.2 million acre-feet annually. This means that on an average annual water year, Lake Mead will lose 1.2 million acre-feet to the system, due to evaporation, treaty obligations with Mexico and allocations of water to Arizona, Nevada and California that exceeds what the system yields. We believe that Vidler’s LTSCs are well positioned to buffer Arizona through times of water shortage and our LTSCs could be purchased by state entities to be used directly or to help sustain levels in Lake Mead.

Discontinued Real Estate Operations and Assets and Liabilities Held-for-Sale

On April 10, 2017, our then majority owned subsidiary, UCP, Inc. (“UCP”), entered into a merger agreement with Century Communities, Inc. (“Century”) whereby each outstanding share of UCP common stock outstanding was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. The merger transaction closed on August 4, 2017 and consequently, we deconsolidated UCP as of the closing date. The assets and liabilities of UCP qualified as held-for-sale and its results of operations have been classified as discontinued operations as of the earliest period presented. Consequently, prior periods presented have been recast from amounts previously reported to reflect UCP as discontinued operations.

In July 2015, we sold substantially all of the assets used in our agribusiness segment to CHS Inc. (“CHS”). As a result of the transaction, the assets and liabilities of our agribusiness segment qualified as held-for-sale and have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented.

See Note 11,“Discontinued Operations” for additional information about these transactions.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGEMENTS

This section describes the most important accounting policies affecting our assets and liabilities, and the results of our operations. Since the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:

•	how we determine the fair value and carrying value of our tangible and intangible water assets, and real estate;

•	how and when we recognize revenue when we sell water assets and real estate; and

•	how we determine our income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits, as well as the need for valuation allowances on our deferred tax assets.

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

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our tangible and intangible water assets and real estate

Our primary long-lived assets include tangible and intangible water assets and real estate. At December 31, 2017, the total carrying value of such assets was $171.5 million, or approximately 80% of our total assets. These assets are carried at cost, less any recorded impairments.

Tangible water assets and real estate

We review our long-lived tangible water assets and real estate as facts and circumstances change, or if there are indications of impairment present, to ensure that the estimated undiscounted future cash flows, excluding interest charges, from the use and eventual disposition of these assets will at least recover their carrying value. Cash flow forecasts are prepared for each discrete asset. We engage in a rigorous process to prepare and review the cash flow models which utilize the most recent information available to us. However, the process inevitably involves the use of significant estimates and assumptions, especially the estimated current and future demand for these assets, the estimated future market values of our assets, the timing of the disposition of these assets, the ongoing cost of maintenance and improvement of the assets, and the current and projected income earned and other uncertain future events. As a result, our estimates are likely to change from period to period. In addition, our estimates may change as unanticipated events transpire which would cause us to reconsider the current and future use of the assets.If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

There were no material impairment losses recorded on our tangible water assets or real estate during the three years ended December 31, 2017, 2016 or 2015.

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

When we calculate the fair value of intangible water assets, we use a discounted cash flow model, under which the future net cash flows from the asset are forecasted and then discounted back to their present value using a weighted average cost of capital approach to determining the appropriate discount rate. Preparing these cash flow models requires us to make significant assumptions about revenues and expenses as well as the specific risks inherent in the assets. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference. We conduct extensive reviews utilizing the most recent information available to us; however, the review process inevitably involves the use of significant estimates and assumptions, especially the estimated current asset pricing, potential price escalation, income tax rates, discount rates, absorption rates and timing, and demand for these assets. These models are sensitive to minor changes in any of the input variables.

In summary, the cash flow models for our most significant indefinite-lived intangible assets forecast initial sales to begin within approximately one year, and then increase until the assets are mostly sold over the next four decades. We have assumed sale proceeds for the assets that are based on our estimates of the likely future sales price per acre-foot. These per-unit sale prices are estimated based on the demand and supply fundamentals in the markets which these assets serve. If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

There were no material impairment losses recorded on our intangible water assets during the three years ended December 31, 2017, 2016 or 2015.

2. Revenue recognition

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

3. Income taxes

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

As a result of the analysis of all available evidence as of December 31, 2011, we recorded a full valuation allowance on PICO’s net deferred tax assets. Our evaluation at December 31, 2017 resulted in the same conclusion and we therefore continue to hold a full valuation allowance on our reported consolidated net deferred tax assets. If our assumptions change and we determine we will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2017 will be recognized as a reduction of income tax expense. If our assumptions do not change, each year we could record an additional valuation allowance on any increases in the deferred tax assets.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. As a result of recent changes in tax law and rates, that are effective for tax years starting on January 1, 2018, we revalued our deferred tax assets and liabilities using a 21% tax rate for our federal deferred income tax balances. The resulting decrease in our net deferred tax asset was offset by a reduction in our recorded valuation allowance which resulted in no net effect on our results of operations, cash flows or financial position. The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions.

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

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

Overview of Economic Conditions and Impact on Results of Operations

The economies in the markets in which are major water assets are located and serve, primarily northern Nevada and Arizona, are exhibiting robust growth which we believe will lead to demand for our water assets in those markets. We believe that current trends in employment, housing inventory, home prices, and historically low interest rates, will have a positive impact on our operating performance. There has been an increase in real estate development activity in the markets where our assets will ultimately be used, and we believe that will lead to increased demand for our intangible and tangible water assets. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market. Deterioration in economic conditions in the markets where we operate, and/or if we fail to generate revenue, incur expenses beyond expectations, or incur operating losses, could cause additional impairment losses on our water assets.

Our objective is to maximize long-term shareholder value. Currently, we believe the highest potential return to shareholders is from a return of capital. As we monetize assets, rather than reinvest the proceeds, we intend to return capital back to shareholders through a stock repurchase program or by other means such as special dividends, such as the special dividend of $5 per share paid to shareholders in the fourth quarter of 2017.

Our revenues and results of operations fluctuate from period to period. For example, we recognize revenue from the sale of water assets when specific transactions close, and as a result, sales of water assets for any individual period are not necessarily indicative of revenues for future periods or the full financial year.

PICO Holdings, Inc. Shareholders’ Equity (in thousands):

	December 31,			Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Shareholders’ equity	$207,163	$327,994	$346,412	$(120,831)	$(18,418)
Shareholders’ equity per share	$8.95	$14.22	$15.04	$(5.27)	$(0.82)

The primary decrease in shareholders’ equity during 2017 was due to the $115.9 million special dividend paid during the year and the loss on the sale of our discontinued real estate operations.

The decrease in shareholders’ equity during 2016 was due to the comprehensive loss of $20.2 million. The most significant transactions that contributed to the loss for the period were severance and other expenses related to the termination of our former CEO in October 2016.

Total Assets and Liabilities (in thousands):

	December 31, 2017	December 31, 2016	Change
Total assets	$214,402	$675,794	$(461,392)
Total liabilities	$7,239	$248,225	$(240,986)

Total assets and liabilities decreased during the year ended December 31, 2017, primarily due to the deconsolidation of the assets owned in UCP in conjunction with the sale of our real estate operations. Additionally, we paid a special dividend during the fourth quarter of 2017 which in part, reduced our cash and cash equivalents balance to approximately $37.1 million at the end of the year.

Results of Operations (in thousands):

	Year Ended December 31,			Change
	2017	2016	2015	2016 to 2017	2015 to 2016
Total revenue and other income (loss)	$36,276	$7,934	$(12,368)	$28,342	$20,302
Total costs and expenses	$25,935	$34,222	$25,012	$(8,287)	$9,210

Revenue and other income (loss)

The majority of our revenue recorded for the year ended December 31, 2017 was from the sale of 102,500 long-term storage credits for $25.9 million. We also reported realized gains on the sale of investments of $8.8 million recognized on the sale of investments from our deferred compensation accounts in conjunction with the distribution of such assets to our former CEO.

During 2016, revenues primarily included a gain of $8.7 million which resulted from the sale of the majority of the assets used in our oil and gas operations. The assets sold had previously been significantly reduced by impairment losses recorded in 2015 and 2014. There was no corresponding gain recorded during 2015. We recorded an impairment loss of $2.2 million on our investment in Synthonics in 2016 due to continuing losses and deteriorating market conditions. This is compared to a $20.7 million impairment loss on our investment in Mindjet during 2015 which was recorded due to deteriorating financial conditions that had adversely affected the value of our investment. During 2016, we ceased further operations in our 51% owned subsidiary, Klablab, Inc. (“Klablab”) and recorded a $2 million loss on abandonment during the fourth quarter of 2016.

In 2015, revenue primarily included the $20.7 million impairment loss on our investment in Mindjet, as described above. We also sold 258 acres of real estate and approximately 774 acre-feet of water rights in the Harquahala Valley area of Arizona for cash proceeds of $3.4 million, which generated a gross margin of $2.4 million.

Costs and Expenses

During the year ended December 31, 2017 we recorded $12.8 million in cost of real estate and water assets sold related to our sale of 102,500 water credits. No similar sales were recorded during 2016 or 2015.

General, Administrative and Other:

During 2017 we continued implementing cost saving measures primarily intended to realign our organizational structure due to the changes in roles and workforce resulting from selling our interest in our real estate operations.

During the year ended December 31, 2017 and 2016 we recorded general and administrative costs of $12.4 million and $32.8 million, respectively, a decrease of $20.4 million year-over-year. The decrease in general and administrative costs was primarily due to a $10.4 million decrease in severance and related expense incurred in conjunction with the termination of our former CEO in 2016, a decrease of $3.2 million in deferred compensation expenses, a decrease of $1.6 million in stock-based compensation as discussed below, a $687,000 decrease in employee compensation and related payroll and benefits related to executive compensation and headcount, and a combined decrease of $1.8 million in fees paid to our directors, audit fees, rent and shareholder related costs. We also realized a $1.2 million reduction in expenses within our oil and gas operations as we wind-down those operations.

General and administrative costs were $20 million in 2015. The increase in costs and expenses from 2015 to 2016 was primarily related to the $10.4 million severance expense discussed above, a $2.1 million increase in deferred compensation expense, a $1.5 million increase in legal and other expenses related to shareholder activism and a $943,000 increase in stock-based compensation expense. These increases were offset by a $1.5 million decrease in employee compensation and related payroll and benefits due to reductions in executive compensation and headcount.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the fair value of the award on the grant date and is recognized over the vesting period of the awards. As of December 31, 2017, there was $178,000 of unrecognized stock-based compensation expense related to restricted stock units (“RSU”), which we expect to record ratably until the last award vests.

The stock-based compensation expense consisted primarily of the following awards (in thousands):

	Year Ended December 31,
	2017	2016	2015
PBO - Officers	$427	$1,412	$1,029
RSU - Officers	204	1,205	533
RSU - Directors	613	179	269
RSU - Management	50	54	76
Total stock-based compensation expense	$1,294	$2,850	$1,907

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) enacted on December 22, 2017, resulted in significant changes to the U.S. corporate income tax system. The changes that are effective beginning in 2018 include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation as well as limitations on the use of future net operating losses. Changes in tax rates and tax laws are accounted for in the period of enactment and consequently during the year ended December 31, 2017, we recorded a reduction in our net deferred tax asset to reduce the value of each deferred tax attribute to 21% which was offset by a reduction in the recorded valuation allowance resulting in no net effect to the current period income tax provision. We continued to record a full valuation allowance on our net deferred tax assets, however, as a result of recognizing realized gains on the sale of certain investments that were included in unrealized gains reported in other comprehensive income in previous periods, we recorded $3.1 million in tax expense during the year ended December 31, 2017 and a tax benefit of $1.1 million and $3 million during the years ended December 31, 2016 and 2015, respectively. Our effective tax rate for the years ended December 31, 2017, 2016, and 2015, was 29.8%, 4.3% and 7.9%, respectively. The effective tax rate differed from our federal corporate income tax rate of 35% due primarily to the valuation allowance changes recorded on our net deferred tax assets in each of the years. Additionally, during 2015, we recorded a $2.8 million tax benefit due to the reversal of the taxable temporary difference related to our investment in Mindjet that reversed during the year due to the impairment loss recorded on the investment. Such temporary difference was originally recorded in an earlier year which contributed to the significant effective tax rate for that year and was not expected to reverse within a period that would have allowed us to offset with existing deductible temporary differences. There were minimal income taxes reported during 2015.

Equity in Loss of Unconsolidated Affiliates

We previously accounted for our investment in common stock of Mindjet using the equity method of accounting, which resulted in recording our proportional share of Mindjet’s losses in the consolidated statement of operations and comprehensive income or loss. During 2015, we lost significant influence over Mindjet and discontinued the equity method of accounting as our voting ownership declined in conjunction with Mindjet issuing additional voting stock in an offering that we did not participate in and the resulting loss of our seat on its board. Consequently, we do not anticipate recording any additional equity method losses related to our investment in Mindjet.
DISCONTINUED OPERATIONS

During the years ended December 31, 2017, results from discontinued operations included income or loss from UCP’s operations and the loss recorded on the sale of such operations. During the year ended December 31, 2016, results from discontinued operations included the income or loss from UCP’s operations and additional losses recorded related to the sale of our agribusiness operations. During the year ended December 31, 2015, results from discontinued operations included income or loss from our agribusiness operations and the loss recorded on the sale of such operations.

Real Estate:

On April 10, 2017, UCP entered into a merger agreement with Century whereby each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock. The transaction closed on August 4, 2017 and we received $55.3 million in cash and approximately 9% of the then outstanding common stock of Century. The transaction resulted in a loss on sale of $8.7 million, which was recorded during the year ended December 31, 2017. In October 2017, we sold our entire position of Century common stock for $59.2 million and realized a loss on the sale of $842,000.

During 2017, we made certain estimates of the taxable income that would be allocated to us from UCP for the 2017 tax year and received related cash distributions from UCP as a result. At December 31, 2017, such estimates appear to have overstated taxable income. Consequently, we expect to refund to UCP $356,000 once final taxable income of UCP attributable to us is determined. Any difference between our revised estimates and the actual results would impact the loss recorded on the sale of UCP.

Agribusiness:

In February 2017, we received the final $6 million that had been held in escrow for general indemnification claims related to the sale of our discontinued agribusiness operations. We guaranteed up to $8 million for any environmental indemnification claims in excess of the $6 million general indemnification escrow pursuant to the terms of the sale. This guaranty will remain in force until July 31, 2020. The guaranty has been recorded at estimated fair value that reflects our expectation that no significant amounts will be paid out under the guaranty. However, any amounts paid by us under the guaranty in excess of this estimate will result in additional loss on the sale.

See Note 11,“Discontinued Operations” for additional information about these transactions.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balances at December 31, 2017, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed we could defer significant expenditures, obtain a line of credit, or complete a debt or equity offering. Any additional equity offerings may be dilutive to our shareholders and any additional debt offerings may include operating covenants that could restrict our business.We are currently not subject to any debt covenants which might limit our ability to obtain additional financing through debt or equity offerings. We classify the sale of and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows.

Our Operations

On October 26, 2017 our board of directors declared a special dividend of $5.00 per share, amounting to approximately $115.9 million. The record date was November 6, 2017, payment was made on November 20, 2017 and the ex-dividend date was November 21, 2017. The entire cash distribution was classified as a return of capital for U.S. federal income tax purposes. Generally, such a cash distribution would reduce the tax basis of a shareholder’s common shares of our shares; however, if such a distribution is in excess of a shareholder’s tax basis, a portion of the distribution may be treated as a capital gain under current tax law.

The majority of our revenue recorded for the year ended December 31, 2017 was from the sale of 102,500 long-term storage credits for $25.9 million. We also reported realized gains on the sale of investments of $8.8 million recognized on the sale of investments from our deferred compensation accounts in conjunction with the distribution of $23.3 million of such assets to our former CEO. We also paid our former CEO $10.4 million in severance benefits, settled certain stock-based compensation, and paid other related severance expenses. See Note 10, “Related-Party Transactions” for additional information.

During 2016, we sold a majority of our oil and gas assets for gross proceeds of $9.6 million. After certain holdbacks and consideration of liabilities assumed by the buyer, we received $9 million in cash proceeds. We also sold certain of our other remaining oil and gas leases early in 2017. We expect to completely cease operations and dispose of the legal entities formed to operate this business in a final transaction with our service agent early in 2018. To that end, at December 31, 2017, we accrued what we believe to be the final expenses related to these operations. See Note 10, “Related-Party Transactions” for additional information.

Discontinued Operations

During 2016 we sold our real estate operations and during 2015 we sold our agribusiness operations.

During 2017, we made certain estimates of the taxable income that would be allocated to us from UCP for the 2017 tax year and received related cash distributions from UCP as a result. At December 31, 2017, such estimates appear to have overstated taxable income. Consequently, we have accrued what we expect to refund to UCP once final taxable income of UCP attributable to us is determined. Any difference between our revised estimates and the actual results would impact the loss recorded on the sale of UCP.

We guaranteed up to $8 million for any indemnification claims related to the agribusiness operations in excess of a $6 million general indemnification escrow pursuant to the terms of a guaranty agreement with the buyer that will remain in force until July 31, 2020.

Consolidated Cash and Securities

We have adequate working capital reserves and generally hold our cash in money market funds. At December 31, 2017 and 2016, we had unrestricted and available cash and securities of $34.9 million and $18.7 million, respectively, which could be used for general corporate purposes.

At December 31, 2017, we forecast that our 2018 annual net operating cash burn was approximately $6.2 million which was comprised of expected expenditures of approximately $7.1 million offset by recurring revenue and other certain receipts of approximately $879,551.

Cash Flow

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities - continuing operations	$(345)	$(15,074)	$(10,825)
Operating activities - discontinued operations	(9,728)	8,722	(38,098)
Total operating activities	(10,073)	(6,352)	(48,923)

Investing activities - continuing operations	67,908	9,072	4,400
Investing activities - discontinued operations	47,173	(1,455)	102,193
Total investing activities	115,081	7,617	106,593

Financing activities - continuing operations	(117,222)	—	(153)
Financing activities - discontinued operations	(11,638)	2,315	(63,095)
Total financing activities	$(128,860)	$2,315	$(63,248)
Increase (decrease) in cash and cash equivalents	$(23,852)	$3,580	$(5,578)

Cash Flows From Operating Activities

During 2017, we used cash of $345,000 in our continuing operations which was derived primarily from the $26.3 million sale of long term storage credits, offset by cash used of $12.2 million for general and administrative expenses and various project costs and $18.3 million for payment of severance benefits and deferred compensation payment of cash related to the termination of our former CEO. Through the closing date of the merger, our discontinued operations used cash of $9.7 million primarily generated from $246 million in sales of residential real estate and lots offset by cash of $216.9 million used for the acquisition and development of real estate, and $37 million for overhead.

During 2016, we used $15.1 million in cash from continuing operations. The cash outflow primarily related to $15.4 million for overhead and various project expenses. Our discontinued operations generated $350 million during 2016 from the sale of residential real estate lots and used cash of $301.4 million in acquisition and development of real estate and $43.5 million for overhead.

During 2015, we used $10.8 million in cash from continuing operations. We used $18.4 million for overhead expenses, primarily for salaries, benefits, marketing expenses, professional fees, and various project and other expenses. Partially offsetting the uses of cash was $3.9 million from the sale of water assets, and $1.4 million from sales of oil and gas. Our discontinued operations used cash of $38 million. Discontinued real estate operations used $266.3 million to acquire and develop residential homes and lots $33.3 million for overhead expenses. Offsetting the uses of cash from our discontinued real estate operations were $278.8 million in cash received from the sale of residential homes and lots. Our discontinued agribusiness operations used $74.3 million to purchase canola seed, $36.5 million for overhead and operating expenses, and $3.3 million in cash paid for interest. Partially offsetting the uses of cash was $82.1 million generated from the sales of canola oil and meal.

Cash Flows From Investing Activities

Our continuing investing activities provided $67.9 million of cash during 2017 primarily from the $59.2 million in cash we received when we sold our investment in Century common stock, and approximately $8.2 million in cash from the sale of various other debt and equity investments out of the deferred compensation plans. During the year we purchased $270 million of U.S. Treasuries, which was offset by related sales and maturities of $198 million and $140 million, respectively. Our discontinued operations generated $47.2 million of net cash during 2017 which was comprised of the $55.3 million received on the sale of UCP less UCP’s cash balance as of the date of the sale, and $6 million in cash received from the escrow account for general indemnification claims related to the sale of our discontinued agribusiness operations.

During 2016, the primary cash inflows from investing activities of continuing operations included $9 million from the sale of the majority of our oil and gas assets, and $1.1 million from the sale and maturity of debt and equity securities, offset by $1.5 million used to purchase debt and equity securities. Our discontinued operations investing cash flows were primarily comprised of a $1.3 million increase in restricted cash.

During 2015, the primary cash inflows from investing activities of continuing operations included $9.3 million from the sale and maturity of debt and equity securities, offset by $2.3 million used to purchase debt and equity securities and $2.8 million used to purchase property, plant, and equipment. During 2015, investing activities from our discontinued agribusiness operations provided $97.5 million in net proceeds from the sale of our discontinued agribusiness operations, which was comprised of gross proceeds from the sale of $105.3 million less $7.8 million currently held back in escrow, and $5 million in cash released from the restricted debt service reserve account.

Cash Flows From Financing Activities

During 2017, we paid a special dividend of $115.9 million. Our discontinued operations received cash of $86.7 million during 2017 provided from draws on its debt arrangements, which was used primarily to fund the acquisition and development of various real estate projects offset by payments of $96.5 million which was used to repay debt when certain real estate properties were sold.

During 2016, our discontinued operations did not generate net cash, however, we had borrowings of $154 million provided by the debt arrangements, offset by repayments of debt of $150 million and UCP purchases of its own stock of $1 million.

During 2015, financing activities, including discontinued agribusiness operations, used cash of $63.2 million, primarily due to repayments of $96.6 million paid on debt arrangements in our discontinued agribusiness operations and $112.4 million of mortgage debt repaid when certain real estate properties were sold in our discontinued real estate operations. These uses of cash were offset by cash proceeds including $12.7 million from our working capital line of credit within our discontinued agribusiness operations and $134.5 million used primarily to fund the acquisition and development of our discontinued real estate operations.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements, other than those discussed throughout this document, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	351	522			873
Other(1)	4,112				4,112
Total	$4,463	$522	$—	$—	$4,985

(1) Amount represents deferred compensation that is expected to be paid to plan participants no earlier than July 2018.

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at December 31, 2017.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our balance sheets include certain assets whose fair value is subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have interest rate risk as it relates to investments in debt securities, and equity price risk as it relates to our marketable equity securities. The estimated fair value of our debt is based on cash flow models discounted at the then-current interest rates and an estimate of the then-current spread above those rates at which we could borrow, which are Level 3 inputs in the fair value hierarchy.

At December 31, 2017, we had $683,000 of debt securities and $1.2 million of marketable equity securities, and at December 31, 2016, we had $4.4 million of debt securities and $20.7 million of marketable equity securities, which were subject to market risk.

Our debt securities principally consist of bonds with short and medium terms to maturity. The deferred compensation accounts have held both investment-grade and below investment-grade bonds. In the deferred compensation accounts, we managed interest rate risk by matching the maturities of the bonds to the participant’s pre-selected payout schedule.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At December 31, 2017 and 2016, the model did not calculate a material loss in fair value. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value at December 31, 2017 and 2016, of $244,000 and $4.1 million, respectively, that would reduce our unrealized appreciation in shareholders’ equity.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2017 and 2016 and for each of the three years in the period ended December 31, 2017, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except per share amounts) for 2017 and 2016 are shown below. In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Sale of real estate and water assets	$25,097	$43	$136	$1,112
Other	1,096	8,591	69	132
Total revenue and other income	$26,193	$8,634	$205	$1,244

Gross profit - real estate and water assets	$12,565	$26	$81	$500

Income (loss) from continuing operations	$9,293	$2,803	$(3,109)	$(1,728)
Net income (loss) from discontinued operations, net of tax	$(3,259)	$177	$(3,175)	$612
Net income (loss)	$6,034	$2,980	$(6,284)	$(1,116)
Net income (loss) attributable to PICO Holdings, Inc.	$4,643	$1,575	$(4,639)	$(1,116)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$0.40	$0.12	$(0.13)	$(0.08)
Income (loss) from discontinued operations	$(0.20)	$(0.05)	$(0.07)	$0.03

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016(1)
Sale of real estate and water assets	$98	$33	$476	$26
Impairment loss on investment in unconsolidated affiliate				(2,170)
Other	687	817	689	7,278
Total revenue and other income	$785	$850	$1,165	$5,134

Gross profit - real estate and water assets	$53	$14	$224	$16

Loss from continuing operations	$(4,790)	$(4,400)	$(4,569)	$(11,394)
Net income (loss) from discontinued operations, net of tax	$(2,052)	$1,678	$2,712	$9,786
Net loss	$(6,842)	$(2,722)	$(1,857)	$(1,608)
Net loss attributable to PICO Holdings, Inc.	$(6,801)	$(3,397)	$(2,900)	$(8,767)

Net income (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.21)	$(0.19)	$(0.20)	$(0.49)
Income (loss) from discontinued agribusiness operations	$(0.08)	$0.04	$0.07	$0.11

(1) During 2017, we sold our real estate segment. As a result of the transaction, the assets and liabilities of our real estate operations qualified as held-for-sale and have been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented. Consequently, while we recast the first three quarters of 2016 in our 2017 filings to reflect the change, this particular prior period had not been presented as recast from amounts previously reported to reflect the real estate segment as discontinued operations. See Note 11, “Discontinued Operations,” in the accompanying consolidated financial statements for additional information.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2017 AND 2016
AND FOR EACH OF THE
THREE YEARS IN THE PERIOD
ENDED DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income or loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 1, 2018

We have served as the Company’s auditors since 1997.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and 2016
(In thousands)

	2017	2016
Assets
Cash and cash equivalents	$37,128	$19,611
Investments ($1,902 and $25,071 measured at fair value at December 31, 2017 and 2016, respectively)	3,214	26,383
Tangible water assets and real estate, net	44,675	57,691
Intangible assets	126,785	126,796
Other assets	2,600	4,624
Assets held-for-sale		440,689
Total assets	$214,402	$675,794

Liabilities and shareholders’ equity
Deferred compensation	4,112	27,322
Other liabilities	2,431	12,322
Accounts payable and accrued expenses	696	1,015
Liabilities held-for-sale		207,566
Total liabilities	7,239	248,225

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 23,153 issued and 23,152 outstanding at December 31, 2017, and 23,125 issued and 23,070 outstanding at December 31, 2016	23	23
Additional paid-in capital	379,388	495,468
Accumulated deficit	(172,767)	(173,231)
Accumulated other comprehensive income	544	6,661
Treasury stock, at cost (common shares: 1 and 55 at December 31, 2017 and December 31, 2016, respectively)	(25)	(927)
Total PICO Holdings, Inc. shareholders’ equity	207,163	327,994
Noncontrolling interest in subsidiaries		99,575
Total equity	207,163	427,569
Total liabilities and equity	$214,402	$675,794

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
For the years ended December 31, 2017, 2016, and 2015
(In thousands, except per share data)

	2017	2016	2015
Revenues and other income:
Sale of real estate and water assets	$26,388	$633	$3,856
Impairment loss on investment in unconsolidated affiliate		(2,170)	(20,696)
Other income, net	9,888	9,471	4,472
Total revenues and other income (loss)	36,276	7,934	(12,368)

Cost of sales and expenses:
Cost of water assets and real estate sold	13,216	326	1,239
General, administrative, and other	12,414	32,830	20,028
Impairment loss on intangible and long-lived assets		201	2,085
Depreciation and amortization	305	865	1,660
Total costs and expenses	25,935	34,222	25,012
Income (loss) from continuing operations before income taxes and equity in loss of unconsolidated affiliates	10,341	(26,288)	(37,380)
Benefit (provision) for federal and state income taxes	(3,082)	1,135	2,961
Equity in loss of unconsolidated affiliate			(3,422)
Income (loss) from continuing operations	7,259	(25,153)	(37,841)
Income (loss) from discontinued operations, net of tax	3,053	13,899	(24,309)
Loss on sale of discontinued operations, net of tax	(8,698)	(1,775)	(18,729)
Net income (loss) from discontinued operations, net of tax	(5,645)	12,124	(43,038)
Net income (loss)	1,614	(13,029)	(80,879)
Net income attributable to noncontrolling interests	(1,150)	(8,836)	(979)
Net income (loss) attributable to PICO Holdings, Inc.	$464	$(21,865)	$(81,858)

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS, CONTINUED
(In thousands, except per share data)

	2017	2016	2015
Other comprehensive loss:
Net income (loss)	$1,614	$(13,029)	$(80,879)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities, net of deferred income tax and reclassification adjustments	(6,193)	1,671	292
Foreign currency translation	76	29	(48)
Total other comprehensive income (loss), net of tax	(6,117)	1,700	244
Comprehensive loss	(4,503)	(11,329)	(80,635)
Comprehensive income attributable to noncontrolling interests	(1,150)	(8,836)	(979)
Comprehensive loss attributable to PICO Holdings, Inc.	$(5,653)	$(20,165)	$(81,614)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$0.31	$(1.09)	$(1.64)
Income (loss) from discontinued operations	(0.29)	0.14	(1.92)
Net income (loss) per common share – basic and diluted	$0.02	$(0.95)	$(3.56)
Weighted average shares outstanding	23,122	23,054	23,014

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2015
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Non-controlling Interest	Total
Beginning balance, December 31, 2014	23,083	$23	$491,662	$(69,508)	$4,717	78	$(1,413)	$86,064	$511,545
Stock-based compensation expense			2,882					734	3,616
Exercise of restricted stock units	33								—
Withholding taxes paid on vested restricted stock units at UCP, Inc.			(337)					(159)	(496)
Distribution to noncontrolling interest								(26)	(26)
Net income (loss)				(81,858)				979	(80,879)
Unrealized gain on investments, net of deferred income tax of $173 and reclassification adjustments of $741					292				292
Foreign currency translation					(48)				(48)
Ending balance, December 31, 2015	23,116	$23	$494,207	$(151,366)	$4,961	78	$(1,413)	$87,592	$434,004

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

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2017
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Non-controlling Interest	Total
Beginning balance, December 31, 2016	23,125	$23	$495,468	$(173,231)	$6,661	55	$(927)	$99,575	427,569
Stock-based compensation expense			1,872					299	2,171
Exercise of restricted stock units	76								—
Withholding taxes paid on vested restricted stock units			(831)					(121)	(952)
Changes in ownership of noncontrolling interest			(465)					465	—
Distributions to noncontrolling interest								(26)	(26)
Purchases of treasury stock						47	(690)		(690)
Retirement of treasury stock	(47)		(690)			(47)	690		—
Distribution of treasury stock to deferred compensation plan participant (former CEO)			(106)			(54)	902		796
Deconsolidation of noncontrolling interest in conjunction with sale of consolidated subsidiary								(101,342)	(101,342)
Special dividend paid			(115,860)						(115,860)
Net income				464				1,150	1,614
Unrealized gain on investments, net of deferred income tax of $3,483 and reclassification adjustments of $9,781					(6,193)				(6,193)
Foreign currency translation					76				76
Ending balance, December 31, 2017	23,154	$23	$379,388	$(172,767)	$544	1	$(25)	$—	$207,163

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2017, 2016, and 2015
(In thousands)

	2017	2016	2015
Operating activities:
Net income (loss)	$1,614	$(13,029)	$(80,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision (benefit) for deferred income taxes	3,442	(2,160)	(2,817)
Depreciation and amortization expense	303	899	1,624
Stock-based compensation expense	1,295	2,850	1,907
Impairment loss on investment in unconsolidated affiliate		2,170	20,696
Impairment loss on intangible and long-lived assets		201	2,085
Gain on sale of available-for-sale investments	(8,722)	(133)	(1,101)
Loss on abandonment or liquidation of consolidated subsidiary		1,968	—
Net (income) loss from discontinued operations, net	5,645	(12,124)	43,038
Gain on sale of property, plant and equipment	(165)	(8,605)
Equity in loss of unconsolidated affiliate			3,422
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Notes and other receivables	1,619	486	253
Real estate, water, and intangible assets	13,027	(477)	(390)
Income taxes	(275)	1,234	41
Other assets	32	179	468
Deferred compensation	(7,500)	2,685	909
Accounts payable and accrued expenses	(10,714)	8,768	(211)
Other operating activities, net	54	14	130
Cash used in operating activities - continuing operations	(345)	(15,074)	(10,825)
Cash provided by (used in) operating activities - discontinued operations	(9,728)	8,722	(38,098)
Net cash used in operating activities	(10,073)	(6,352)	(48,923)

Investing activities:
Proceeds from the sale of investments	197,848	1,068	7,938
Proceeds from maturity of investments	139,912	18	1,343
Purchases of investments	(270,317)	(1,511)	(2,316)
Proceeds from the sale of property, plant and equipment	470	8,988
Purchases of property, plant and equipment	(5)	(152)	(2,777)
Other investing activities, net		661	212
Cash provided by investing activities - continuing operations	67,908	9,072	4,400
Cash provided by (used in) investing activities - discontinued operations	47,173	(1,455)	102,193
Net cash provided by investing activities	115,081	7,617	106,593

Financing activities:
Special dividend paid	(115,860)
Payment of withholding taxes on exercise of restricted stock units	(672)		(126)
Purchases of treasury stock	(690)
Other financing activities, net			(27)
Cash provided by (used in) financing activities - continuing operations	(117,222)	—	(153)
Cash provided by (used in) financing activities - discontinuing operations	(11,638)	2,315	(63,095)
Net cash provided by (used in) financing activities	(128,860)	2,315	(63,248)
Net increase (decrease) in cash and cash equivalents	(23,852)	3,580	(5,578)
Cash and cash equivalents, beginning of year	60,980	57,400	62,978
Cash and cash equivalents, end of year	37,128	60,980	57,400
Less cash and cash equivalents of discontinued operations, end of year		41,369	41,417
Cash and cash equivalents of continuing operations, end of year	$37,128	$19,611	$15,983

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended December 31, 2017, 2016 and 2015
(In thousands)

	2017	2016	2015
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Payment (refund) of federal and state income taxes	$(367)	$(220)	$(67)

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$1,824	$85	$559
Fair value of common stock of Century received in the sale of UCP, Inc.	$60,044
Unpaid liability incurred for construction costs			$388
Distribution of debt and equity securities in satisfaction of deferred compensation liability (including 53,996 and 22,644 shares of treasury stock in 2017 and 2016, respectively)	$15,709	$856

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE INDEX

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a holding company. As of December 31, 2017, the Company has presented its consolidated financial statements and the accompanying notes to the consolidated financial statements using the guidelines prescribed for real estate companies, as the majority of the Company’s assets and operations are primarily engaged in real estate and related activities.

The Company’s most significant operating subsidiary as of December 31, 2017 was Vidler Water Company, Inc. (“Vidler”), a Nevada corporation. Vidler owns water resources and water storage in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado and New Mexico. Currently, Vidler is primarily focused on selling its existing water rights and storage credits.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock-based compensation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities were appropriate as of December 31, 2017 and December 31, 2016, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Reincorporation:

In May 2017, the Company changed its state of incorporation from California to Delaware. The reincorporation was approved by the requisite vote of shareholders at the Company’s Annual Meeting of Shareholders on May 4, 2017. Other than the change in the state of incorporation, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or net worth of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management and board of directors. Furthermore, the Company’s common stock continues to trade on the Nasdaq Global Market. The reincorporation did not alter any shareholder’s percentage ownership interest or number of shares owned in the Company. In conjunction with the reincorporation, the Company authorized 10 million shares of preferred stock, par value $0.001 per share. Shares of preferred stock may be issued from time to time in one or more series which may be by distinguishing number, letter or title. However, without shareholder approval, the Company’s board of directors is only authorized to designate and/or issue, out of the unissued shares of preferred stock, one or more series of preferred stock in connection with the adoption of a tax benefit preservation plan. The issuance of preferred stock could, among other things, have the effect of delaying, deferring, discouraging or preventing a change in control of the Company and may adversely affect the market price of the Company’s common stock and the voting and other rights of the holders of common stock.

Special Dividend:

In October 2017, the Company declared a special cash dividend of $5.00 per share, which amounted to approximately $115.9 million. The distribution was paid on November 20, 2017, with an ex-dividend date of November 21, 2017.

Tax Benefit Preservation Plan:

In July 2017, the Company’s board of directors adopted a tax benefit preservation plan (the “Plan”) designed to preserve the Company’s ability to utilize its net operating loss carryforwards as a result of certain stock ownership changes. Consequently, any person or group, together with its affiliates and associates (the “acquiring person”), acquiring beneficial ownership of 4.99% or more of the Company’s common stock after August 4, 2017 without the approval of the Company’s board of directors would be subjected to significant dilution in its holdings. Such dilution would occur as a consequence of each holder of a Right, other than Rights that are beneficially owned by the acquiring person, obtaining the right to purchase, upon exercise of a Right and payment of the purchase price, a number of shares of the Company’s common stock having a market value of two times the exercise price of the Right. Pursuant to the Plan, which is subject to ratification by the Company’s shareholders at the 2018 annual meeting, the Company issued one Right for each outstanding share of the Company’s common stock to shareholders of record at the close of business on August 4, 2017. Prior to exercise, a Right does not give its holder any rights as a shareholder of the Company, including any dividend, voting or liquidation rights.

Segment Reporting:

Historically, the Company organized its reportable segments by line of business. As a result of the disposition of the Company’s real estate operations and other significant dispositions and recent events, currently the only major line of business that constitutes an operating and reportable segment is the water resource and water storage operations. Furthermore, the allocation of resources, and assessment of financial performance is now completed on a consolidated basis as the Company monetizes its assets and returns such proceeds to shareholders. Consequently, as of December 31, 2017, the Company no longer reports segment results as part of its consolidated financial statements.

Tangible Water Assets and Real Estate:

Tangible water assets and real estate include the cost of certain tangible water assets, water storage credits and related storage facilities, real estate, including raw land and improvements. The Company capitalizes pre-acquisition costs, the purchase price of real estate, development costs and other allocated costs, including any interest, during development and construction. Pre-acquisition costs, including non-refundable land deposits, are expensed to cost of sales when the Company determines continuation of the related project is not probable.

Additional costs to develop or otherwise get tangible water and real estate assets ready for their intended use are capitalized. These costs typically include direct construction costs, legal fees, engineering, consulting, direct cost of drilling wells or related construction, and any interest costs capitalized on qualifying assets during the development period. The Company expenses all maintenance and repair costs. The types of costs capitalized are consistent across periods presented. Tangible water assets consist of various water interests in development or awaiting permitting. Amortization of real estate improvements is computed on the straight-line method over the estimated useful lives of the improvements ranging from five to 15 years.

Intangible Water Assets:

Intangible water assets include the costs of indefinite-lived intangible assets and is comprised of water rights and the exclusive right to use two water transportation pipelines. The Company capitalizes development and entitlement costs and other allocated costs, including any interest, during the development period of the assets to tangible water assets and transfers the costs to intangible water assets when water rights are permitted. Water rights consist of various water interests acquired or developed independently or in conjunction with the acquisition of real estate. When the Company purchases intangible water assets that are attached to real estate, an allocation of the total purchase price, including any direct costs of the acquisition, is made at the date of acquisition based on the estimated relative fair values of the water rights and the real estate.

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

Investments:

The Company’s investment portfolio at December 31, 2017 and 2016 was comprised of corporate bonds and equity securities. Corporate bonds are purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. The Company’s investments in equity securities primarily consisted of common stock of publicly traded and private small-capitalization companies in the United States (“U.S.”).

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

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts in other income with a corresponding increase in the trust assets (except in the case of PICO stock, which is reported as treasury stock, at cost). There is an increase in the deferred compensation liability when there is appreciation in the market value of the assets held, with a corresponding expense recognized in operating and other costs. In the event the trust assets decline in value, the Company reverses previously expensed compensation. The assets of the plan are held in rabbi trust accounts. Such accounts hold various investments that are consistent with the Company’s investment policy, and are accounted for and reported as available-for-sale securities in the accompanying consolidated balance sheets. Assets of the trust will be distributed according to predetermined payout elections established by each participant. In July 2017, the Company’s board of directors elected to terminate the Company’s deferred compensation plans. Consequently, while participant compensation remains deferred at December 31, 2017, the plan is no longer active. In accordance with applicable regulations, distribution of the remaining assets and settlement of the deferred compensation obligation will be made to the participants no earlier than one year from the date the plans were terminated.

Other Liabilities:

Other liabilities includes primarily employee benefits, unearned revenues, option payments and deposits received.

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

General, Administrative, and Other:

General, administrative, and other costs include salaries and benefits, stock-based compensation, consulting, audit, tax, legal, insurance, property taxes, rent and utilities, and other general operating expenses.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards, calculated using the closing stock price on the date of grant, and is recognized as expense over the period in which the share-based compensation vests using the straight-line method. When an employee Restricted Stock Award (“RSU”) vests, the recipient receives a new share of PICO common stock for each RSU, less the number of shares of common stock equal in value to applicable withholding taxes. When an RSU is forfeited, all previously recognized expense is reversed during the respective forfeiture year and the remaining unamortized expense is canceled.

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

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. At December 31, 2017, the Company concluded that it is likely that not all of its deferred tax assets will be realized, and accordingly, a valuation allowance was recorded against the deferred tax assets that are not expected to be realized.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), enacted in December 2017, resulted in significant changes to the U.S. corporate income tax system. These changes, that are effective beginning in 2018, include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits, and limitations on the deductibility of interest expense and executive compensation as well as limitations on the use of future net operating. Changes in tax rates and tax laws are accounted for in the period of enactment and consequently during the year ended December 31, 2017, the Company remeasured its net deferred tax asset and reduced the value of each deferred tax attribute using a tax rate of 21%, which was offset by a reduction in the recorded valuation allowance resulting in no net effect to the income tax provision for the year ended December 31, 2017.

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

For the three years ended December 31, 2017, the Company’s common stock equivalents were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

Recently Issued Accounting Pronouncements:

In May of 2014, the Financial Accounting Standards Board (“FASB”) issued guidance regarding revenue from contracts with customers, which provides a consistent revenue accounting model across industries. The Company has reviewed this update and other guidance that was subsequently issued to further clarify the implementation guidance. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services and requires new disclosures about revenue. The Company will adopt the guidance effective January 1, 2018. We have analyzed our revenues and contracts and have concluded that the implementation will not have a material impact on our consolidated financial statements upon adoption.

In March 2016, the FASB issued guidance on accounting for share-based payments to employees. The guidance clarifies income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company implemented this guidance during the three months ended March 31, 2017 and it did not have a material effect on the consolidated financial statements.

2.    TANGIBLE WATER ASSETS AND REAL ESTATE, NET

The cost assigned to the various components of tangible water and real estate assets were as follows (in thousands):

	December 31,
	2017	2016
Tangible water assets	$29,655	$42,498
Real estate and improvements held and used, net of accumulated amortization of $12,003 at December 31, 2017 and December 31, 2016	9,469	9,469
Other real estate inventories	5,551	5,724
Total tangible water and real estate assets, net	$44,675	$57,691

The Company’s real estate improvements were fully depreciated at December 31, 2016. Amortization of such improvements was approximately $225,000 and $879,000 for December 31, 2016 and 2015, respectively.

3.    INTANGIBLE ASSETS

The Company’s carrying amounts of its intangible assets were as follows (in thousands):

	December 31,
	2017	2016
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	25,569	25,569
Other	17,319	17,330
Total intangible assets	$126,785	$126,796

Fish Springs Ranch Pipeline Rights and Water Credits:

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno, Nevada area. Under a settlement agreement signed in 2007, the Pyramid Lake Paiute Tribe (the “Tribe”) agreed to not oppose any permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, and in exchange, Fish Springs Ranch will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs Ranch sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year. The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, and accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water. Currently, Fish Springs Ranch does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Impairment Losses:

There were no impairment losses recognized on intangible assets during the years ended December 31, 2017 or December 31, 2016.

4.    INVESTMENTS

The cost and carrying value of available-for-sale investments were as follows (in thousands):

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$700	$6	$(22)	$684
Marketable equity securities	513	710	(5)	1,218
Total	$1,213	$716	$(27)	$1,902

December 31, 2016	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$4,306	$82	$(6)	$4,382
Marketable equity securities	10,400	10,327	(38)	20,689
Total	$14,706	$10,409	$(44)	$25,071

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	December 31, 2017		December 31, 2016
	Amortized Cost	Carrying Value	Amortized Cost	Carrying Value
Due in one year or less	$225	$204	$182	$183
Due after one year through five years	475	480	4,124	4,199
	$700	$684	$4,306	$4,382

Included in other income, net in the accompanying consolidated financial statements is the net realized gain or loss on investments (in thousands):

	Year Ended December 31,
	2017	2016	2015
Gross realized gains:
Debt securities	$77		$419
Equity securities and other investments	9,746	$610	1,010
Total gain	9,823	610	1,429
Gross realized losses:
Debt securities	(87)	(90)	(4)
Equity securities and other investments (1)	(1,014)	(4,525)	(21,020)
Total loss	(1,101)	(4,615)	(21,024)
Net realized gain (loss)	$8,722	$(4,005)	$(19,595)

(1) Included within this caption for the years ended December 31, 2016 and 2015 is $2.2 million and $20.7 million, respectively, that is reported in a separate line, impairment loss on unconsolidated affiliate, within the Company’s consolidated statements of operations and comprehensive income or loss for the years then ended.

Significant Realized Gains and Losses:

During the year ended December 31, 2016, the Company’s 51% owned subsidiary, Klablab, Inc. (“Klablab”), ceased further operations and the Company recorded a $2 million loss which is included within other income, net within the Company’s consolidated statements of operations and comprehensive income or loss for the year then ended and also reported in the gross realized loss on equity securities in the table above.

The realized losses reported in 2015 were primarily due to the $20.7 million impairment loss on the common and preferred stock investment in Mindjet, Inc. (“Mindjet”) a privately held company located in San Francisco, California that provides business innovation software, as discussed below.

Debt and Marketable Equity Securities

At December 31, 2017, there were no material unrealized losses on the Company’s investments in debt or marketable equity securities. Furthermore, there were no impairment losses recorded on debt or equity securities during the three years ended December 31, 2017.

Other Investments:

Investment in Synthonics:

Synthonics, Inc. (“Synthonics”) is a private company co-founded by a previous member of the Company’s board of directors. The Company’s investment consists of preferred shares with an 18.3% voting interest. During 2016, the Company recorded an impairment loss of $2.2 million on the investment when the estimated fair value dropped below the carrying value due to continuing losses reported by Synthonics, the resulting liquidity issues, and decreased market conditions that have adversely affected the value. The loss was recorded within impairment loss on investment in unconsolidated affiliate in the Company’s consolidated statements of operations and comprehensive income or loss for the year ended December 31, 2016 and also reported in the gross realized loss on equity securities in the table above. The fair value approach relied primarily on Level 3 unobservable inputs, whereby the enterprise value was determined using book value multiples that included assumptions regarding an entity’s risks and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

Investment in Mindjet:

The Company owns a convertible note receivable (which is recorded within other assets in the consolidated financial statements) and common stock and nonvoting preferred stock representing a voting ownership of 19.3% of Mindjet. The Company determined it currently does not have significant influence over the operating and financial policies of Mindjet and records the investment at cost. The carrying value of the investment, including the convertible note receivable and associated interest, was approximately $2.3 million at December 31, 2017 and 2016.

The Company had previously accounted for the investment in common stock using the equity method of accounting when it did have significant influence over Mindjet. This resulted in recording a loss within equity in loss of unconsolidated affiliate in the consolidated statement of operations and comprehensive income or loss of $3.4 million for the year ended December 31, 2015. The Company’s share of the losses reported by Mindjet during 2015 was allocated to the carrying value of the common stock investment until it reached zero and then to the preferred stock and convertible debt.

During 2015, the Company recorded a $20.7 million impairment loss on the investment in Mindjet common and preferred shares when the estimated fair value dropped below the carrying value due to significantly increased, and continuing operating losses and resulting liquidity issues at the company, actual financial results significantly less than projections, and unfavorable market conditions that have adversely affected the value of Mindjet. Such loss was recorded in impairment loss on investment in unconsolidated affiliate in the consolidated statement of operations and comprehensive income or loss. The fair value of the investment in Mindjet was based on an analysis of the financial and operational aspects of the company, including consideration of business enterprise value-to-revenue ratios for comparable public companies to current revenue metrics for the company. Determination of the business enterprise value based on the foregoing was then considered in an analysis of the distribution of equity value to the various classes of debt and equity issued by Mindjet in order to reflect differences in value due to differing liquidation preferences, dividend and voting rights. The fair value approach relied primarily on Level 3 unobservable inputs, whereby expected future cash flows were determined using revenue multiples that included assumptions regarding an entity’s assumptions about risk and uncertainties. The estimates were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

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

5.    DISCLOSURES ABOUT FAIR VALUE

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the years ended December 31, 2017 and 2016. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

At December 31, 2017 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Assets
Available-for-sale equity securities (1)	$975	$244		$1,219
Available-for-sale debt securities (1)	$683			$683
Total	$1,658	$244		$1,902

At December 31, 2016 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2016
Assets
Available-for-sale equity securities (1)	$12,545	$8,144		$20,689
Available-for-sale debt securities (1)	$4,382			$4,382
Total	$16,927	$8,144		$25,071

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

There were no non-financial assets that were measured at fair value, on a non-recurring basis during the year ended December 31, 2017.

The following table sets forth the Company’s non-financial assets that were measured at fair value, on a non-recurring basis, by level within the fair value hierarchy during the year Ended December 31, 2016 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Oil and gas wells (1)			$—	$201
Investment in unconsolidated affiliate (2)			$—	$2,170

(1) The Company recorded an impairment loss to write down the value of certain oil and gas wells. The loss was reported in the consolidated statements of operations and comprehensive income or loss within impairment loss on intangible and long-lived assets and was included in the results of operations of the corporate segment.

(2) The Company had a non-recurring fair value measurement on its investment in Synthonics that resulted in an impairment loss discussed in Note 4 “Investments.”

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

As of December 31, 2017 and 2016, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities. The estimated fair value of the Company’s investments in unconsolidated affiliates approximated their carrying values. The estimated fair value of certain of the Company’s other investments, which included investments in preferred stock of private companies, cannot be reasonably estimated on a recurring basis.

6.    COMMITMENTS AND CONTINGENCIES

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for the years ended December 31, 2017, 2016, and 2015, for office space was $388,000, $696,000, and $571,000, respectively.

Future minimum payments under all operating leases were as follows (in thousands):

Year ended December 31,
2018	$351
2019	356
2020	166
Thereafter	—
Total	$873

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

7.    STOCK-BASED COMPENSATION

At December 31, 2017, the Company had one stock-based payment arrangement outstanding, the PICO Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”).

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

The Company recorded total stock based compensation expense of $1.3 million, $2.9 million and $1.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.

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

The estimated fair value of the Company’s PBO was determined using a Monte Carlo model, which incorporated the following assumptions:

2014 10-Year Option
Grant date	11/14/2014
Expiration date	11/14/2024
Grant date stock price	$19.51
Historical volatility	35.00%
Risk-free rate (annualized)	2.38%
Dividend yield (annualized)	—%
PBO granted	167,619
Weighted average grant date fair value	$6.51
Fair value of award on grant date	$1,475,705

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

A summary of PBO activity was as follows:

	Performance-Based Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2015 and 2016	453,333	$19.51
Forfeited	(285,714)	$19.51
Outstanding at December 31, 2017 (1)	167,619	$14.51

(1) In November 2017, the exercise price per share of the PBO was reduced to reflect the special dividend paid to shareholders.

On January 8, 2017, 285,714 PBO expired and were canceled in conjunction with the termination of the Company’s former CEO. The remaining 167,619 PBO outstanding are exercisable for up to 10 years from the grant date.

	Performance-Based Options	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value
Vested at December 31, 2015	163,704
Vested	238,413
Vested at December 31, 2016	402,117	$19.51	4.5	—
Vested	51,216
Forfeited	(285,714)
Vested at December 31, 2017 (1)	167,619	$14.51	6.9	—

(1) In November 2017, the exercise price per share of the PBO was reduced to reflect the special dividend paid to shareholders.

During the year ended December 31, 2016, the Company accelerated the vesting of 87,302 PBO and recorded $428,000 of additional stock-based compensation expense in conjunction with the termination of the Company’s former CEO.

As of December 31, 2017 and December 31, 2016, there were no PBO exercisable as the market condition had not been met. The was no unrecognized compensation cost related to unvested PBO at December 31, 2017 and at December 31, 2016 there was $428,000 of unrecognized compensation cost.

Restricted Stock Units (RSU):

RSU awards the recipient, who must be continuously employed by the Company until the vesting date, unless the employment contracts stipulate otherwise, the right to receive one share of the Company’s common stock. RSU issued to management do not vote and are not entitled to receive dividends, however the RSU issued to the Company’s director’s are entitled to dividends.

A summary of RSU activity was as follows:

	RSU Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding and unvested at December 31, 2014	142,131	$19.81
Granted	23,300	$15.68
Vested	(45,753)	$20.43
Forfeited	(11,020)	$15.72
Outstanding and unvested at December 31, 2015	108,658	$19.07
Granted	24,326	$10.28
Vested	(76,152)	$19.14
Forfeited	(8,600)	$17.30
Outstanding and unvested at December 31, 2016	48,232	$14.85
Granted	54,186	$15.01
Vested	(71,944)	$14.58
Forfeited	(19,999)	$13.82
Outstanding and unvested at December 31, 2017	10,475	$19.51

The unrecognized compensation cost related to unvested RSU for the years ended December 31, 2017 and 2016 was $178,000 and $508,000, respectively.

During the year ended December 31, 2016, the Company accelerated the vesting of 35,714 RSU and recorded $651,000 of additional stock-based compensation expense in conjunction with the termination of the Company’s former CEO.

Stock-Settled Stock Appreciation Right (SAR):

The 466,470 previously outstanding SAR with an exercise price of $42.71 expired during the year ended December 31, 2017. Consequently, there are no such awards outstanding.

8.    FEDERAL AND STATE CURRENT AND DEFERRED INCOME TAX

As a result of the Tax Act, the Company remeasured its net deferred tax assets and corresponding valuation allowance using a federal rate of 21% during the year ended December 31, 2017, which resulted in no net impact to the income tax provision. The Company and its subsidiaries file a consolidated federal income tax return. Companies that are less than 80% owned corporations, or entities that are treated as partnerships for federal income tax purposes, file separate federal income tax returns. All of the Company’s pre-tax loss from continuing operations in each of the three years ended December 31, 2017, 2016 and 2015 was generated in the U.S. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s income tax (provision) benefit for federal and state income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current tax (provision) benefit	$360	$(47)	$48
Deferred tax (provision) benefit	(3,442)	1,182	2,913
Total income tax (provision) benefit	$(3,082)	$1,135	$2,961

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Federal income tax (provision) benefit at statutory rate	$(3,620)	$9,201	$13,083
Change in valuation allowance	36,055	(7,664)	(16,026)
Impact of U.S. tax reform	(35,570)
State taxes, net of federal benefit	319	225	280
Nondeductible compensation			(530)
Equity in loss of unconsolidated affiliate			2,766
Research and development credit			2,248
Other	(266)	(627)	1,140
Total income tax (provision) benefit	$(3,082)	$1,135	$2,961

The significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating losses, capital losses, and tax credit carryforwards	$55,852	$67,838
Deferred compensation	1,212	10,908
Impairment loss on securities	36	1,221
Impairment loss on water assets	10,791	17,277
Impairment loss on real estate		1,847
Capitalized expenses		9,788
Employee benefits, including stock-based compensation	745	9,945
Excess tax basis in affiliate	5,743	7,676
Fixed assets	811	469
Other, net	1,011	3,528
Total deferred tax assets	76,201	130,497
Deferred tax liabilities:
Unrealized appreciation on securities	122	4,138
Revaluation of real estate and water assets	3,251	5,247
Excess book basis in affiliate		5,770
Other, net	520	2,113
Total deferred tax liabilities	3,893	17,268
Valuation allowance	(72,308)	(113,229)
Net deferred income tax asset	$—	$—

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. At December 31, 2011, the Company considered it more likely than not that the deferred tax assets would not be realized and a full valuation allowance was provided. At December 31, 2017, after evaluating the positive and negative evidence, management concluded to maintain a full valuation allowance against its deferred tax assets. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Reliance on future U.S. taxable income as an indicator that a valuation allowance is not required is difficult when there is negative evidence such as the Company's cumulative losses in recent years. In considering the evidence as to whether a valuation allowance is needed, the existence, magnitude and duration of such cumulative losses are factors that are accorded significant weight in the Company's assessment. As a result, a determination was made that there was not sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that certain of these deferred tax assets would be realized. Therefore, the Company has provided a full valuation allowance against the Company's net deferred tax assets balances as discussed above. This assessment will continue to be undertaken in the future. The Company's results of operations may be impacted in the future by the Company's inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The Company's results of operations might be favorably impacted in the future by reversals of valuation allowances if the Company is able to demonstrate sufficient positive evidence that the Company's deferred tax assets will be realized.

The Company had operating loss carryforwards, federal tax credit carryforwards, and state capital loss carryforwards as of December 31, 2017, that will expire if not utilized. The following table summarizes such carryforwards and their expiration as follows (in thousands):

	Federal Net Operating Losses	Federal Tax Credits	State Net Operating Losses	State Capital Losses
Expire 2018 through 2020		$2,751	$14,161	$8,500
Expire 2021 through 2025		782	6,819	5,655
Expire 2026 through 2030			17,009
Expire 2031 through 2037	$185,494	3,970	136,730
Total	$185,494	$7,503	$174,719	$14,155

Utilization of the Company's U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2017, the Company believes that utilization of its federal net operating losses and federal tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code. The tax benefit preservation plan adopted during 2017, which is subject to ratification by the Company’s shareholders at the 2018 annual meeting, provides protections to preserve the Company’s ability to utilize its net operating loss carryforwards as a result of certain stock ownership changes in the future.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2017, the Company's statute is open from 2014 and 2013 forward for federal and for state tax purposes, respectively.

9.    ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income was as follows (in thousands):

	December 31,
	2017	2016
Net unrealized gain on available-for-sale investments (1)	$544	$6,736
Foreign currency translation		(75)
Accumulated other comprehensive income	$544	$6,661

(1) The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $145,000 at December 31, 2017 and $3.6 million at December 31, 2016.

The following table reports amounts that were reclassified from accumulated other comprehensive income and included in earnings (in thousands):

	Year Ended December 31,
	2017	2016	2015
Accumulated other comprehensive income - January 1	$6,661	$4,961	$4,717
Unrealized gain reclassified and recognized in net loss, net of tax(1)	(6,358)	(193)	(481)
Foreign exchange reclassified and recognized in net loss, net of tax(1)	2	20	361
Total reclassified and recognized in net loss, net of tax	(6,356)	(173)	(120)
Unrealized gain on marketable securities, net of tax	164	1,864	773
Accumulated currency, net of tax	75	9	(409)
Net change in other comprehensive income, net of tax	(6,117)	1,700	244
Accumulated other comprehensive income - December 31	$544	$6,661	$4,961

(1) Amounts reclassified from this category are included in other income in the consolidated statement of operations and comprehensive income or loss.

10.    RELATED-PARTY TRANSACTIONS

Deferred Compensation

In July 2017, the Company’s board of directors terminated the Company’s deferred compensation plans. Consequently, while participant compensation remains deferred at December 31, 2017, the plan is no longer active. In accordance with applicable regulations, distribution of the remaining assets and settlement of the deferred compensation obligation will be made to the participants no earlier than one year from the date the plans were terminated. The total value of the deferred compensation obligation for all participants at December 31, 2017 and December 31, 2016 was $4.1 million and $27.3 million, respectively, and is included in the accompanying consolidated balance sheets.

In conjunction with the termination of the Company’s former CEO, assets valued at $23.3 million were distributed from the trust accounts during 2017.

Within these accounts, the following individuals are the beneficiaries of the following number of PICO common shares and fair value:

	December 31, 2017	December 31, 2016
Former CEO		53,996
Mr. Webb, CEO	1,375	1,375
Number of shares held	1,375	55,371
Fair value of PICO stock held in deferred compensation accounts	$17,600	$839,000

The trustee for the accounts is U.S. Bank. The accounts are subject to the claims of outside creditors, and the cost of the shares of PICO common stock held in the accounts are reported as treasury stock in the consolidated financial statements.

Employment Agreements:

During 2016, the Company entered into employment agreements with Mr. Webb and Mr. Perri, effective as of January 1, 2017, that stipulated their annual salary and participation in the standard benefits package, subject to an annual cost of living adjustment that is subject to Compensation Committee approval, certain termination benefits, and participation in a revised bonus plan and an executive change in control bonus plan, as described below.

Executive Bonus Plan:

The bonus plan is effective from January 1, 2016 through December 31, 2020 and replaced and superseded the previous bonus plan maintained by the Company. Such arrangement awards an annual bonus only if 1) there is a net gain derived from a sale or other disposal of assets, as defined, and 2) cash proceeds from such transactions are distributed directly to the Company’s shareholders during the same year.

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

For the year ended December 31, 2017, a bonus pool of $88,000 was calculated based on the Company’s financial results for 2017. Such total will be allocated according to the specifics discussed above with 70% of the award distributed in cash during 2018 and 30% of the award issued in RSU that will vest immediately, but will not be stock settled for three years from the grant date.

Executive Change in Control Bonus Plan:

In connection with exploring strategic alternatives, the Compensation Committee approved a change in control bonus plan during 2017. In summary, if a change in control occurs during the term of the agreement and the participants are terminated without cause in connection with such change in control, then a pool of funds will be made available for the payment of bonuses under the plan. The change in control bonus plan terminates at December 31, 2018 if no transaction is consummated.

Under the plan, a change in control occurs when any person (as defined in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934) becomes the beneficial owner, directly or indirectly, of securities of the Company representing more than 50% of the total combined voting power of the Company’s then outstanding securities entitled to vote generally in the election of directors of the Company; provided, however, that a change in control transaction shall not be deemed to have occurred if such degree of beneficial ownership results from any acquisition directly from the Company, any acquisition by the Company or any acquisition by an entity owned directly or indirectly by the stockholders of the Company in substantially the same proportions as their ownership of the voting securities of the Company; or either the direct or indirect sale or exchange in a single or series of related transactions by the stockholders of the Company of securities of the Company representing more than 50% of the total combined voting power of the Company’s then outstanding securities entitled to vote generally in the election of directors of the Company or a merger or consolidation in which the Company is a party (collectively, a “Transaction”) in which the stockholders of the Company immediately before the Transaction do not retain immediately after the Transaction direct or indirect beneficial ownership of more than fifty percent (50%) of the total combined voting power of the outstanding securities entitled to vote generally in the election of directors of the Company.

The bonus is calculated as the sum of the total purchase price for the Company’s securities, less all cash and cash equivalents of the Company as of the closing date of the transaction, other than any cash remaining as of the closing date that is attributable to the sale or disposal of assets prior to the closing date but had not yet been distributed or committed to be distributed to shareholders and less all selling costs of the transaction. The sum of those three amounts is multiplied by 0.8% to calculate the bonus pool. Such bonus pool will be allocated two-thirds to Mr. Webb and one-third to Mr. Perri.

Termination of the Company’s CEO and Other Related Changes in Executive Management During 2016:

During 2016, the Company terminated its CEO. In connection with the termination, the Company’s board of directors appointed Mr. Webb as President and Chief Executive Officer and as a class III director of the Company and appointed Mr. Perri as Chief Financial Officer. Mr. Webb and Mr. Perri irrevocably and unconditionally waived their right to receive any bonus payment that would have otherwise been payable pursuant to the terms of the Company’s then existing executive bonus plan.

The Company’s former CEO received severance benefits as set forth in Section 4(b) of his Amended and Restated Employment Agreement with the Company, dated March 11, 2016 and filed with the SEC on March 14, 2016. Such benefits included certain severance and vacation differential payments totaling approximately $10.4 million, certain medical benefits that are on-going, and immediate vesting of the outstanding RSU and PBO previously granted. The Company’s former CEO was also entitled to the balance of his accrued vacation and personal days valued at $338,000.

Incentive Compensation

Certain officers of Vidler are eligible to receive an annual incentive award based on the combined net income, after certain adjustments, of Vidler. The compensation earned and accrued under this plan during the year ended December 31, 2017 was $414,000. There was no compensation earned during the years ended December 31, 2016 or 2015.

Sale of Oil and Gas Assets

In conjunction with exiting our residual oil and gas operations, during 2017, the Company sold the majority of the remaining oil and gas lease assets to the service agent the Company had contracted with to operate and manage such oil and gas operations. The Company received book value for the majority of the assets sold resulting in no significant gain or loss on the transaction. The Company expects to sell the legal business entities that were created to operate the oil and gas operations to its service agent. Consequently, at December 31, 2017, the Company had accrued $150,000 of disposal expense related to the final sale.

11.    DISCONTINUED OPERATIONS

The Company’s agribusiness and real estate segment qualified as held-for-sale at December 31, 2017 and has been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented.

During 2017, UCP entered into a merger agreement with Century whereby each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock representing 9% of Century’s common stock then outstanding. The transaction closed on August 4, 2017 and as a result the Company deconsolidated UCP as of the closing date. In October 2017, the Company sold its entire position of Century common stock for $59.2 million and recorded a realized loss of $842,000.

During 2015, the Company sold substantially all of the assets used in its agribusiness segment for a net selling price of $105.3 million. After repayment of $80.9 million of outstanding debt and $5.9 million in selling and other related costs of the sale, the Company received net proceeds of $18.4 million on the date of close. After resolution of certain operation escrow matters and all selling and related costs of the sale, the Company received final proceeds of $16.4 million.

The Company has guaranteed up to $8 million for any indemnification claims in excess of the $6 million escrow pursuant to the terms of a guaranty agreement with the buyer. The guaranty will remain in force until July 31, 2020. The guaranty has been recorded at estimated fair value that reflects the Company’s expectation that no significant amounts will be paid out under the guaranty. However, any amounts paid by the Company in excess of the estimate will result in additional loss on the sale.

The following table presents the details of the Company’s results from all discontinued operations included in the consolidated statement of operations and comprehensive income or loss (in thousands):

	2017	2016	2015
Revenue and other income:
Sale of real estate	$247,213	$354,368	$278,826
Sale of canola oil and meal			82,267
Other	506	866	173
Total revenue and other income	247,719	355,234	361,266

Cost of goods sold:
Cost of real estate sold	200,789	290,412	226,476
Cost of canola oil and meal sold			90,061
Total cost of goods sold	200,789	290,412	316,537

Impairment loss on intangible and long-lived assets	102	6,811	3,072
Interest			3,259
Selling expenses	13,784	19,774	21,596
General, administrative and other	29,631	29,554	41,111
Total expenses	244,306	346,551	385,575
Income (loss) from discontinued operations	3,413	8,683	(24,309)
Benefit (provision) for federal and state income taxes	(360)	5,216
Loss on sale of discontinued operations, net of tax	(8,698)	(1,775)	(18,729)
Net loss from discontinued operations, net of tax	(5,645)	12,124	(43,038)
Net loss from discontinued operations attributable to noncontrolling interests	(1,150)	(8,836)	(979)
Net loss from discontinued operations attributable to PICO Holdings, Inc.	$(6,795)	$3,288	$(44,017)

The following table presents the details of the Company’s discontinued assets and liabilities classified as held-for-sale in the consolidated balance sheet (in thousands):

December 31, 2016
Assets:
Cash and cash equivalents	$40,931
Real estate	373,207
Accounts receivable	5,628
Other assets	14,418
Real estate assets held-for-sale	$434,184
Agribusiness assets held-for-sale	6,505
Total assets held-for-sale	$440,689

Liabilities:
Debt	$160,994
Accounts payable and accrued expenses	34,025
Other	12,271
Real estate liabilities held-for-sale	$207,290
Agribusiness liabilities held-for-sale	276
Total liabilities held-for-sale	$207,566

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

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2017. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on the COSO criteria (2013).

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
La Jolla, California

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2017 of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

San Diego, California
March 1, 2018

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2018 annual meeting of shareholders (the “2018 proxy statement”), to be filed on or before April 30, 2018 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in the 2018 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2018 proxy statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation and Related Information” in the 2018 proxy statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2018 proxy statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Persons Transactions” and “Compensation Committee, Interlocks and Insider Participation” in the 2018 proxy statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in the 2018 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS

1.	Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement dated July 13, 2015, by and between PICO Northstar Hallock, LLC and CHS Hallock, LLC. (1)
3.1	Certificate of Incorporation of PICO Holdings, Inc. (2)
3.2	Bylaws of PICO Holdings, Inc. (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (3)
4.1	Section 382 Rights AGreement, dated as of July 24, 2017, by and between PICO Holdings, Inc. and Computershare Trust Company N.A. (3)
4.2	PICO Holdings, Inc. Stock Certificate. (4)
10.1	Guaranty, dated July 31, 2015, between PICO Holdings, Inc. and CHS Hallock, LLC. (6)
10.2	Restrictive Covenant Agreement, dated July 31, 2015, between CHS Hallock, LLC and PICO Holdings, Inc. (6)
10.1†
PICO Holdings, Inc. 2014 Equity Incentive Plan, Stock Option Grant Notice, Stock Option Award Agreement, Stock Option Notice of Exercise, Restricted Stock Unit Grant Notice, Restricted Stock Unit Award Agreement, and Restricted Stock Deferral Election Form. (7)

10.2†
Trust for PICO Deferred Holdings, LLC Executive Deferred Compensation dated November 25, 2008 between PICO Deferred Holdings, LLC and U.S. Bank (as successor to Union Bank of California, N.A.) relating to a Deferred Compensation Plan originally established in December 7, 2004. (8)

10.3†	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada dated October 16, 2007. (10)
10.4†	Employment Agreement, dated December 14, 2016, by and between PICO Holdings, Inc. and Maxim C.W. Webb. (9)
10.5†	Employment Agreement, dated December 14, 2016, by and between PICO Holdings, Inc. and John T. Perri. (9)
10.6†	PICO Holdings, Inc. Executive Bonus Plan. (9)
10.7†	PICO Holdings, Inc. Executive Change in Control Bonus Plan. (5)
10.8†	PICO Holdings, Inc. Amended and Restated Nonemployee Director Compensation Policy
10.9	Form of Indemnity Agreement with directors and executive officers of PICO Holdings, Inc. and each of its subsidiaries. (4)
10.10†	Directorship Letter Agreement with Eric Speron dated December 18, 2015. (11)
10.11	Agreement dated January 27, 2017, by and among PICO Holdings, Inc., Bandera Partners LLC, Bandera Master Fund L.P., Gregory Bylinsky and Jefferson Gramm. (12)
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to Form 8-K filed with the SEC on July 17, 2015.
(2)	Incorporated by reference to Form 8-K filed with the SEC on June 1, 2017.
(3)	Incorporated by reference to Form 8-A filed with the SEC on July 24, 2017.
(4)	Incorporated by reference to Form 10-Q filed with the SEC on August 9, 2017.
(5)	Incorporate by reference to Form 8-K filed with the SEC on October 2, 2017.
(6)	Incorporated by reference to Form 8-K filed with the SEC on August 6, 2015.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014.
(8)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 1, 2010.
(9)	Incorporated by reference to Form 8-K filed with the SEC on December 15, 2016.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(11)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2015.
(12)	Incorporated by reference to Form 8-K filed with the SEC on January 30, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 1, 2018	PICO Holdings, Inc. By: /s/ Maxim C. W. Webb Maxim C. W. Webb Chief Executive Officer President and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 1, 2018 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Maxim C. W. Webb	Chief Executive Officer, President and Chairman of the Board
Maxim C. W. Webb	(Principal Executive Officer)

/s/ John T. Perri	Chief Financial Officer and Secretary
John T. Perri	(Principal Financial Officer)

/s/ Daniel B. Silvers	Lead Independent Director
Daniel B. Silvers

/s/ Eric H. Speron	Director
Eric H. Speron

/s/ Gregory E. Bylinsky	Director
Gregory E. Bylinsky