Form 10-Q
period 2018-03-31
PICO HOLDINGS INC /NEW
filed 2018-05-03
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

On April 20, 2018, the registrant had 22,520,153 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Three Months Ended March 31, 2018

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	March 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$29,854	$37,128
Investments ($1,913 and $1,902 measured at fair value at March 31, 2018 and December 31, 2017, respectively)	3,225	3,214
Real estate and tangible water assets, net	44,496	44,675
Intangible assets	126,746	126,785
Other assets	2,576	2,600
Total assets	$206,897	$214,402

Liabilities and equity
Deferred compensation	$4,149	$4,112
Other liabilities	2,409	2,431
Accounts payable and accrued expenses	883	696
Total liabilities	7,441	7,239

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 22,818 issued and 22,711 outstanding at March 31, 2018, and 23,153 issued and 23,152 outstanding at December 31, 2017	23	23
Additional paid-in capital	375,736	379,388
Accumulated deficit	(175,069)	(172,767)
Accumulated other comprehensive income	—	544
Treasury stock, at cost (common shares: 107 and 1 at March 31, 2018 and December 31, 2017, respectively)	(1,234)	(25)
Total shareholders’ equity	199,456	207,163
Total liabilities and shareholders’ equity	$206,897	$214,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Revenues and other income:
Sale of real estate and water assets	$247	$25,097
Other income, net	97	1,096
Total revenues and other income	344	26,193

Cost of sales and expenses:
Cost of real estate and water assets sold	219	12,532
General, administrative, and other	2,966	4,090
Depreciation and amortization	22	98
Total cost of sales and expenses	3,207	16,720
Income (loss) from continuing operations before income taxes	(2,863)	9,473
Provision for federal and state income taxes		(180)
Income (loss) from continuing operations	(2,863)	9,293
Income from discontinued operations, net of tax		3,887
Loss on sale and impairment loss on classification of assets as held-for-sale, net of tax		(7,146)
Net loss from discontinued operations, net of tax	—	(3,259)
Net income (loss)	(2,863)	6,034
Net income attributable to noncontrolling interests		(1,391)
Net income (loss) attributable to PICO Holdings, Inc.	$(2,863)	$4,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended March 31,
	2018	2017
Other comprehensive loss:
Net income (loss)	$(2,863)	$6,034
Other comprehensive income (loss), net of tax:
Unrealized loss on securities, net of deferred income tax and reclassification adjustments	(544)	(590)
Foreign currency translation		16
Total other comprehensive loss, net of tax	(544)	(574)
Comprehensive income (loss)	(3,407)	5,460
Comprehensive income attributable to noncontrolling interests		(1,391)
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$(3,407)	$4,069

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$(0.12)	$0.40
Loss from discontinued operations		(0.20)
Net income (loss) per common share – basic and diluted	$(0.12)	$0.20
Weighted average shares outstanding	23,104	23,072

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2018
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2017	23,154	$23	$379,388	$(172,767)	$544	1	$(25)	$207,163
Stock-based compensation expense			124					124
Purchases of treasury stock						442	(4,985)	(4,985)
Retirement of treasury stock	(336)		(3,776)			(336)	3,776	—
Net loss				(2,863)				(2,863)
Reclassification of unrealized gain on investments to accumulated deficit				561	(544)			17
Ending balance, March 31, 2018	22,818	$23	$375,736	$(175,069)	$—	107	$(1,234)	$199,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2017
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, December 31, 2016	23,125	$23	$495,468	$(173,231)	$6,661	55	$(927)	$99,575	$427,569
Stock-based compensation expense			717					181	898
Exercise of restricted stock units	25								—
Withholding taxes paid on vested restricted stock units			(279)					(121)	(400)
Changes in ownership of noncontrolling interest			(411)					411	—
Acquisition of interests held by noncontrolling owners									—
Distribution of treasury stock to deferred compensation plan participants									—
Distribution to noncontrolling interest								(26)	(26)
Purchase of treasury stock						13	(184)		(184)
Retirement of treasury stock	(13)		(184)			(13)	184		—
Net income (loss)				4,643				1,391	6,034
Unrealized loss on investments, net of deferred income tax of $313 and reclassification adjustments of $740					(590)				(590)
Foreign currency translation					16				16
Ending balance, March 31, 2017	23,137	$23	$495,311	$(168,588)	$6,087	55	$(927)	$101,411	$433,317

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Cash provided by (used in) operating activities - continuing operations	$(2,272)	$23,155
Cash used in operating activities - discontinued operations		(4,131)
Net cash provided by (used in) operating activities	(2,272)	19,024

Investing activities:
Purchases of investments		(427)
Proceeds from sale of investments		2,474
Purchases of property, plant and equipment	(17)	(44)
Proceeds from sale of property, plant and equipment		258
Cash provided by (used in) investing activities - continuing operations	(17)	2,261
Cash provided by investing activities - discontinued operations		5,892
Net cash provided by (used in) investing activities	(17)	8,153

Financing activities:
Payment of withholding taxes on exercise of restricted stock units		(122)
Purchases of treasury stock	(4,985)	(184)
Cash used in financing activities - continuing operations	(4,985)	(306)
Cash used in financing activities - discontinued operations		(754)
Net cash used in financing activities	(4,985)	(1,060)

Increase (decrease) in cash and cash equivalents	(7,274)	26,117
Cash and cash equivalents, beginning of the period	37,128	60,980
Cash and cash equivalents, end of the period	29,854	87,097
Less cash and cash equivalents of discontinued operations at the end of the period	—	34,270
Cash and cash equivalents of continuing operations, end of the period	$29,854	$52,827

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units		$1,476

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC.

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

Recent Accounting Pronouncements:

In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in earnings. Effective January 1, 2018, the Company adopted the new guidance and recorded a cumulative effect adjustment to decrease opening retained deficit at January 1, 2018 by $561,000 as required for our equity investments recorded at fair value, formerly available-for-sale-securities.

In May of 2014, the FASB issued guidance regarding revenue from contracts with customers, which provides a consistent revenue accounting model across industries. The Company has reviewed this update and other guidance that was subsequently issued to further clarify the implementation guidance. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services and requires new disclosures about revenue. The Company adopted the guidance effective January 1, 2018 and did not have a material impact on the consolidated financial statements.

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	March 31, 2018	December 31, 2017
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at March 31, 2018 and December 31, 2017, respectively	$9,469	$9,469
Other real estate inventories	5,379	5,551
Tangible water assets	29,648	29,655
Total real estate and tangible water assets	$44,496	$44,675

3. Intangible Assets

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	March 31, 2018	December 31, 2017
Pipeline rights and water credits at Fish Springs Ranch	$83,897	$83,897
Pipeline rights and water rights at Carson-Lyon	25,569	25,569
Other	17,280	17,319
Total intangible assets	$126,746	$126,785

4. Investments

The value of marketable investments were as follows (in thousands):

March 31, 2018	Fair Value
Debt securities: corporate bonds	$654
Marketable equity securities	1,259
Total	$1,913

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$700	$6	$(22)	$684
Marketable equity securities	513	710	(5)	1,218
Total	$1,213	$716	$(27)	$1,902

Debt Securities

The Company owns certain corporate bonds which were purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At March 31, 2018 and December 31, 2017, there were no material unrealized losses on such securities. There were no impairment losses recorded on debt securities during the three months ended March 31, 2018 or 2017.

Marketable Equity Securities

At March 31, 2018, the Company reviewed its equity securities in an unrealized loss position and concluded that the securities in a loss position were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. No material impairment losses were recorded during the three months ended March 31, 2018 and 2017.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the three months ended March 31, 2018 or during the year ended December 31, 2017.

At March 31, 2018 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2018
Assets
Available-for-sale equity securities (1)	$981	$279		$1,260
Available-for-sale debt securities (1)	653			653
Total	$1,634	$279		$1,913

At December 31, 2017 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Assets
Available-for-sale equity securities (1)	$975	$244		$1,219
Available-for-sale debt securities (1)	683			683
Total	$1,658	$244		$1,902

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

There were no non-financial assets that were measured at fair-value, on a non-recurring basis for the three months ended March 31, 2018 or for the year ended December 31, 2017.

6. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $103,000 and $102,000 for the three months ended March 31, 2018 and 2017, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2018	$263
2019	356
2020	166
2021	—
2022	—
Thereafter	—
Total	$785

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

7. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

	March 31, 2018	December 31, 2017
Net unrealized gain on available-for-sale investments	$—	$544
Foreign currency translation	—	—
Accumulated other comprehensive income	$—	$544

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $145,000 at December 31, 2017.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended March 31,
	2018	2017
Beginning balance	$544	$6,661
Unrealized loss (gain) reclassified and recognized in net loss, net of tax (1)	17	(481)
Unrealized gain reclassified to accumulated deficit, net of tax	(561)	—
Foreign exchange reclassified and recognized in net loss, net of tax (1)	—	5
Total amount reclassified and recognized in net income or loss, net of tax	(544)	(476)
Unrealized gain on marketable securities, net of tax	—	(109)
Accumulated currency, net of tax	—	11
Net change in other comprehensive income, net of tax	(544)	(574)
Accumulated other comprehensive income	$—	$6,087

(1) Amounts reclassified from this category are included in other income, net in the condensed consolidated statement of operations and comprehensive income or loss.

8. Related-Party Transactions

Deferred Compensation

In July 2017, the Company’s board of directors elected to terminate the Company’s deferred compensation plans. Consequently, while participant compensation remains deferred at March 31, 2018, the plans are no longer active. In accordance with applicable regulations, distribution of the remaining assets and settlement of the deferred compensation obligation will be made to the participants in July 2018 which is no earlier than one year from the date the plans were terminated. The total value of the deferred compensation obligation for all participants was $4.1 million at both March 31, 2018 and December 31, 2017. These totals include a fair value of approximately $16,000 and $18,000 of the Company’s common stock, for each of the respective periods, with the remaining balance in various publicly traded equities, bonds, and cash.

9. Discontinued Operations and Assets and Liabilities Held-for-Sale

Real Estate:

On April 10, 2017, our then majority owned subsidiary, UCP, Inc. (“UCP”), entered into a merger agreement with Century Communities, Inc. (“Century”) whereby each outstanding share of UCP common stock was converted into $5.32 in cash and 0.2309 of a newly issued share of Century common stock representing 9% of Century’s common stock outstanding. The transaction closed on August 4, 2017 and as a result the Company deconsolidated UCP as of the closing date and recorded a loss of $8.7 million. In October 2017, the Company sold its entire position of Century common stock for $59.2 million and recorded a loss of $842,000 during the year ended December 31, 2017.

During the three months ended March 31, 2017, the Company recorded a $7.1 million loss on the sale of UCP based on the Company’s carrying value of UCP at March 31, 2017 and the value of the Century common stock as of the announcement date of the sale.

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

The following table presents the details of the Company’s results from discontinued operations included in the condensed consolidated statement of operations and comprehensive income or loss (in thousands):

Three Months Ended March 31,
2017
Revenue and other income from discontinued real estate operations:
Sales of real estate	$94,498
Other	448
Total revenue and other income	94,946

Cost of sales and expenses from discontinued real estate operations:
Cost of real estate sold	77,128
General, administrative, and other	8,215
Sales and marketing	5,149
Impairment loss on long-lived assets	102
Total cost of sales and expenses	90,594
Income (loss) before income taxes	4,352
Benefit (provision) for federal and state income taxes	(521)
Net income (loss) from discontinued real estate operations	3,831
Net loss from discontinued agribusiness operations, net of tax	56
Net income (loss) from discontinued operations, net of tax	3,887
Gain (loss) on sale of discontinued real estate operations, net of tax (1)	(7,148)
Income (loss) on sale of discontinued agribusiness operations, net of tax	2
Net income (loss) from discontinued operations, net of tax	(3,259)
Net (income) loss from discontinued operations attributable to noncontrolling interests	(1,391)
Net income (loss) from discontinued operations attributable to PICO Holdings, Inc.	$(4,650)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, in “Item 1A: Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

Business Strategy and Goals

PICO Holdings, Inc. is a holding company. In this Quarterly Report, PICO and its subsidiaries are collectively referred to as “PICO,” “the Company,” or by words such as “we” and “our.”

Our objective is to maximize long-term shareholder value. Currently, we believe the highest potential return to shareholders is from a return of capital. As we monetize assets, rather than reinvest the proceeds, we intend to return capital back to shareholders through a stock repurchase program or by other means such as special dividends.

As of March 31, 2018, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico.

Results of Operations — Three Months Ended March 31, 2018 and 2017

Shareholders’ Equity (in thousands):

	March 31, 2018	December 31, 2017	Change
Shareholders’ equity	$199,456	$207,163	$(7,707)
Shareholders’ equity per share	$8.78	$8.95	$(0.17)

The decrease in our shareholders’ equity was primarily due to the repurchase of approximately 442,000 shares of our common stock for $5 million and a comprehensive loss of $3.4 million during the three months ended March 31, 2018.

Total Assets and Liabilities (in thousands):

	March 31, 2018	December 31, 2017	Change
Total assets	$206,897	$214,402	$(7,505)
Total liabilities	$7,441	$7,239	$202

Total assets decreased during the three months ended March 31, 2018 primarily due to cash used to fund expenses and to repurchase our common stock.

Results of Operations

	March 31, 2018	March 31, 2017	Change
Revenues
Sale of real estate and water assets	$247	$25,097	$(24,850)
Other income	97	1,096	(999)
Total revenue and other income	344	26,193	(25,849)

Costs
Cost of real estate and water assets sold	219	12,532	(12,313)

Expenses
Salaries and benefits (1)	1,370	2,353	(983)
Professional service expense	969	1,018	(49)
Office expense	157	183	(26)
Other expense	471	536	(65)
Depreciation and amortization	21	98	(77)
Total expenses	2,988	4,188	(1,200)
Income (loss) before income taxes	$(2,863)	$9,473	$(12,336)
(1) Salaries and benefits includes $136,000 and $399,000 of non-cash stock-based compensation and deferred compensation expense for the three months ended March 31, 2018 and 2017, respectively.

During the three months ended March 31, 2018 we recorded $219,000 in cost of real estate and water assets sold related to our sale of various real estate and water rights assets. General and administrative costs decreased $1.2 million for the quarter from March 31, 2017 to March 31, 2018 due primarily to decreases in executive compensation and headcount at the corporate office. Included in professional service expense for the three months ended March 31, 2018 is $570,000 for legal and consulting costs incurred in connection with our appeal process in New Mexico related to the award of 350 acre - feet of water rights. We anticipate incurring an additional $170,000 on the appeal and we expect to receive a judgment on the appeal in the fourth quarter of 2018.

We continued to record a full valuation allowance on our net deferred tax assets.

We report comprehensive income or loss as well as net income or loss from the condensed consolidated statements of operations and comprehensive income or loss. Comprehensive income measures changes in equity, and includes unrealized items which are not recorded in the condensed consolidated statements of operations.

Liquidity and Capital Resources — Three Months Ended March 31, 2018 and 2017

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at December 31, 2017, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed we could defer significant expenditures, obtain a line of credit, or complete a debt or equity offering. Any equity offerings may be dilutive to our shareholders and any debt offerings may include operating covenants that could restrict our business. We are currently not subject to any debt covenants which might limit our ability to obtain additional financing through debt or equity offerings. We classify the sale of and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows.

We expect to continue to repurchase shares of our common stock in the open market at opportunistic prices, up to our board approved amount of $50 million.

Consolidated Cash and Securities

Currently we have significant working capital reserves.

For the three months ended March 31, 2018, we exceeded our expected net cash burn rate by $809,000 primarily due to additional expenses incurred in conjunction with the legal process of our appeal related to the award of 350 acre - feet of water rights in New Mexico offset by higher than expected revenues. We anticipate incurring an additional $170,000 on the appeal and we expect to receive a judgment on the appeal in the fourth quarter of 2018.

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

Cash Flow

Cash Flows From Operating Activities

Our operations used $2.3 million of cash during the first three months of 2018. The principal operating cash inflow was $247,000 from the sale of various real estate and water rights assets. This was offset by $2.6 million of cash used for overhead and various project expenses.

We generated $25.2 million in cash from continuing operations during the first three months of 2017 primarily from the sale of 100,000 long term storage credits. We used $3.2 million of cash for overhead and various project expenses during the first three months of 2017. Our discontinued operations generated $96.4 million during the first three months of 2017 from the sale of residential real estate lots and used $92.4 million of cash in acquisition and development of real estate.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the three months ended March 31, 2018.

Our continuing operations generated $2.5 million in cash from the sale of various debt and equity securities during the three months ended March 31, 2017. We also received $6 million in cash when we received funds that had been held in escrow for general indemnification claims related to discontinued agribusiness operations.

Cash Flows From Financing Activities

We used $5 million in cash to repurchase shares of our common stock during the three months ended March 31, 2018.

There were no significant cash flows from financing activities in our continuing operations during the three months ended March 31, 2017. Our discontinued operations received $39.8 million of cash during the three months ended March 31, 2017 provided from draws on debt arrangements, which was used primarily to fund the acquisition and development of various real estate projects offset by payments of $39.4 million which was used to repay debt when certain real estate properties were sold.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements, other than those disclosed in this Form 10-Q, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of March 31, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$263	$522			$785
Other (1)	4,149				4,149
Total	$4,412	$522	$—	$—	$4,934
(1) Amount represents deferred compensation that will likely be paid to plan participants in July 2018.

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at March 31, 2018.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include certain assets whose fair value is subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have equity price risk as it relates to our marketable equity securities.

At March 31, 2018, we had $653,000 and $1.3 million of marketable debt and equity securities, respectively, and at December 31, 2017, we had $683,000 and $1.2 million of marketable debt and equity securities, respectively, which were subject to market risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At March 31, 2018 and March 31, 2017 the model did not calculate a material loss in fair value. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of approximately $252,000 and $3.7 million at March 31, 2018 and 2017, respectively, that would reduce our unrealized appreciation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2017. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC.

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

Specifically, high national, regional, or local unemployment may arrest or delay any significant growth of the residential and commercial real estate markets in which we operate, which could adversely affect the demand for our water assets. Any prolonged lack of demand for our water assets could have a significant adverse effect on our revenues, results of operations, cash flows, and the return on our investment from these assets.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At March 31, 2018, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 53,800 acre-feet of water stored in the Phoenix Active Management Area at March 31, 2018. We have not stored any water on behalf of any customers and as of March 31, 2018, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of March 31, 2018, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes, residential and commercial development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to primarily come from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

The water assets we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws and regulations concerning water rights in the states of Arizona, Nevada, Colorado and New Mexico and may be directly or indirectly affected by other federal, state and local laws and regulations related to water and land use. Our development and sale of water assets is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits and possible litigation. Additionally, the transfer of water resources from one use to another may affect the economic base or impact other issues of a community including development, and will, in some instances, be met with local opposition. Moreover, municipalities who will likely regulate the use of any water we might sell to them in order to manage growth could create additional requirements that we must satisfy to sell and convey water assets.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended March 31, 2018:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans of programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans of programs (in thousands) (1)
January 1 to January 31, 2018			47,450	$49,310
February 1 to February 28, 2018			47,450	$49,310
March 1 to March 31, 2018	442,428	$11.29	489,878	$44,316
Total	442,428

(1) The stock repurchase program was announced on March 2, 2017. Our Board of Directors authorized up to $50 million to be used under this program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of PICO Holdings, Inc. (1)
3.2	By laws of PICO Holdings, Inc. (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (2)
4.1	Section 382 Rights Agreement, dated as of July 24, 2017, by and between PICO Holdings, Inc. and Computershare Trust Company, N.A. (2)
4.2	PICO Holdings, Inc. Stock Certificate (3)
4.3	PICO Holdings, Inc. Amended and Restated Nonemployee Director Compensation Policy (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Current Report om Form 8-K filed with the SEC on July 17, 2015.
(1)	Incorporated by reference to the Current Report om Form 8-K filed with the SEC on June 1, 2017.
(2)	Incorporated by reference to the Current Report om Form 8-K filed with the SEC on July 24, 2017.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.
(4)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 2, 2018.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	May 3, 2018	By: /s/ John T. Perri
John T. Perri
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)