Form 10-Q
period 2018-06-30
PICO HOLDINGS INC /NEW
filed 2018-08-09
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number 033-36383

PICO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	94-2723335 (IRS Employer Identification No.)

3480 GS Richards Blvd, Suite 101, Carson City, NV 89703
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

On July 20, 2018, the registrant had 21,907,253 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Six Months Ended June 30, 2018

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	June 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$30,606	$37,128
Investments ($1,754 and $1,902 measured at fair value at June 30, 2018 and December 31, 2017, respectively)	3,066	3,214
Real estate and tangible water assets, net	44,311	44,675
Intangible assets	122,790	126,785
Other assets	2,322	2,600
Total assets	$203,095	$214,402

Liabilities and equity
Deferred compensation	$4,196	$4,112
Other liabilities	2,555	2,431
Accounts payable and accrued expenses	370	696
Total liabilities	7,121	7,239

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 22,022 issued and 22,020 outstanding at June 30, 2018, and 23,153 issued and 23,152 outstanding at December 31, 2017	22	23
Additional paid-in capital	366,744	379,388
Accumulated deficit	(170,767)	(172,767)
Accumulated other comprehensive income		544
Treasury stock, at cost (common shares: 1 at June 30, 2018 and December 31, 2017)	(25)	(25)
Total shareholders’ equity	195,974	207,163
Total liabilities and shareholders’ equity	$203,095	$214,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues and other income:
Sale of real estate and water assets	$10,480	$43	$10,727	$25,140
Other income, net	132	8,591	229	9,687
Total revenues and other income	10,612	8,634	10,956	34,827

Cost of sales and expenses:
Cost of real estate and water assets sold	4,141	17	4,360	12,549
General, administrative, and other	2,122	2,832	5,088	6,922
Depreciation and amortization	18	36	39	134
Total cost of sales and expenses	6,281	2,885	9,487	19,605
Income from continuing operations before income taxes	4,331	5,749	1,469	15,222
Provision for federal and state income taxes	(72)	(2,946)	(72)	(3,126)
Income from continuing operations	4,259	2,803	1,397	12,096
Income from discontinued operations, net of tax		4,434		8,322
Income (loss) on sale and impairment loss on classification of assets as held-for-sale, net of tax	43	(4,257)	43	(11,403)
Net income (loss) from discontinued operations, net of tax	43	177	43	(3,081)
Net income	4,302	2,980	1,440	9,015
Net income attributable to noncontrolling interests		(1,405)		(2,796)
Net income attributable to PICO Holdings, Inc.	$4,302	$1,575	$1,440	$6,219

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Other comprehensive loss:
Net income	$4,302	$2,980	$1,440	9,015
Other comprehensive income (loss), net of tax:
Unrealized loss on securities, net of deferred income tax and reclassification adjustments		(5,309)	(544)	(5,899)
Foreign currency translation		9		25
Total other comprehensive loss, net of tax	—	(5,300)	(544)	(5,874)
Comprehensive income (loss)	4,302	(2,320)	896	3,141
Comprehensive income attributable to noncontrolling interests		(1,405)		(2,796)
Comprehensive income (loss) attributable to PICO Holdings, Inc.	$4,302	$(3,725)	$896	$345

Net income per common share – basic and diluted:
Income from continuing operations	$0.19	$0.12	$0.06	$0.52
Loss from discontinued operations		(0.05)		(0.25)
Net income per common share – basic and diluted	$0.19	$0.07	$0.06	$0.27
Weighted average shares outstanding	22,358	23,126	22,729	23,099

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Six Months Ended June 30, 2018
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2017	23,154	$23	$379,388	$(172,767)	$544	1	$(25)	$207,163
Stock-based compensation expense			300					300
Exercise of restricted stock units	23							—
Purchases of treasury stock						1,155	(12,945)	(12,945)
Retirement of treasury stock	(1,155)	(1)	(12,944)			(1,155)	12,945	—
Net income				1,440				1,440
Reclassification of unrealized gain on investments to accumulated deficit				560	(544)			16
Ending balance, June 30, 2018	22,022	$22	$366,744	$(170,767)	$—	1	$(25)	$195,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Six Months Ended June 30, 2017
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, December 31, 2016	23,125	$23	$495,468	$(173,231)	$6,661	55	$(927)	$99,575	$427,569
Stock-based compensation expense			1,334					231	1,565
Exercise of restricted stock units	62								—
Withholding taxes paid on vested restricted stock units			(711)					(121)	(832)
Changes in ownership of noncontrolling interest			(465)					465	—
Acquisition of interests held by noncontrolling owners									—
Distribution of treasury stock to deferred compensation plan participants			(106)			(54)	902		796
Distribution to noncontrolling interest								(26)	(26)
Purchase of treasury stock						47	(690)		(690)
Retirement of treasury stock	(47)		(690)			(47)	690		—
Net income (loss)				6,219				2,796	9,015
Unrealized loss on investments, net of deferred income tax of $3,176 and reclassification adjustments of $9,179					(5,899)				(5,899)
Foreign currency translation					25				25
Ending balance, June 30, 2017	23,140	$23	$494,830	$(167,012)	$787	1	$(25)	$102,920	$431,523

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Cash provided by operating activities - continuing operations	$6,571	$3,084
Cash used in operating activities - discontinued operations	(313)	(5,396)
Net cash provided by (used in) operating activities	6,258	(2,312)

Investing activities:
Purchases of investments		(552)
Proceeds from sale of investments	103	7,330
Proceeds from maturity of investments	80
Purchases of property, plant and equipment	(18)	(5)
Proceeds from sale of property, plant and equipment		378
Cash provided by investing activities - continuing operations	165	7,151
Cash provided by investing activities - discontinued operations	—	5,890
Net cash provided by investing activities	165	13,041

Financing activities:
Payment of withholding taxes on exercise of restricted stock units		(556)
Purchases of treasury stock	(12,945)	(690)
Cash used in financing activities - continuing operations	(12,945)	(1,246)
Cash used in financing activities - discontinued operations		(3,232)
Net cash used in financing activities	(12,945)	(4,478)

Increase (decrease) in cash and cash equivalents	(6,522)	6,251
Cash and cash equivalents, beginning of the period	37,128	60,980
Cash and cash equivalents, end of the period	30,606	67,231
Less cash and cash equivalents of discontinued operations at the end of the period	—	30,510
Cash and cash equivalents of continuing operations, end of the period	$30,606	$36,721

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$263	$2,571

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

Recent Accounting Pronouncements:

In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in earnings. Effective January 1, 2018, the Company adopted the new guidance and recorded a cumulative effect adjustment to decrease opening retained deficit at January 1, 2018 by $560,000 as required for equity investments recorded at fair value, formerly available-for-sale-securities.

In May of 2014, the FASB issued guidance regarding revenue from contracts with customers, which provides a consistent revenue accounting model across industries. The Company has reviewed this update and other guidance that was subsequently issued to further clarify the implementation guidance. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services and requires new disclosures about revenue. The Company adopted the guidance effective January 1, 2018 which did not have a material impact on the consolidated financial statements.

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	June 30, 2018	December 31, 2017
Real estate and improvements held and used, net of accumulated depreciation of $12,003 each of June 30, 2018 and December 31, 2017.	$9,469	$9,469
Other real estate inventories	5,207	5,551
Tangible water assets	29,635	29,655
Total real estate and tangible water assets	$44,311	$44,675

3. Intangible Assets

The Company owns the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	June 30, 2018	December 31, 2017
Pipeline rights and water credits at Fish Springs Ranch	$83,893	$83,897
Pipeline rights and water rights at Carson-Lyon	21,618	25,569
Other	17,279	17,319
Total intangible assets	$122,790	$126,785

In June 2018, the Company sold 500 acre - feet of water rights in Lyon County, Nevada to a residential real estate developer for $10 million, or $20,000 per acre foot.

4. Investments

The value of marketable investments were as follows (in thousands):

June 30, 2018	Fair Value
Debt securities: corporate bonds	497
Marketable equity securities	1,257
Total	$1,754

December 31, 2017	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Carrying Value
Debt securities: corporate bonds	$700	$6	$(22)	$684
Marketable equity securities	513	710	(5)	1,218
Total	$1,213	$716	$(27)	$1,902

Debt Securities

The Company owns certain corporate bonds which were purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. At June 30, 2018 and December 31, 2017, there were no material unrealized losses on such securities. There were no impairment losses recorded on debt securities during the three or six months ended June 30, 2018 or 2017.

Marketable Equity Securities

At June 30, 2018, the Company reviewed its equity securities in an unrealized loss position and concluded that the securities in a loss position were not other-than-temporarily impaired as the declines were not of sufficient duration and severity, and publicly-available financial information, collectively, did not indicate impairment. The primary cause of the losses on those securities was normal market volatility. No material impairment losses were recorded during the three or six months ended June 30, 2018 and 2017.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the three or six months ended June 30, 2018 or during the year ended December 31, 2017.

At June 30, 2018 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2018
Assets
Available-for-sale equity securities (1)	$975	$282		$1,257
Available-for-sale debt securities (1)	497			497
Total	$1,472	$282		$1,754

At December 31, 2017 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Assets
Available-for-sale equity securities (1)	$975	$244		$1,219
Available-for-sale debt securities (1)	683			683
Total	$1,658	$244		$1,902

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

There were no non-financial assets that were measured at fair-value, on a non-recurring basis for the six months ended June 30, 2018 or for the year ended December 31, 2017.

6. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $89,000 and $103,000 for the three months ended June 30, 2018 and 2017, respectively, and $192,000 and $205,000 for the six months ended June 30, 2018 and 2017.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2018	$175
2019	356
2020	166
2021	—
2022	—
Thereafter	—
Total	$697

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

7. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

December 31, 2017
Net unrealized gain on available-for-sale investments	$544
Foreign currency translation	—
Accumulated other comprehensive income	$544

The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $145,000 at December 31, 2017.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance		$6,087	$544	$6,661
Unrealized (gain) or loss reclassified and recognized in net loss, net of tax (1)		(5,485)	16	(5,966)
Unrealized gain reclassified to accumulated deficit, net of tax			(560)
Foreign exchange reclassified and recognized in net loss, net of tax (1)		(2)		2
Total amount reclassified and recognized in net income or loss, net of tax	—	(5,487)	(544)	(5,964)
Unrealized gain on marketable securities, net of tax		175		67
Accumulated currency, net of tax		12		23
Net change in other comprehensive income, net of tax	—	(5,300)	(544)	(5,874)
Accumulated other comprehensive income	$—	$787	$—	$787

(1) Amounts reclassified from this category are included in other income, net in the condensed consolidated statement of operations and comprehensive income or loss.

8. Related-Party Transactions

Deferred Compensation

In July 2017, the Company’s board of directors elected to terminate the Company’s deferred compensation plans. Consequently, while participant compensation remained deferred at June 30, 2018, the plans are no longer active. In accordance with applicable regulations, distribution of the remaining assets and settlement of the deferred compensation obligation was made to the participants in July 2018. The total value of the deferred compensation obligation for all participants was $4.2 million at June 30, 2018 and $4.1 million at December 31, 2017.

In June 2018, the Company completed the sale of the legal entities used in the oil and gas business to its former service agent. There was no material gain or loss on the transaction.

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

During the six months ended June 30, 2017, the Company recorded a $11.4 million loss on the sale of UCP based on the Company’s carrying value of UCP at June 30, 2017 and the value of the Century common stock as of the announcement date of the sale.

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

The following table presents the details of the Company’s results from discontinued operations included in the condensed consolidated statement of operations and comprehensive income or loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue and other income from discontinued real estate operations:
Sales of real estate		$113,252		$207,751
Other		38		486
Total revenue and other income		113,290		208,237

Cost of sales and expenses from discontinued real estate operations:
Cost of real estate sold		91,440		168,568
General, administrative, and other		10,158		18,373
Sales and marketing		6,219		11,368
Impairment loss on long-lived assets				102
Total cost of sales and expenses		107,817		198,411
Income before income taxes		5,473		9,826
Provision for federal and state income taxes		(969)		(1,491)
Net income from discontinued real estate operations		4,504		8,335
Net loss from discontinued agribusiness operations, net of tax		(70)		(13)
Net income from discontinued operations, net of tax		4,434		8,322
Income (loss) on sale of discontinued real estate operations, net of tax	43	(4,257)	43	(11,405)
Income on sale of discontinued agribusiness operations, net of tax				2
Net income (loss) from discontinued operations, net of tax	43	177	43	(3,081)
Net income from discontinued operations attributable to noncontrolling interests		(1,405)		(2,796)
Net income (loss) from discontinued operations attributable to PICO Holdings, Inc.	$43	$(1,228)	$43	$(5,877)

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

As of June 30, 2018, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico.

Results of Operations — Three and Six Months Ended June 30, 2018 and 2017

Shareholders’ Equity (in thousands):

	June 30, 2018	December 31, 2017	Change
Shareholders’ equity	$195,974	$207,163	$(11,189)
Shareholders’ equity per share	$8.90	$8.95	$(0.05)

The decrease in our shareholders’ equity was primarily due to the repurchase of approximately 1.2 million shares of our common stock for $12.9 million during the six months ended June 30, 2018.

Total Assets and Liabilities (in thousands):

	June 30, 2018	December 31, 2017	Change
Total assets	$203,095	$214,402	$(11,307)
Total liabilities	$7,121	$7,239	$(118)

Total assets decreased during the six months ended June 30, 2018 primarily due to cash used to fund expenses and to repurchase our common stock, offset by cash received on the sale of 500 acre-feet of our water rights.

Results of Operations

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
Revenues
Sale of real estate and water assets	$10,480	$43	$10,437	$10,727	$25,140	$(14,413)
Other income	132	8,591	(8,459)	229	9,687	(9,458)
Total revenue and other income	10,612	8,634	1,978	10,956	34,827	(23,871)

Costs
Cost of real estate and water assets sold	4,141	17	4,124	4,360	12,549	(8,189)

Expenses
Salaries and benefits (1)	1,150	1,579	(429)	2,524	3,932	(1,408)
Professional service expense	347	744	(397)	1,312	1,762	(450)
Office expense	138	170	(32)	295	353	(58)
Other expense	487	339	148	958	875	83
Depreciation and amortization	18	36	(18)	38	134	(96)
Total expenses	2,140	2,868	(728)	5,127	7,056	(1,929)
Income before income taxes	$4,331	$5,749	$(1,418)	$1,469	$15,222	$(13,753)
(1) Salaries and benefits included non-cash stock-based compensation and deferred compensation expense of $223,000 and $652,000 for the three months ended June 30, 2018 and 2017, respectively, and $358,000 and $1.1 million for the six months ended June 30, 2018 and 2017, respectively.

We continue to report reductions in total expenses quarter over quarter and year over year primarily from reduced headcount and compensation and lower professional fees incurred. During the three months ended June 30, 2018 we recorded $4.1 million in cost of real estate and water assets sold related to our sale of various real estate and water rights assets. Included in professional service expense for the three and six months ended June 30, 2018 was $152,000 and $723,000, respectively, for legal and consulting costs incurred in connection with our appeal process in New Mexico related to the award of 350 acre - feet of water rights.

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

Liquidity and Capital Resources — Six Months Ended June 30, 2018 and 2017

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at June 30, 2018, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed we could defer significant expenditures, obtain a line of credit, or complete a debt or offerings of preferred or common equity. Any equity or convertible debt offerings may be dilutive to our shareholders and any debt offerings may include operating covenants that could restrict our business. We are currently not subject to any debt covenants which might limit our ability to obtain additional financing through debt or equity offerings. We classify the sale of and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows.

We expect to continue to repurchase shares of our common stock in the open market at opportunistic prices, up to our board approved amount of $50 million.

Consolidated Cash and Securities

Currently we have significant working capital reserves.

Given our June 30, 2018 cash balances we believe that we have sufficient resources to cover our cash needs for at least the next 12 months. In the long-term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, obtain a line of credit, or complete a debt or equity offering. Any additional equity offerings may be dilutive to our stockholders and any additional debt offerings may include operating covenants that could restrict our business.

Cash Flows

Cash Flows From Operating Activities

Our operations generated $6.6 million of cash during the first six months of 2018. The principal operating cash inflow was $10.7 million from the sale of various real estate and water rights assets. This was offset by $4.1 million of cash used for overhead and various project expenses.

We generated $3.1 million in cash from continuing operations during the first six months of 2017 primarily from the $25.2 million sale of 100,000 long term storage credits. We used $5.7 million of cash for overhead and various project expenses and $18.1 million for payment of severance benefits and deferred compensation payouts related to the termination of our former CEO. Our discontinued operations generated $206.4 million during the first six months of 2017 from the sale of residential real estate lots and used $186.2 million of cash in acquisition and development of real estate.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the six months ended June 30, 2018.

We generated $7.3 million in cash from the sale of various debt and equity securities during the six months ended June 30, 2017. We also received $6 million in cash when we received funds that had been held in escrow for general indemnification claims related to our discontinued agribusiness operations.

Cash Flows From Financing Activities

We used $12.9 million in cash to repurchase shares of our common stock during the six months ended June 30, 2018.

There were no significant cash flows from financing activities in our continuing operations during the six months ended June 30, 2017. Our discontinued operations received $84.1 million of cash during the six months ended June 30, 2017 provided from draws on debt arrangements, which was used primarily to fund the acquisition and development of various real estate projects offset by payments of $85.8 million which was used to repay debt when certain real estate properties were sold.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements, other than those disclosed in this Form 10-Q, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Aggregate Contractual Obligations:

The following table provides a summary of our contractual cash obligations and other commitments and contingencies as of June 30, 2018 (in thousands):

	Payments Due by Period
Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$175	$522			$697
Other (1)	4,196				4,196
Total	$4,371	$522	$—	$—	$4,893
(1) Amount represents deferred compensation that was paid to plan participants in July 2018.

We had no liabilities or potential interest for unrecognized tax benefits associated with uncertain tax positions at June 30, 2018.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Our balance sheets include certain assets whose fair value is subject to market risk. Market risk is the risk of loss arising from adverse changes in market interest rates or prices. We currently have equity price risk as it relates to our marketable equity securities.

At June 30, 2018, we had $497,000 and $1.3 million of marketable debt and equity securities, respectively, and at December 31, 2017, we had $683,000 and $1.2 million of marketable debt and equity securities, respectively, which were subject to market risk.

We use two models to report the sensitivity of our assets and liabilities subject to the above risks. For debt securities, we use duration modeling to calculate changes in fair value. The model calculates the price of a fixed maturity assuming a theoretical 100 basis point, or a 1% increase in interest rates and compares that to the current price of the security. At June 30, 2018 and June 30, 2017 the model did not calculate a material loss in fair value. For our marketable equity securities, we use a hypothetical 20% decrease in fair value to analyze the sensitivity. The hypothetical 20% decrease in fair value of our marketable equity securities would produce a loss in fair value of approximately $251,000 and $491,000 at June 30, 2018 and 2017, respectively, that would reduce our unrealized appreciation in shareholders’ equity.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At June 30, 2018, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 53,700 acre-feet of water stored in the Phoenix Active Management Area at June 30, 2018. We have not stored any water on behalf of any customers and as of June 30, 2018, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of June 30, 2018, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes, residential and commercial development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to primarily come from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

We are undergoing a management transition, and we may not be able to retain key management personnel we need to succeed, which could adversely affect our ability to successfully operate our businesses.

We are undergoing a management transition, having recently appointed Ms. Dorothy Timian-Palmer as our President and Chief Executive Officer and Mr. Maxim C.W. Webb as our Executive Chairman, and we have started the process of transitioning to a new finance staff in Carson City, Nevada. Such a management transition subjects us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, and the need for transfer of historical knowledge.

Furthermore, to run our day-to-day operations and to successfully manage our businesses we must, among other things, continue to retain key management. We rely on the services of a small team of key executive officers. If they depart, it could have a significant adverse effect upon our business. Also, increased competition for skilled management and staff employees in our businesses could cause us to experience significant increases in operating costs and reduced profitability.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended June 30, 2018:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans of programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans of programs (in thousands) (1)
April 1 to April 30, 2018	189,446	$11.32	679,324	$42,172
May 1 to May 31, 2018	311,099	$11.33	990,423	$38,647
June 1 to June 30, 2018	211,815	$10.90	1,202,238	$36,338
Total	712,360

(1) The stock repurchase program was announced on March 2, 2017. Our Board of Directors authorized up to $50 million to be used under this program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of PICO Holdings, Inc. (1)
3.2	By laws of PICO Holdings, Inc. (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (2)
4.1	Section 382 Rights Agreement, dated as of July 24, 2017, by and between PICO Holdings, Inc. and Computershare Trust Company, N.A. (2)
4.2	PICO Holdings, Inc. Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2017.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 24, 2017.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	August 8, 2018	By: /s/ John T. Perri
John T. Perri
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)