Form 10-Q
period 2018-09-30
PICO HOLDINGS INC /NEW
filed 2018-11-06
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(775) 885-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On October 19, 2018, the registrant had 21,277,784 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Nine Months Ended September 30, 2018

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	September 30, 2018	December 31, 2017
Assets
Cash and cash equivalents	$20,829	$37,128
Investments ($1,902 measured at fair value at December 31, 2017)	—	3,214
Real estate and tangible water assets, net	44,304	44,675
Intangible assets	122,798	126,785
Other assets	1,181	2,600
Total assets	$189,112	$214,402

Liabilities and equity
Deferred compensation	$—	$4,112
Other liabilities	4,392	2,431
Accounts payable and accrued expenses	218	696
Total liabilities	4,610	7,239

Commitments and contingencies	—	—

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued	—	—
Common stock, $0.001 par value; authorized 100,000 shares, 21,685 issued and 21,461 outstanding at September 30, 2018, and 23,153 issued and 23,152 outstanding at December 31, 2017	22	23
Additional paid-in capital	362,651	379,388
Accumulated deficit	(175,436)	(172,767)
Accumulated other comprehensive income	—	544
Treasury stock, at cost (common shares: 223 at September 30, 2018 and 1 at December 31, 2017)	(2,735)	(25)
Total shareholders’ equity	184,502	207,163
Total liabilities and shareholders’ equity	$189,112	$214,402

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues and other income:
Sale of real estate and water assets	$230	$136	$10,957	$25,276
Impairment loss on investment in unconsolidated affiliate	(1,312)	—	(1,312)	—
Other income, net	388	69	617	9,756
Total revenues (loss) and other income	(694)	205	10,262	35,032

Cost of sales and expenses:
Cost of real estate and water assets sold	98	55	4,458	12,604
General, administrative, and other	3,859	2,943	8,947	9,865
Depreciation and amortization	18	24	57	159
Total cost of sales and expenses	3,975	3,022	13,462	22,628
Income (loss) from continuing operations before income taxes	(4,669)	(2,817)	(3,200)	12,404
Provision for federal and state income taxes	—	(292)	(72)	(3,419)
Income (loss) from continuing operations	(4,669)	(3,109)	(3,272)	8,985
Income (loss) from discontinued operations, net of tax	—	(5,269)	—	3,053
Income (loss) on sale and impairment loss on classification of assets as held-for-sale, net of tax	—	2,094	43	(9,309)
Net income (loss) from discontinued operations, net of tax	—	(3,175)	43	(6,256)
Net income (loss)	(4,669)	(6,284)	(3,229)	2,729
Net (income) loss attributable to noncontrolling interests	—	1,645	—	(1,150)
Net loss attributable to PICO Holdings, Inc.	$(4,669)	$(4,639)	$(3,229)	$1,579

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited, Continued (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Other comprehensive loss:
Net income (loss)	$(4,669)	$(6,284)	$(3,229)	2,729
Other comprehensive income (loss), net of tax:
Unrealized loss on securities, net of deferred income tax and reclassification adjustments	—	(387)	(544)	(6,286)
Foreign currency translation	—	6	—	32
Total other comprehensive loss, net of tax	—	(381)	(544)	(6,254)
Comprehensive loss	(4,669)	(6,665)	(3,773)	(3,525)
Comprehensive (income) loss attributable to noncontrolling interests	—	1,645	—	(1,150)
Comprehensive loss attributable to PICO Holdings, Inc.	$(4,669)	$(5,020)	$(3,773)	$(4,675)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$(0.21)	$(0.13)	$(0.15)	$0.39
Loss from discontinued operations	—	(0.07)	—	(0.32)
Net income (loss) per common share – basic and diluted	$(0.21)	$(0.20)	$(0.15)	$0.07
Weighted average shares outstanding	21,754	23,138	22,400	23,112

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Nine Months Ended September 30, 2018
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2017	23,154	$23	$379,388	$(172,767)	$544	1	$(25)	$207,163
Stock-based compensation expense			380					380
Exercise of restricted stock units	23							—
Purchases of treasury stock						1,716	(19,853)	(19,853)
Retirement of treasury stock	(1,492)	(1)	(17,117)			(1,492)	17,117	(1)
Distribution of treasury stock to deferred compensation plan participant						(2)	26	26
Net income				(3,229)				(3,229)
Reclassification of unrealized gain on investments to accumulated deficit				560	(544)			16
Ending balance, September 30, 2018	21,685	$22	$362,651	$(175,436)	$—	223	$(2,735)	$184,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Nine Months Ended September 30, 2017
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Noncontrolling Interest	Total
Beginning balance, December 31, 2016	23,125	$23	$495,468	$(173,231)	$6,661	55	$(927)	$99,575	$427,569
Stock-based compensation expense			1,723					299	2,022
Exercise of restricted stock units	71								—
Withholding taxes paid on vested restricted stock units			(723)					(121)	(844)
Changes in ownership of noncontrolling interest			(465)					465	—
Acquisition of interests held by noncontrolling owners									—
Distribution of treasury stock to deferred compensation plan participants			(106)			(54)	902		796
Distribution to noncontrolling interest								(26)	(26)
Purchase of treasury stock						47	(690)		(690)
Retirement of treasury stock	(47)		(690)			(47)	690		—
Deconsolidation of noncontrolling interest in conjunction with sale of consolidated subsidiary								(101,342)	(101,342)
Net income (loss)				1,579				1,150	2,729
Unrealized loss on investments, net of deferred income tax of $3,385 and reclassification adjustments of $9,781					(6,286)				(6,286)
Foreign currency translation					32				32
Ending balance, September 30, 2017	23,149	$23	$495,207	$(171,652)	$407	1	$(25)	$—	$323,960

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Cash provided by operating activities - continuing operations	$3,805	$1,094
Cash used in operating activities - discontinued operations	(313)	(9,728)
Net cash provided by (used in) operating activities	3,492	(8,634)

Investing activities:
Purchases of investments	—	(140,464)
Proceeds from sale of investments	—	8,598
Proceeds from maturity of investments	80	69,963
Purchases of property, plant and equipment	(18)	(5)
Proceeds from sale of property, plant and equipment	—	283
Cash provided by investing activities - continuing operations	62	(61,625)
Cash provided by investing activities - discontinued operations	—	47,172
Net cash provided by (used in) investing activities	62	(14,453)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	—	(565)
Purchases of treasury stock	(19,853)	(690)
Cash used in financing activities - continuing operations	(19,853)	(1,255)
Cash used in financing activities - discontinued operations	—	(11,638)
Net cash used in financing activities	(19,853)	(12,893)

Decrease in cash and cash equivalents	(16,299)	(35,980)
Cash and cash equivalents, beginning of the period	37,128	60,980
Cash and cash equivalents, end of the period	20,829	25,000

Supplemental cash flow information:
Payments of federal and state income taxes	$73	$968
Non-cash investing and financing activities:
Fair value of common stock of Century received in the sale of UCP, Inc.	$—	$60,043
Non-cash distribution of debt and equity securities to deferred compensation plan participant	$1,866	$15,709
Issuance of common stock for vested restricted stock units	$263	$2,571

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

Smaller Reporting Company

The Company qualifies as a Smaller Reporting Company under the SEC’s definition and therefore certain disclosures that are no longer required have been removed in accordance with the SEC’s disclosure requirements for smaller reporting companies.

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

Recent Accounting Pronouncements:

In February 2016, Financial Accounting Standards Board (“FASB”) issued guidance which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. While the Company continues to assess all potential impacts of the guidance on existing leases and contracts, it currently believes the most significant impact relates to its accounting for office operating leases. The Company anticipates that the adoption of ASU 2016-02 will have an immaterial impact on the Company’s condensed consolidated financial statements.

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

In May 2014, the FASB issued guidance regarding revenue from contracts with customers, which provides a consistent revenue accounting model across industries. The Company has reviewed this update and other guidance that was subsequently issued to further clarify the implementation guidance. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services and requires new disclosures about revenue. The Company adopted the guidance effective January 1, 2018 which did not have a material impact on its consolidated financial statements.

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	September 30, 2018	December 31, 2017
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of September 30, 2018 and December 31, 2017.	$9,469	$9,469
Other real estate inventories	5,206	5,551
Tangible water assets	29,629	29,655
Total real estate and tangible water assets	$44,304	$44,675

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	September 30, 2018	December 31, 2017
Pipeline rights and water credits at Fish Springs Ranch	$83,884	$83,897
Pipeline rights and water rights at Carson-Lyon	21,642	25,569
Other	17,272	17,319
Total intangible assets	$122,798	$126,785

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

Debt Securities

At December 31, 2017, there were no material unrealized losses on any debt security. There were no impairment losses recorded on debt securities during the three or nine months ended September 30, 2018 or 2017.

Marketable Equity Securities

No material impairment losses were recorded on any marketable equity securities during the three or nine months ended September 30, 2018 and 2017.

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

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s policy is to recognize transfers between levels at the end of the reporting period. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy. There were no significant transfers between Level 1 and Level 2 during the three or nine months ended September 30, 2018 or during the year ended December 31, 2017.

At December 31, 2017 (in thousands):

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2017
Assets
Available-for-sale equity securities (1)	$975	$244	$—	$1,219
Available-for-sale debt securities (1)	683	$—	$—	683
Total	$1,658	$244	$—	$1,902

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

The Company’s non-financial assets that were measured at fair value, on a non-recurring basis, by level within the fair value hierarchy for the nine months ended September 30, 2018 (in thousands) are as follows:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Investments in unconsolidated affiliates (1)			$—	$1,312

(1) The Company recorded an impairment loss of $1.3 million to write down the value of its investment in an unconsolidated affiliate to fair value which was zero. The fair value approach relied primarily on Level 3 unobservable inputs including potential offers to purchase the entity. The inputs were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable.

There were no non-financial assets that were measured at fair-value, on a non-recurring basis for the nine months ended September 30, 2018 or for the year ended December 31, 2017.

6. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $88,000 and $70,000 for the three months ended September 30, 2018 and 2017, respectively, and $280,000 and $275,000 for the nine months ended September 30, 2018 and 2017, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2018	$88
2019	356
2020	166
2021	—
2022	—
Thereafter	—
Total	$610

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

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2018	2017
Beginning balance	$788	$544	$6,661
Unrealized (gain) or loss reclassified and recognized in net loss, net of tax (1)	(392)	16	(6,357)
Unrealized gain reclassified to accumulated deficit, net of tax	—	(560)	—
Foreign exchange reclassified and recognized in net loss, net of tax (1)	(1)	—	1
Total amount reclassified and recognized in net income or loss, net of tax	(393)	(544)	(6,356)
Unrealized gain on marketable securities, net of tax	5	—	72
Accumulated currency, net of tax	7	—	30
Net change in other comprehensive income, net of tax	(381)	(544)	(6,254)
Accumulated other comprehensive income	$407	$—	$407

(1) Amounts reclassified from this category are included in other income, net in the condensed consolidated statement of operations and comprehensive income or loss.

8. Related-Party Transactions

Deferred Compensation

In July 2017, the Company’s board of directors elected to terminate the Company’s deferred compensation plans. In accordance with applicable regulations, distribution of the assets and settlement of the deferred compensation obligation was made to the participants in July 2018.

In June 2018, the Company completed the sale of the legal entities used in the oil and gas business to its former service agent. There was no material gain or loss on the transaction.

In connection with the execution of a transition agreement with the Company’s current Chief Financial Officer, $748,000 of severance benefits were accrued during the three months ended September 30, 2018.

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

During the nine months ended September 30, 2017, the Company recorded a $11.4 million loss on the sale of UCP based on the Company’s carrying value of UCP at September 30, 2017 and the value of the Century common stock as of the announcement date of the sale.

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

The following table presents the details of the Company’s results from discontinued operations included in the condensed consolidated statement of operations and comprehensive income or loss (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2018	2017
Revenue and other income from discontinued real estate operations:
Sales of real estate	$39,462	$—	$247,213
Other	20	—	506
Total revenue and other income	39,482	—	247,719

Cost of sales and expenses from discontinued real estate operations:
Cost of real estate sold	32,221	—	200,789
General, administrative, and other	11,245	—	29,618
Sales and marketing	2,415	—	13,784
Impairment loss on long-lived assets	—	—	102
Total cost of sales and expenses	45,881	—	244,293
Income before income taxes	(6,399)	—	3,426
Provision for federal and state income taxes	1,130	—	(360)
Net income from discontinued real estate operations	(5,269)	—	3,066
Net loss from discontinued agribusiness operations, net of tax	—	—	(13)
Net income from discontinued operations, net of tax	(5,269)	—	3,053
Income (loss) on sale of discontinued real estate operations, net of tax	2,094	43	(9,311)
Income on sale of discontinued agribusiness operations, net of tax	—	—	2
Net income (loss) from discontinued operations, net of tax	(3,175)	43	(6,256)
Net (income) loss from discontinued operations attributable to noncontrolling interests	1,645	—	(1,150)
Net income (loss) from discontinued operations attributable to PICO Holdings, Inc.	$(1,530)	$43	$(7,406)

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

As of September 30, 2018, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico.

Results of Operations — Three and Nine Months Ended September 30, 2018 and 2017

Shareholders’ Equity (in thousands):

	September 30, 2018	December 31, 2017	Change
Shareholders’ equity	$184,502	$207,163	$(22,661)
Shareholders’ equity per share	$8.60	$8.95	$(0.35)

The decrease in our shareholders’ equity was primarily due to the repurchase of approximately 1.7 million shares of our common stock for $19.9 million during the nine months ended September 30, 2018.

Total Assets and Liabilities (in thousands):

	September 30, 2018	December 31, 2017	Change
Total assets	$189,112	$214,402	$(25,290)
Total liabilities	$4,610	$7,239	$(2,629)

Total assets decreased during the nine months ended September 30, 2018 primarily due to cash used to fund expenses and to repurchase our common stock, offset by cash received on the sale of 500 acre-feet of our water rights.

Results of Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues
Sale of real estate and water assets	$230	$136	$94	$10,957	$25,276	$(14,319)
Impairment on investments	(1,312)	—	(1,312)	(1,312)	—	(1,312)
Other income	388	69	319	617	9,756	(9,139)
Total revenue (loss) and other income	(694)	205	(899)	10,262	35,032	(24,770)

Costs
Cost of real estate and water assets sold	98	55	43	4,458	12,604	(8,146)

Expenses
Salaries and benefits (1)	1,965	2,782	(817)	4,489	6,714	(2,225)
Professional service expense	285	778	(493)	1,598	2,540	(942)
Office expense	136	127	9	430	480	(50)
Other expense	1,473	(744)	2,217	2,430	132	2,298
Depreciation and amortization	18	24	(6)	57	158	(101)
Total expenses	3,877	2,967	910	9,004	10,024	(1,020)
Income (loss) before income taxes	$(4,669)	$(2,817)	$(1,852)	$(3,200)	$12,404	$(15,604)
(1) Salaries and benefits included non-cash stock-based compensation and deferred compensation expense of $80,000 and $1.3 million for the three months ended September 30, 2018 and 2017, respectively, and $438,000 and $2.4 million for the nine months ended September 30, 2018 and 2017, respectively.

We continue to report year over year reductions in total expenses primarily from reduced headcount and compensation and lower professional fees incurred. During the three months ended September 30, 2018, we recorded an expense of $748,000 for severance benefits we expect to pay to our current Chief Financial Officer upon his departure in 2019 and an additional $212,000 in other expenses related to the transition of our business functions from our office in La Jolla, CA to our office in Carson City, NV. In total, we expect to incur approximately $1.6 million in severance and transition costs over the next six to 12 months.

Included in professional service expense for the three and nine months ended September 30, 2018 was $18,000 and $741,000, respectively, for legal and consulting costs incurred in connection with our appeal process in New Mexico related to the award of 350 acre - feet of water rights.

During the three months ended September 30, 2018, we recorded an impairment charge of $1.3 million to write down the value our investment in an unconsolidated affiliate to zero. Additionally, we wrote off $1.0 million in notes and interest receivable from the same unconsolidated affiliate, which is recorded within other expense above.

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

Liquidity and Capital Resources — Nine Months Ended September 30, 2018 and 2017

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at September 30, 2018, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed we could defer significant expenditures, obtain a line of credit, or complete a debt or offerings of preferred or common equity. Any equity or convertible debt offerings may be dilutive to our shareholders and any debt offerings may include operating covenants that could restrict our business. We are currently not subject to any debt covenants which might limit our ability to obtain additional financing through debt or equity offerings. We classify the sale of and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows.

We expect to continue to repurchase shares of our common stock in the open market at opportunistic prices, up to our board approved amount of $50 million.

Consolidated Cash and Securities

Currently we have significant working capital reserves.

Given our September 30, 2018 cash balances we believe that we have sufficient resources to cover our cash needs for at least the next 12 months. In the long-term, we estimate that existing cash resources and cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, obtain a line of credit, or complete a debt or equity offering. Any additional equity offerings may be dilutive to our stockholders and any additional debt offerings may include operating covenants that could restrict our business.

Cash Flows

Cash Flows From Operating Activities

Our operations generated $3.8 million of cash during the first nine months of 2018. The principal operating cash inflow was $11.6 million from the sale of various real estate and water rights assets. This was offset by $7.5 million of cash used for overhead and various project expenses.

We generated $1.1 million in cash from continuing operations during the first nine months of 2017 primarily from the $25 million sale of 100,000 long term storage credits. We used $8.9 million of cash for overhead and various project expenses and $18.1 million for the payment of severance benefits and deferred compensation payouts related to the termination of our former CEO. Our discontinued operations generated $246 million during the first nine months of 2017 from the sale of residential real estate lots and used $216.9 million of cash in acquisition and development of real estate and $37 million for overhead.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the nine months ended September 30, 2018.

Our continuing operations used $61.6 million of cash from investing activities during the nine months ended September 30, 2017, primarily related to the purchase of $139.9 million of U.S. Treasuries, which was offset by $70 million in maturities of U.S. Treasuries and approximately $8.6 million in cash from the sale of various other debt and equity investments. Our discontinued operations generated $47.2 million of net cash from investing activities during the nine months ended September 30, 2017, which was comprised of the $55.3 million received on the sale of UCP less UCP’s cash balance as of the date of the sale, and $6 million in cash received from the escrow for general indemnification claims related to our discontinued agribusiness operations.

Cash Flows From Financing Activities

We used $19.9 million in cash to repurchase shares of our common stock during the nine months ended September 30, 2018.

There were no significant cash flows from financing activities in our continuing operations during the nine months ended September 30, 2017. Our discontinued operations received $86.7 million of cash during the nine months ended September 30, 2017 provided from draws on debt arrangements, which was used primarily to fund the acquisition and development of various real estate projects, offset by payments of $96.5 million which were used to repay debt when certain real estate properties were sold.

Although we cannot accurately predict the effect of inflation on our operations, we do not believe that inflation has had a material impact on our net revenues or results of operations, or is likely to in the foreseeable future.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future revenue and profitability related to our water resource and water storage operations will primarily be dependent on our ability to develop and sell or lease our water assets. In light of the fact that our water resource and water storage operations represent almost the entirety of our overall business at present, our long-term profitability and the fair value of the assets related to our water resource and water storage operations could be affected by various factors, including the drought in the southwest, regulatory approvals and permits associated with such assets, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resource and water storage development projects. Moreover, our profitability and the fair value of the assets related to our water resource and water storage operations is significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic and technological factors as well as the relative strength of the residential, commercial, financial, and industrial real estate markets. Additionally, to the extent that we possess junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders. The factors described above are not within our control.

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

The homebuilding industry experienced a significant and sustained downturn in recent years, having been impacted by factors that include, but are not limited to, weak general economic and employment growth, limited access to capital, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, and tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets where a substantial amount of our water assets are located, including the states of Nevada, Arizona, Colorado, and New Mexico. The continuation of the recent improvement in residential and commercial real estate development process and activity is essential for our ability to generate revenue and operating income in our water resource and water storage business. We are unable to predict whether and to what extent this recovery will continue or its timing. Any future slow-down in real estate and homebuilding activity could adversely impact various development projects within the markets in which our water assets are located and this could materially affect the demand for and the fair value of these assets and our ability to monetize these assets. Declines and weak conditions in the U.S. housing market have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses in prior years and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have an impact on the national housing market and in the markets in which we operate, although the Nevada market may be less impacted due to the lack of a state income tax.

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

Both the demand for, and fair value of, our water assets are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located. The local economies where our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in southern Nevada, Colorado, and New Mexico, may be affected by factors such as the local level of employment, the availability and cost of financing for real estate development transactions, and affordability of housing. The unemployment rate in these states, as well as issues related to the credit markets, may prolong a slowdown of the local economies where our real estate and water assets are located. This could materially and adversely affect the demand for, and the fair value of, our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows and the return on our investment from these assets.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At September 30, 2018, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 53,700 acre-feet of water stored in the Phoenix Active Management Area at September 30, 2018. We have not stored any water on behalf of any customers and as of September 30, 2018, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of September 30, 2018, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $83.9 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes, residential and commercial development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to primarily come from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if our Company undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. Notwithstanding our adoption of a tax benefit preservation plan, which was ratified by our shareholders at our 2018 annual meeting, it is possible that we could experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2017, we had federal and state net operating loss carryforwards of approximately $185.5 million and $174.7 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

* We are undergoing a management transition, and we may not be able to retain key management personnel we need to succeed, which could adversely affect our ability to successfully operate our businesses.

We are undergoing a management transition, having recently appointed Ms. Dorothy Timian-Palmer as our President and Chief Executive Officer and Mr. Maxim C.W. Webb as our Executive Chairman, and we are transitioning to a new finance staff in Carson City, Nevada from our La Jolla, California office. Such a management and geographic transition subjects us to a number of risks, including risks pertaining to coordination of responsibilities and tasks, creation of new management systems and processes, and the need for transfer of historical knowledge.

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

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, shareholders or customers could be very costly and substantially disrupt our business. Additionally, from time to time we or our subsidiaries will have disputes with companies, governmental and tribal entities, special interest groups, or individuals which may result in litigation that could necessitate our management’s attention and require us to expend our resources. We may be unable to accurately assess our level of exposure to specific litigation and we cannot provide any assurance that we will always be able to resolve such disputes out of court or on terms favorable to us. We may be forced to resolve litigation in a manner not favorable to us, and such resolution could have a material adverse impact on our consolidated financial condition or results of operations.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended September 30, 2018:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans of programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans of programs (in thousands) (1)
July 1 to July 31, 2018	185,468	$12.42	1,387,706	$34,034
August 1 to August 31, 2018	177,190	$12.31	1,564,896	$31,853
September 1 to September 30, 2018	198,232	$12.28	1,763,128	$29,419
Total	560,890

(1) The stock repurchase program was announced on March 2, 2017. Our Board of Directors authorized up to $50 million to be used under this program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of PICO Holdings, Inc. (1)
3.2	By laws of PICO Holdings, Inc. (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (2)
4.1	Section 382 Rights Agreement, dated as of July 24, 2017, by and between PICO Holdings, Inc. and Computershare Trust Company, N.A. (2)
4.2	PICO Holdings, Inc. Stock Certificate (3)
10.1	Employment Agreement by and between PICO Holdings, Inc. and Dorothy Timian-Palmer, dated August 6, 2018. (4)
10.2	Amended and Restated Employment Agreement by and between PICO Holdings, Inc. and Maxim C.W. Webb, dated August 6, 2018. (4)
10.3	PICO Holdings, Inc. Amended and Restated Executive Bonus Plan. (4)
10.4	Transition Agreement by and between PICO Holdings, Inc. and John T. Perri dated August 6, 2018. (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2017.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 24, 2017.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.
(4)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on August 8, 2018.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	November 2, 2018	By: /s/ John T. Perri
John T. Perri
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)