Form 10-K
period 2018-12-31
PICO HOLDINGS INC /NEW
filed 2019-03-14
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 033-36383
PICO HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation)	94-2723335 (IRS Employer Identification No.)
3480 GS Richards Blvd, Suite 101 Carson City, Nevada 89703

(Address of Principal Executive Offices, including Zip Code)
Registrant’s Telephone Number, Including Area Code
(775) 885-5000
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Non-accelerated filer ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☒

At June 29, 2018, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 29, 2018) was $229.8 million, which excludes shares of common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s common stock outstanding at June 29, 2018. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.

On February 28, 2019, the registrant had 20,482,479 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Introduction

PICO Holdings, Inc. is a holding company that was incorporated in 1981. In this Annual Report on Form 10-K, PICO and its subsidiaries are collectively referred to as “PICO,” the “Company,” or by words such as “we,” “us,” and “our.” Our business is primarily operated through our wholly owned subsidiary, Vidler Water Company, Inc. (“Vidler”).

Our objective is to maximize long-term shareholder value. Currently, we believe the highest potential return to shareholders is from a return of capital. As we monetize assets, we intend to return capital back to shareholders through a stock repurchase program or by other means such as special dividends. We may, from time to time, reinvest a portion of proceeds from asset monetizations in further development of existing assets if we believe the returns on such reinvestment outweigh the benefits of a return of capital.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, are made available free of charge on our web site (www.picoholdings.com) as soon as reasonably practicable after the reports are electronically filed or furnished with the SEC. Our website also contains other material about our Company. Information on our website is not incorporated by reference into this Annual Report on Form 10-K. Our corporate office is located at 3480 GS Richards Blvd., Suite 101, Carson City, Nevada 89703, and our telephone number is (775) 885-5000.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Additional information regarding the performance of and recent developments in our operating segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are primarily focused on monetizing our existing water rights and storage credits that we own in Arizona, Colorado, Nevada and New Mexico. The long-term future demand for our existing water assets is driven by population and economic growth relative to currently available water supplies in the southwestern United States. We have developed sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, acquired unappropriated (previously unused) water, or discovered new water sources based on science and targeted exploration. We are not a water utility, and do not currently intend to enter into regulated utility activities.

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

Over the past eight years, the population growth of the states where we own water rights and storage credits has exceeded the national growth rate collectively and individually, with the exception of New Mexico. According to the Census Bureau’s estimate of state population changes for the period April 1, 2010 to July 1, 2018, Nevada’s growth rate was 12.4%, Arizona was 12.2%, Colorado was 13.2%, and New Mexico was 1.8%. These population growth statistics compare to the national total growth rate of 5.96% over the same period.

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

In December 2012, the U.S. Department of the Interior released a report titled: The Colorado River Basin Water Supply and Demand Study, examining the future water demands on the Colorado River Basin. The report projects water supply and demand imbalances throughout the Colorado River Basin and adjacent areas over the next 50 years. The average imbalance in future supply and demand is projected to be greater than 3.2 million acre-feet per year by 2060. The study projects that the largest increase in demand will come from municipal and industrial users as a result of population growth. The Colorado River Basin currently provides water to approximately 40 million people, and the study estimates that this number could nearly double to approximately 76.5 million people by 2060, under a rapid growth scenario.

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

The development of our water assets required significant capital and expertise. A complete project, from acquisition, through development, permitting, and sale is typically a long-term endeavor. In the regions in which we operate, new housing and commercial and industrial developments require an assured, or sustainable, water supply (for example, in Arizona, access to water supplies for at least 100 years is required) before a permit for the development will be issued.

We have acquired or developed water rights and water related assets in Arizona, Idaho, Nevada, Colorado, and New Mexico. We also developed and operate our own water storage facility near Phoenix, Arizona, utilize water storage capacity operated by third parties in Arizona, and “bank,” or store water for future growth with municipalities in Nevada and New Mexico.

We have also entered into “teaming” and joint resource development arrangements with third parties who have water assets but lack the capital or expertise to commercially develop these assets. The first of these arrangements was a water delivery teaming agreement in southern Nevada with the Lincoln County Water District (“Lincoln/Vidler”), which is developing water resources in Lincoln County, Nevada. In northern Nevada, we have also entered into a joint development agreement with Carson City and Lyon County, Nevada to develop and provide water resources in Lyon County as well as a water banking agreement with Truckee Meadows Water Authority in Reno, Nevada.

We generate revenues by:

•
selling our developed water rights to real estate developers, power generating facilities or other commercial and industrial users who must secure rights to an assured, or sustainable, supply of water in order to receive permits for their development projects;

•	selling our developed water rights to water utilities, municipalities and other government agencies for their specific needs, including to support population and economic growth;

•
selling our stored water to state agencies, commercial developers or municipalities that have either exhausted their existing water supplies or require reserves for future water obligations, or, in instances where our water represents the most economical source of water, for their commercial projects or communities; and

•	leasing and selling of our water or land.

We owned the following significant water resource and water storage assets at December 31, 2018:

Fish Springs Ranch

We own a 51% membership interest in, and are the managing partner of, Fish Springs Ranch, LLC (“FSR”), which owns the Fish Springs Ranch and other properties totaling approximately 7,310 acres in Honey Lake Valley in Washoe County, Nevada approximately 40 miles north of Reno, Nevada. FSR also owns approximately 12,907 acre-feet of permitted water rights related to the properties of which 7,907 acre-feet are designated as water credits, transferable to other areas within Washoe County (such as Reno and Sparks) to support community development. Although the additional 5,000 AF has been approved and permitted by the Nevada State Engineer, existing federal rights of way will need to be updated before such water is transferable. To date, we have funded all of the operational expenses, development, and construction costs incurred in this partnership. Certain of the development and construction costs are treated as preferred capital under the partnership agreement which among other things, entitles us to receive interest on the initial balance of the preferred capital and the accumulated interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points. The preferred capital and accumulated interest is first in line to be paid out as the partnership generates sufficient revenue. At December 31, 2018 the balance in the preferred capital account, including $87.1 million of accrued interest, was $181.7 million and the associated interest rate was 7.31%.

During 2006, we started construction of a pipeline and an electrical substation to provide the power required to pump the water to the north valleys region of Reno. In July 2008, we completed construction of and dedicated our pipeline and associated infrastructure to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and FSR. Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline and we own the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the north valley area of Reno. As of December 31, 2018, our remaining 7,907 acre-feet of water that has regulatory approval to be imported to the north valleys of Reno is available for sale under a Water Banking Trust Agreement entered into between FSR and Washoe County. Under the Water Banking Trust Agreement, Washoe County holds our water rights in trust. We can sell our water credits to developers, who must then dedicate the water to the local water utility for service. In December 2014, Washoe County Water Utilities merged with the Truckee Meadows Water Authority (“TMWA”), consolidating water supply service in Washoe County. Also effective at the end of 2014, FSR, Washoe County, and TMWA consented to the assignment of the Water Banking Trust Agreement and the IDA to the Truckee Meadows Water Authority.

The property is a working ranch and is comprised of 7,310 acres of land owned by us and approximately 180,000 acres of a Bureau of Land Management grazing allotment. The land and allotment are currently leased to a cattle company for grazing. The ranch also grows alfalfa hay and grass that is sold to cattle operators, dairies and feed stores. We have entered into an option agreement with a solar company to lease up to 2,600 acres for solar panels and battery storage.

Carson/Lyon

The capital of Nevada, Carson City, and Lyon County are located in the western part of the state, close to Lake Tahoe and the border with California. While Carson City’s housing growth has been and is expected to be minimal due to land constraints, there is planned growth for the Dayton corridor, directly east of Carson City. The planned growth in this area is anticipated to be driven by the employment growth at the Tahoe Reno Industrial Center (“TRIC”) and the construction of the extension of the USA Parkway, completed in August 2017, which connects Interstate route 80 to TRIC and to U.S. route 50 near Silver Springs, Lyon County. There are currently few existing water sources to support future growth and development in the Dayton corridor area and we have worked with Carson City and Lyon County for several years on ways to deliver water to support this expected growth.

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

We own or control water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights. We anticipate that we will have up to approximately 3,500 acre-feet available for municipal use in Lyon County for future development, if and when demand occurs, principally by means of delivery through the new infrastructure we constructed.

Vidler Arizona Recharge Facility

We built and received the necessary permits to operate a full-scale water “recharge” facility that allowed us to bank water underground in the Harquahala Valley, Arizona. “Recharge” is the process of placing water into storage underground. When needed, the water will be “recovered,” or removed from storage, through groundwater wells. This stored water creates a long term storage credit (“LTSC”). The Arizona Department of Water Resources tracks and documents the LTSCs stored throughout Arizona.

We recharged Colorado River water at this facility, which is a primary source of water for the Lower Basin States of Arizona, California, and Nevada. The water storage facility is strategically located adjacent to the Central Arizona Project (“CAP”) aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson. Our recharged water was purchased from surplus flows of CAP water. Proximity to the CAP aqueduct provides a competitive advantage as it minimizes the cost of water conveyance of our LTSCs.
Potential users include industrial companies, power-generating companies, developers, and local governmental political subdivisions in Arizona, including municipalities and incorporated areas, and out-of-state users such as municipalities and water agencies in Nevada and California. The Arizona Water Banking Authority (“AWBA”) has the responsibility for intrastate and interstate storage of water for governmental entities. To date, we have not stored water at the facility for any third party and there is no longer excess water which can be banked.

While Arizona was the only southwestern state with surplus flows of Colorado River water available for storage, there is no surplus flows available to us as drought conditions have reduced the flow of the Colorado River and other water users have fully utilized their water allocations. In the future, we do not anticipate purchasing and storing surplus flows of Colorado River water and we have discontinued using the recharge element of the storage site. At December 31, 2018, we had LTSCs of approximately 250,600 acre-feet of water in storage at the facility. To date, we have not generated any revenue from selling our stored water at this facility.

Phoenix AMA Water Storage

As of December 31, 2018, we owned approximately 53,600 acre-feet of LTSCs stored in the Phoenix Active Management Area (“AMA”), of which 13,445 AF are under agreements of purchase and sale by third parties expiring in December 2019 and November 2021. However, the buyers have the option to terminate the agreements with 10 days notice without any obligation to purchase any additional LTSCs. Water stored in the AMA may be recovered and used anywhere in the AMA and could have a variety of uses for residential and commercial developments within the Phoenix metropolitan area. All of the storage sites we utilize within the AMA are operated by third parties.

Harquahala Valley Ground Water Basin

Any new residential development in Arizona within an AMA must obtain a permit from the Arizona Department of Water Resources certifying a “designated assured water supply” sufficient to sustain the development for at least 100 years. Harquahala Valley groundwater meets the designation of assured water supply.

As of December 31, 2018, we owned 1,926 acres of land and have the ability to utilize 6,040 acre-feet of groundwater for development within the Harquahala Basin. The Analysis of Adequate Water Supply for the 6,040 acre-feet must be renewed before December 2021 in order to maintain these rights.

Lincoln County, Nevada Water Delivery and Teaming Agreement

Lincoln County Nevada (“Lincoln”) and Vidler entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects under the Lincoln County master plan. Under the agreement, proceeds from sales of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County. Lincoln/Vidler has filed applications for more than 100,000 acre-feet of water rights with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the county’s approved master plan. We believe that this is the only known new source of water for Lincoln County. Although it is uncertain, Vidler currently anticipates that over the long-term, up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use for planned projects in Lincoln County.

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

On April 15, 2010, Lincoln/Vidler and the Nevada State Engineer announced a Settlement Agreement with respect to litigation between the parties regarding the amount of water to be permitted in the Tule Desert Groundwater Basin. The Settlement Agreement resulted in the granting to Lincoln/Vidler of the original application of 7,240 acre-feet of water rights with an initial 2,900 acre-feet of water rights available for sale or lease by Lincoln/Vidler. The balance of the water rights (4,340 acre-feet) is the subject of staged pumping and development over the next several years to further refine the modeling of the basin and potential impacts, if any, from deep aquifer pumping in the remote, unpopulated desert valley in Lincoln County, Nevada.

The Tule Desert Groundwater Basin water resources were developed by Lincoln/Vidler to support the Lincoln County Recreation, Conservation and Development Act of 2004 (the “Land Act”). The water permitted under the Settlement Agreement is anticipated to provide sufficient water resources to a portion of the Land Act properties.

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

Currently, we have an option agreement with a developer to sell our remaining 500 acre-feet of water rights we own in this area at a price of $6,358 per acre-foot that is escalated at 7.5% per year from September 2017. The agreement expires in September 2019 with a cost to exercise of approximately $3.5 million. To date, the developer has made all required annual option payments.

The following table summarizes our other water rights and real estate assets at December 31, 2018:

Name and location of asset	Brief description	Present commercial use
Nevada:
Truckee River Water Rights	Approximately 299 acre-feet of Truckee River water rights permitted for municipal use.	Water rights are available to support development through sale, lease, or partnering arrangements.
Dry Lake
Vidler owns 600 acres of agricultural and ranch land in Dry Lake Valley North. Lincoln/Vidler owns the 1,009 acre-feet of permitted agricultural groundwater rights associated with the land.

Located in Lincoln County.
Water rights and land are available to support development through sale, lease, or partnering arrangements.
Muddy River	267 acre-feet of water rights. Located 35 miles east of Las Vegas.	Currently leased to Southern Nevada Water Authority in the Muddy River Irrigation Company.
Dodge Flat	1,397 acre-feet of permitted municipal and industrial use water rights, and 1,064 acres of land. Located in Washoe County, east of Reno.
Water rights and land are currently under contract. In January 2018 31.5 acre-feet were sold to a mining company.

In November 2014, we entered into an option agreement with a solar developer for 1,064 acres of land and 18AF of water rights.

Colorado:
Tunnel	Approximately 152 acre-feet of water rights. Located in Summit County (the Colorado Rockies), near Breckenridge.	57 acre-feet of water leased under long term leases. 95 acre-feet are available for sale or lease.
New Mexico:
Campbell Ranch
Application for a new appropriation of 350 acre-feet of ground water. Vidler is in partnership with the land owner. The water rights would be used for a new residential and commercial development.

Located 25 miles east of Albuquerque.

In November 2014, our application was denied by the New Mexico State Engineer causing us to record an impairment loss of $3.5 million which reduced the capitalized costs and other assets of this project to zero. We appealed this decision on November 19, 2014. The appeal was denied in February 2019.

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

Employees

At December 31, 2018, we had 17 employees.

Executive Officers

The executive officers of PICO are:

Name	Age	Position
Dorothy A. Timian - Palmer	61	President and Chief Executive Officer
Maxim C. W. Webb	57	Executive Chairman of the Board
John T. Perri	49	Chief Financial Officer and Secretary

Ms. Timian - Palmer has served as our President and Chief Executive Officer since August 2018. Ms. Timian - Palmer has been Chief Executive Officer of Vidler Water Company, Inc. since October 2016 and President of Vidler Water Company. Inc. since October 2008.

Mr. Webb has served as our Executive Chairman since August 2018. Prior to his appointment as Executive Chairman, Mr. Webb was our President and Chief Executive Officer, and a member of our Board of Directors since October 2016 and as Chairman of the Board of Directors since December 2016. Mr. Webb has been an officer of Vidler Water Company, Inc. since 2001. He has served in various capacities since joining our company in 1998, including Chief Financial Officer, Treasurer, Executive Vice President and Secretary from 2001 to October 2016.

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

Our operations are sensitive to the general economic conditions of the local markets in which our assets are located although international, national, and regional economic conditions may also impact our markets. General poor economic conditions and the resulting effect of non-existent or slow rates of growth in the markets in which we operate could have a material adverse effect on the demand for our water assets. These poor economic conditions include higher unemployment, inflation, deflation, decreases in consumer demand, changes in buying patterns, a weakened dollar, higher consumer debt levels, higher interest rates, especially higher mortgage rates, and higher tax rates and other changes in tax laws or other economic factors that may affect commercial and residential real estate development.

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

The homebuilding industry experienced a significant and sustained downturn in recent years having been impacted by factors that include, but are not limited to, weak general economic and employment growth, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose outstanding principal balance on their mortgage loan exceeds the market value of their home, and tight lending standards and practices for mortgage loans that limit consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets where our water assets are located, including the states of Nevada, Arizona, Colorado, and New Mexico. The continuation of the recent improvement in residential and commercial real estate development process and activity is essential for our ability to generate operating income in our water resource and water storage business. We are unable to predict whether and to what extent this recovery will continue or its timing. Any future slow-down in real estate and homebuilding activity could adversely impact various development projects within the markets in which our water assets are located and this could materially affect the demand for and the fair value of these assets and our ability to monetize these assets. Declines and weak conditions in the U.S. housing market have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses in prior years and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have an impact on the national housing market and in the markets in which we operate, although the Nevada market may be less impacted due to the lack of a state income tax.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At December 31, 2018, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 53,600 acre-feet of water stored in the Phoenix Active Management Area at December 31, 2018. We have not stored any water on behalf of any customers and as of December 31, 2018, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic profit, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of December 31, 2018, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $83.1 million. To date, we have sold only a small amount of the water credits and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes, residential and commercial development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to primarily come from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

We have filed certain applications in Nevada and New Mexico to be awarded permitted water rights. To date, the courts in New Mexico have denied our applications and we have not been awarded any water rights in New Mexico. In Nevada our applications are primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required. We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital employed in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, legal and consulting costs for hearings with the State Engineer, and other compliance costs. Until the State Engineer in the relevant state permits the water rights we are applying for, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights, if any, that will be permitted by the State Engineer. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that may be permitted may result in the write down of capitalized costs which could adversely affect the return on our investment from those assets, our revenues, results of operations, and cash flows.

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

If our assets decline in value, our financial condition and the return on our investment could suffer.

Historically, we have acquired and invested in assets that we believed were undervalued or that would benefit from additional capital, restructuring of operations, strategic initiatives, or improved competitiveness through operational efficiencies. If any previously acquired asset fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations and cash flows. If we are not successful managing our previous acquisitions, our business, financial condition, results of operations and cash flows could be materially affected. Such failures, declines in fair values, and/or failure to manage acquisitions, could result in a negative return on equity. We could also lose part or all of our capital in these assets and experience reductions in our net income, cash flows, assets and equity.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an “ownership change” (generally defined as a greater than 50% change (by value) in our equity ownership over a three year period), the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. Notwithstanding our adoption of a tax benefit preservation plan, it is possible that we could experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $170.1 million and $154.3 million, respectively, which, depending on our value at the time of any ownership changes, could be limited.

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

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions may also make it difficult for stockholders to remove and replace our board of directors and management. For example, these provisions limit who may call a special meeting of stockholders and establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. In addition, we have adopted a tax benefits preservation plan designed to preserve our ability to utilize our net operating losses as a result of certain stock ownership changes, which may have the effect of discouraging transactions involving an actual or potential change in our ownership. The tax benefit preservation plan was ratified by our shareholders at our 2018 annual meeting.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in Carson City, Nevada, where our principal executive office is located, and office space in La Jolla, California, that is vacant and which we are seeking to sublet. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing office space is adequate to meet our current business requirements and that suitable replacement and additional space will be available in the future on commercially reasonable terms, should we need it.

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

	2018		2017
	High	Low	High	Low
First Quarter	$13.40	$10.60	$15.74	$13.05
Second Quarter	$12.85	$10.38	$17.95	$13.35
Third Quarter	$12.70	$11.35	$17.60	$16.05
Fourth Quarter(1)	$12.63	$8.85	$20.20	$12.30

(1)The lowest stock price during the fourth quarter of 2017 reflected the $5.00 per share special dividend paid to our shareholders on November 21, 2017, while prior period prices have not been adjusted to reflect the special dividend.

Any future decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our ability to monetize assets, our results of operations, financial condition, capital requirements, and other factors our board of directors may deem relevant.

On February 28, 2019, the closing sale price of our common stock was $10.28 and there were approximately 320 holders of record.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares of common stock purchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
10/1/2018 - 10/31/18	313,329	$11.53	2,076,457	$25,807
11/1/2018 - 11/30/18	154,496	$10.17	2,230,953	$24,236
12/1/2018 - 12/31/18	271,544	$9.58	2,502,497	$21,634
Total	739,369

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

•
Critical Accounting Policies, Estimates, and Judgments — a discussion of accounting policies which require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the consolidated financial statements;

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

The economic development in the greater Reno region has been concentrated in the Tahoe Reno Industrial Center business park (“TRIC”) which is a 107,000 acre industrial park proximate to Interstate 80 and 15 miles east of Reno, Nevada. Tesla Motors, Inc. (“Tesla”) built its Gigafactory facility in this business park with initial estimates that 6,500 jobs would be created by the Gigafactory project. Currently, the forecast is that more than 10,000 jobs will be created by the project. Many other technology companies have also moved to the area including Apple, Google, Jet.com, Battery Systems Inc., Tire Rack, U.S. Ordinance, Zulily, Switch and Blockchains LLC.

The Economic Development Authority of Western Nevada (“EDAWN”), comprised of Reno, Sparks, and Tahoe areas, estimated that the region would generate 52,400 direct and indirect jobs from 2015 to 2020. As of the most recent tracking data provided by EDAWN in November 2018, the actual job growth continues to be ahead of this forecast with 58,401 new jobs created since December 2014; a total increase of 16.5% as compared to the forecasted total job growth in that period of 15.1%. EDAWN has released a further update (RCG Economics, Technical Memorandum dated January 29, 2019) to their previous forecast that include the latest historical data and a new five-year forecast from 2019 through 2023. This five - year forecast projects a cumulative addition of 51,585 new jobs in the region which represents a 12.7% increase in employment. This job growth leads to population growth. The report also projects the region’s population to grow to 686,787 residents by the end of 2023, an increase of 54,470 residents (8.6%) in that five-year period. We believe that this increased employment and population growth will create demand for new residential, commercial and industrial development in the greater Reno area and in Lyon County.

Current economic conditions have manifested into new business openings, fewer apartment vacancies and the greater absorption of existing housing inventory. This activity has resulted in multiple new housing projects entering the approval process with local governments in Reno, Sparks, Carson City, Lyon County and Fernley. Residential housing projects have to demonstrate sustainable water supply to get final map approval and many projects in the North Valleys of Nevada are currently in the process or have obtained master plan amendment / zone change approvals. The next step for these developers is to obtain tentative map and then final map approvals. Within the Reno-Sparks and Washoe County area of Nevada, according to EDAWN, in 2018 there were 4,595 new housing permits pulled for 2018. EDAWN’s goal is for at least 6,000 new housing permits to meet the projected demand for housing. In 2018, total new permits in Reno / Sparks / Washoe County decreased approximately 10% over the total number of new building permits for single-family and multi-family homes combined of 5,120 in 2017, but increased approximately 28% over 3,595 of new building permits for all of 2016. We believe the reduction in the issuance of building permits is due to a lag between subdivision approvals such as Zone Change/Master Plan Amendments and Tentative Maps and actual building permits. We expect the building permit activity to increase in 2019 once the permit process is initiated on newly approved subdivisions. We believe this increase in activity will lead to demand for our water resources as developers pursue their projects to provide housing for the population growth in the region. However, the increased activity has strained governmental agencies and has caused delays in processing permits as well as new projects’ planning approval process. The timing of future monetization of our water resources in northern Nevada is directly correlated to the timing that residential developers pursue their projects in the areas that our FSR and Carson / Lyon assets are located and the time it takes for those developers to get the requisite planning approvals prior to obtaining final map or, in the case of commercial development projects, final regulatory approvals.

Arizona

Several market catalysts with respect to our LTSCs continue to emerge including the recent drought in the western United States, continued structural deficits on the Colorado River system, Indian Firming and Settlement obligations by the state of Arizona, increased water demand from overall growth in Arizona and the Lower Basin Drought Contingency Planning effort by Arizona. There is continued interest from other parties contemplating buying our LTSCs at prices that we believe reflect the true value of our LTSCs.

Arizona has an obligation to “firm” Indian water supplies as negotiated through various Indian Water Settlement Agreements. Section 105 of the Settlements Act (S. 437) titled “Firming of Central Arizona Project Indian Water,” authorizes the Secretary of Interior and the State of Arizona to develop a firming program to ensure that of the total 197,500 acre-feet of non-indian agricultural water reallocated to the Arizona Indian Tribes, 60,648 acre-feet must be delivered in the same manner as water with a municipal and industrial priority during water shortages, over a 100 year period. It is estimated that over the 100 year period, the total shortfall of the Indian Firming obligation is approximately 550,000 acre-feet. To date approximately 140,000 acre-feet has been secured by Arizona for the firming obligations shortfall. The US Bureau of Reclamation also has an Indian firming obligation for existing and future Arizona Indian settlements of approximately 950,000 acre-feet. We believe our LTSCs can be used to help Arizona and the US Bureau of Reclamation meet these obligation.

A shortage on the Colorado River system will be declared by the Secretary of the Interior when on January 1, of any year, Lake Mead’s surface water elevation is at or below 1,075 ft. When Lake Mead is at an elevation of 1,075 ft. and at or above 1050 ft., Nevada’s share of the shortage is 13,000 acre-feet and Arizona’s cut-back to its allocation is 320,000 acre-feet. In contrast, California suffers no loss to their allocation from the Colorado River (2007 Shortage Sharing Guidelines). Because of the continued drought on the Colorado River system, over the past 16 years, a new plan has been developed, the Lower Basin Drought Contingency Plan, known as DCP. This plan, as currently devised, provides for additional water supplies to be held behind Hoover Dam in Lake Mead requiring a reduction in the volume of water from Arizona, Nevada, and California’s apportionments. This collective effort is to stave off a drought declaration and/or to reduce its impacts to the Lower Basin States of which the most affected would be Arizona by over 1,000,000 acre-feet through 2026. To date, the states have not yet agreed on a final DCP and, in the absence of an agreement ultimately being reached, it is possible that the Secretary of the Interior will determine the shortage contribution of each state.

The Colorado River system has been determined to suffer from a structural deficit of 1.2 million acre-feet annually. This means that on an average annual water year, Lake Mead will lose 1.2 million acre-feet to the system, due to evaporation, treaty obligations with Mexico and allocations of water to Arizona, Nevada and California that exceeds what the system yields. We continue to believe that Vidler’s LTSCs are well positioned to buffer Arizona through times of water shortage and our LTSCs could be purchased by state entities and/or municipalities located in the Phoenix AMA to be used directly or to help sustain levels in Lake Mead.

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

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our tangible and intangible water assets and real estate

Our primary long-lived assets include tangible and intangible water assets and real estate. At December 31, 2018, the total carrying value of such assets was $166.2 million, or approximately 92% of our total assets. These assets are carried at cost, less any recorded impairments.

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

There were no material impairment losses recorded on our tangible water assets or real estate during the years ended December 31, 2018 and 2017.

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

There were no material impairment losses recorded on our intangible water assets during the years ended December 31, 2018 and 2017.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent financial operating results. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experience by taxing jurisdiction, expectations of future transactions, the carryforward periods available to us for tax reporting purposes, our historical use of tax attributes, and availability of tax planning strategies. These assumptions require significant judgment about future events; however, they are consistent with the plans and estimates we use to manage our underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income or loss.

As a result of the analysis of all available evidence as of December 31, 2011, we recorded a full valuation allowance on our net deferred tax assets. Our evaluation at December 31, 2018 resulted in the same conclusion and we therefore continue to hold a full valuation allowance on our reported consolidated net deferred tax assets. If our assumptions change and we determine we will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2018 will be recognized as a reduction of income tax expense. If our assumptions do not change, each year we could record an additional valuation allowance on any increases in the deferred tax assets.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. As a result of changes in tax law and rates that became effective for tax years starting on January 1, 2018 (the “Tax Act”), we revalued our deferred tax assets and liabilities using a 21% tax rate for our federal deferred income tax balances. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously recorded a provisional estimate of the effect of the Tax Act in our financial statements. The resulting decrease in our net deferred tax asset was offset by a reduction in our recorded valuation allowance which resulted in no net effect on our results of operations, cash flows or financial position. In the fourth quarter of 2018, we completed our analysis to determine the effect of the change in tax law and recorded immaterial adjustments as of December 22, 2018.

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

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2018 AND 2017

Overview of Economic Conditions and Impact on Results of Operations

The economies in the markets in which our major water assets are located and serve, primarily northern Nevada and Arizona, are exhibiting robust growth which we believe will lead to demand for our water assets in those markets. We believe that current trends in employment, housing inventory, home prices, and low interest rates, will have a positive impact on our operating performance. There has been an increase in real estate development activity in the markets where our assets will ultimately be used, and we believe that will lead to increased demand for our intangible and tangible water assets. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market. Deterioration in economic conditions in the markets where we operate, and/or if we fail to generate revenue, incur expenses beyond expectations, or incur operating losses, could cause additional impairment losses on our water assets.

Our revenues and results of operations fluctuate from period to period. For example, we recognize revenue from the sale of water assets when specific transactions close, and as a result, sales of water assets for any individual period are not necessarily indicative of revenues for future periods or the full financial year.

PICO Holdings, Inc. Shareholders’ Equity (in thousands):

	December 31,
	2018	2017	Change
Shareholders’ equity	$176,624	$207,163	$(30,539)
Shareholders’ equity per share	$8.52	$8.95	$(0.43)

The primary decrease in shareholders’ equity during 2018 was due to the purchase of 2.5 million shares of our common stock for $27.6 million.

Total Assets and Liabilities (in thousands):

	December 31,
	2018	2017	Change
Total assets	$180,211	$214,402	$(34,191)
Total liabilities	$3,587	$7,239	$(3,652)

Total assets and liabilities decreased during the year ended December 31, 2018, primarily due to the use of $27.6 million in cash for the purchase our common stock, the distribution of deferred compensation assets and the related reduction of deferred compensation liabilities, and sales of our intangible water assets.

Results of Operations (in thousands):

	Year Ended December 31,
	2018	2017	Change
Total revenue and other income (loss)	$13,051	$36,276	$(23,225)
Total costs and expenses	$16,370	$25,935	$(9,565)

Revenue and other income (loss)

The majority of our revenue recorded for the year ended December 31, 2018 was from the sale of approximately 511 acre-feet of water rights from our Carson/Lyon project for $10.3 million and the sale of 76.9 acre-feet of water rights from our Fish Springs Ranch project for $2.7 million.

The majority of our revenue recorded for the year ended December 31, 2017 was from the sale of 102,500 long-term storage credits for $25.9 million. We also reported realized gains on the sale of investments of $8.8 million recognized on the sale of investments from our deferred compensation accounts in conjunction with the distribution of such assets to our former CEO.

Costs and Expenses

Cost of water assets and real estate sold:

During the year ended December 31, 2018 we recorded a total of $5.2 million in cost of real estate and water assets, of which $4.9 million relates to sales of approximately 622 acre-feet of water rights. During the year ended December 31, 2017 we recorded $12.8 million in the cost of real estate and water assets sold related to our sale of 102,500 water credits.

General, Administrative and Other:

During the year ended December 31, 2018 we continued implementing cost saving measures primarily intended to realign our organizational structure due to the changes in roles and workforce. During the year ended December 31, 2018 and 2017 we recorded general and administrative costs of $11 million and $12.4 million, respectively. The decrease in general and administrative costs was primarily due to a year over year decrease of $1.3 million in compensation and bonus expenses and $690,000 in legal expenses. During 2018, we continued to reduce headcount and transitioned to the new corporate office in Carson City, Nevada.

During the year ended December 31, 2018, we recorded an impairment loss of $1.3 million to write down the value of an investment in an unconsolidated affiliate to zero. This impairment loss is recorded within impairment loss on investment in unconsolidated affiliate in the consolidated financial statements. Additionally, we wrote off $1 million in notes and interest receivable from the same unconsolidated affiliate, which is recorded within general, administrative, and other in the consolidated financial statements.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the fair value of the award on the grant date and is recognized over the vesting period of the awards. As of December 31, 2018, there was no unrecognized stock-based compensation expense related to restricted stock units (“RSU”) or performance-based price-contingent stock options (“PBO”).

The stock-based compensation expense consisted primarily of the following awards (in thousands):

	Year Ended December 31,
	2018	2017
PBO - Officers	$—	$427
RSU - Officers	199	204
RSU - Directors	223	613
RSU - Management	3	50
Total stock-based compensation expense	$425	$1,294

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) enacted on December 22, 2017, resulted in significant changes to the U.S. corporate income tax system. The changes were effective beginning in 2018 and include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation as well as limitations on the use of future net operating losses. Changes in tax rates and tax laws are accounted for in the period of enactment and consequently during the year ended December 31, 2017, we recorded a reduction in our net deferred tax asset to reduce the value of each deferred tax attribute to 21% which was offset by a reduction in the recorded valuation allowance resulting in no net effect to the current period income tax provision. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 22, 2018. We continued to record a full valuation allowance on our net deferred tax assets. However, we recorded tax expense of $53,000 and $3.1 million during the years ended December 31, 2018 and 2017, respectively resulting in an effective tax rate for the years ended December 31, 2018 and 2017 of 1.6% and 29.8%, respectively. The effective tax rate differed from our federal corporate income tax rate of 21% due primarily to the valuation allowance changes recorded on our net deferred tax assets in 2018 and in 2017, we recorded tax expense due to recognizing realized gains on the sale of certain investments that were included in unrealized gains reported in other comprehensive income in previous periods.

DISCONTINUED OPERATIONS

During the year ended December 31, 2017, results from discontinued operations included income or loss from UCP’s operations and the loss recorded on the sale of such operations.

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

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2018 and 2017

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balances at December 31, 2018, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed we could defer significant expenditures, obtain a line of credit, or complete a debt or equity offering. Any additional equity offerings may be dilutive to our shareholders and any additional debt offerings may include operating covenants that could restrict our business. We are currently not subject to any debt covenants which might limit our ability to obtain additional financing through debt or equity offerings. We classify the sale of and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows.

Our Operations

The majority of our cash inflows for the year ended December 31, 2018 was from $13.6 million in sales of various real estate and water rights assets. This was offset by $10.8 million of cash used for overhead and various project expenses. Additionally, we used $27.6 million in cash to repurchase shares of our common stock during the year ended December 31, 2018.

On October 26, 2017 our board of directors declared a special dividend of $5.00 per share, amounting to approximately $115.9 million. The record date was November 6, 2017, payment was made on November 20, 2017 and the ex-dividend date was November 21, 2017. The entire cash distribution was classified as a return of capital for U.S. federal income tax purposes. Generally, such a cash distribution would reduce the tax basis of a shareholder’s common shares; however, if such a distribution is in excess of a shareholder’s tax basis, a portion of the distribution may be treated as a capital gain under current tax law.

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

Discontinued Operations

During 2017 we sold our real estate operations and during 2015 we sold our agribusiness operations.

We guaranteed up to $8 million for any indemnification claims related to the agribusiness operations in excess of a $6 million general indemnification escrow pursuant to the terms of a guaranty agreement with the buyer that will remain in force until July 31, 2020.

Consolidated Cash and Securities

We have adequate working capital reserves and generally hold our cash in money market funds. At December 31, 2018 and 2017, we had unrestricted and available cash and securities of $12.6 million and $34.9 million, respectively, which could be used for general corporate purposes.

Cash Flow

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Year Ended December 31,
	2018	2017
Cash provided by (used in):
Operating activities - continuing operations	$3,349	$(345)
Operating activities - discontinued operations	(313)	(9,728)
Total operating activities	3,036	(10,073)

Investing activities - continuing operations	62	67,908
Investing activities - discontinued operations	—	47,173
Total investing activities	62	115,081

Financing activities - continuing operations	(27,676)	(117,222)
Financing activities - discontinued operations	—	(11,638)
Total financing activities	$(27,676)	$(128,860)
Decrease in cash and cash equivalents	$(24,578)	$(23,852)

Cash Flows From Operating Activities

During 2018, we generated cash of $3.3 million in our continuing operations. This was primarily derived from $13.6 million in cash receipts from sales of various real estate and water rights assets, which was offset by approximately $10.8 million of cash used for overhead and various project expenses.

During 2017, we used cash of $345,000 in our continuing operations which was derived primarily from the $26.3 million sale of long term storage credits, offset by cash used of $12.2 million for general and administrative expenses and various project costs and $18.3 million for payment of severance benefits and deferred compensation payment of cash related to the termination of our former CEO. Through the closing date of the UCP merger, our discontinued operations used cash of $9.7 million primarily generated from $246 million in sales of residential real estate and lots offset by cash of $216.9 million used for the acquisition and development of real estate, and $37 million for overhead.

Cash Flows From Investing Activities

We had no material cash flows from investing activities during the year ended December 31, 2018.

Our continuing investing activities provided $67.9 million of cash during 2017 primarily from the $59.2 million in cash we received when we sold our investment in Century common stock, and approximately $8.2 million in cash from the sale of various other debt and equity investments out of our deferred compensation plans. During the year we purchased $270 million of U.S. Treasuries, which was offset by related sales and maturities of $198 million and $140 million, respectively. Our discontinued operations generated $47.2 million of net cash during 2017 which was comprised of the $55.3 million received on the sale of UCP less UCP’s cash balance as of the date of the sale, and $6 million in cash received from the escrow account for general indemnification claims related to the sale of our discontinued agribusiness operations.

Cash Flows From Financing Activities

During the year ended December 30, 2018, we used $27.6 million in cash to repurchase shares of our common stock. We had no other significant financing activities during the year.

During 2017, we paid a special dividend of $115.9 million. Our discontinued operations received cash of $86.7 million during 2017 provided from draws on its debt arrangements, which was used primarily to fund the acquisition and development of various real estate projects offset by payments of $96.5 million which was used to repay debt when certain real estate properties were sold.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements, other than those discussed throughout this document, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2018 and 2017 and for each of the two years in the period ended December 31, 2018, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except per share amounts) for 2018 and 2017 are shown below. In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Sale of real estate and water assets	$247	$10,480	$230	$2,680
Impairment loss on investment in unconsolidated affiliate	—	—	(1,312)	—
Other	97	132	388	109
Total revenue and other income (loss)	$344	$10,612	$(694)	$2,789

Gross profit - real estate and water assets	$28	$6,339	$132	$1,892

Income (loss) from continuing operations	$(2,862)	$4,259	$(4,669)	$(100)
Net income from discontinued operations, net of tax	$—	$43	$—	$—
Net income (loss) attributable to PICO Holdings, Inc.	$(2,862)	$4,302	$(4,669)	$(100)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$(0.12)	$0.19	$(0.21)	$(0.01)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017(1)
Sale of real estate and water assets	$25,097	$43	$136	$1,112
Impairment loss on investment in unconsolidated affiliate	—	—	—	—
Other	1,096	8,591	69	132
Total revenue and other income	$26,193	$8,634	$205	$1,244

Gross profit - real estate and water assets	$12,565	$26	$81	$500

Income (loss) from continuing operations	$9,293	$2,803	$(3,109)	$(1,728)
Net income (loss) from discontinued operations, net of tax	$(3,259)	$177	$(3,175)	$612
Net income (loss)	$6,034	$2,980	$(6,284)	$(1,116)
Net income (loss) attributable to PICO Holdings, Inc.	$4,643	$1,575	$(4,639)	$(1,116)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$0.40	$0.12	$(0.13)	$(0.07)
Income (loss) from discontinued operations	$(0.20)	$(0.05)	$(0.07)	$0.03

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
AS OF DECEMBER 31, 2018 AND 2017
AND FOR EACH OF THE
TWO YEARS IN THE PERIOD
ENDED DECEMBER 31, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income or loss, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes to the financial statements (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
March 14, 2019

We have served as the Company’s auditors since 1997.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2018 and 2017
(In thousands)

	2018	2017
Assets
Cash and cash equivalents	$12,550	$37,128
Investments ($1,902 measured at fair value at December 31, 2017)	—	3,214
Tangible water assets and real estate, net	44,298	44,675
Intangible assets	121,917	126,785
Other assets	1,446	2,600
Total assets	$180,211	$214,402

Liabilities and shareholders’ equity
Deferred compensation	$—	$4,112
Other liabilities	3,448	2,431
Accounts payable and accrued expenses	139	696
Total liabilities	3,587	7,239

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 20,848 issued and 20,726 outstanding at December 31, 2018, and 23,153 issued and 23,152 outstanding at December 31, 2017	21	23
Additional paid-in capital	353,250	379,388
Accumulated deficit	(175,536)	(172,767)
Accumulated other comprehensive income	—	544
Treasury stock, at cost (common shares: 121 and 1 at December 31, 2018 and December 31, 2017, respectively)	(1,111)	(25)
Total PICO Holdings, Inc. shareholders’ equity	176,624	207,163
Total liabilities and equity	$180,211	$214,402

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
For the years ended December 31, 2018 and 2017
(In thousands, except per share data)

	2018	2017
Revenues and other income:
Sale of real estate and water assets	$13,637	$26,388
Impairment loss on investment in unconsolidated affiliate	(1,312)	—
Other income, net	726	9,888
Total revenues and other income	13,051	36,276

Cost of sales and expenses:
Cost of water assets and real estate sold	5,246	13,216
General, administrative, and other	11,048	12,414
Depreciation and amortization	76	305
Total costs and expenses	16,370	25,935
Income (loss) from continuing operations before income taxes	(3,319)	10,341
Provision for federal and state income taxes	(53)	(3,082)
Income (loss) from continuing operations	(3,372)	7,259
Income from discontinued operations, net of tax	—	3,053
Income (loss) on sale of discontinued operations, net of tax	43	(8,698)
Net income (loss) from discontinued operations, net of tax	43	(5,645)
Net income (loss)	(3,329)	1,614
Net income attributable to noncontrolling interests	—	(1,150)
Net income (loss) attributable to PICO Holdings, Inc.	$(3,329)	$464

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS, CONTINUED
(In thousands, except per share data)

	2018	2017
Other comprehensive loss:
Net income (loss)	$(3,329)	$1,614
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of deferred income tax and reclassification adjustments	(544)	(6,193)
Foreign currency translation	—	76
Total other comprehensive loss, net of tax	(544)	(6,117)
Comprehensive loss	(3,873)	(4,503)
Comprehensive income attributable to noncontrolling interests	—	(1,150)
Comprehensive loss attributable to PICO Holdings, Inc.	$(3,873)	$(5,653)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$(0.15)	$0.31
Loss from discontinued operations	—	(0.29)
Net income (loss) per common share – basic and diluted	$(0.15)	$0.02
Weighted average shares outstanding	22,074	23,122

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2018
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2017	23,154	$23	$379,388	$(172,767)	$544	1	$(25)	$207,163
Stock-based compensation expense			425					425
Exercise of restricted stock units	28							—
Withholding taxes paid on vested restricted stock units			(55)					(55)
Purchases of treasury stock						2,455	(27,621)	(27,621)
Retirement of treasury stock	(2,334)	(2)	(26,508)			(2,334)	26,510	—
Distribution of treasury stock to deferred compensation plan participant						(1)	25	25
Net loss				(3,329)				(3,329)
Reclassification of unrealized gain on investments to accumulated deficit				560	(544)			16
Ending balance, December 31, 2018	20,848	$21	$353,250	$(175,536)	$—	121	$(1,111)	$176,624

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

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2018 and 2017
(In thousands)

	2018	2017
Operating activities:
Net income (loss)	$(3,329)	$1,614
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for deferred income taxes	—	3,442
Depreciation and amortization expense	76	303
Stock-based compensation expense	425	1,295
Loss (gain) on sale or impairment of investments	1,304	(8,722)
Net (income) loss from discontinued operations, net	(43)	5,645
Gain on sale of property, plant and equipment	—	(165)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Notes and other receivables	1,065	1,619
Real estate, water, and intangible assets	5,246	13,027
Income taxes	—	(275)
Other assets	30	32
Deferred compensation	(2,247)	(7,500)
Accounts payable and accrued expenses	816	(10,714)
Other operating activities, net	6	54
Cash provided by (used in) operating activities - continuing operations	3,349	(345)
Cash used in operating activities - discontinued operations	(313)	(9,728)
Net cash provided by (used in) operating activities	3,036	(10,073)

Investing activities:
Proceeds from the sale of investments	—	197,848
Proceeds from maturity of investments	80	139,912
Purchases of investments	—	(270,317)
Proceeds from the sale of property, plant and equipment	—	470
Purchases of property, plant and equipment	(18)	(5)
Cash provided by investing activities - continuing operations	62	67,908
Cash provided by investing activities - discontinued operations	—	47,173
Net cash provided by investing activities	62	115,081

Financing activities:
Special dividend paid	—	(115,860)
Payment of withholding taxes on exercise of restricted stock units	(55)	(672)
Purchases of treasury stock	(27,621)	(690)
Cash used in financing activities - continuing operations	(27,676)	(117,222)
Cash used in financing activities - discontinuing operations	—	(11,638)
Net cash used in financing activities	(27,676)	(128,860)
Net decrease in cash and cash equivalents	(24,578)	(23,852)
Cash and cash equivalents, beginning of year	37,128	60,980
Cash and cash equivalents of continuing operations, end of year	$12,550	$37,128

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended December 31, 2018 and 2017
(In thousands)

	2018	2017
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Payment (refund) of federal and state income taxes	$53	$(367)

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$263	$1,824
Fair value of common stock of Century received in the sale of UCP, Inc.		$60,044
Distribution of debt and equity securities in satisfaction of deferred compensation liability (including 1,375 and 53,996 shares of treasury stock in 2018 and 2017, respectively)	$1,866	$15,709

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE INDEX

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a holding company. As of December 31, 2018, the Company has presented its consolidated financial statements and the accompanying notes to the consolidated financial statements using the guidelines prescribed for real estate companies, as the majority of the Company’s assets and operations are primarily engaged in real estate and related activities.

The Company’s most significant operating subsidiary as of December 31, 2018 was Vidler Water Company, Inc. (“Vidler”), a Nevada corporation. Vidler owns water resources and water storage in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado, and New Mexico. Currently, Vidler is primarily focused on selling its existing water rights and storage credits.

Smaller Reporting Company:

The Company qualifies as a Smaller Reporting Company (“SRC”) under the Securities and Exchange Commission (“SEC”) definition and therefore certain disclosures that are no longer required have been removed in accordance with the SEC’s disclosure requirements for SRCs.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock-based compensation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities were appropriate as of December 31, 2018 and December 31, 2017, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Investments:

At December 31, 2018, the Company had no investments with a carrying value. At December 31, 2017, the Company’s investment portfolio was comprised of corporate bonds and equity securities. Corporate bonds were purchased based on the maturity and yield-to-maturity of the bond and an analysis of the fundamental characteristics of the issuer. The Company’s investments in equity securities primarily consisted of common stock of publicly traded and private small-capitalization companies in the United States (“U.S.”). Such investments were reported at fair value. Investments in private companies are generally held at the lower of cost or fair value, unless the Company has the ability to exercise significant influence. The cost of any equity security sold is determined using an average cost basis and specific identification for bond cost. Sales and purchases of investments are recorded on the trade date.

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

Deferred Compensation:

The Company reports the investment returns generated in the deferred compensation accounts in other income with a corresponding expense recognized in general and administrative costs. In July 2017, the Company’s board of directors elected to terminate the Company’s deferred compensation plans. In accordance with applicable regulations, distribution of the assets and settlement of the deferred compensation obligation was made to the participants in July 2018.

Other Liabilities:

Other liabilities includes primarily employee benefits, unearned revenues, option payments and deposits received.

Revenue Recognition:

Sale of Real Estate and Water Assets:

Revenue recognition on the sale of real estate and water assets conforms with accounting literature related to the sale of real estate, and is recognized in full when there is a legally binding sale contract, the profit is determinable (the collectability of the sales price is reasonably assured, or any amount that will not be collectible can be estimated), the earnings process is virtually complete (the Company is not obligated to perform significant activities after the sale to earn the profit, meaning the Company has transferred all risks and rewards to the buyer). If these conditions are not met, the Company records the cash received as deferred revenue until the conditions to recognize full profit are met.

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

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards, calculated using the closing stock price on the date of grant, and is recognized as expense over the period in which the share-based compensation vests using the straight-line method. When an employee restricted stock unit (“RSU”) vests, the recipient receives a new share of PICO common stock for each RSU, less the number of shares of common stock equal in value to applicable withholding taxes. When an RSU is forfeited, all previously recognized expense is reversed during the respective forfeiture year and the remaining unamortized expense is canceled.

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

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. At December 31, 2018, the Company concluded that it is likely that not all of its deferred tax assets will be realized, and accordingly, a valuation allowance was recorded against the deferred tax assets that are not expected to be realized.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), enacted in December 2017, resulted in significant changes to the U.S. tax law by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, elimination or reduction of certain domestic deductions and credits, and limitations on the deductibility of interest expense and executive compensation as well as limitations on the use of future net operating losses. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company previously recorded a provisional estimate of the effect of the Tax Act in its financial statements. In the fourth quarter of 2018, the Company completed its analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 22, 2018.

Due to the tax legislation, the Company remeasured its U.S. deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. The Company recorded a decrease related to its deferred tax assets and liabilities of $35.6 million with a corresponding adjustment to the valuation allowance for the year ended December 31, 2017. As our deferred tax asset is offset by a full valuation allowance, this change in rates had no impact on our financial position or results of operations.

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

For the two years ended December 31, 2018, the Company’s common stock equivalents were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive.

Recently Issued Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for financial statements issued for annual periods and interim periods within those annual periods beginning after December 15, 2018, and early adoption is permitted.

We will adopt the Lease Standard effective January 1, 2019 applying an optional transition method that will allow us to continue to apply the current guidance of ASC 840 in the comparative periods in the year of adoption. We have elected the “package of practical expedients,” which permits us to not reassess prior conclusions about lease identification, lease classification and initial direct costs. We have also made an accounting policy election to not recognize right-of-use assets or lease liabilities for leases with terms of 12 months or less. The most significant impact relates to its accounting for operating leases. The Company has concluded the adoption of ASU 2016-02 will have an immaterial impact on the Company’s consolidated financial statements.

In January 2016, the FASB issued guidance which makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in earnings. Effective January 1, 2018, the Company adopted the new guidance and recorded a cumulative effect adjustment to decrease opening retained deficit at January 1, 2018 by $560,000 as required for equity investments recorded at fair value, formerly available-for-sale securities.

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

2.    TANGIBLE WATER ASSETS AND REAL ESTATE, NET

The cost assigned to the various components of tangible water and real estate assets were as follows (in thousands):

	December 31,
	2018	2017
Tangible water assets	$29,622	$29,655
Real estate and improvements held and used, net of accumulated amortization of $12,003 at December 31, 2018 and December 31, 2017	9,469	9,469
Other real estate inventories	5,207	5,551
Total tangible water and real estate assets, net	$44,298	$44,675

The Company’s real estate improvements were fully depreciated at December 31, 2016.

3.    INTANGIBLE ASSETS

The Company’s carrying amounts of its intangible assets were as follows (in thousands):

	December 31,
	2018	2017
Pipeline rights and water credits at Fish Springs Ranch	$83,108	$83,897
Pipeline rights and water rights at Carson-Lyon	21,542	25,569
Other	17,267	17,319
Total intangible assets	$121,917	$126,785

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

Impairment Losses:

There were no impairment losses recognized on intangible assets during the years ended December 31, 2018 or December 31, 2017.

4.    INVESTMENTS

At December 31, 2018, the Company had no available-for-sale investments. The cost and carrying value of available-for-sale investments at December 31, 2017 were as follows (in thousands):

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

The amortized cost and carrying value of investments in debt securities, by contractual maturity, are shown below. Actual maturity dates may differ from contractual maturity dates because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties (in thousands):

	December 31, 2017
	Amortized Cost	Carrying Value
Due in one year or less	$225	$204
Due after one year through five years	475	480
	$700	$684

Included in other income, net in the accompanying consolidated financial statements is the net realized gain or loss on investments (in thousands):

	Year Ended December 31,
	2018	2017
Gross realized gains:
Debt securities	$82	$77
Equity securities and other investments	2	9,746
Total gain	84	9,823
Gross realized losses:
Debt securities	(16)	(87)
Equity securities and other investments (1)	(1,355)	(1,014)
Total loss	(1,371)	(1,101)
Net realized gain (loss)	$(1,287)	$8,722

(1) Included within this caption for the year ended December 31, 2018 is $1.3 million that is reported in a separate line, impairment loss on unconsolidated affiliate, within the Company’s consolidated statements of operations and comprehensive income or loss for the year then ended.

Other Investments:

Investment in Spigit Holdings Corporation (formerly Mindjet, Inc):

The Company previously owned a convertible note receivable (which was recorded within other assets in the consolidated financial statements) and common stock and nonvoting preferred stock representing a voting ownership of 19.3% of Spigit Holdings Corporation (“Spigit”). The carrying value of the investment, including the convertible note receivable and associated interest, was approximately $2.3 million at December 31, 2017.

During the year ended December 31, 2018, we recorded an impairment charge of $1.3 million to write down the value of the Company’s investment in Spigit to zero. Additionally, the Company wrote off $1 million in notes and interest receivable from Spigit. In December 2018, Spigit was merged with another unrelated company and PICO received no compensation or obtained any ownership in the newly formed company.

5.    DISCLOSURES ABOUT FAIR VALUE

Recurring Fair Value Measurements

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The following tables set forth the Company’s assets and liabilities that were measured at fair value, on a recurring basis, by level within the fair value hierarchy (at December 31, 2018 there were no assets or liabilities measured at fair value). There were no significant transfers between Level 1 and Level 2 during the year ended December 31, 2017. The Company’s policy is to recognize transfers between levels at the end of the reporting period.

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

The following table sets forth the Company’s non-financial assets that were measured at fair value, on a non-recurring basis, by level within the fair value hierarchy during the year ended December 31, 2018 (in thousands):

Asset Description	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Investment in unconsolidated affiliate (1)			$—	$1,312

(1) The Company recorded an impairment loss of $1.3 million to write down the value of its investment in Spigit to fair value, which was zero. The fair value approach relied primarily on Level 3 unobservable inputs including potential offers to purchase the entity. The inputs were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable. Spigit was subsequently merged with another entity as described in note 4,“Investments.”

There were no non-financial assets that were measured at fair value, on a non-recurring basis, during the year ended December 31, 2017.

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

As of December 31, 2018 and 2017, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities.

6.    COMMITMENTS AND CONTINGENCIES

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for the years ended December 31, 2018 and 2017 for office space was $354,000 and $388,000, respectively.

Future minimum payments under all operating leases were as follows (in thousands):

Year ended December 31,
2019	$356
2020	166
Thereafter	—
Total	$522

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

7.    STOCK-BASED COMPENSATION

At December 31, 2018, the Company had one stock-based payment arrangement outstanding, the PICO Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”).

The 2014 Plan provides for the issuance of up to 3.3 million shares of common stock in the form of performance-based price-contingent stock options (“PBO”), restricted stock unit (“RSU”), stock-settled stock appreciation rights (“SAR”), non-statutory stock options, restricted stock awards (“RSA”), performance shares, performance units, deferred compensation awards, and other stock-based awards to employees, directors, and consultants of the Company (or any present or future parent or subsidiary corporation or other affiliated entity of the Company). The 2014 Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes. Upon exercise of a PBO, RSU, and SAR, the employee will receive newly issued shares of PICO common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder can elect to pay withholding taxes in cash).

The Company recorded total stock based compensation expense of $425,000 and $1.3 million during the years ended December 31, 2018 and 2017, respectively.

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

The determination of the fair value of PBO using an option valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility is calculated through an analysis based on historical daily returns of PICO’s stock over a look-back period equal to the PBO contractual term. The risk-free interest rate assumption is based upon a risk-neutral framework using the 10-year zero-coupon risk-free interest rates derived from the treasury constant maturities yield curve on the grant date, for the 10-year PBO award. The dividend yield assumption was based on the expectation of no future dividend payouts by the Company.

A summary of PBO activity was as follows:

	Performance-Based Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2016	453,333	$19.51
Granted	—
Forfeited	(285,714)	$19.51
Outstanding at December 31,2017	167,619	$14.51
Granted	—
Forfeited	—
Outstanding at December 31, 2018	167,619	$14.51

On January 8, 2017, 285,714 PBO expired and were canceled in conjunction with the termination of the Company’s former CEO. The remaining 167,619 PBO outstanding are exercisable for up to 10 years from the grant date.

	Performance-Based Options	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value
Vested at December 31, 2016	402,117	$19.51	4.5	$—
Vested	51,216
Forfeited	(285,714)
Vested at December 31, 2017 (1)	167,619	$14.51	6.9	$—
Vested	—
Forfeited	—
Vested at December 31, 2018	167,619	$14.51	5.9	$—

(1) In November 2017, the exercise price per share of the PBO was reduced to reflect the special dividend paid to shareholders.

As of December 31, 2018 and December 31, 2017, there were no PBO exercisable as the market condition had not been met. The was no unrecognized compensation cost related to unvested PBO at December 31, 2018 and at December 31, 2017.

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

A summary of RSU activity was as follows:

	RSU Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding and unvested at December 31, 2016	48,232	$14.85
Granted	54,186	$15.01
Vested	(71,944)	$14.58
Forfeited	(19,999)	$13.82
Outstanding and unvested at December 31, 2017	10,475	$19.51
Granted	19,716	$12.59
Vested	(30,191)	$14.99
Forfeited	—	$—
Outstanding and unvested at December 31, 2018	—	$—

There was no unrecognized compensation cost related to unvested RSU for the year ended December 31, 2018, and for the year ended December 31, 2017, the unrecognized cost was was $178,000.

Stock-Settled Stock Appreciation Rights (SAR):

The 466,470 previously outstanding SAR with an exercise price of $42.71 expired during the year ended December 31, 2017. Consequently, there are no such awards outstanding.

8.    FEDERAL AND STATE CURRENT AND DEFERRED INCOME TAX

As a result of the Tax Act, the Company remeasured its net deferred tax assets and corresponding valuation allowance using a federal rate of 21% during the year ended December 31, 2018, which resulted in no net impact to the income tax provision. The Company and its subsidiaries file a consolidated federal income tax return. Companies that are less than 80% owned corporations, or entities that are treated as partnerships for federal income tax purposes, file separate federal income tax returns. All of the Company’s pre-tax loss from continuing operations in each of the two years ended December 31, 2018 and 2017 was generated in the U.S. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s income tax (provision) benefit for federal and state income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Current tax (provision) benefit	$(53)	$360
Deferred tax provision	—	(3,442)
Total income tax provision	$(53)	$(3,082)

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate was as follows (in thousands):

	Year Ended December 31,
	2018	2017
Federal income tax (provision) benefit at statutory rate	$697	$(3,620)
Change in valuation allowance	529	36,055
Impact of U.S. tax reform	—	(35,570)
State taxes, net of federal benefit	—	319
Expired credits	(1,056)	—
Other	(223)	(266)
Total income tax provision	$(53)	$(3,082)

The significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating losses, capital losses, and tax credit carryforwards	$64,378	$55,852
Deferred compensation	—	1,212
Impairment loss on securities	—	36
Impairment loss on water assets	10,313	10,791
Employee benefits, including stock-based compensation	928	745
Excess tax basis in affiliate	496	5,743
Fixed assets	798	811
Other, net	772	1,011
Total deferred tax assets	77,685	76,201
Deferred tax liabilities:
Unrealized appreciation on securities	—	122
Revaluation of real estate and water assets	3,145	3,251
Other, net	503	520
Total deferred tax liabilities	3,648	3,893
Valuation allowance	(74,037)	(72,308)
Net deferred income tax asset	$—	$—

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. At December 31, 2011, the Company considered it more likely than not that the deferred tax assets would not be realized and a full valuation allowance was provided. At December 31, 2018, after evaluating the positive and negative evidence, management concluded to maintain a full valuation allowance against its deferred tax assets. The Company has considered the following possible sources of taxable income when assessing the realization of the deferred tax assets: (1) future reversals of existing taxable temporary differences; (2) taxable income in prior carryback years; (3) tax planning strategies; and (4) future taxable income exclusive of reversing temporary differences and carryforwards. Reliance on future U.S. taxable income as an indicator that a valuation allowance is not required is difficult when there is negative evidence such as the Company's cumulative losses in recent years. In considering the evidence as to whether a valuation allowance is needed, the existence, magnitude and duration of such cumulative losses are factors that are accorded significant weight in the Company's assessment. As a result, a determination was made that there was not sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that certain of these deferred tax assets would be realized. Therefore, the Company has provided a full valuation allowance against the Company's net deferred tax assets balances as discussed above. This assessment will continue to be undertaken in the future. The Company's results of operations may be impacted in the future by the Company's inability to realize a tax benefit for future tax losses or for items that will generate additional deferred tax assets.

The Company's results of operations might be favorably impacted in the future by reversals of valuation allowances if the Company is able to demonstrate sufficient positive evidence that the Company's deferred tax assets will be realized.

The Company had operating loss carryforwards, federal tax credit carryforwards, and state capital loss carryforwards as of December 31, 2018, that will expire if not utilized. The following table summarizes such carryforwards and their expiration as follows (in thousands):

	Federal Net Operating Losses	Federal Tax Credits	State Net Operating Losses	State and Federal Capital Losses
Expire 2019	$—	$355	$3,888	$—
Expire 2020 through 2025	—	2,121	16,327	85,131
Expire 2026 through 2030	—	13	15,804	—
Expire 2031 through 2037	170,101	4,563	118,307	—
Total	$170,101	$7,052	$154,326	$85,131

Utilization of the Company's U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2018, the Company believes that utilization of its federal net operating losses and federal tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code. The tax benefit preservation plan adopted by the Company provides protections to preserve the Company’s ability to utilize its net operating loss carryforwards as a result of certain stock ownership changes in the future.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2018, the Company's statute is open from 2015 and 2014 forward for federal and for state tax purposes, respectively.

9.    ACCUMULATED OTHER COMPREHENSIVE INCOME

There was no accumulated other comprehensive income at December 31, 2018. In 2017, the components of accumulated other comprehensive income was as follows (in thousands):

2017
Net unrealized gain on available-for-sale investments (1)	$544
Foreign currency translation	—
Accumulated other comprehensive income	$544

(1) The unrealized gain on available-for-sale investments is net of a deferred income tax liability of $145,000 at December 31, 2017.

The following table reports amounts that were reclassified from accumulated other comprehensive income and included in earnings (in thousands):

	Year Ended December 31,
	2018	2017
Accumulated other comprehensive income - January 1	$544	$6,661
Unrealized gain reclassified and recognized in net loss, net of tax(1)	(544)	(6,358)
Foreign exchange reclassified and recognized in net loss, net of tax(1)	—	2
Total reclassified and recognized in net loss, net of tax	(544)	(6,356)
Unrealized gain on marketable securities, net of tax	—	164
Accumulated currency, net of tax	—	75
Net change in other comprehensive income, net of tax	(544)	(6,117)
Accumulated other comprehensive income - December 31	$—	$544

(1) Amounts reclassified from this category are included in other income in the consolidated statement of operations and comprehensive income or loss.

10.    RELATED-PARTY TRANSACTIONS

Deferred Compensation

In July 2017, the Company’s Board of Directors terminated the Company’s deferred compensation plans. In accordance with applicable regulations, distribution of the remaining assets and settlement of the deferred compensation obligation was made in July 2018.

In connection with the termination of the Company’s former CEO in 2016, assets valued at $23.3 million were distributed from the trust accounts during 2017.

Employment Agreements:

In connection with the appointment of Ms. Timian-Palmer as the Company’s President and Chief Executive Officer and the appointment of Mr. Webb as the Company’s Executive Chairman, the Company entered into an Employment Agreement with Ms. Timian-Palmer (the “Palmer Employment Agreement”) and an Amended and Restated Employment Agreement with Mr. Webb (the “Webb Employment Agreement”, and together with the Palmer Employment Agreement, the “Employment Agreements”), each of which became effective on August 6, 2018. The Webb Employment Agreement supersedes the Employment Agreement entered into by and between Mr. Webb and the Company, dated January 1, 2017.

Pursuant to the terms of the Employment Agreements, Ms. Timian-Palmer will earn an annual base salary of $389,000 and Mr. Webb will earn an annual base salary of $210,800. Mr. Webb will accrue no amounts for paid vacation or personal time off during the term of the Webb Employment Agreement.

While Ms. Timian-Palmer and Mr. Webb will be employed on an at-will basis, the Employment Agreements provide that in the event that Ms. Timian-Palmer’s or Mr. Webb’s employment with the Company is terminated by the Company without cause or Ms. Timian-Palmer or Mr. Webb resigns for good reason, the Company will provide to such terminated individual, contingent upon a general release of claims against the Company, (i) with respect to Ms. Timian-Palmer, a lump-sum payment equal to Ms. Timian-Palmer’s then-current base salary for a period equal to 36 months, and with respect to Mr. Webb, a lump-sum payment equal to 24 months of Mr. Webb’s base salary as in effect immediately prior to his appointment as Executive Chairman, (ii) a bonus, if any, pursuant to the Amended Bonus Plan (as defined below), in an amount determined by the Compensation Committee pursuant to the terms of the Amended Bonus Plan and as described more fully below, (iii) payment of the cost of COBRA coverage for such individual and his or her dependents through the earlier of a period of one year or the date such individual becomes eligible for health coverage from another employer, and (iv) full acceleration of the vesting of all outstanding equity awards held by such individual.

Executive Bonus Plan:

On August 2, 2018, the Company adopted an Amended and Restated Executive Bonus Plan (the “Amended Bonus Plan”) to provide for the payment of bonuses to Ms. Timian-Palmer and Mr. Webb (collectively, the “Plan Participants”). The Amended Bonus Plan, which has a term of five years from January 1, 2018 through December 31, 2022, amends, restates and supersedes the Company’s Executive Bonus Plan adopted on December 14, 2016 (the “Prior Bonus Plan”).

Pursuant to the terms of the Amended Bonus Plan, a pool of funds will be created for distribution on a yearly basis (the “Bonus Pool”). The first step in calculating the Bonus Pool is to calculate the total revenues and other income of the Company during the year (other than any revenues or other income attributed to the Company’s investments in Synthonics, Inc. and Mindjet Inc. and the Company’s deferred compensation plans (the “Excluded Assets”)) minus (a) the gross invested capital for each asset of the Company (other than an Excluded Asset) that was sold or otherwise disposed of during such year, defined as the book value of such asset as of the date of the sale (or other disposition) of such asset, as determined in accordance with U.S. GAAP and reflected in the Company’s financial records as of such date, plus any impairment or depreciation charges taken by the Company with respect to such asset on or prior to such date; (b) an amount equal to the aggregate of the gross invested capital for each relevant asset as determined pursuant to the immediately preceding clause (a), multiplied by the amount of years (including any partial year) elapsed between January 1, 2018 and the date of the sale or other disposal of such asset, multiplied by 5%; and (c) administrative expenses specified in the Amended Bonus Plan (such resulting amount, the “Total Net Gain”). For assets sold (or otherwise disposed of) entirely or partially for non-cash consideration by the Company, the calculation of Total Net Gain with respect to the non-cash consideration will instead be made in the year in which the non-cash consideration is ultimately sold (or otherwise disposed of) for cash by the Company.

The second step in calculating the Bonus Pool is to multiply the Total Net Gain by the “Adjustment Factor”, which is the greater of (i) a fraction, the numerator of which is the total amount of cash distributed (or committed to be distributed) to the Company’s shareholders with respect to all such assets sold (or otherwise disposed of) during the year, and the denominator of which is the total amount of cash received (after payment of all selling costs, including bankers’ fees and commissions) for which all such assets were sold (or otherwise disposed of) during the year, or (ii) such percentage (not to exceed 100%) as the Compensation Committee of the Board of Directors (the “Compensation Committee”) determines in its sole discretion to utilize as the Adjustment Factor. The amount that results from multiplying the Total Net Gain by the Adjustment Factor is the “Adjusted Net Gain.”

The final step in calculating the Bonus Pool is to multiply the Adjusted Net Gain by 8.75%, which results in the actual Bonus Pool. The Bonus Pool will be allocated 55% to Ms. Timian-Palmer and 45% to Mr. Webb. Each Plan Participant will be entitled to his or her allocated portion of the Bonus Pool for the year if he or she is employed by the Company on the last day of the year. Any bonus paid pursuant to the Amended Bonus Plan will be paid 50% in the form of cash and 50% in the form of a RSU award, except that if a Plan Participant incurs a separation from service prior to the date that such RSU awards are scheduled to be granted, such bonus will be paid entirely in the form of cash. Such RSU awards shall be granted pursuant to the terms of the 2014 Plan, will be fully vested on the date of grant, and the number of RSUs subject to such award will be equal to (x) the dollar value of 50% of the total amount of such bonus, divided by (y) the average of the daily volume weighted average prices (the “VWAP”) of the Company’s common stock for all of the trading days during the 30 calendar day period ending on (and including) the last trading day immediately prior to the grant date of such award, rounded down to the nearest whole share. The issuance of any shares pursuant to such RSU awards will occur on the earlier of (i) the third anniversary of the date of grant of such RSU award, (ii) a Plan Participant’s separation from service or (iii) a change of control.

In the event that any Plan Participant’s employment with the Company is terminated in certain circumstances as provided in a written agreement between the Company and such Plan Participant, as applicable, such terminated individual will be entitled to payment of an amount under the Amended Bonus Plan for a portion of the year in which such termination occurs. In order to calculate such amount, the Compensation Committee will first determine the Total Net Gain for the portion of the year prior to such individual’s termination (which Total Net Gain will be determined in the same manner as described above based on the actual revenues or other income of the Company (including sales or other dispositions of assets) during such partial year period; provided, however, that the amount of administrative expenses for such portion of the year will be prorated based on the Compensation Committee’s estimate of the total amount of administrative expenses for such year) (such amount, the “Pro Rata Net Gain”). Second, the Pro Rata Net Gain is multiplied by an adjustment factor which is the greater of (i) a fraction, the numerator of which is the amount of cash distributed (or committed to be distributed) to the Company’s shareholders in connection with the Company’s sale (or other disposition) of assets during such portion of the year, and the denominator of which is the total amount of cash received for which all assets were sold (or otherwise disposed of) during such portion of the year, or (ii) such percentage (not to exceed 100%) as the Compensation Committee determines in its sole discretion to utilize as the Adjustment Factor. The resulting amount is multiplied by 8.75% to arrive at the “Termination Bonus Pool.” In the event that any Plan Participant is entitled to payment of an amount under the Amended Bonus Plan for the portion of the year in which such individual’s termination occurs, such amount will be paid in the form of cash and will be equal to a percentage of the Termination Bonus Pool corresponding to such individual’s allocated percentage of the Bonus Pool.

There was no compensation earned under the Amended Bonus Plan for the year ended December 31, 2018.

Incentive Compensation

Certain officers of Vidler are eligible to receive an annual incentive award based on the combined net income, after certain adjustments, of Vidler. The compensation earned and accrued under this plan during the year ended December 31, 2018 and December 31, 2017 was $100,000 and $414,000, respectively.

Severance Compensation

In connection with the execution of a transition agreement with the Company’s current Chief Financial Officer, $748,000 of severance benefits were accrued during the year ended December 31, 2018.

Sale of Oil and Gas Assets

In conjunction with exiting our residual oil and gas operations, during 2017, the Company sold the majority of the remaining oil and gas lease assets to the service agent the Company had contracted with to operate and manage such oil and gas operations. The Company received book value for the majority of the assets sold resulting in no significant gain or loss on the transaction. The Company sold the legal business entities that were created to operate the oil and gas operations to its service agent. The Company incurred $150,000 of disposal related expenses for the final sale.

11.    DISCONTINUED OPERATIONS

The Company’s real estate segment qualified as held-for-sale at December 31, 2017 and has been classified as discontinued operations in the accompanying consolidated financial statements as of the earliest period presented.

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

During 2015, the Company sold substantially all of the assets used in its agribusiness segment. The Company has guaranteed up to $8 million for any indemnification claims and will remain in force until July 31, 2020. The guaranty has been recorded at estimated fair value that reflects the Company’s expectation that no significant amounts will be paid out under the guaranty. However, any amounts paid by the Company in excess of the estimate will result in additional loss on the sale.

The following table presents the details of the Company’s results from discontinued operations included in the consolidated statement of operations and comprehensive income or loss (in thousands):

	2018	2017
Revenue and other income:
Sale of real estate	$—	$247,213
Sale of canola oil and meal	—	—
Other	—	506
Total revenue and other income	—	247,719

Cost of goods sold:
Cost of real estate sold	—	200,789
Cost of canola oil and meal sold
Total cost of goods sold	—	200,789

Impairment loss on intangible and long-lived assets	—	102
Interest	—	—
Selling expenses	—	13,784
General, administrative and other	—	29,631
Total expenses	—	244,306
Income (loss) from discontinued operations	—	3,413
Benefit (provision) for federal and state income taxes		(360)
Gain (loss) on sale of discontinued operations, net of tax	43	(8,698)
Net income (loss) from discontinued operations, net of tax	43	(5,645)
Net loss from discontinued operations attributable to noncontrolling interests	—	(1,150)
Net income (loss) from discontinued operations attributable to PICO Holdings, Inc.	$43	$(6,795)

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

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2018. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on the COSO criteria (2013).

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
Carson City, Nevada

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2018 of the Company and our report dated March 14, 2019, expressed an unqualified opinion on those financial statements.

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
March 14, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2019 annual meeting of shareholders (the “2019 proxy statement”), to be filed on or before April 30, 2019 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code Of Ethics” in the 2019 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2019 proxy statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation and Related Information” in the 2019 proxy statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2019 proxy statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Persons Transactions” and “Compensation Committee, Interlocks and Insider Participation” in the 2019 proxy statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in the 2019 proxy statement and is incorporated herein by reference.

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
10.2†
PICO Holdings, Inc. 2014 Equity Incentive Plan, Stock Option Grant Notice, Stock Option Award Agreement, Stock Option Notice of Exercise, Restricted Stock Unit Grant Notice, Restricted Stock Unit Award Agreement, and Restricted Stock Deferral Election Form. (7)

10.3†	Transition Agreement by and between PICO Holdings, Inc. and John T. Perri, dated August 6, 2018, as amended.
10.4†	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada dated October 16, 2007. (10)
10.5†	Employment Agreement, dated August 8, 2018, by and between PICO Holdings, Inc. and Maxim C.W. Webb. (1)
10.6†	Employment Agreement, dated December 14, 2016, by and between PICO Holdings, Inc. and John T. Perri. (9)
10.7†	Employment Agreement, dated August 8, 2018, by and between PICO Holdings, Inc. and Dorothy Timian-Palmer. (1)
10.8†	PICO Holdings, Inc. Amended and Restated Executive Bonus Plan. (1)
10.9†	PICO Holdings, Inc. Amended and Restated Nonemployee Director Compensation Policy (8)
10.10	Form of Indemnity Agreement with directors and executive officers of PICO Holdings, Inc. and each of its subsidiaries. (4)
10.11†	Directorship Letter Agreement with Eric Speron dated December 18, 2015. (11)
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to Form 8-K filed with the SEC on August 8, 2018.
(2)	Incorporated by reference to Form 8-K filed with the SEC on June 1, 2017.

Exhibit Number	Description
(3)	Incorporated by reference to Form 8-A filed with the SEC on July 24, 2017.
(4)	Incorporated by reference to Form 10-Q filed with the SEC on August 9, 2017.
(5)	Incorporate by reference to Form 8-K filed with the SEC on October 2, 2017.
(6)	Incorporated by reference to Form 8-K filed with the SEC on August 6, 2015.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014.
(8)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 3, 2017.
(9)	Incorporated by reference to Form 8-K filed with the SEC on December 15, 2016.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(11)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 14, 2019	PICO Holdings, Inc. By: /s/ Dorothy A. Timian-Palmer Dorothy A. Timian-Palmer Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 14, 2019 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Dorothy A. Timian-Palmer	Chief Executive Officer and President
Dorothy A. Timian-Palmer	(Principal Executive Officer)

/s/ John T. Perri	Chief Financial Officer and Secretary
John T. Perri	(Principal Financial Officer)

/s/ Maxim C.W. Webb	Executive Chairman of the Board
Maxim C.W. Webb

/s/ Gregory E. Bylinsky	Director
Gregory E. Bylinsky

/s/ Eric H. Speron	Director
Eric H. Speron

/s/ Nicole L. Weymouth	Director
Nicole L. Weymouth