Form 10-Q
period 2019-03-31
PICO HOLDINGS INC /NEW
filed 2019-05-03
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number 033-36383

PICO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	94-2723335 (IRS Employer Identification No.)

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par Value $0.001	PICO	Nasdaq Stock Market LLC

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

On April 19, 2019, the registrant had 20,249,782 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Three Months Ended March 31, 2019

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$17,176	$12,550
Real estate and tangible water assets, net	42,606	44,298
Intangible assets	121,027	121,917
Right of use assets, net	433	—
Other assets	1,304	1,446
Total assets	$182,546	$180,211

Liabilities and equity
Lease liabilities	$433	$—
Other liabilities	2,818	3,448
Accounts payable and accrued expenses	305	139
Total liabilities	3,556	3,587

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 20,319 issued and 20,306 outstanding at March 31, 2019, and 20,848 issued and 20,726 outstanding at December 31, 2018	20	21
Additional paid-in capital	347,944	353,250
Accumulated deficit	(168,852)	(175,536)
Treasury stock, at cost (common shares: 12 at March 31, 2019 and 121 at December 31, 2018)	(122)	(1,111)
Total shareholders’ equity	178,990	176,624
Total liabilities and shareholders’ equity	$182,546	$180,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues and other income:
Sale of real estate and water assets	$11,982	$247
Other income, net	138	97
Total revenues and other income	12,120	344

Cost of sales and expenses:
Cost of real estate and water assets sold	2,582	219
General, administrative, and other	2,749	2,966
Depreciation and amortization	105	22
Total cost of sales and expenses	5,436	3,207
Income (loss) before income taxes	6,684	(2,863)
Provision for federal and state income taxes	—	—
Net income (loss)	$6,684	$(2,863)

Other comprehensive income (loss):
Net income (loss)	$6,684	$(2,863)
Other comprehensive income (loss), net of tax:
Unrealized loss on securities, net of deferred income tax and reclassification adjustments	—	(544)
Total other comprehensive loss, net of tax	—	(544)
Comprehensive income (loss)	$6,684	$(3,407)
Net income (loss) per common share – basic and diluted	$0.33	$(0.12)
Weighted average shares outstanding	20,539	23,104

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2019
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2018	20,848	$21	$353,250	$(175,536)	121	$(1,111)	$176,624
Stock-based compensation expense			22				22
Purchases of treasury stock					420	(4,340)	(4,340)
Retirement of treasury stock	(529)	(1)	(5,328)		(529)	5,329	—
Net income				6,684			6,684
Ending balance, March 31, 2019	20,319	$20	$347,944	$(168,852)	12	$(122)	$178,990

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2018
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2017	23,154	$23	$379,388	$(172,767)	$544	1	$(25)	$207,163
Stock-based compensation expense			124					124
Purchase of treasury stock						442	(4,985)	(4,985)
Retirement of treasury stock	(336)		(3,776)			(336)	3,776	—
Net loss				(2,863)				(2,863)
Reclassification of unrealized gain on investments to accumulated deficit				561	(544)			17
Ending balance, March 31, 2018	22,818	$23	$375,736	$(175,069)	$—	107	$(1,234)	$199,456

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net cash provided by (used in) operating activities	$8,966	$(2,272)

Investing activities:
Purchases of property, plant and equipment	—	(17)
Net cash used in investing activities	—	(17)

Financing activities:
Purchases of treasury stock	(4,340)	(4,985)
Net cash used in financing activities	(4,340)	(4,985)

Increase (decrease) in cash and cash equivalents	4,626	(7,274)
Cash and cash equivalents, beginning of the period	12,550	37,128
Cash and cash equivalents, end of the period	$17,176	$29,854

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

Smaller Reporting Company

The Company qualifies as a smaller reporting company (“SRC”) under the SEC’s definition and therefore certain disclosures that are no longer required have been removed in accordance with the SEC’s disclosure requirements for SRCs.

Use of Estimates in Preparation of Financial Statements:

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to the assessment of impairment losses, intangible assets, tangible water assets and real estate, and deferred income taxes. It is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

Recent Accounting Pronouncements:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which establishes a right-of-use model that requires a lessee to record a right-of-use (“ROU”) asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either "finance" or "operating," with classification affecting the pattern of expense recognition in the income statement. This update requires a modified retrospective transition as of the beginning of the earliest comparative period presented in the financial statements. This update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.

The Company adopted this lease standard effective January 1, 2019, applying an optional transition method that will allow the Company to continue to apply the current guidance of ASC 840 in the comparative periods in the year of adoption. The Company has elected the “package of practical expedients,” which permits the Company not to reassess prior conclusions about lease identification, lease classification and initial direct costs. The Company has also made an accounting policy election to not recognize ROU assets or lease liabilities for leases with terms of 12 months or less. The adoption of this guidance has resulted in the recording of additional ROU assets and lease liabilities for operating leases of $522,000 as of January 1, 2019. The adoption of this guidance did not have an impact on net income.

In January 2016, the FASB issued guidance which makes several changes, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in earnings. Effective January 1, 2018, the Company adopted the new guidance and recorded a cumulative effect adjustment to decrease opening retained deficit at January 1, 2018 by $561,000, as required for equity investments recorded at fair value, formerly available-for-sale-securities.

In May 2014, the FASB issued guidance regarding revenue from contracts with customers, which provides a consistent revenue accounting model across industries. The Company has reviewed this update and other guidance that was subsequently issued to further clarify the implementation guidance. Under this guidance, revenue is recognized as the transfer of goods and services to customers takes place and in amounts that reflect the payment or payments that are expected to be received from the customers for those goods and services and requires new disclosures about revenue. The Company adopted the guidance effective January 1, 2018, which did not have a material impact on its consolidated financial statements.

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	March 31, 2019	December 31, 2018
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of March 31, 2019 and December 31, 2018	$9,469	$9,469
Other real estate inventories	3,522	5,207
Tangible water assets	29,615	29,622
Total real estate and tangible water assets	$42,606	$44,298

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	March 31, 2019	December 31, 2018
Pipeline rights and water credits at Fish Springs Ranch	$82,226	$83,108
Pipeline rights and water rights at Carson-Lyon	21,538	21,542
Other	17,263	17,267
Total intangible assets	$121,027	$121,917

4. Leases
The Company has operating leases for two offices (Carson City, Nevada and La Jolla, California) which include monthly rental payments.

Leases consisted of the following (in thousands):

Leases	March 31, 2019
Assets
Operating lease ROU assets, net(1)	$433
Liabilities
Operating lease liabilities	$433

Weighted Average Remaining Lease Term	1.2 years

(1) Operating lease ROU assets are recorded net of accumulated amortization of $88,000 as of March 31, 2019.

Supplemental cash flow information related to leases is as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$88

5. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $88,000 and $103,000 for the three months ended March 31, 2019 and 2018 respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2019	$267
2020	166
Total	$433

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

6. Accumulated Other Comprehensive Income

There was no accumulated other comprehensive income for the three months ended March 31, 2019.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

Three Months Ended March 31, 2018
Beginning balance	$544
Unrealized loss reclassified and recognized in net loss, net of tax (1)	17
Unrealized gain reclassified to accumulated deficit, net of tax	(561)
Foreign exchange reclassified and recognized in net loss, net of tax (1)	—
Net change in other comprehensive income, net of tax	(544)
Accumulated other comprehensive income	$—

(1) Amounts reclassified from this category are included in other income, net in the condensed consolidated statement of operations and comprehensive income or loss.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, in “Item 1A: Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

Business Strategy and Goals

PICO Holdings, Inc. is a holding company. In this Quarterly Report, PICO and its subsidiaries are collectively referred to as “PICO,” “the Company,” or by words such as “we” and “our.”

Our objective is to maximize long-term shareholder value. Currently, we believe the highest potential return to shareholders is from a return of capital. As we monetize assets, rather than reinvest the proceeds, we intend to return capital back to shareholders through a stock repurchase program or by other means such as special dividends. Nonetheless, we may, from time to time, reinvest a portion of proceeds from asset monetizations in further development of existing assets, if we believe the returns on such reinvestment outweigh the benefits of a return of capital.

As of March 31, 2019, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico.

Results of Operations

Shareholders’ Equity (in thousands):

	March 31, 2019	December 31, 2018	Change
Shareholders’ equity	$178,990	$176,624	$2,366
Shareholders’ equity per share	$8.81	$8.52	$0.29

The increase in our shareholders’ equity during the three months ended March 31, 2019, was primarily due to net income of $6.7 million offset by the repurchase of approximately 420,000 shares of our common stock for $4.3 million.

Total Assets and Liabilities (in thousands):

	March 31, 2019	December 31, 2018	Change
Total assets	$182,546	$180,211	$2,335
Total liabilities	$3,556	$3,587	$(31)

Total assets increased during the three months ended March 31, 2019, primarily due to increased cash from asset sales offset by cash used to fund working capital and to repurchase our common stock.

Results of Operations — Three Months Ended March 31, 2019 and 2018 (in thousands)

	Three Months Ended March 31,
	2019	2018
Revenues
Sale of real estate and water assets	$11,982	$247
Other income	138	97
Total revenue and other income	12,120	344

Costs
Cost of real estate and water assets sold	2,582	219

Expenses
Salaries and benefits (1)	1,415	1,370
Professional service expense	420	969
Office expense	43	157
Other expense	871	471
Depreciation and amortization(2)	105	21
Total expenses	2,854	2,988
Income (loss) before income taxes	$6,684	$(2,863)
(1) Salaries and benefits included a termination payment accrual of $201,000 in the three months ended March 31, 2019. We had no such expenditures in the three months ended March 31, 2018.
(2) Increase in Depreciation and amortization is due to the adoption of ASC 840 - Leases (see note 1 and 4)

We continue to reduce certain expenses as we transition our finance and other business functions and consolidate our operations in our Carson City, Nevada office. We expect to report reductions in salaries and benefits after we complete the transition in May 2019.

During the three months ended March 31, 2019, we recorded $2.6 million in cost of real estate and water assets sold and $404,000 in related commissions paid reported in other expense in the table above resulting from the sale of various real estate and water rights assets during the period.

Included in professional service expense for the three months ended March 31, 2018, was $570,000 for legal and consulting costs incurred in connection with our appeal process in New Mexico related to the award to the Company of 350 acre - feet of water rights. We had no such expenditures during the three months ended March 31, 2019.

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

Liquidity and Capital Resources — Three Months Ended March 31, 2019 and 2018

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. We classify such sales and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at March 31, 2019, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from asset sales will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, obtain a line of credit, or complete a debt or equity offering. Any equity or convertible debt offering may be dilutive to our shareholders and any debt offering may include operating covenants that could restrict our business. We are currently not subject to any debt covenants that limit our ability to obtain additional financing through debt or equity offerings.

We expect to continue to repurchase shares of our common stock in the open market at opportunistic prices, up to our current board approved amount of $50 million.

Cash Flows

Cash Flows From Operating Activities

Our operations generated $9 million of cash during the first three months of 2019. The principal operating cash inflow was $12 million from the sale of various real estate and water rights assets. This was offset by $2.7 million of cash used for overhead and various project expenses.

Our operations used $2.3 million of cash during the first three months of 2018. The principal operating cash inflow was $247,000 from the sale of various real estate and water rights assets. This was offset by $2.6 million of cash used for overhead and various project expenses.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the three months ended March 31, 2019 and March 31, 2018.

Cash Flows From Financing Activities

We used $4.3 million and $5 million in cash to repurchase shares of our common stock during the three months ended March 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

None.

Item 1A: Risk Factors

The following information sets out factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. Investors should carefully consider the following risks, together with other matters described in this Quarterly Report on Form 10-Q or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly.

The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2018. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

General economic conditions could have a material adverse effect on our financial results, financial condition and the demand for and the fair value of our assets.

Our operations are sensitive to the general economic conditions in the local markets in which our assets are located. International, national, and regional economic conditions may also affect our markets. General weak economic conditions and either slow or non-existent rates of growth in the markets in which we operate could have a material adverse effect on the demand for and value of our water assets. Weak economic conditions include higher unemployment, inflation, deflation, decreases in consumer demand, changes in buying patterns, a weakened dollar, higher consumer debt levels, higher interest rates, especially higher mortgage rates, higher tax rates, and other changes in tax laws or other economic factors that may affect commercial and residential real estate development.

Specifically, high national, regional, or local unemployment may arrest or delay growth of the residential and commercial real estate markets in which we operate, which could adversely affect the demand for and value of our water assets. Any prolonged lack of demand for our water assets could have a significant adverse effect on our revenues, results of operations, cash flows, and the return on our investment from these assets.

Our future revenue is uncertain and depends on a number of factors that may make our revenue, profitability, cash flows, and the fair value of our assets volatile.

Our future revenue and profitability of our water resource and water storage operations will primarily be dependent on our ability to develop and sell or lease our water assets. Because our water resource and water storage operations represent almost the entirety of our overall business at present, our long-term profitability and the fair value of the assets related to our water resource and water storage operations, could be adversely affected by various factors, including the drought in the southwest, regulatory approvals and permits associated with such assets, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resource and water storage development projects. Moreover, our profitability, and the fair value of the assets related to our water resource and water storage operations, are significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic, and technological factors, as well as the relative strength of the residential, commercial, financial, and industrial real estate markets. Additionally, to the extent that we hold junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders. The factors described above are not within our control.

One or more of the above factors in one or more of our operating segments could negatively affect our revenue and profitability, our financial condition and cash flows, cause our results of operations to be volatile, and could adversely affect our rate of return on our water assets and cause us to divest such assets for less than our intended return on our investment.

A downturn in the homebuilding and land development sectors in our markets would materially adversely affect our business, results of operations, and the demand for and the fair value of our assets.

The homebuilding industry experienced a significant and sustained downturn in recent years, resulting from factors that include, but are not limited to, weak general economic and employment growth, limited access to capital, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose mortgage loan balances exceeded the market value of their homes, and tight lending standards for mortgage loans that limited consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets, where a substantial amount of our water assets are located, including the states of Nevada, Arizona, Colorado, and New Mexico. The continuation of the recent improvement in residential and commercial real estate development activity is essential to our ability to generate revenue and operating income in our water resource and water storage business. We are unable to predict whether and to what extent this recovery will continue. Any future slow-down in real estate and homebuilding activity could adversely affect development projects within the markets in which our water assets are located, and could materially affect the demand for and the fair value of our assets and our ability to monetize them. Declines and weak conditions in the U.S. housing market in prior years have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have a negative effect on the national housing market and in the markets in which we operate, although the Nevada market may be less impacted due to the lack of a state income tax.

We may not be able to realize the anticipated value of our water assets in our projected time frame, if at all.

We expect that the current rate of growth of the economy will continue to have an impact on real estate market fundamentals. Depending on how markets perform in the short and long-term, the state of the economy, nationally and locally where our assets are concentrated, could result in a decline in the value of our existing water assets, or cause us to retain such assets longer than we initially expected, which would negatively affect our rate of return on our water assets, cause us to divest such assets for less than our intended return on investment, or cause us to incur impairments of the book values of such assets to estimated fair value. Such events would adversely impact our financial condition, results of operations, and cash flows.

The fair values of our water assets are linked to growth factors concerning the local markets in which our assets are concentrated and may be impacted by broader economic issues.

Both the demand for, and fair value of, our water assets are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located. The local economies where our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in southern Nevada, Colorado, and New Mexico, may be adversely affected by factors such as the local level of employment, the availability and cost of financing for real estate development , and the affordability of housing. The unemployment rate in these states, as well as credit market conditions, may prolong a slowdown of the local economies where our real estate and water assets are located. These developments, if they occur, could materially and adversely affect the demand for, and the fair value of, our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows, and the return on our investment from these assets.

The fair values of our water assets may decrease, which could adversely affect our results of operations with losses from asset impairments.

The fair value of our water resource and water storage assets depends on market conditions. We acquired water resources and land for expansion into new markets and for replacement of inventory and expansion within our current markets. The valuation of real estate and water assets is inherently subjective, based on the individual characteristics of each asset and the demand for that asset. Factors such as changes in regulatory requirements and applicable laws, political conditions, the condition of financial markets, local and national economic conditions, change in efficiencies of water use, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject our asset valuations to uncertainties. In addition, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If population growth and, as a result, water and/or housing demand in our markets fails to meet our expectations when we acquired our real estate and water assets, our profitability may be adversely affected, and we may be unable to recover our costs when we sell our real estate and water assets. We regularly review the value of our water assets. These reviews have resulted in recording significant impairment losses in prior years to our water resource assets. Such impairments have adversely affected our results of operations and our financial condition in those years.

If future market conditions adversely affect the anticipated timing and the volume of sales of our water assets, we may be required to record further significant impairments to the carrying value of our water assets, which would adversely affect our results of operations and our financial condition.

* The majority of our remaining assets and operations consist of our existing water resource and water storage operations that are concentrated in a limited number of assets and markets, making our cash flows, profitability and the fair value of those assets difficult to predict and vulnerable to conditions and fluctuations of the local economies where those operations and assets are located.

We anticipate that a significant amount of our water resource and water storage revenue, results of operations, and cash flows will come from a limited number of assets, which primarily consist of our water rights in Nevada and our water storage operations in Arizona. Our two most significant assets are our water storage operations in Arizona and our water rights to serve the north valleys area of Reno, Nevada. As a result of this concentration, we expect our invested capital and results of operations will be vulnerable to the conditions and fluctuations in these local economies, along with changes in local and regional government land use, zoning, permitting approvals and other regulatory action.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At March 31, 2019, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 53,550 acre-feet of water stored in the Phoenix Active Management Area at March 31, 2019. We have not stored any water on behalf of any customers and, as of March 31, 2019, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of March 31, 2019, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $82.2 million. To date, we have sold only a small amount of the water credits. and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes and residential and commercial development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to primarily come from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

We may suffer uninsured losses or suffer material losses in excess of insurance limits.

We could suffer physical damage to assets at one or more of our different businesses, and the losses resulting from such damage may not be fully recoverable by insurance. In addition, certain types of risks, such as personal injury claims or other tortious conduct, may be, or may become in the future, either uninsurable or uneconomical to insure, or may not be currently or in the future covered by our insurance or subject to significant deductibles or limits. If an uninsured loss, or a loss in excess of insured limits, occurs or is subject to a large deductible, we could sustain financial loss or lose capital invested in the affected asset(s), as well as anticipated future income from that asset. In addition, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles.

We may not receive all of the permitted water rights we expect from the water rights applications we have filed in Nevada and New Mexico.

We have filed certain water rights applications in Nevada and New Mexico. In Nevada the filings are primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate or as otherwise required. We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital invested in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, legal and consulting costs for hearings with the State Engineer, and other compliance costs. Until the State Engineer, or other authority in the relevant state, permits the water rights we are applying for, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights, if any, that will be permitted by the State Engineer or other authority. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that could be permitted may result in the write down of capitalized costs which could adversely affect the return on our investment from those assets, our revenues, results of operations, and cash flows.

Variances in physical availability of water, along with environmental and legal restrictions and legal impediments, could adversely affect profitability.

We value our water assets, in part, based upon the volume (as measured in acre-feet) of water we anticipate from water rights applications and our permitted water rights. Our water and water rights and the transferability of these rights to other uses, persons, and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado, Nevada, and New Mexico. The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions, including, with limitation, restrictions on transfer of water rights.

As a result, the volume of water anticipated from the water rights applications or permitted rights may not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement. Additionally, we may face legal restrictions on the sale or transfer of some of our water assets, which may adversely affect their commercial value. If the volume of water yielded from our water rights applications is less than our expectations, or we are unable to transfer or sell our water assets, we may be unable to achieve some or all of our anticipated returns, which may adversely affect our revenues, profitability and cash flows.

Purchasers of our real estate and water assets may default on their obligations to us and adversely affect our results of operations and cash flow.

In certain circumstances, we finance sales of real estate and water assets, and we secure such financing through deeds of trust on the property, which are only released once the financing has been fully paid. Purchasers of our real estate and water assets may default on their financing obligations. Such defaults may have an adverse effect on our business, financial condition, and the results of operations and cash flows.

Our sale of water assets may be subject to environmental regulations which would impact our revenues, profitability, and cash flows.

The quality of the water assets we lease or sell may be subject to regulation by the United States Environmental Protection Agency acting pursuant to the United States Safe Drinking Water Act, along with other federal, state and local regulations. While environmental regulations may not directly affect us, the regulations regarding the quality of water distributed affects our intended customers and may, therefore, depending on the quality of our water, affect the price and terms upon which we may in the future sell our water assets. If we need to reduce the price of our water assets in order to make a sale to our intended customers, our balance sheet, return on investment, results of operations, and financial condition could suffer.

Our water assets may be impacted by legal and political opposition in certain locations.

The water assets we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws and regulations concerning water rights in the states of Arizona, Nevada, Colorado and New Mexico, and may be directly or indirectly affected by other federal, state and local laws and regulations related to water and land use. Our development and sale of water assets is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits and possible litigation. Additionally, the transfer of water resources from one use to another may affect the economic base or impact other community issues including development, and will, in some instances, be met with local opposition. Moreover, municipalities who may regulate the use of water we sell to them in order to manage growth and could also impose additional requirements that we must satisfy to sell our water assets.

If we are unable to effectively transfer, sell, and convey water resources, our ability to monetize those assets will suffer and our return on investment, revenues and financial condition would decline.

If our assets decline in value, our financial condition and the return on our investment could suffer.

Historically, we have acquired and invested in businesses and assets that we believed were undervalued or that would benefit from additional capital, restructuring of operations, strategic initiatives, or operational efficiencies. If any previously acquired business, investment or asset fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations, and cash flows. If we are not successful in managing our previous acquisitions and investments, our business, financial condition, results of operations and cash flows could be materially affected. Such business failures, declines in assets fair values, and/or failure to manage acquisitions or investments, could result in a negative return on equity. We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and equity.

Future dispositions of our businesses, assets, operations and investments, if unsuccessful, could reduce the value of our common stock. Any future dispositions may result in significant changes in the composition of our assets and liabilities. Consequently, our financial condition, results of operations and the trading price of our common stock may be affected by factors different from those historically affecting our financial condition, results of operations and trading price at the present time.

We may need additional capital in the future to fund our business and financing may not be available on favorable terms, if at all, or without dilution to our shareholders.

We currently anticipate that our available capital resources and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide any assurance that such resources will be sufficient to fund our business over longer periods. We may be required to raise additional funds through public or private debt, equity or hybrid securities financings, including, without limitation, the issuance of securities.

We may experience difficulty in raising necessary capital in view of the recent volatility in the capital markets and increases in the cost of finance, especially for a small capitalization company like ours. Increasingly stringent rating standards could make it more difficult for us to obtain financing. If we raise additional funds through the issuance of equity or convertible debt securities, the ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. The additional financing we may need may not be available to us, or available on favorable terms. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations or otherwise execute our strategic plan would be significantly limited. In any such case, our business, operating results, or financial condition could be materially adversely affected.

* Our ability to utilize net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986 (the “Code”), as amended, if our Company undergoes an “ownership change” (generally defined as a greater than fifty-percent (50%) change in the percentage of stock owned by one or more five percent (5%) or more shareholders (measured by the relative fair market value of that shareholder’s stock compared to the total value of all outstanding stock, excluding changes in ownership attributable to fluctuations in value between different classes of stock)) as of the testing date, measured over a three year period, or a period beginning with any previous testing date, whichever is shorter, the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. Notwithstanding our adoption of a tax benefit preservation plan, which was ratified by our shareholders at our 2018 annual meeting, it is possible that we could experience ownership changes in the future as a result of shifts in our stock ownership. As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $170.1 million and $154.3 million, respectively, which, depending on ownership changes, could be limited by Section 382 of the Code.

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

We own assets that are unique, complex in nature, and difficult to understand. In particular, our water resource business is a developing industry in the United States with very little historical and comparable data, very complex valuation issues and a limited following of analysts. Because our assets are unique, analysts and investors may be unable to adequately evaluate our operations and enterprise as a going concern. This could cause analysts and investors to make inaccurate evaluations of our stock, or to overlook the Company in general. As a result, the trading volume and price of our stock could suffer and may be subject to excessive volatility.

Fluctuations in the market price of our common stock may affect your ability to sell your shares.

The trading price of our common stock has historically been, and we expect will continue to be, subject to fluctuations. The market price of our common stock may be significantly impacted by:

•	quarterly variations in financial performance and condition of our various businesses;

•	shortfalls in revenue or earnings from estimates forecast by securities analysts or others;

•	changes in estimates by such analysts;

•	the ability to monetize our water assets for an adequate economic return, including the length of time any such monetization may take;

•	our competitors’ announcements of extraordinary events such as acquisitions;

•	litigation;

•	general economic conditions and other matters described herein;

•	the number of analysts who follow our stock and their understanding of our business; and

•	the volume of trading in our stock

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include one time transactions and impairment losses. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock. Such fluctuations in the market price of our common stock could affect the value of your investment and your ability to sell your shares.

Litigation may harm our business or otherwise distract our management.

Substantial, complex or extended litigation could cause us to incur large expenditures and distract our management. For example, lawsuits by employees, shareholders or customers could be very costly and substantially disrupt our business. Additionally, from time to time we or our subsidiaries will have disputes with companies, governmental and tribal entities, special interest groups, or individuals which may result in litigation that could necessitate our management’s attention and require us to expend our resources. We may be unable to accurately assess our level of exposure to specific litigation, and we cannot provide any assurance that we will always be able to resolve such disputes out of court or on terms favorable to us. We may be forced to resolve litigation in a manner not favorable to us, and such resolution could have a material adverse impact on our consolidated financial condition or results of operations.

We have been the subject of shareholder activism efforts that could cause a material disruption to our business.

In the past, certain investors took steps to involve themselves in the governance and strategic direction of our Company due to governance and strategic-related disagreements with us. While we have formally settled with certain of those activists, other investors could take steps to involve themselves in the governance and strategic direction of our Company. Such shareholder activism efforts could result in substantial costs and diversion of management’s attention and resources, harming our business and adversely affecting the market price of our common stock.

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

If equity analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

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

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including without limitation, cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means.

*Our plan to monetize assets and return capital to our shareholders may lead to a permanent reduction in our market capitalization and adversely affect the trading volume and liquidity for our stock.

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as at March 31, 2019, we had utilized $32.7 million to repurchase approximately 2.9 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock. In addition, we are currently a constituent member of the Russell 2000 index. If we were to lose our representation in the Russell 2000 index as a result of our market capitalization falling below the threshold for inclusion in the index, whether due to a decline in our stock price and/or a reduction in the number of shares outstanding, or for any other reason, certain of our current institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS, CASH FLOWS, AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORICAL FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS, CASH FLOWS, AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended March 31, 2019:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
January 1 to January 31, 2019	111,209	$9.81	2,613,706	$20,543
February 1 to February 28, 2019	132,416	$10.60	2,746,122	$19,140
March 1 to March 31, 2019	176,769	$10.44	2,922,891	$17,924
Total	420,394

(1) The stock repurchase program was announced on March 2, 2017. Our Board of Directors authorized up to $50 million to be used under this program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

We previously disclosed in a Current Report on Form 8-K that we entered into a Transition Agreement with Mr. John T. Perri, the Company’s Chief Financial Officer (the “Transition Agreement”), which provided the terms by which Mr. Perri would continue to provide services to us as we sought to transfer Mr. Perri’s responsibilities to a new finance staff in Carson City, Nevada. As contemplated by the terms of the Transition Agreement, effective immediately following the filing of this Quarterly Report on Form 10-Q, Mr. Perri will cease to be our Chief Financial Officer and his employment with the Company will terminate.

Effective immediately following the filing of this Quarterly Report on Form 10-Q, our Board of Directors appointed Mr. Maxim C.W. Webb as our Chief Financial Officer. Mr. Webb currently serves as a member of our Board of Directors as the Executive Chairman, a position he will continue to hold while performing his duties as our Chief Financial Officer. Biographical information regarding Mr. Webb, as well as a description of his amended and restated employment agreement, was provided in our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on March 22, 2019.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of PICO Holdings, Inc. (1)
3.2	By laws of PICO Holdings, Inc. (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (2)
4.1	Section 382 Rights Agreement, dated as of July 24, 2017, by and between PICO Holdings, Inc. and Computershare Trust Company, N.A. (2)
4.2	PICO Holdings, Inc. Stock Certificate (3)
10.1	PICO Holdings, Inc. Amended and Restated Nonemployee Director Compensation Policy
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2017.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 24, 2017.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	May 2, 2019	By: /s/ John T. Perri
John T. Perri
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)