Form 10-Q
period 2019-06-30
PICO HOLDINGS INC /NEW
filed 2019-08-08
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

On July 26, 2019, the registrant had 20,050,803 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Six Months Ended June 30, 2019

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$9,684	$12,550
Real estate and tangible water assets, net	42,598	44,298
Intangible assets	123,517	121,917
Right of use assets, net	345	—
Other assets	957	1,446
Total assets	$177,101	$180,211

Liabilities and equity
Lease liabilities	$345	$—
Other liabilities	1,491	3,448
Accounts payable and accrued expenses	80	139
Total liabilities	1,916	3,587

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 20,067 issued and 20,062 outstanding at June 30, 2019, and 20,848 issued and 20,726 outstanding at December 31, 2018	20	21
Additional paid-in capital	345,190	353,250
Accumulated deficit	(169,970)	(175,536)
Treasury stock, at cost (common shares: 5 at June 30, 2019 and 121 at December 31, 2018)	(55)	(1,111)
Total shareholders’ equity	175,185	176,624
Total liabilities and shareholders’ equity	$177,101	$180,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues and other income:
Sale of real estate and water assets	$2,430	$10,480	$14,412	$10,727
Other income, net	233	132	371	229
Total revenues and other income	2,663	10,612	14,783	10,956

Cost of sales and expenses:
Cost of real estate and water assets sold	1,706	4,141	4,287	4,360
General, administrative, and other	1,971	2,122	4,722	5,088
Depreciation and amortization	104	18	208	39
Total cost of sales and expenses	3,781	6,281	9,217	9,487
Income (loss) before income taxes	(1,118)	4,331	5,566	1,469
Provision for federal and state income taxes	—	(72)	—	(72)
Income (loss) from continuing operations	(1,118)	4,259	5,566	1,397
Income on sale and impairment loss on classification of assets as held-for-sale, net of tax	—	43	—	43
Net income (loss)	$(1,118)	$4,302	$5,566	$1,440

Other comprehensive income (loss):
Net income (loss)	$(1,118)	$4,302	$5,566	$1,440
Other comprehensive income (loss), net of tax:
Unrealized loss on securities, net of deferred income tax and reclassification adjustments	—	—	—	(544)
Total other comprehensive loss, net of tax	—	—	—	(544)
Comprehensive income (loss)	$(1,118)	$4,302	$5,566	$896
Net income (loss) per common share – basic and diluted	$(0.06)	$0.19	$0.27	$0.06
Weighted average shares outstanding	20,185	22,358	20,361	22,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Six Months Ended June 30, 2019
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2018	20,848	$21	$353,250	$(175,536)	121	$(1,111)	$176,624
Stock-based compensation expense			22				22
Purchases of treasury stock					420	(4,340)	(4,340)
Retirement of treasury stock	(529)	(1)	(5,328)		(529)	5,329	—
Net income				6,684			6,684
Ending balance, March 31, 2019	20,319	$20	$347,944	$(168,852)	12	$(122)	$178,990
Stock-based compensation expense			22				22
Exercise of restricted stock units			(5)				(5)
Purchases of treasury stock					245	(2,704)	(2,704)
Retirement of treasury stock	(252)		(2,771)		(252)	2,771	—
Net loss				(1,118)			(1,118)
Ending balance, June 30, 2019	20,067	$20	$345,190	$(169,970)	5	$(55)	$175,185

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Six Months Ended June 30, 2018
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2017	23,154	$23	$379,388	$(172,767)	$544	1	$(25)	$207,163
Stock-based compensation expense			124					124
Purchase of treasury stock						442	(4,985)	(4,985)
Retirement of treasury stock	(336)		(3,776)			(336)	3,776	—
Net loss				(2,863)				(2,863)
Reclassification of unrealized gain on investments to accumulated deficit				561	(544)			17
Ending balance, March 31, 2018	22,818	$23	$375,736	$(175,069)	$—	107	$(1,234)	$199,456
Stock-based compensation expense			176					176
Exercise of restricted stock units	23							—
Purchase of treasury stock						713	(7,960)	(7,960)
Retirement of treasury stock	(819)	(1)	(9,168)			(819)	9,169	—
Net income				4,302				4,302
Ending balance, June 30, 2018	22,022	$22	$366,744	$(170,767)	$—	1	$(25)	$195,974

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net cash provided by operating activities	$4,195	$6,571
Cash used in operating activities - discontinued operations	—	(313)
Net cash provided by (used in) operating activities	4,195	6,258

Investing activities:
Proceeds from sale of investments	—	103
Proceeds from maturity of investments	—	80
Purchases of property, plant and equipment	(12)	(18)
Net cash provided by (used in) investing activities	(12)	165

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	(5)	—
Purchases of treasury stock	(7,044)	(12,945)
Net cash used in financing activities	(7,049)	(12,945)

Decrease in cash and cash equivalents	(2,866)	(6,522)
Cash and cash equivalents, beginning of the period	12,550	37,128
Cash and cash equivalents, end of the period	$9,684	$30,606

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

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	June 30, 2019	December 31, 2018
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of June 30, 2019 and December 31, 2018	$9,469	$9,469
Other real estate inventories	3,522	5,207
Tangible water assets	29,607	29,622
Total real estate and tangible water assets	$42,598	$44,298

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	June 30, 2019	December 31, 2018
Pipeline rights and water credits at Fish Springs Ranch	$82,226	$83,108
Pipeline rights and water rights at Carson-Lyon	25,646	21,542
Other	15,645	17,267
Total intangible assets	$123,517	$121,917

4. Leases
The Company has operating leases for two offices (Carson City, Nevada and La Jolla, California) which include monthly rental payments.

Leases consisted of the following (in thousands):

Leases	June 30, 2019
Assets
Operating lease ROU assets, net(1)	$345
Liabilities
Operating lease liabilities	$345

Weighted Average Remaining Lease Term	1.0 years

(1) Operating lease ROU assets are recorded net of accumulated amortization of $177,000 as of June 30, 2019.

Supplemental cash flow information related to leases is as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$177

5. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $89,000 for the three months ended June 30, 2019 and 2018, and $177,000 and $192,000 for the six months ended June 30, 2019 and 2018, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2019	$179
2020	166
Total	$345

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

6. Accumulated Other Comprehensive Income

There was no accumulated other comprehensive income for the three and six months ended June 30, 2019.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Beginning balance	$—	$544
Unrealized loss reclassified and recognized in net loss, net of tax (1)	—	16
Unrealized gain reclassified to accumulated deficit, net of tax	—	(560)
Foreign exchange reclassified and recognized in net loss, net of tax (1)	—	—
Net change in other comprehensive income, net of tax	—	(544)
Accumulated other comprehensive income	$—	$—

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

As of June 30, 2019, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico.

Results of Operations

Shareholders’ Equity (in thousands):

	June 30, 2019	December 31, 2018	Change
Shareholders’ equity	$175,185	$176,624	$(1,439)
Shareholders’ equity per share	$8.73	$8.52	$0.21

The decrease in our shareholders’ equity during the six months ended June 30, 2019, was primarily due to net income of $5.6 million offset by the repurchase of approximately 665,000 shares of our common stock for $7.0 million.

Total Assets and Liabilities (in thousands):

	June 30, 2019	December 31, 2018	Change
Total assets	$177,101	$180,211	$(3,110)
Total liabilities	$1,916	$3,587	$(1,671)

Total assets decreased during the six months ended June 30, 2019, primarily due to cash applied to repurchases of common stock, which was partially offset by gains recorded on sales of assets.

Total liabilities decreased during the six months ended June 30, 2019, primarily as a result of the payment in the the second quarter of 2019 of approximately $1.3 million of termination payments accrued at December 31, 2018.

Results of Operations — Six Months Ended June 30, 2019 and 2018 (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
Revenues
Sale of real estate and water assets	$2,430	$10,480	$(8,050)	$14,412	$10,727	$3,685
Other income	233	132	101	371	229	142
Total revenue and other income	2,663	10,612	(7,949)	14,783	10,956	3,827

Costs
Cost of real estate and water assets sold	1,706	4,141	(2,435)	4,287	4,360	(73)

Expenses
Salaries and benefits (1)	1,079	1,150	(71)	2,493	2,524	(31)
Professional service expense	240	347	(107)	660	1,312	(652)
Office expense	152	138	14	107	295	(188)
Other expense	500	487	13	1,462	958	504
Depreciation and amortization(2)	104	18	86	208	38	170
Total expenses	2,075	2,140	(65)	4,930	5,127	(197)
Income (loss) before income taxes	$(1,118)	$4,331	$(5,449)	$5,566	$1,469	$4,097
(1) Salaries and benefits included a termination payment accrual of $201,000 and $255,000 for the three and six months ended June 30, 2019, respectively. We had no such expenditures in the six months ended June 30, 2018. The termination payment accruals in 2019 were partially offset by lower salary and benefits cost as compared to prior periods due to the completion of the transition of our finance and accounting functions to Carson City, Nevada in May, 2019.
(2) Increase in Depreciation and amortization is due to the adoption of ASC 842 - Leases (see note 1 and 4)

Included in professional service expense for the three and six months ended June 30, 2018, was $152,000 and $723,000 for legal and consulting costs incurred in connection with our appeal process in New Mexico related to the award to the Company of 350 acre - feet of water rights. We had no such expenditures during the three and six months ended June 30, 2019.

Other expense for the six months ended June 30, 2019 included the commissions and other costs of approximately $404,000 related to the sale of Dodge Flat land and certain water rights in northern Nevada.

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

Liquidity and Capital Resources — Six Months Ended June 30, 2019 and 2018

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. We classify such sales and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at June 30, 2019, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from asset sales will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, obtain a line of credit, or complete a debt or equity offering. Any equity or convertible debt offering may be dilutive to our shareholders and any debt offering may include operating covenants that could restrict our business. We are currently not subject to any debt covenants that limit our ability to obtain additional financing through debt or equity offerings.

We expect to continue to repurchase shares of our common stock in the open market at opportunistic prices, up to our current board approved amount of $50 million, subject to working capital requirements.

Cash Flows

Cash Flows From Operating Activities

Our operations generated $4.2 million of cash during the first six months of 2019. The principal operating cash inflow was $14.8 million from the sale of various real estate and water rights assets and operating income. This was offset by $4.9 million of cash used for overhead and various project expenses. In addition, during the six months ended June 30, 2019 we purchased water rights in northern Nevada for approximately $4.2 million and paid termination amounts accrued at December 31, 2018 of approximately $1.3 million.

Our operations generated $6.6 million of cash during the first six months of 2018. The principal operating cash inflow was $10.7 million from the sale of various real estate and water rights assets. This was offset by $4.1 million of cash used for overhead and various project expenses.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the six months ended June 30, 2019 and June 30, 2018.

Cash Flows From Financing Activities

We used $7.0 million and $12.9 million in cash to repurchase shares of our common stock during the six months ended June 30, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13(a) and 15(d)-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our future revenue and profitability of our water resource and water storage operations will primarily be dependent on our ability to develop and sell or lease our water assets. Because our water resource and water storage operations represent almost the entirety of our overall business at present, our long-term profitability and the fair value of the assets related to our water resource and water storage operations could be adversely affected by various factors, including the drought in the southwest, regulatory approvals and permits associated with such assets, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resource and water storage development projects. Moreover, our profitability, and the fair value of the assets related to our water resource and water storage operations, are significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely as demand is affected by climatic, economic, demographic, and technological factors, as well as the relative strength of the residential, commercial, financial, and industrial real estate markets. Additionally, to the extent that we hold junior or conditional water rights, during extreme climatic conditions, such as periods of low flow or drought, our water rights could be subordinated to superior water rights holders. The factors described above are not within our control.

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

Both the demand for, and fair value of, our water assets are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located. The local economies where our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in southern Nevada, Colorado, and New Mexico, may be adversely affected by factors such as the local level of employment, the availability and cost of financing for real estate development, and the affordability of housing. The unemployment rate in these states, as well as credit market conditions, may prolong a slowdown of the local economies where our real estate and water assets are located. These developments, if they occur, could materially and adversely affect the demand for, and the fair value of, our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows, and the return on our investment from these assets.

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

* Our water resource and water storage operations are concentrated in a limited number of assets and markets, making the success of our operations highly dependent on the conditions and fluctuations of the local economies where those operations and assets are located.

We anticipate that a significant amount of our water resource and water storage revenue, results of operations, and cash flows will arise from a limited number of assets, which primarily consist of our water rights in Nevada and our water storage operations in Arizona. Our two most significant assets are our water storage operations in Arizona and our water rights available to serve the north valleys area of Reno, Nevada. As a result of this geographic concentration, we expect the ultimate return of our invested capital, results of operations and cash flows will be closely associated with the conditions and fluctuations of the local economies and with any changes in local and regional government land use, zoning, permitting approvals and other regulatory actions in these regions. Any economic downturn or additional permitting, zoning or planning regulatory requirements in these regions would adversely impact our results of operations, cash flows and our financial condition.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At June 30, 2019, we had approximately 251,000 acre-feet of water stored at the facility. In addition, we had approximately 53,492 acre-feet of water stored in the Phoenix Active Management Area at June 30, 2019. We have not stored any water on behalf of any customers and, as of June 30, 2019, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of June 30, 2019, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date) carried on our balance sheet was approximately $82.2 million. To date, we have sold only a small amount of the water credits. and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes and residential and commercial development, and, as a result, for our assets in Nevada and Arizona, would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to primarily come from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

We currently anticipate that our available capital resources and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we cannot provide any assurance that such resources will be sufficient to fund our business over longer periods. We may be required to raise additional funds through public or private debt, equity, warrants or hybrid securities financings, including, without limitation, the issuance of securities.

We may experience difficulty in raising necessary capital in view of the recent volatility in the capital markets and increases in the cost of finance, especially for a small capitalization company like ours. Increasingly stringent rating standards could make it more difficult for us to obtain financing. If we raise additional funds through the issuance of equity, warrants or convertible or other debt securities, the ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. The additional financing we may need may not be available to us, or available on favorable terms. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations or otherwise execute our strategic plan would be significantly limited. In any such case, our business, operating results, or financial condition could be materially adversely affected.

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as at June 30, 2019, we had utilized $35.4 million to repurchase approximately 3.2 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock. In addition, we are currently a constituent member of the Russell 2000 index along with other indexes and other indexed products. If we were to lose our representation in the Russell 2000 index, or other indexes or indexed products, as a result of our market capitalization falling below the threshold for inclusion in the index, whether due to a decline in our stock price and/or a reduction in the number of shares outstanding, or for any other reason, certain of our current institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS, CASH FLOWS, AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORICAL FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS, CASH FLOWS, AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended June 30, 2019:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
April 1 to April 30, 2019	81,151	$10.76	3,004,042	$16,421
May 1 to May 31, 2019	79,722	$11.30	3,083,764	$15,520
June 1 to June 30, 2019	83,325	$11.16	3,167,089	$14,590
Total	244,198

(1) The stock repurchase program was announced on March 2, 2017. Our Board of Directors authorized up to $50 million to be used under this program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of PICO Holdings, Inc. (1)
3.2	By laws of PICO Holdings, Inc. (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (2)
4.1	Section 382 Rights Agreement, dated as of July 24, 2017, by and between PICO Holdings, Inc. and Computershare Trust Company, N.A. (2)
4.2	PICO Holdings, Inc. Stock Certificate (3)
10.1	PICO Holdings, Inc. Amended and Restated Nonemployee Director Compensation Policy (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2017.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 24, 2017.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2019

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	August 8, 2019	By: /s/ Maxim C.W. Webb
Maxim C.W. Webb
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)