Form 10-Q
period 2019-09-30
PICO HOLDINGS INC /NEW
filed 2019-11-08
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act

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

On October 25, 2019, the registrant had 19,892,949 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Nine Months Ended September 30, 2019

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$11,547	$12,550
Real estate and tangible water assets, net	42,428	44,298
Intangible assets	122,816	121,917
Right of use assets, net	256	—
Other assets	761	1,446
Total assets	$177,808	$180,211

Liabilities and equity
Lease liabilities	$256	$—
Other liabilities	1,705	3,448
Accounts payable and accrued expenses	295	139
Total liabilities	2,256	3,587

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 19,968 issued and 19,961 outstanding at September 30, 2019, and 20,848 issued and 20,726 outstanding at December 31, 2018	20	21
Additional paid-in capital	344,193	353,250
Accumulated deficit	(168,591)	(175,536)
Treasury stock, at cost (common shares: 7 at September 30, 2019 and 121 at December 31, 2018)	(70)	(1,111)
Total shareholders’ equity	175,552	176,624
Total liabilities and shareholders’ equity	$177,808	$180,211

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations and Comprehensive Income or Loss - Unaudited (In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues and other income:
Sale of real estate and water assets	$4,051	$230	$18,463	$10,957
Impairment loss on investment in unconsolidated affiliate	—	(1,312)	—	(1,312)
Other income, net	204	388	575	617
Total revenues and other income	4,255	(694)	19,038	10,262

Cost of sales and expenses:
Cost of real estate and water assets sold	706	98	4,993	4,458
General, administrative, and other	2,067	3,859	6,789	8,947
Depreciation and amortization	103	18	311	57
Total cost of sales and expenses	2,876	3,975	12,093	13,462
Income (loss) before income taxes	1,379	(4,669)	6,945	(3,200)
Provision for federal and state income taxes	—	—	—	(72)
Income (loss) from continuing operations	1,379	(4,669)	6,945	(3,272)
Income on sale and impairment loss on classification of assets as held-for-sale, net of tax	—	—	—	43
Net income (loss)	$1,379	$(4,669)	$6,945	$(3,229)

Other comprehensive income (loss):
Net income (loss)	$1,379	$(4,669)	$6,945	$(3,229)
Other comprehensive income (loss), net of tax:
Unrealized loss on securities, net of deferred income tax and reclassification adjustments	—	—	—	(544)
Total other comprehensive loss, net of tax	—	—	—	(544)
Comprehensive income (loss)	1,379	(4,669)	6,945	(3,773)
Net income (loss) per common share – basic and diluted	$0.07	$(0.21)	$0.34	$(0.15)
Weighted average shares outstanding	20,036	21,754	20,251	22,400

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Nine Months Ended September 30, 2019
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2018	20,848	$21	$353,250	$(175,536)	121	$(1,111)	$176,624
Stock-based compensation expense			22				22
Purchases of treasury stock					420	(4,340)	(4,340)
Retirement of treasury stock	(529)	(1)	(5,328)		(529)	5,329	—
Net income				6,684			6,684
Ending balance, March 31, 2019	20,319	$20	$347,944	$(168,852)	12	$(122)	$178,990
Stock-based compensation expense			22				22
Exercise of restricted stock units			(5)				(5)
Purchases of treasury stock					245	(2,704)	(2,704)
Retirement of treasury stock	(252)		(2,771)		(252)	2,771	—
Net loss				(1,118)			(1,118)
Ending balance, June 30, 2019	20,067	$20	$345,190	$(169,970)	5	$(55)	$175,185
Stock-based compensation expense			22				22
Purchases of treasury stock					101	(1,034)	(1,034)
Retirement of treasury stock	(99)		(1,019)		(99)	1,019	—
Net income				1,379			1,379
Ending balance, September 30, 2019	19,968	$20	$344,193	$(168,591)	7	$(70)	$175,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Nine Months Ended September 30, 2018
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2017	23,154	$23	$379,388	$(172,767)	$544	1	$(25)	$207,163
Stock-based compensation expense			124					124
Purchase of treasury stock						442	(4,985)	(4,985)
Retirement of treasury stock	(336)		(3,776)			(336)	3,776	—
Net loss				(2,863)				(2,863)
Reclassification of unrealized gain on investments to accumulated deficit				561	(544)			17
Ending balance, March 31, 2018	22,818	$23	$375,736	$(175,069)	$—	107	$(1,234)	$199,456
Stock-based compensation expense			176					176
Exercise of restricted stock units	23							—
Purchase of treasury stock						713	(7,960)	(7,960)
Retirement of treasury stock	(819)	(1)	(9,168)			(819)	9,169	—
Net income				4,302				4,302
Ending balance, June 30, 2018	22,022	$22	$366,744	$(170,767)	$—	1	$(25)	$195,974
Stock-based compensation expense			80					80
Purchase of treasury stock						561	(6,908)	(6,908)
Retirement of treasury stock	(337)	—	(4,173)			(337)	4,172	(1)
Distribution of treasury stock to deferred compensation plan participant						(2)	26	26
Net loss				(4,669)				(4,669)
Ending balance, September 30, 2018	21,685	$22	$362,651	$(175,436)	$—	223	$(2,735)	$184,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net cash provided by operating activities	$7,092	$3,805
Cash used in operating activities - discontinued operations	—	(313)
Net cash provided by operating activities	7,092	3,492

Investing activities:
Proceeds from sale of investments	—	—
Proceeds from maturity of investments	—	80
Purchases of property, plant and equipment	(12)	(18)
Net cash provided by (used in) investing activities	(12)	62

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	(5)	—
Purchases of treasury stock	(8,078)	(19,853)
Net cash used in financing activities	(8,083)	(19,853)

Decrease in cash and cash equivalents	(1,003)	(16,299)
Cash and cash equivalents, beginning of the period	12,550	37,128
Cash and cash equivalents, end of the period	$11,547	$20,829

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Footnote Index

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited, condensed consolidated financial statements of PICO Holdings, Inc. and subsidiaries (collectively, the “Company” or “PICO”) have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete consolidated financial statements.

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

Use of Estimates in Preparation of Financial Statements

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

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	September 30, 2019	December 31, 2018
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of September 30, 2019 and December 31, 2018	$9,469	$9,469
Other real estate inventories	3,359	5,207
Tangible water assets	29,600	29,622
Total real estate and tangible water assets	$42,428	$44,298

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	September 30, 2019	December 31, 2018
Pipeline rights and water credits at Fish Springs Ranch	$82,107	$83,108
Pipeline rights and water rights at Carson-Lyon	25,644	21,542
Other	15,065	17,267
Total intangible assets	$122,816	$121,917

4. Leases
The Company has operating leases for two offices (Carson City, Nevada and La Jolla, California) which include monthly rental payments.

Leases consisted of the following (in thousands):

Leases	September 30, 2019
Assets
Operating lease ROU assets, net(1)	$256
Liabilities
Operating lease liabilities	$256

Weighted Average Remaining Lease Term	0.7 years

(1) Operating lease ROU assets are recorded net of accumulated amortization of $266,000 as of September 30, 2019.

Supplemental cash flow information related to leases is as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$266

5. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $89,000 and $88,000 for the three months ended September 30, 2019 and 2018 respectively, and $266,000 and $280,000 for the nine months ended September 30, 2019 and 2018, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ended December 31,
2019	$90
2020	166
Total	$256

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

6. Accumulated Other Comprehensive Income

There was no accumulated other comprehensive income for the three and nine months ended September 30, 2019.

The following table reports amounts that were reclassified from accumulated other comprehensive income or loss and included in earnings (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Beginning balance	$—	$544
Unrealized loss reclassified and recognized in net loss, net of tax (1)	—	16
Unrealized gain reclassified to accumulated deficit, net of tax	—	(560)
Foreign exchange reclassified and recognized in net loss, net of tax (1)	—	—
Net change in other comprehensive income, net of tax	—	(544)
Accumulated other comprehensive income	$—	$—

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

As of September 30, 2019, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico.

Results of Operations

Shareholders’ Equity (in thousands):

	September 30, 2019	December 31, 2018	Change
Shareholders’ equity	$175,552	$176,624	$(1,072)
Shareholders’ equity per share	$8.79	$8.52	$0.27

The decrease in our shareholders’ equity during the nine months ended September 30, 2019, was primarily due to net income of $6.9 million offset by the repurchase of approximately 765,000 shares of our common stock for $8.1 million.

Total Assets and Liabilities (in thousands):

	September 30, 2019	December 31, 2018	Change
Total assets	$177,808	$180,211	$(2,403)
Total liabilities	$2,256	$3,587	$(1,331)

Total assets decreased during the nine months ended September 30, 2019, primarily due to cash applied to the repurchase of common stock, which was partially offset by gains recorded on sales of assets.

Total liabilities decreased during the nine months ended September 30, 2019, primarily due to the payment in the second quarter of 2019 of approximately $1.3 million of termination payments accrued at December 31, 2018.

Results of Operations — Nine Months Ended September 30, 2019 and 2018 (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
Revenues
Sale of real estate and water assets	$4,051	$230	$3,821	$18,463	$10,957	$7,506
Impairment on investments	—	(1,312)	1,312	—	(1,312)	1,312
Other income	204	388	(184)	575	617	(42)
Total revenue and other income	4,255	(694)	4,949	19,038	10,262	8,776

Costs
Cost of real estate and water assets sold	706	98	608	4,993	4,458	535

Expenses
Salaries and benefits (1)	1,010	1,965	(955)	3,503	4,489	(986)
Professional service expense	415	285	130	1,075	1,598	(523)
Office expense	39	136	(97)	146	430	(284)
Other expense	604	1,473	(869)	2,065	2,430	(365)
Depreciation and amortization(2)	102	18	84	311	57	254
Total expenses	2,170	3,877	(1,707)	7,100	9,004	(1,904)
Income (loss) before income taxes	$1,379	$(4,669)	$6,048	$6,945	$(3,200)	$10,145
(1) Salaries and benefits included a termination payment accrual of $201,000 and $960,000 for the nine months ended September 30, 2019 and 2018, respectively. We had no such expenditures in the three months ended September 30, 2019. The termination payment accruals in 2019 were partially offset by lower salary and benefits costs compared to prior periods due to the completion of the transition of our finance and accounting functions to Carson City, Nevada in May, 2019. Also included in salaries and benefits are officer bonus accruals derived from contractual agreement formulas based on estimated results for 2019 of $492,000 for the nine months ended September 30, 2019 ($25,000 for the nine months ended September 30, 2018).
(2) Increase in Depreciation and amortization is due to the adoption of ASC 842 - Leases (see note 1 and 4)

Included in professional service expense for the three and nine months ended September 30, 2018, was $18,000 and $741,000 for legal and consulting costs incurred in connection with our appeal process in New Mexico related to the award to the Company of 350 acre - feet of water rights. We recorded additional expenditures on this appeal process of $72,000 and $103,000, respectively for the three and nine months ended September 30, 2019.

Other expense for the nine months ended September 30, 2019 included the commissions and other costs of approximately $410,000 related to the sale of Dodge Flat land and certain water rights in northern Nevada.

During the three months ended September 30, 2018, we recorded an impairment charge of $1.3 million to write down the value of our investment in an unconsolidated affiliate to zero. Additionally, in the same period, we wrote off $1 million in notes and interest receivable from the same unconsolidated affiliate, which is recorded within other expense above.

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

Liquidity and Capital Resources — Nine Months Ended September 30, 2019 and 2018

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. We classify such sales and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at September 30, 2019, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from asset sales will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, sell assets, obtain a line of credit, or complete a debt or equity offering. Any equity or convertible debt offering may be dilutive to our shareholders, and any debt offering may include operating covenants that could restrict our business. We are currently not subject to any debt covenants that limit our ability to obtain additional financing through debt or equity offerings.

We expect to continue to repurchase shares of our common stock in the open market at opportunistic prices, up to our current board approved amount of $50 million, subject to working capital requirements.

Cash Flows

Cash Flows From Operating Activities

Our operations generated $7.1 million of cash during the first nine months of 2019. The principal operating cash inflow was approximately $19.0 million from the sale of various real estate and water rights assets and operating income. This was offset by $6.4 million of cash used for overhead and various project expenses. In addition, during the nine months ended September 30, 2019, we purchased water rights in northern Nevada for approximately $4.2 million and paid termination amounts accrued at December 31, 2018 of approximately $1.3 million.

Our operations generated $3.8 million of cash during the first nine months of 2018. The principal operating cash inflow was $11.6 million from the sale of various real estate and water rights assets. This was offset by $7.5 million of cash used for overhead and various project expenses.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the nine months ended September 30, 2019, and September 30, 2018.

Cash Flows From Financing Activities

We used $8.1 million and $19.9 million in cash to repurchase 765,000 and 1,716,000 shares of our common stock during the nine months ended September 30, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision of, and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Although we believe our disclosure controls and procedures and internal control over financial reporting are effective, management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We anticipate that a significant amount of our water resource and water storage revenue, results of operations, and cash flows will arise from a limited number of assets, that primarily consist of our water rights in Nevada and our water storage operations in Arizona. Our two most significant assets are our water storage operations in Arizona and our water rights available to serve the north valleys area of Reno, Nevada. As a result of this geographic concentration, we expect the ultimate return of our invested capital, results of operations, and cash flows will be closely associated with the conditions and fluctuations of the local economies, including any changes in local and regional government land use, zoning, permitting approvals and other regulatory actions in these regions. Any economic downturn or additional permitting, zoning or planning regulatory requirements in these markets would adversely impact our results of operations, cash flows, and our financial condition.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At September 30, 2019, we had approximately 251,000 acre-feet of water stored at the facility. In addition, at September 30, 2019, we had approximately 53,432 acre-feet of water stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of September 30, 2019, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of September 30, 2019, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $82.1 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes and residential and commercial development would adversely affect our assets in Nevada and Arizona and would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

We have filed certain water rights applications in Nevada and New Mexico. In Nevada the filings are primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate, or as otherwise required. We only expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital invested in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, legal and consulting costs for hearings with the State Engineer, and other compliance costs. Until the State Engineer, or other authority in the relevant state, permits the water rights we are applying for, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights, if any, that will be permitted by the State Engineer or other authority. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that could be permitted may result in the write down of capitalized costs that could adversely affect the return on our investment from those assets, our revenues, results of operations, and cash flows.

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

Our water assets may be adversely affected by legal and political opposition in certain locations.

The water assets we hold and the transferability of these assets and rights to other uses, persons, or places of use are governed by the laws and regulations concerning water rights in the states of Arizona, Nevada, Colorado and New Mexico, and may be directly or indirectly affected by other federal, state and local laws and regulations related to water and land use. Our development and sale of water assets is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits, or the refusal to issue regulatory approvals or permits, and possible litigation. Additionally, the transfer of water resources from one use to another may affect the economic base or impact other community issues including development, and will, in some instances, be met with local opposition. Moreover, municipalities who may regulate the use of water we sell to them in order to manage growth and could also impose additional requirements that we must satisfy to sell our water assets.

If we are unable to effectively transfer, sell, and convey water resources, our ability to monetize those assets will suffer and our return on investment, revenues and financial condition would decline.

If our assets decline in value, our financial condition and the return on our investment could suffer.

Historically, we have acquired and invested in businesses and assets that we believed were undervalued or that would benefit from additional capital, restructuring of operations, strategic initiatives, or operational efficiencies. If any previously acquired business, investment or asset fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations, and cash flows. If we are not successful in managing our previous acquisitions and investments, our business, financial condition, results of operations and cash flows could be materially affected. Such business failures, declines in the fair value of our assets, and/or failure to manage acquisitions or investments, could result in a negative return on equity. We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and equity.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if our Company undergoes an “ownership change” (generally defined as a greater than fifty-percent (50%) change in the percentage of stock owned by one or more five percent (5%) or more shareholders (measured by the relative fair market value of that shareholder’s stock compared to the total value of all outstanding stock, excluding changes in ownership attributable to fluctuations in value between different classes of stock)) as of the testing date, measured over a three year period, or a period beginning with any previous testing date, whichever is shorter, the ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. Notwithstanding our adoption of a tax benefit preservation plan, which was ratified by our shareholders at our 2018 annual meeting, it is possible that we could experience ownership changes in the future as a result of shifts in our stock ownership. Furthermore, Section 382 (and other tax code and regulatory provisions) relating to net operating losses have recently been subject to proposed regulations by the Treasury Department and Internal Revenue Service which, if finalized in their current form, may have the effect of further reducing the value of net operating losses, in certain circumstances, of a corporation that undergoes an ownership change. As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately $170.1 million and $154.3 million, respectively, which, depending on ownership changes, could be limited by Section 382 of the Code.

We may not be able to retain key management personnel we need to succeed, which could adversely affect our ability to successfully operate our businesses.

To run our day-to-day operations and to successfully manage our businesses we must, among other things, continue to retain key management. We rely on the services of a small team of key executive officers. If any key executive departs, it could have a significant adverse effect upon our business. Also, increased competition for skilled management and staff employees in our businesses could cause us to experience significant increases in operating costs and reduced profitability.

Analysts and investors may not be able to evaluate us adequately, which may negatively influence the price of our stock.

We own assets that are unique, complex in nature, and difficult to understand. In particular, our water resource business is a developing industry in the United States with very little historical and comparable data, complex valuation issues and a limited following of analysts. Because our assets are unique, analysts and investors may be unable to adequately evaluate our operations and enterprise as a going concern. This could cause analysts and investors to make inaccurate evaluations of our stock, or to overlook the Company in general. As a result, the trading volume and price of our stock could suffer and may be subject to excessive volatility.

Fluctuations in the market price of our common stock may affect your ability to sell your shares.

The trading price of our common stock has historically been, and we expect will continue to be, subject to fluctuations. The market price of our common stock may be significantly affected by:

•	quarterly variations in financial performance and condition of our various businesses;

•	shortfalls in revenue or earnings from estimates forecast by securities analysts or others;

•	changes in estimates by such analysts;

•	the ability to monetize our water assets for an adequate economic return, including the length of time any such monetization may take;

•	our competitors’ announcements of extraordinary events such as acquisitions;

•	litigation;

•	general economic conditions and other matters described herein;

•	the number of analysts who follow our stock and their understanding of our business; and

•	the volume of trading in our stock.

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as of September 30, 2019, we had utilized $36.4 million to repurchase approximately 3.3 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock. In addition, we are currently a constituent member of the Russell 2000 index along with other indexes and other indexed products. If we ceased to be represented in the Russell 2000 index, or other indexes or indexed products, as a result of our market capitalization falling below the threshold for inclusion in the index, whether due to a decline in our stock price or a reduction in the number of shares outstanding, or for any other reason, certain of our current institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS, CASH FLOWS, AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORICAL FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS, CASH FLOWS, AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended September 30, 2019:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
July 1 to July 31, 2019	11,220	$11.41	3,178,309	$14,462
August 1 to August 31, 2019	—	$—	3,178,309	$14,462
September 1 to September 30, 2019	89,337	$10.15	3,267,646	$13,555
Total	100,557

(1) The stock repurchase program was announced on March 2, 2017. Our Board of Directors authorized up to $50 million to be used under this program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of PICO Holdings, Inc. (1)
3.2	By laws of PICO Holdings, Inc. (1)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (2)
4.1	Section 382 Rights Agreement, dated as of July 24, 2017, by and between PICO Holdings, Inc. and Computershare Trust Company, N.A. (2)
4.2	PICO Holdings, Inc. Stock Certificate (3)
10.1	PICO Holdings, Inc. Amended and Restated Nonemployee Director Compensation Policy (4)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2017.
(2)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on July 24, 2017.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.
(4)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2019.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	November 8, 2019	By: /s/ Maxim C.W. Webb
Maxim C.W. Webb
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)