Form 10-K
period 2019-12-31
PICO HOLDINGS INC /NEW
filed 2020-03-13
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 033-36383
PICO HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other Jurisdiction of Incorporation or Organization)	94-2723335 (IRS Employer Identification No.)

3480 GS Richards Blvd., Suite 101, Carson City, Nevada 89703

(Address of Principal Executive Offices, including Zip Code)
Registrant’s Telephone Number, Including Area Code
(775) 885-5000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par Value $0.001	PICO	Nasdaq Stock Market, LLC

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

At June 28, 2019, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 28, 2019) was $202.9 million, which excludes shares of common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s common stock outstanding at June 28, 2019. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.

On February 27, 2020, the registrant had 19,636,078 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Introduction

PICO Holdings, Inc. is a holding company incorporated in 1981. In this Annual Report on Form 10-K, PICO and its subsidiaries are collectively referred to as “PICO,” the “Company,” or by words such as “we,” “us,” and “our.” Our business is primarily operated through our wholly owned subsidiary, Vidler Water Company, Inc. (“Vidler”).

Our objective is to maximize long-term shareholder value. Currently, we believe the highest potential return to our shareholders is from a return of capital. As we monetize assets, rather than reinvest the proceeds, we intend to return capital back to shareholders through a stock repurchase program or by other means such as special dividends. Nonetheless, we may, from time to time, reinvest a portion of proceeds from asset monetizations in further development of existing assets, if we believe the returns on such reinvestment outweigh the benefits of a return of capital.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, are made available free of charge on our web site (www.picoholdings.com) as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Our website also contains other material about our Company. Information on our website is not incorporated by reference into this Annual Report on Form 10-K. Our corporate office is located at 3480 GS Richards Blvd., Suite 101, Carson City, Nevada 89703, and our telephone number is (775) 885-5000.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Additional information regarding the performance of and recent developments in our operating segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are primarily focused on monetizing, and further developing if necessary, our existing water rights and storage credits that we own in Arizona, Colorado, Nevada and New Mexico. The long-term future demand for our existing water assets is driven by population and economic growth relative to currently available water supplies in the southwestern United States. We have developed sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, acquired unappropriated (previously unused) water, or discovered new water sources based on science and targeted exploration. We are not a water utility, and do not currently intend to enter into regulated utility activities.

A water right is the legal right to divert water and put it to beneficial use. Water rights are real property rights which can be bought and sold and are commonly measured in acre-feet (“AF”), which is a measure of the volume of water required to cover an area of one acre to a depth of one foot and is equal to 325,850 gallons. The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether or not the right is transferable, or if the water can be moved from one location to another. We believe we have purchased water rights at prices consistent with their then current use, which was typically agricultural in nature, with the expectation that the value would increase as we converted the water rights through the development process to a higher use, such as municipal and industrial use. We acquired and developed water resources with the expectation that they would be the most, or one of the most, competitive sources of water (the most economical source of water supply) to support new growth in municipalities or new commercial and industrial projects.

The population growth of the states where we own water rights and storage credits continues to exceed the national growth rate, collectively and individually, with the exception of New Mexico. According to the Census Bureau’s estimate of state population changes for the period April 1, 2010 to July 1, 2019, Nevada’s growth rate was 14.1%, Arizona was 13.9%, Colorado was 14.5%, and New Mexico was 1.8%. These population growth statistics compare to the national total growth rate of 6.3% over the same period.

Historically, a significant portion of the Southwest’s water supplies have come from the Colorado River. The balance is provided by other surface rights, such as rivers and lakes, groundwater (water pumped from underground aquifers), and water previously stored in reservoirs or aquifers. Prolonged droughts (decreased snow pack runoff and the related decreased surface water) and rapid population growth in the past twenty years have reduced sustainable water supplies and exacerbated the region’s general water scarcity.

In December 2012, the U.S. Department of the Interior released a report titled: The Colorado River Basin Water Supply and Demand Study, examining the future water demands on the Colorado River Basin. The report projects water supply and demand imbalances throughout the Colorado River Basin and adjacent areas over the next 50 years. The average imbalance in future supply and demand is projected to be greater than 3.2 million acre-feet per year by 2060. The study projects that the largest increase in demand will come from municipal and industrial users as a result of population growth. The Colorado River Basin currently provides water to approximately 40 million people, and the study estimates that this population could nearly double to approximately 76.5 million people by 2060, under a rapid growth scenario.

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

The development of our water assets requires significant capital and expertise. A complete project, from acquisition, through development, permitting, and sale is typically a long-term endeavor. In the regions in which we operate, new housing and commercial and industrial developments require an assured, or sustainable, water supply (for example, in Arizona, access to water supplies for at least 100 years is required) before a permit for the development will be issued.

We have acquired or developed water rights and water related assets in Arizona, California, Idaho, Nevada, Colorado, and New Mexico. We also developed and operate our own water storage facility near Phoenix, Arizona, utilize water storage capacity operated by third parties in Arizona, and “bank,” or store water for future growth with municipalities in Nevada and New Mexico.

We have also entered into “teaming” and joint resource development arrangements with third parties who have water assets but lack the capital or expertise to commercially develop these assets. The first of these arrangements was a water delivery teaming agreement in southern Nevada with the Lincoln County Water District (“Lincoln/Vidler”), which is developing water resources in Lincoln County, Nevada. In northwestern Nevada, we have also entered into a joint development agreement with Carson City and Lyon County, Nevada to develop and provide water resources in Lyon County as well as a water banking agreement with Truckee Meadows Water Authority in Reno, Nevada.

We generate revenues by:

•
selling our developed water rights to real estate developers, power generating facilities or other commercial and industrial users who must secure rights to an assured, or sustainable, supply of water in order to receive permits for their development projects;

•	selling our developed water rights to water utilities, municipalities, or other government agencies for their specific needs, including to support population and economic growth;

•
selling our stored water to state agencies, commercial developers, or municipalities that have either exhausted their existing water supplies or require reserves for future water obligations, or, in instances where our water represents the most economical source of water, for their commercial projects or communities; and

•	entitling, leasing, and selling of our water and land.

We owned the following significant water resources and water storage assets at December 31, 2019:

Fish Springs Ranch

We own a 51% membership interest in, and are the managing partner of, Fish Springs Ranch, LLC (“FSR”), which owns the Fish Springs Ranch and other properties totaling approximately 7,310 acres in Honey Lake Valley in Washoe County, Nevada approximately 40 miles north of Reno, Nevada. FSR also owns approximately 12,773 acre-feet of permitted water rights related to the properties of which 7,773 acre-feet are designated as water credits, transferable to other areas within Washoe County (such as Reno and Sparks) to support community development. Although the additional 5,000 AF has been approved and permitted by the Nevada State Engineer, existing federal rights of way will need to be updated before such water is transferable. To date, we have funded all of the operational expenses, development, and construction costs incurred in this partnership. Certain of the development and construction costs are treated as preferred capital under the partnership agreement which, among other things, entitles us to receive interest on the initial balance of the preferred capital and the accumulated interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points. The preferred capital and accumulated interest are first in line to be paid out as the partnership generates sufficient revenue. At December 31, 2019, the balance in the preferred capital account, including $95.6 million of accrued interest, was $190.2 million and the associated interest rate was 6.41%.

In July 2008, we completed construction of and dedicated our pipeline and associated infrastructure to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and FSR. Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline, and we own the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the north valleys area of Reno. As of December 31, 2019, our remaining 7,773 acre-feet of water that has regulatory approval to be imported to the north valleys of Reno is available for sale under a Water Banking Trust Agreement entered into between FSR and Washoe County. Under the Water Banking Trust Agreement, Washoe County holds our water rights in trust. We can sell our water credits to developers, who must then dedicate the water to the local water utility for service. In December 2014, Washoe County Water Utilities merged with the Truckee Meadows Water Authority (“TMWA”), consolidating water supply service in Washoe County. Also effective at the end of 2014, FSR, Washoe County, and TMWA consented to the assignment of the Water Banking Trust Agreement and the IDA to the Truckee Meadows Water Authority.

The property is a working ranch and is comprised of 7,310 acres of land owned by us and approximately 180,000 acres of a Bureau of Land Management grazing allotment. The land and allotment are currently leased to a cattle company for grazing. The ranch also grows alfalfa, hay and grass that is sold to cattle operators, dairies and feed stores. In addition, we have entered into an option agreement with a solar company to lease up to 2,600 acres for solar panels and battery storage at $400 per acre, escalated at 2% per annum over a 26-year term with two additional 5-year extensions.

Carson/Lyon

The capital of Nevada, Carson City, and Lyon County are located in the northwestern part of the state, close to Lake Tahoe and the border with California. While Carson City’s housing growth has been and is expected to be minimal due to land constraints, there is planned growth for the Dayton corridor, directly east of Carson City. The planned growth in this area is anticipated to be driven by the employment growth at the Tahoe Reno Industrial Center (“TRIC”) and the completion of the extension of the USA Parkway which connects Interstate route 80 to TRIC and to U.S. route 50 near Silver Springs, Lyon County. There are currently few existing water sources to support future growth and development in the Dayton corridor area. We continue to work with Carson City and Lyon County on ways to deliver water to support this expected growth.

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

We own or control, by means of option agreements, water rights consisting of both Carson River agriculture designated water rights and certain municipal and industrial designated water rights. We anticipate that we will have up to approximately 4,192 acre-feet available for municipal/industrial use in Lyon County for future development, if demand occurs, principally by means of delivery through the infrastructure we constructed.

Vidler Arizona Recharge Facility

We built and received the necessary permits to operate a full-scale water “recharge” facility that allowed us to bank water underground in the Harquahala Valley, Arizona. “Recharge” is the process of placing water into storage underground. When needed, the water will be “recovered,” or removed from storage, through groundwater wells. Under Arizona Law this stored water creates a long-term storage credit (“LTSC”). The Arizona Department of Water Resources tracks and documents the LTSCs stored throughout Arizona.

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

While Arizona was the only southwestern state with surplus flows of Colorado River water available for storage, there is no surplus flows available to us as drought conditions have reduced the flow of the Colorado River and other water users have fully utilized their water allocations. In the future, we do not anticipate purchasing and storing surplus flows of Colorado River water, and we have discontinued using the recharge element of the storage site. At December 31, 2019, we had LTSCs of approximately 250,682 acre-feet of water in storage at the facility.

Phoenix AMA Water Storage

As of December 31, 2019, we owned approximately 28,350 acre-feet of LTSCs stored in the Phoenix Active Management Area (“AMA”), of which approximately 550 acre-feet are under an agreement of purchase and sale by a third party expiring in November 2021. However, the buyer has the option to terminate the agreement with 10 days’ notice without any obligation to purchase any additional LTSCs. Water stored in the AMA may be recovered and used anywhere in the AMA and could have a variety of uses for residential and commercial developments within the Phoenix metropolitan area. All of the storage sites we utilize within the AMA are operated by third parties.

Harquahala Valley Ground Water Basin

Any new residential development in Arizona within an AMA must obtain a permit from the Arizona Department of Water Resources certifying a “designated assured water supply” sufficient to sustain the development for at least 100 years. Harquahala Valley groundwater meets the designation of assured water supply.

As of December 31, 2019, we owned 1,926 acres of land and have the ability to utilize 6,040 acre-feet of groundwater for development within the Harquahala Basin. The Analysis of Adequate Water Supply for the 6,040 acre-feet must be renewed before December 2021 in order to maintain these rights.

Lincoln County, Nevada Water Delivery and Teaming Agreement

Lincoln County, Nevada (“Lincoln”) and Vidler entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects pursuant to the Lincoln County master plan. Under the agreement, proceeds from sales of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County. Lincoln/Vidler has filed applications for more than 100,000 acre-feet of water rights, with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the county’s approved master plan. We believe that this is the only known new source of water for Lincoln County. Although it is uncertain, Vidler currently anticipates that over the long-term, up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use for planned projects in Lincoln County.

Tule Desert Groundwater Basin

Lincoln/Vidler jointly filed permit applications in 1998 for approximately 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada. In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights, which Lincoln/Vidler subsequently sold in 2005; the State Engineer ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”). Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions, we completed these additional engineering and scientific studies.

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

The Tule Desert Groundwater Basin water resources were developed by Lincoln/Vidler to support the Lincoln County Recreation, Conservation and Development Act of 2004 (the “Land Act”). The water permitted under the Settlement Agreement is anticipated to provide sufficient water resources for a portion of the Land Act properties.

Kane Springs

In 2005, Lincoln/Vidler agreed to sell water to a developer of Coyote Springs, a new planned residential and commercial development 60 miles north of Las Vegas, as and when supplies were permitted from Lincoln/Vidler’s existing applications in Kane Springs, Nevada. Lincoln/Vidler currently has priority applications for approximately 17,375 acre-feet of water in Kane Springs for which the Nevada State Engineer has requested additional data, before making a determination on the applications from this groundwater basin. The actual permits received may be for a lesser quantity, which cannot be accurately predicted.

The Nevada State Engineer called for and held a hearing in September 2019 with respect to the Nevada State Engineer’s request for guidance and further information to make a determination of the boundaries of the Lower White River Flow System (LWRFS) in Southern Nevada. Kane Springs Valley is located at the northern portion of the LWRFS, and several participants in this hearing recommended inclusion of Kane Springs Valley as part of the LWRFS, where currently it is not included. We believe that Kane Springs Valley is not a part of the LWRFS and at the hearing called by the State Engineer we, along with our other water rights owners in the area, defended our position with scientific and hydrogeological data and presentations. If Kane Springs Valley is included as part of the Lower White River Flow System, it will lower the priority date of our current water rights and will likely impede the pursuit of our existing applications in the basin. The Nevada State Engineer is likely to rule on the management of the LWRFS by the third quarter of 2020.

Currently, we have an option agreement with a developer to sell our remaining 500 acre-feet of water rights we own in this area at a base price of $6,358 per acre-foot, increased by 7.5% per year from September 2017. To date, the developer has made all required annual option payments, and has a right to exercise the option to purchase the remaining 500 acre-feet for approximately $3.5 million. The execution of the right to purchase the remaining water rights has been extended to 30 days after a final ruling from the Nevada State Engineer determining that the Kane Springs Valley is not within the boundaries of the LWRFS administrative unit.

The following table summarizes our other water rights and real estate assets at December 31, 2019:

Name and location of asset	Brief description	Present commercial use
Nevada:
Dry Lake
Vidler owns 600 acres of agricultural and ranch land in Dry Lake Valley North. Lincoln/Vidler owns the 1,009 acre-feet of permitted agricultural groundwater rights associated with the land.

Located in Lincoln County.
Water rights and land are available to support development through sale, lease, or partnering arrangements.
Muddy River	267 acre-feet of water rights. Located 35 miles east of Las Vegas.	Currently leased to Southern Nevada Water Authority.
Dodge Flat	908.5 acre-feet of permitted municipal and industrial use water rights. Located in Washoe County, east of Reno.
470 acre - feet of water rights are currently under option for $6,678 per acre - foot due prior to May 1, 2020 and another 438.5 acre - feet of water rights are under option due prior to the end of fiscal year 2020.

Colorado:
Tunnel	Approximately 126 acre-feet of water rights. Located in Summit County (the Colorado Rockies), near Breckenridge.	31 acre-feet of water leased under long term leases. 95 acre-feet are available for sale or lease.
New Mexico:
Campbell Ranch
Application for a new appropriation of 350 acre-feet of ground water. Vidler is in partnership with the land owner. The water rights would be used for a new residential and commercial development.

Located 25 miles east of Albuquerque.

In November 2014, our application was denied by the New Mexico State Engineer causing us to record an impairment loss of $3.5 million which reduced the capitalized costs and other assets of this project to zero. We appealed this decision on November 19, 2014. The appeal was denied in February 2019. Our appeal of the de novo trial denial has been filed. We are in the process of filing motions related to the denial at the District court which have not yet been resolved.

Lower Rio Grande Basin	Approximately 1,215 acre-feet of agricultural water rights. Located in Dona Ana and Sierra Counties.	Water is available for sale, lease or other partnering opportunities. In 2014, we entered into a long term lease for a portion of these water rights.
Middle Rio Grande Basin	Approximately 85 acre-feet of water rights permitted for municipal use. Located in Santa Fe and Bernalillo Counties.	Water is available for sale, lease, or other partnering opportunities.

Employees

At December 31, 2019, we had 14 full - time employees.

Executive Officers

The executive officers of PICO are:

Name	Age	Position
Dorothy A. Timian - Palmer	62	President and Chief Executive Officer
Maxim C. W. Webb	58	Executive Chairman and Chief Financial Officer

Ms. Timian - Palmer has served as our President and Chief Executive Officer since August 2018. Ms. Timian-Palmer has been Chief Executive Officer of Vidler Water Company, Inc. since October 2016, and President of Vidler Water Company. Inc. since October 2008.

Mr. Webb has served as our Executive Chairman since August 2018, and as our Chief Financial Officer since May 2019. Prior to his appointment as Executive Chairman, Mr. Webb was our President and Chief Executive Officer, and a member of our Board of Directors since October 2016, and as Chairman of the Board of Directors since December 2016. Mr. Webb has been an officer of Vidler Water Company, Inc. since 2001. He has served in various capacities since joining our company in 1998, including Chief Financial Officer, Treasurer, Executive Vice President and Secretary.

ITEM 1A: RISK FACTORS

The following information sets out factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report on Form 10-K and those we may make from time to time. Investors should carefully consider the following risks, together with other matters described in this Annual Report on Form 10-K or incorporated herein by reference in evaluating our business and prospects. If any of the following risks occur, our business, financial condition, or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly.

General economic conditions could have a material adverse effect on our financial results, financial condition and, the demand for and the fair value of our assets.

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

Our future revenue and profitability of our water resource and water storage operations will primarily be dependent on our ability to develop and sell or lease our water assets. Because our water resource and water storage operations represent almost the entirety of our overall business at present, our long-term profitability and the fair value of the assets related to our water resource and water storage operations could be adversely affected by various factors, including drought in the southwest, regulatory approvals and permits associated with such assets, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties which could result in cost increases with respect to our water resource and water storage development projects. Moreover, our profitability, and the fair value of our water resource assets and water storage operations, are significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely, as demand is affected by climatic, economic, demographic, and technological factors, as well as the relative strength of the residential, commercial, financial, and industrial real estate markets. Additionally, to the extent that we hold junior or conditional water rights, during extreme climatic conditions, such as periods of low river flow or drought, our water rights could be subordinated to superior water rights holders. The factors described above are not within our control.

One or more of the above factors could negatively affect our revenue and profitability, our financial condition and cash flows, cause our results of operations to be volatile, and could adversely affect our rate of return on our water assets and cause us to divest such assets for less than our intended return on our investment.

A downturn in the homebuilding and land development sectors in our markets would materially adversely affect our business, results of operations, and the demand for and the fair value of our assets.

The homebuilding industry experienced a significant and sustained downturn in past years, resulting from factors that include, but are not limited to, weak general economic and employment growth, limited access to capital, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose mortgage loan balances exceeded the market value of their homes, and tight lending standards for mortgage loans that limited consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets, where all of our water assets are located, including the states of Nevada, Arizona, Colorado, and New Mexico. The continuation of the improvement in residential and commercial real estate development activity is essential to our ability to generate revenue and operating income in our water resource and water storage business. We are unable to predict whether and to what extent this improvement will continue. Any future slow-down in real estate and homebuilding activity could adversely affect development projects within the markets in which our water assets are located, and could materially affect the demand for and the fair value of our assets and our ability to monetize them. Declines and weak conditions in the U.S. housing market in prior years have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have a negative effect on the national housing market and in the markets in which we operate, although the Nevada market may be less impacted due to the lack of a state income tax.

We may not be able to realize the anticipated value of our water assets in our projected time frame, if at all.

We expect that the current rate of growth of the economy will continue to have an impact on real estate market fundamentals. Depending on how markets perform in the short and long-term, the state of the economy, nationally and locally where our assets are concentrated, could result in a decline in the value of our existing water assets, or cause us to retain such assets longer than we initially expected, which would negatively affect our rate of return on our water assets, cause us to divest such assets for less than our intended return on investment, or cause us to impair the book values of such assets to estimated fair value. Such events would adversely impact our financial condition, results of operations, and cash flows.

The fair values of our water assets are linked to growth factors concerning the local markets in which our assets are concentrated and may be affected by broader economic issues.

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

The fair value of our water resource and water storage assets depends on market conditions. We acquired water resources and land for expansion into new markets and for replacement of inventory and expansion within our current markets. The valuation of real estate and water assets is inherently subjective, based on the individual characteristics of each asset and the demand for that asset. Factors such as changes in regulatory requirements and applicable laws, political conditions, the condition of financial markets, local and national economic conditions, change in efficiencies of water use, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject our asset valuations to uncertainties. In addition, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If population growth and, as a result, water and/or housing demand in our markets, fails to meet our expectations when we acquired our real estate and water assets, our profitability may be adversely affected, and we may be unable to recover our costs when we sell our real estate and water assets. We regularly review the value of our water assets. These reviews have resulted in recording significant impairment losses in prior years to our water resource assets. Such impairments have adversely affected our results of operations and our financial condition in those years.

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

We anticipate that a significant amount of our water resource and water storage revenue, results of operations, and cash flows will result from a limited number of assets, that primarily consist of our water rights in Nevada and our water storage operations in Arizona. Our two most significant assets are our water storage operations in Arizona and our water rights available to serve the north valleys area of Reno, Nevada. As a result of this geographic concentration, we expect the ultimate return on our invested capital, results of operations, and cash flows will be closely associated with the conditions and fluctuations of the local economies, including any changes in local and regional government land use, zoning, permitting approvals and other regulatory actions in these regions. Any economic downturn, or additional permitting, zoning or planning regulatory requirements in these markets, would adversely impact our results of operations, cash flows, and our financial condition.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At December 31, 2019, we had approximately 250,682 acre-feet of water stored at the facility. In addition, at December 31, 2019, we had approximately 28,350 acre-feet of water stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of December 31, 2019, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of December 31, 2019, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $81.7 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes and residential and commercial development would adversely affect our assets in Nevada and Arizona and would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

We may suffer uninsured losses or suffer material losses in excess of insurance limits.

We could suffer physical damage to our assets and the losses resulting from any damage may not be fully recoverable by insurance. In addition, certain types of risks, such as personal injury claims or other tortious conduct, may be, or may become in the future, either uninsurable or uneconomical to insure, or may not be currently, or in the future, covered by our insurance or subject to significant deductibles or limits. If an uninsured loss, or a loss in excess of insured limits, occurs or is subject to a large deductible, we could sustain financial loss or lose capital invested in the affected asset(s), as well as anticipated future income from that asset. In addition, we could be liable to repair damage or meet liabilities caused by risks that are uninsured or subject to deductibles.

We may not receive all of the permitted water rights we expect from the water rights applications we have filed in Nevada and New Mexico.

We have filed water rights applications in Nevada and New Mexico. In Nevada the filings are primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate, or as otherwise required. We expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital invested in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, legal and consulting costs for hearings with the relevant State Engineer, and other compliance costs. Until the Nevada State Engineer, or other authority in the relevant state, permits the water rights we are applying for, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights, if any, that will be permitted by the Nevada State Engineer or other authority in the relevant state. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that could be permitted may result in the write down of capitalized costs that could adversely affect the return on our investment from those assets, our revenues, results of operations, and cash flows.

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

As a result, the volume of water anticipated from the water rights applications or permitted rights may not in every case represent a reliable, firm annual yield of water, but in some cases describe the face amount of the water right claims or management’s best estimate of such entitlement. Additionally, we may face legal restrictions on the sale or transfer of some of our water assets, which may adversely affect their commercial value. If the volume of water yielded from our water rights applications is less than our expectations, or we are unable to transfer or sell our water assets, we may be unable to achieve some or all of our anticipated returns, which may adversely affect our revenues, profitability, and cash flows.

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

The quality of the water assets we lease or sell may be subject to regulation by the United States Environmental Protection Agency, acting pursuant to the United States Safe Drinking Water Act, and with other federal, state and local regulations. While environmental regulations may not directly affect us, regulations regarding the quality of water distributed affect our intended customers and may, therefore, depending on the quality of our water, affect the price and terms upon which we may in the future sell our water assets. If we need to reduce the price of our water assets in order to make sales to our intended customers, our balance sheet, return on investment, results of operations, and financial condition could suffer.

Our water assets may be adversely affected by legal and political opposition in certain locations.

The water assets we hold, and the transferability of these assets and rights to other uses, persons, or places of use, are governed by the laws and regulations concerning water rights in the states of Arizona, Nevada, Colorado and New Mexico, and may be directly or indirectly affected by other federal, state and local laws and regulations related to water and land use. Our development and sale of water assets is subject to the risks of delay associated with receiving all necessary regulatory approvals and permits, or the refusal to issue regulatory approvals or permits, and possible litigation. Additionally, the transfer of water resources from one use to another may affect the economic base or impact other community issues, including development, and will, in some instances, be met with local opposition. Moreover, municipalities who may regulate the use of water we sell to them in order to manage growth could also impose additional requirements that we must satisfy to sell our water assets.

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

Future dispositions of our businesses, assets, operations and investments, if unsuccessful, could reduce the value of our common stock. Any future dispositions may result in significant changes in the composition of our assets and liabilities. Consequently, our financial condition, results of operations and the trading price of our common stock may be affected by factors different from those historically affecting our financial condition, results of operations, and trading price at the present time.

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

We may experience difficulty in raising necessary capital in view of the recent volatility in the capital markets and increases in the cost of finance, especially for a small capitalization company like ours. Increasingly stringent rating standards could make it more difficult for us to obtain financing. If we raise additional funds through the issuance of equity, warrants or convertible or other debt securities, the ownership of our shareholders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing shareholders. Indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. The additional financing we may need may not be available to us, or available on favorable terms. If adequate funds are not available or are not available on acceptable terms, if and when needed, our ability to fund our operations or otherwise execute our business and operating plan would be significantly limited. In any such case, our business, operating results, or financial condition could be materially adversely affected.

* Our ability to utilize net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if our Company undergoes an “ownership change” ((generally defined as a greater than fifty-percent (50%) change in the percentage of stock owned by one or more than five percent (5%) or more shareholders (measured by the relative fair market value of that shareholder’s stock compared to the total value of all outstanding stock, excluding changes in ownership attributable to fluctuations in value between different classes of stock)) as of the testing date, measured over a three year period, or a period beginning with any previous testing date, whichever is shorter, our ability to use our pre-change net operating loss carryforwards and other pre-change tax attributes to offset our post-change income may be limited. Notwithstanding our adoption of a tax benefit preservation plan, which was ratified by our shareholders at our 2018 annual meeting, it is possible that we could experience ownership changes in the future as a result of shifts in our stock ownership. Furthermore, Section 382 (and other tax code and regulatory provisions) relating to net operating losses have recently been subject to proposed regulations by the Treasury Department and Internal Revenue Service which, if finalized in their current form, may have the effect of further reducing the value of net operating losses, in certain circumstances, for a corporation that undergoes an ownership change. As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $156.5 million and $140.6 million, respectively, which, depending on ownership changes, could be limited by Section 382 of the Code.

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as of December 31, 2019, we had utilized $38.3 million to repurchase approximately 3.4 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock. In addition, we are currently a constituent member of the Russell 2000 index, along with other indexes and other indexed products. If we ceased to be represented in the Russell 2000 index, or other indexes or indexed products, as a result of our market capitalization falling below the threshold for inclusion in the index, whether due to a decline in our stock price or a reduction in the number of shares outstanding, or for any other reason, certain institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS, CASH FLOWS, AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORICAL FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS, CASH FLOWS, AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in Carson City, Nevada, where our principal executive office is located, and office space in La Jolla, California, that is vacant and has a lease that expires in May 2020. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing office space is adequate to meet our current business requirements and that suitable replacement and additional space will be available in the future on commercially reasonable terms, should we need it.

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

	2019		2018
	High	Low	High	Low
First Quarter	$11.04	$8.97	$13.40	$10.60
Second Quarter	$11.82	$9.91	$12.85	$10.38
Third Quarter	$11.70	$9.37	$12.70	$11.35
Fourth Quarter	$11.41	$9.63	$12.63	$8.85

Any future decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our ability to monetize assets, our results of operations, financial condition, capital requirements, and other factors our board of directors may deem relevant.

On February 27, 2020, the closing sale price of our common stock was $9.66 and there were approximately 290 holders of record.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares of common stock purchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
10/1/2019 - 10/31/19	78,238	$10.19	3,345,884	$12,758
11/1/2019 - 11/30/19	42,573	$10.80	3,388,457	$12,298
12/1/2019 - 12/31/19	57,932	$11.07	3,446,389	$11,656
Total	178,743

(1) The stock repurchase program authorization was amended on February 1, 2020. Our Board of Directors authorized an aggregate of $100 million (from an aggregate of $50 million previously authorized) to be used for the stock repurchase program and there is no set expiration date.

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

•	Results of Operations — an analysis of our consolidated results of operations for the past two years, presented in our consolidated financial statements; and

•	Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, contractual obligations and a discussion of factors affecting our future cash flow.

COMPANY SUMMARY, RECENT DEVELOPMENTS, AND FUTURE OUTLOOK

Recent Developments:

Northern Nevada

The majority of our water resource assets are located in northern Nevada at FSR and our Carson / Lyon project. FSR’s water credits are able to provide a sustainable water supply in the North Valleys region of Reno, Washoe County, Nevada, and the Carson / Lyon water rights are able to provide a sustainable water supply in Lyon County, Nevada. As a result, we are dependent on new residential or commercial development occurring in these regions in order for us to monetize our water resources in northern Nevada. In turn, new development in these regions is highly dependent on the continued robust economic and job growth that is occurring in northern Nevada.

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

The Economic Development Authority of Western Nevada (“EDAWN”), comprised of Reno, Sparks, and Tahoe areas, estimated that the region would generate 52,400 direct and indirect jobs from 2015 to 2020. As of the most recent tracking data provided by EDAWN in November 2018, the actual job growth continues to be ahead of this forecast with 58,401 new jobs created since December 2014; a total increase of 16.5%, compared to the forecasted total job growth for that period of 15.1%. EDAWN has released a further update (RCG Economics, Technical Memorandum dated January 29, 2019) to its previous forecast that includes the latest historical data and a new five-year forecast from 2019 through 2023. This five-year forecast projects a cumulative addition of 51,585 new jobs in the region which represents a 12.7% increase in employment. This job growth leads to population growth. The report also projects the region’s population to grow to 686,787 residents by the end of 2023, an increase of 54,470 residents (8.6%) in that five-year period. We believe that this increased employment and population growth will create demand for new residential, commercial and industrial development in the greater Reno area and in Lyon County.

According to EDAWN’s most updated report dated January 23, 2020, Reno was rated first in the U.S. for Metropolitan Service Areas (MSA) in job growth and third for economic strength. In addition, Reno was in the top 15 of the projected fastest growing real estate markets for the coming decade. The McKinsey Global Institute in a report dated July 2019, projected Reno as one of the top 25 U.S. cities to experience sixty (60%) percent job growth by 2030.

2019 brought 22 new companies and over 1,300 new jobs to the Reno MSA, with an average wage of $64,000. Fourteen corporate headquarters moved to the Reno MSA in 2019. These new businesses were largely manufacturing, technology, aeronautical, and financial companies, along with additional logistics and distribution companies. As the Reno/Sparks business sector has grown, so have actual wages to an average of $72,000 in 2019.

Current economic conditions have resulted in new business openings, fewer apartment vacancies, and the greater absorption of existing housing inventory. This activity has resulted in multiple new housing projects entering the approval process with local governments in Reno, Sparks, Carson City, Lyon County and Fernley. Residential housing projects have to demonstrate sustainable water supply to get final map approval, and many projects in the North Valleys of Nevada are currently in the process of seeking or have obtained master plan amendment/zone change approvals. The next step for these developers is to obtain tentative map and then final map approvals. Within the Reno-Sparks and Washoe County area of Nevada, according to EDAWN, in 2019 there were 3,807 new housing permits pulled. EDAWN’s goal is for at least 6,000 new housing permits to meet the projected demand for housing. In 2019, total new permits in Reno/Sparks/Washoe County decreased approximately 17% over the total number of new building permits for single-family and multi-family homes, combined, of 4,595 in 2018. We believe the reduction in the issuance of building permits is due to a lag between subdivision approvals such as Zone Change/Master Plan Amendments and Tentative Maps and the issuance of actual building permits. We expect the building permit activity to increase in 2020, once the permit process is initiated on newly approved subdivisions. We believe this increase in activity will lead to demand for our water resources, as developers pursue their projects to provide housing for the population growth in the region. However, the increased activity has strained governmental agencies and has caused delays in processing permits as well as new projects’ planning approval process. The timing of future monetization of our water resources in northern Nevada is directly correlated to the time that residential developers pursue their projects in the areas that our FSR and Carson/Lyon assets are located and the time it takes for those developers to get the requisite planning approvals prior to obtaining final map approval or, in the case of commercial development projects, final regulatory approvals.

Arizona

Several market catalysts with respect to our LTSCs continue to emerge, including the recent drought in the western United States, continued structural deficits on the Colorado River system, Indian Firming and Settlement obligations by the state of Arizona, increased water demand from overall growth in Arizona, especially in the Pinal AMA, and the Lower Basin Drought Contingency Planning effort by Arizona. There is continued interest from other parties contemplating buying our LTSCs at prices that we believe reflect the true value of our LTSCs.

Arizona has an obligation to “firm” Indian water supplies as negotiated through various Indian Water Settlement Agreements. Section 105 of the Settlements Act (S. 437) titled “Firming of Central Arizona Project Indian Water,” authorizes the Secretary of Interior and the State of Arizona to develop a firming program to ensure that of a total 197,500 acre-feet of non-Indian agricultural water reallocated to the Arizona Indian Tribes, 60,648 acre-feet must be delivered in the same manner as water with a municipal and industrial priority during water shortages, over a 100 year period. It is estimated that over the 100-year period, the total shortfall of the Indian Firming obligation is approximately 550,000 acre-feet. To date approximately 140,000 acre-feet has been secured by Arizona for the firming obligations shortfall. The US Bureau of Reclamation also has an Indian firming obligation for existing and future Arizona Indian settlements of approximately 950,000 acre-feet. We believe our LTSCs can be used to help Arizona and the US Bureau of Reclamation meet these obligations.

A shortage on the Colorado River system will be declared by the Secretary of the Interior when on January 1, of any year, Lake Mead’s surface water elevation is at or below 1,075 ft. Under the Drought Contingency Plan (DCP), a new tier, “Tier 0”, applies when Lake Mead is at an elevation between 1,075 ft. and 1,090 ft. and a shortage declaration has been declared which went into effect January 1, 2020. This requires Arizona to cut-back its allocations by 192,000 acre-feet, and Nevada by 9,000 acre-feet. When Lake Mead is at an elevation between 1,050 ft. and 1,075 ft., Nevada’s share of the shortage is 13,000 acre-feet and Arizona’s cut-back to its allocation is 320,000 acre-feet. In contrast, California suffers no loss to its allocation from the Colorado River (2007 Shortage Sharing Guidelines).

The Colorado River system has been determined to suffer from a structural deficit of 1.2 million acre-feet annually. This means that on an average annual water year, Lake Mead will lose 1.2 million acre-feet to the system, due to evaporation, treaty obligations with Mexico, and allocations of water to Arizona, Nevada and California that exceed what the system yields. We continue to believe that Vidler’s LTSCs are well positioned to buffer Arizona through times of water shortage and our LTSCs could be purchased by state entities and/or municipalities located in the Phoenix AMA to be used directly or to help sustain levels in Lake Mead.

Currently the Pinal AMA, a largely agricultural area located in between the Phoenix and Tucson AMAs, is experiencing a physical shortage of water supplies for new developments within this AMA. This area, like the Phoenix metropolitan area, is increasingly under pressure to grow from new residential, commercial, and industrial users; however, according to the Arizona Department of Water Resources analyses, there is “...insufficient, groundwater in the Pinal Active Management Area to support all existing uses and issued assured water supply determinations.” Proposed projects have been denied unless new water sources can be found to sustain this new development. The use of our banked water in Harquahala could be used to help satisfy this need.

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

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our tangible and intangible water assets and real estate

Our primary long-lived assets include tangible and intangible water assets and real estate. At December 31, 2019, the total carrying value of such assets was $161.7 million, or approximately 89% of our total assets. These assets are carried at cost, less any recorded impairments.

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

There were no material impairment losses recorded on our tangible water assets or real estate during the years ended December 31, 2019 and 2018.

Intangible water assets

Our intangible water assets are accounted for as indefinite-lived intangible assets. Accordingly, until an asset is sold, it is not amortized, that is, its value is not charged as an expense in our consolidated statement of operations and comprehensive income or loss over time, but the asset is carried at cost and reviewed for impairment, at least annually during the fourth quarter, and more frequently if a specific event occurs or there are changes in circumstances which suggest that the asset may be impaired. Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions, including interest rates, demand for residential and commercial real estate, changes in population, and increases or decreases in prices of similar assets. Once an asset is sold, the value is charged to cost of real estate and water assets sold in our consolidated statement of operations and comprehensive income or loss.

When we calculate the fair value of intangible water assets, we use a discounted cash flow model, under which the future net cash flows from the asset are forecasted and then discounted back to their present value, using a weighted average cost of capital approach to determine the appropriate discount rate. Preparing these cash flow models requires us to make significant assumptions about revenues and expenses as well as the specific risks inherent in the assets. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference. We conduct extensive reviews utilizing the most recent information available to us; however, the review process inevitably involves the use of significant estimates and assumptions, especially the estimated current asset pricing, potential price escalation, income tax rates, discount rates, absorption rates and timing, and demand for these assets. These models are sensitive to minor changes in any of the input variables.

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

There were no material impairment losses recorded on our intangible water assets during the years ended December 31, 2019 and 2018.

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

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdiction from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, tax planning strategies and recent financial operating results. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including recent cumulative earnings experienced by taxing jurisdictions, expectations of future transactions, the carryforward periods available to us for tax reporting purposes, our historical use of tax attributes, and availability of tax planning strategies. These assumptions require significant judgments about future events; however, they are consistent with the plans and estimates we use to manage our underlying businesses. In evaluating the objective evidence that historical results provide, we consider three years of cumulative operating income or loss.

For the year ended December 31, 2011, we recorded a full valuation allowance on our net deferred tax assets. Our evaluation at December 31, 2019 resulted in the same conclusion, and we therefore continue to hold a full valuation allowance on our reported consolidated net deferred tax assets. If our assumptions change and we determine we will be able to realize these attributes, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at December 31, 2019, will be recognized as a reduction of income tax expense. If our assumptions do not change, each year we could record an additional valuation allowance on any increases in the deferred tax assets.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in a multitude of jurisdictions. Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. As a result of changes in tax law and rates that became effective for tax years starting on January 1, 2018 (the “Tax Act”), we revalued our deferred tax assets and liabilities using a 21% tax rate for our federal deferred income tax balances. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, we previously recorded a provisional estimate of the effect of the Tax Act in our financial statements. The resulting decrease in our net deferred tax asset was offset by a reduction in our recorded valuation allowance which resulted in no net effect on our results of operations, cash flows, or financial position. Our analysis determined the full effect of the change in tax law and recorded immaterial adjustments in fiscal year 2018.

The accounting guidance for income taxes provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation, based on the technical merits. The guidance also provides information on measurement, de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We recognize tax liabilities in accordance with accounting guidance on income taxes, and we adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which they are determined. Currently, we have no material unrecognized tax benefits on any open tax years.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2019 AND 2018

Overview of Economic Conditions and Impact on Results of Operations

The economies in the markets in which our major water assets are located and serve, primarily northern Nevada and Arizona, continue to exhibit robust growth, which we believe will lead to demand for our water assets in those markets. We believe that current trends in employment, housing inventory, home prices, and low interest rates, will have a positive impact on our operating performance. There has been an increase in real estate development activity in the markets where our assets will ultimately be used, and we believe that will lead to increased demand for our intangible and tangible water assets. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market. Deterioration in economic conditions in the markets where we operate, and/or if we fail to generate revenue, incur expenses beyond expectations, or incur operating losses, could cause additional impairment losses on our water assets.

Our revenues and results of operations fluctuate from period to period. For example, we recognize revenue from the sale of water assets when specific transactions close, and as a result, sales of water assets for any individual period are not necessarily indicative of revenues for future periods or the full financial year.

PICO Holdings, Inc. Shareholders’ Equity (in thousands):

	December 31,
	2019	2018	Change
Shareholders’ equity	$178,255	$176,624	$1,631
Shareholders’ equity per share	$9.01	$8.52	$0.49

The increase in shareholders’ equity during 2019 of $1.6 million was due primarily to monetization of water and real estate assets generating a gross margin of $20.1 million and offset by $8.5 million of net operating costs and the purchase of 944,000 shares of our common stock for $10 million.

Total Assets and Liabilities (in thousands):

	December 31,
	2019	2018	Change
Total assets	$181,089	$180,211	$878
Total liabilities	$2,834	$3,587	$(753)

Total assets increased during the year ended December 31, 2019, due to the increase in net cash generated in 2019 from asset sales and operating income less operating and general and administrative costs and share repurchase costs; and a decrease in the carrying value of our water and real estate assets arising from the cost of sales of assets monetized in 2019.

Results of Operations (in thousands):

	Year Ended December 31,
	2019	2018	Change
Total revenue and other income (loss)	$29,398	$13,051	$16,347
Total costs and expenses	$17,872	$16,370	$1,502

Revenue and other income (loss)

The majority of our revenue recorded for the year ended December 31, 2019 was from the sale of 25,000 long-term storage credits in the Phoenix Active Management Area for $8.7 million ($347.50 per credit), the sale of land and water rights at Dodge Flat, Nevada, for total proceeds of $12.0 million and the sale of 134 acre-feet of water rights from our Fish Springs Ranch inventory for $4.7 million.

The majority of our revenue recorded for the year ended December 31, 2018, was from the sale of approximately 511 acre-feet of water rights from our Carson/Lyon project for $10.3 million and the sale of 76.9 acre-feet of water rights from our Fish Springs Ranch inventory for $2.7 million.

Costs and Expenses

Cost of water assets and real estate sold:

During the year ended December 31, 2019, we recorded a total of $8.5 million in cost of real estate and water assets of which $3.1 million related to our sale of 25,260 long-term storage credits in the Phoenix Active Management Area as well as cost of real estate and water assets sold of $1.7 million and $1.4 million related to our Dodge Flat and Fish Springs Ranch sales, respectively. During the year ended December 31, 2018 we recorded a total of $5.2 million in cost of real estate and water assets, of which $4.9 million relates to sales of approximately 622 acre-feet of water rights.

General, Administrative and Other Costs:

During the years ended December 31, 2019, and 2018, we recorded general and administrative and project costs of $9 million and $11.0 million, respectively. The decrease in these costs was primarily due to a year over year decrease of $737,000 in total compensation, severance and bonus expenses and approximately $700,000 in legal, consulting and other expenses, as a result of the decrease in activity in 2019 on our Campbell Ranch project in New Mexico.

During the year ended December 31, 2018, we recorded an impairment loss of $1.3 million due to a write down in the value of an investment in an unconsolidated affiliate to zero. This impairment loss is recorded within impairment loss on investment in unconsolidated affiliate in our consolidated financial statements. Additionally, we wrote off $1 million in notes and interest receivable from the same unconsolidated affiliate, which is recorded within general, administrative, and other in our consolidated financial statements. During 2018, we continued to reduce headcount and transitioned to the new corporate office in Carson City, Nevada.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the fair value of the award on the grant date and is recognized over the vesting period of the awards. As of December 31, 2019, there was no unrecognized stock-based compensation expense related to restricted stock units (“RSU”).

The stock-based compensation expense consisted primarily of the following awards (in thousands):

	Year Ended December 31,
	2019	2018
RSU - Officers	$—	$199
RSU - Directors	87	223
RSU - Management	—	3
Total stock-based compensation expense	$87	$425

Income Taxes

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”) enacted on December 22, 2017, resulted in significant changes to the U.S. corporate income tax system. The changes were effective beginning in 2018 and include a federal statutory rate reduction from 35% to 21%, the elimination or reduction of certain domestic deductions and credits and limitations on the deductibility of interest expense and executive compensation as well as limitations on the use of future net operating losses. Changes in tax rates and tax laws are accounted for in the period of enactment; consequently, during the year ended December 31, 2017, we recorded a reduction in our net deferred tax asset to reduce the value of each deferred tax attribute to 21%, which was offset by a reduction in the recorded valuation allowance resulting in no net effect to the current period income tax provision. In the fourth quarter of 2018, we completed our analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 22, 2018. We continue to record a full valuation allowance on our net deferred tax assets. However, we recorded tax expense of $0 and $53,000 during the years ended December 31, 2019, and 2018, respectively, resulting in an effective tax rate for the years ended December 31, 2019, and 2018, of 0.0% and 1.6%, respectively. The effective tax rate differed from our federal corporate income tax rate of 21% due primarily to the valuation allowance changes recorded on our net deferred tax assets in 2019 and 2018.

DISCONTINUED OPERATIONS

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

See Note 12,“Discontinued Operations” for additional information about these transactions.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2019 and 2018

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict and cannot be directly compared from one period to another. However, given our cash balances at December 31, 2019, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, obtain a line of credit, or complete a debt or equity offering. Any additional equity offerings may be dilutive to our shareholders and any additional debt offerings may include operating covenants that could restrict our business. We are currently not subject to any debt covenants which might limit our ability to obtain additional financing through debt or equity offerings. We classify the sale of and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows.

Our Operations

The majority of our cash inflows for the year ended December 31, 2019, was from $28.6 million in sales of various real estate and water rights assets. This was offset by $13.8 million of cash used for overhead, various project expenses, and acquisition of groundwater rights in Lyon County, Nevada. Additionally, we used $10.0 million in cash to repurchase shares of our common stock during the year ended December 31, 2019.

The majority of our cash inflows for the year ended December 31, 2018, was from $13.6 million in sales of various real estate and water rights assets. This was offset by $10.8 million of cash used for overhead and various project expenses. Additionally, we used $27.6 million in cash to repurchase shares of our common stock during the year ended December 31, 2018.

Discontinued Operations

During 2017 we sold our real estate operations, and during 2015 we sold our agribusiness operations.

We guaranteed up to $8 million for any indemnification claims related to the sale of our agribusiness operations in excess of a $6 million general indemnification escrow. Pursuant to the terms of the guaranty agreement with the buyer, the guaranty will remain in force until July 31, 2020.

Consolidated Cash and Securities

We have adequate working capital reserves. At December 31, 2019 and 2018, we had unrestricted and available cash and securities of $18.2 million and $12.6 million, respectively, which could be used for general corporate purposes and the exercise of options held by us for the acquisition of groundwater rights in Lyon County, Nevada.

Cash Flow

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Year Ended December 31,
	2019	2018
Cash provided by (used in):
Operating activities - continuing operations	$15,613	$3,349
Operating activities - discontinued operations	—	(313)
Total operating activities	15,613	3,036

Investing activities - continuing operations	(12)	62
Total investing activities	(12)	62

Financing activities - continuing operations	(9,982)	(27,676)
Total financing activities	$(9,982)	$(27,676)
Increase (decrease) in cash and cash equivalents	$5,619	$(24,578)

Cash Flows From Operating Activities

During 2019, we generated cash of $15.6 million in our continuing operations. This was primarily derived from $28.6 million in cash receipts from sales of various real estate and water rights assets and $786,000 of lease and other revenue. This was offset by approximately $9.6 million of cash used for overhead and various project expenses, and $4.2 million used for the acquisition of groundwater rights in Lyon County, Nevada.

During 2018, we generated cash of $3.3 million in our continuing operations which was derived primarily from $13.6 million in cash receipts from the sale of various real estate and water assets, which was offset by approximately $10.8 million of cash used for overhead and various project expenses.

Cash Flows From Investing Activities

We had no material cash flows from investing activities during the years ended December 31, 2019 and 2018.

Cash Flows From Financing Activities

During the years ended December 31, 2019 and 2018, we used $10.0 million and $27.6 million in cash, respectively, to repurchase shares of our common stock. We had no other significant financing activities during the years.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements, other than those discussed throughout this document, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2019 and 2018 and for each of the two years in the period ended December 31, 2019, and the Report of the Registered Independent Public Accounting Firm are included in this report as listed in the index.

SELECTED QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data (in thousands, except per share amounts) for 2019 and 2018 are shown below. In management’s opinion, the interim financial statements from which the following data has been derived contain all adjustments necessary for a fair presentation of results for such interim periods and are of a normal recurring nature.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Sale of real estate and water assets	$11,982	$2,430	$4,051	$10,150
Other	138	233	204	210
Total revenue and other income	$12,120	$2,663	$4,255	$10,360

Gross profit - real estate and water assets	$9,400	$724	$3,345	$6,649

Income (loss) from continuing operations	$6,684	$(1,118)	$1,379	$4,581
Net income (loss) attributable to PICO Holdings, Inc.	$6,684	$(1,118)	$1,379	$4,581

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$0.33	$(0.06)	$0.07	$0.23

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Sale of real estate and water assets	$247	$10,480	$230	$2,680
Impairment loss on investment in unconsolidated affiliate	—	—	(1,312)	—
Other	97	132	388	109
Total revenue and other income (loss)	$344	$10,612	$(694)	$2,789

Gross profit - real estate and water assets	$28	$6,339	$132	$1,892

Income (loss) from continuing operations	$(2,862)	$4,259	$(4,669)	$(100)
Net income (loss) from discontinued operations, net of tax	$—	$43	$—	$—
Net income (loss) attributable to PICO Holdings, Inc.	$(2,862)	$4,302	$(4,669)	$(100)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$(0.12)	$0.19	$(0.21)	$(0.01)

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2019 AND 2018
AND FOR EACH OF THE
TWO YEARS IN THE PERIOD
ENDED DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of PICO Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income or loss, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Las Vegas, Nevada
March 12, 2020

We have served as the Company’s auditors since 1997.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2019 and 2018
(In thousands)

	2019	2018
Assets
Cash and cash equivalents	$18,169	$12,550
Tangible water assets and real estate, net	39,398	44,298
Intangible assets	122,343	121,917
Right of use assets, net	166	—
Other assets	1,013	1,446
Total assets	$181,089	$180,211

Liabilities and shareholders’ equity
Operating lease liabilities	$166	$—
Other liabilities	2,359	3,448
Accounts payable and accrued expenses	309	139
Total liabilities	2,834	3,587

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 20,068 issued and 19,784 outstanding at December 31, 2019, and 20,848 issued and 20,726 outstanding at December 31, 2018	20	21
Additional paid-in capital	345,234	353,250
Accumulated deficit	(164,010)	(175,536)
Treasury stock, at cost (common shares: 284 and 121 at December 31, 2019 and December 31, 2018, respectively)	(2,989)	(1,111)
Total PICO Holdings, Inc. shareholders’ equity	178,255	176,624
Total liabilities and equity	$181,089	$180,211

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS
For the years ended December 31, 2019 and 2018
(In thousands, except per share data)

	2019	2018
Revenues and other income:
Sale of real estate and water assets	$28,613	$13,637
Impairment loss on investment in unconsolidated affiliate	—	(1,312)
Other income, net	785	726
Total revenues and other income	29,398	13,051

Cost of sales and expenses:
Cost of water assets and real estate sold	8,495	5,246
General, administrative, and other	8,963	11,048
Depreciation and amortization	414	76
Total costs and expenses	17,872	16,370
Income (loss) from continuing operations before income taxes	11,526	(3,319)
Provision for federal and state income taxes	—	(53)
Income (loss) from continuing operations	11,526	(3,372)
Income on sale of discontinued operations, net of tax	—	43
Net income from discontinued operations, net of tax	—	43
Net income (loss) attributable to PICO Holdings, Inc.	$11,526	$(3,329)

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME OR LOSS, CONTINUED
(In thousands, except per share data)

	2019	2018
Other comprehensive loss:
Net income (loss)	$11,526	$(3,329)
Other comprehensive loss, net of tax:
Unrealized loss on securities, net of deferred income tax and reclassification adjustments	—	(544)
Total other comprehensive loss, net of tax	—	(544)
Comprehensive loss attributable to PICO Holdings, Inc.	$11,526	$(3,873)

Net income (loss) per common share – basic and diluted:
Income (loss) from continuing operations	$0.57	$(0.15)
Weighted average shares outstanding	20,154	22,074

The accompanying notes are an integral part of the consolidated financial statements.

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2019
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2018	20,848	$21	$353,250	$(175,536)	121	$(1,111)	$176,624
Stock-based compensation expense			87				87
Exercise of restricted stock units	1						—
Withholding taxes paid on vested restricted stock units			(5)				(5)
Purchases of treasury stock					944	(9,977)	(9,977)
Retirement of treasury stock	(781)	(1)	(8,098)		(781)	8,099	—
Net income				11,526			11,526
Ending balance, December 31, 2019	20,068	$20	$345,234	$(164,010)	284	$(2,989)	$178,255

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2018
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2017	23,154	$23	$379,388	$(172,767)	$544	1	$(25)	$207,163
Stock-based compensation expense			425					425
Exercise of restricted stock units	28							—
Withholding taxes paid on vested restricted stock units			(55)					(55)
Purchases of treasury stock						2,455	(27,621)	(27,621)
Retirement of treasury stock	(2,334)	(2)	(26,508)			(2,334)	26,510	—
Distribution of treasury stock to deferred compensation plan participant (former CEO)						(1)	25	25
Net loss				(3,329)				(3,329)
Reclassification of unrealized gain on investments to accumulated deficit				560	(544)			16
Ending balance, December 31, 2018	20,848	$21	$353,250	$(175,536)	$—	121	$(1,111)	$176,624

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2019 and 2018
(In thousands)

	2019	2018
Operating activities:
Net income (loss)	$11,526	$(3,329)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	58	76
Stock-based compensation expense	87	425
Loss on sale or impairment of investments	—	1,304
Net (income) from discontinued operations, net	—	(43)
Gain on sale of property, plant and equipment	12	—
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Notes and other receivables	37	1,065
Real estate, water, and intangible assets	4,473	5,246
Income taxes	275	—
Other assets	(103)	30
Deferred compensation	—	(2,247)
Accounts payable and accrued expenses	(752)	816
Other operating activities, net	—	6
Cash provided by operating activities - continuing operations	15,613	3,349
Cash used in operating activities - discontinued operations	—	(313)
Net cash provided by operating activities	15,613	3,036

Investing activities:
Proceeds from maturity of investments	—	80
Purchases of property, plant and equipment	(12)	(18)
Net cash provided by (used in) investing activities	(12)	62

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	(5)	(55)
Purchases of treasury stock	(9,977)	(27,621)
Net cash used in financing activities	(9,982)	(27,676)
Net increase (decrease) in cash and cash equivalents	5,619	(24,578)
Cash and cash equivalents, beginning of year	12,550	37,128
Cash and cash equivalents, end of year	$18,169	$12,550

PICO HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended December 31, 2019 and 2018
(In thousands)

	2019	2018
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Payment (refund) of federal and state income taxes	$(275)	$53

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$6	$263
Distribution of debt and equity securities in satisfaction of deferred compensation liability (including 1,375 shares of treasury stock in 2018)	$—	$1,866

The accompanying notes are an integral part of the consolidated financial statements

PICO HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE INDEX

1.	NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations:

PICO Holdings, Inc., together with its subsidiaries (collectively, “PICO” or the “Company”), is a holding company. As of December 31, 2019, the Company has presented its consolidated financial statements and the accompanying notes to the consolidated financial statements using the guidelines prescribed for real estate companies, as the majority of the Company’s assets and operations are primarily engaged in real estate and related activities.

The Company’s most significant operating subsidiary as of December 31, 2019 was Vidler Water Company, Inc. (“Vidler”), a Nevada corporation. Vidler owns water resources and water storage in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado, and New Mexico. Currently, Vidler is primarily focused on selling its existing water rights and storage credits.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock-based compensation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities were appropriate as of December 31, 2019 and December 31, 2018, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. At December 31, 2019, the Company concluded that it is likely that not all of its deferred tax assets will be realized, and accordingly, a valuation allowance was recorded against the deferred tax assets that are not expected to be realized.

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

The Tax Cuts and Jobs Act of 2017 (the “Tax Act”), enacted in December 2017, resulted in significant changes to the U.S. tax law by, among other things, reducing the U.S. federal corporate tax rate from 35% to 21%, elimination or reduction of certain domestic deductions and credits, and limitations on the deductibility of interest expense and executive compensation as well as limitations on the use of future net operating losses. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allowed the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As a result, the Company recorded a provisional estimate of the effect of the Tax Act in its 2017 financial statements. In 2018, the Company completed its analysis to determine the effect of the Tax Act and recorded immaterial adjustments in fiscal year ended 2018. As the Company’s deferred tax asset is offset by a full valuation allowance, the change in rates had no impact on the financial position or results of operations.

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

For the year ended December 31, 2018, the Company’s common stock equivalents were excluded from the diluted per share calculation because their effect on earnings per share was anti-dilutive. For the year ended December 31, 2019 there was no anti-dilution.

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

2.    TANGIBLE WATER ASSETS AND REAL ESTATE, NET

The cost assigned to the various components of tangible water and real estate assets were as follows (in thousands):

	December 31,
	2019	2018
Tangible water assets	$26,570	$29,622
Real estate and improvements held and used, net of accumulated amortization of $12,003 at December 31, 2019 and December 31, 2018	9,469	9,469
Other real estate inventories	3,359	5,207
Total tangible water and real estate assets, net	$39,398	$44,298

The Company’s real estate improvements were fully depreciated at December 31, 2016.

3.    INTANGIBLE ASSETS

The Company’s carrying amounts of its intangible assets were as follows (in thousands):

	December 31,
	2019	2018
Pipeline rights and water credits at Fish Springs Ranch	$81,724	$83,108
Pipeline rights and water rights at Carson-Lyon	25,644	21,542
Other	14,975	17,267
Total intangible assets	$122,343	$121,917

Fish Springs Ranch Pipeline Rights and Water Credits:

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno, Nevada area. As at December 31, 2019, the Company has sold 227 acre-feet of water credits. The current book value represents the remaining 12,773 acre-feet of water credits. Under a settlement agreement signed in 2007, the Pyramid Lake Paiute Tribe (the “Tribe”) agreed to not oppose any permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, and in exchange, Fish Springs Ranch will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs Ranch sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year. The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, and accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water. Currently, Fish Springs Ranch does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Carson-Lyon Pipeline Rights and Water Rights:

During the year ended December 31, 2019 an additional 279 acre-feet of municipal and industrial designated groundwater rights were purchased for $4.2 million.

Impairment Losses:

There were no impairment losses recognized on intangible assets during the years ended December 31, 2019 and 2018.

4.    LEASES

The Company has operating leases for two offices (Carson City, Nevada and La Jolla, California) which include monthly rental payments.

Leases consisted of the following (in thousands):

Leases	December 31, 2019
Assets
Operating lease ROU assets, net(1)	$166
Liabilities
Operating lease liabilities	$166

Weighted Average Remaining Lease Term	0.5 years

(1) Operating lease ROU assets are recorded net of accumulated amortization of $356,000 as of December 31, 2019.

Supplemental cash flow information related to leases is as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$356

5.    INVESTMENTS

For the years ended December 31, 2019 and 2018, the Company had no available-for-sale investments.

Included in other income, net in the accompanying consolidated financial statements is the net realized gain or loss on investments (in thousands):

	Year Ended December 31,
	2019	2018
Gross realized gains:
Debt securities	$—	$82
Equity securities and other investments	—	2
Total gain	—	84
Gross realized losses:
Debt securities	—	(16)
Equity securities and other investments (1)	—	(1,355)
Total loss	—	(1,371)
Net realized gain (loss)	$—	$(1,287)

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

6.    DISCLOSURES ABOUT FAIR VALUE

Recurring Fair Value Measurements

For the years ended December 31, 2019 and 2018 there were no assets or liabilities measured at fair value.

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

(1) The Company recorded an impairment loss of $1.3 million to write down the value of its investment in Spigit to fair value, which was zero. The fair value approach relied primarily on Level 3 unobservable inputs including potential offers to purchase the entity. The inputs were based upon assumptions believed to be reasonable, but which by their nature are uncertain and unpredictable. Spigit was subsequently merged with another entity as described in note 4, “Investments.”

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

As of December 31, 2019, and 2018, the fair values of cash and cash equivalents, accounts payable, and accounts receivable approximated their carrying values because of the short-term nature of these assets or liabilities.

7.    COMMITMENTS AND CONTINGENCIES

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for the years ended December 31, 2019 and 2018 for office space was $356,000 and $354,000, respectively.

Future minimum payments under all operating leases were as follows (in thousands):

Year ended December 31,
2020	$166
Thereafter	—
Total	$166

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

8.    STOCK-BASED COMPENSATION

At December 31, 2019, the Company had one stock-based payment arrangement outstanding, the PICO Holdings, Inc. 2014 Equity Incentive Plan (the “2014 Plan”).

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

The Company recorded total stock-based compensation expense of $87,000 and $425,000 during the years ended December 31, 2019 and 2018, respectively.

Performance-Based Options (PBO):

At various times, the Company has awarded PBO to various members of management. All of the PBO issued contain a market condition based on the achievement of a stock price target during the contractual term and vest monthly over a three-year period. The vested portion of the options may be exercised only if the 30-trading-day average closing sales price of the Company’s common stock equals or exceeds 125% of the grant date stock price. The stock price contingency may be met any time before the options expire and it only needs to be met once for the PBO to remain exercisable for the remainder of the term. Compensation expense is amortized on a straight-line basis over the requisite service period for the entire award, which is the vesting period of the award. However, any unrecognized compensation expense for unvested awards can be accelerated if the vesting period is modified.

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

A summary of PBO activity was as follows:

	Performance-Based Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2017	167,619	$14.51
Granted	—
Forfeited	—
Outstanding at December 31,2018	167,619	$14.51
Granted	—
Forfeited	—
Outstanding at December 31, 2019	167,619	$14.51

At December 31, 2019, 167,619 PBO outstanding are exercisable for up to 10 years from the grant date.

	Performance-Based Options	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value
Vested at December 31, 2017	167,619	$14.51	6.9	$—
Vested	—
Forfeited	—
Vested at December 31, 2018 (1)	167,619	$14.51	5.9	$—
Vested	—
Forfeited	—
Vested at December 31, 2019	167,619	$14.51	4.9	$—

For the years ended December 31, 2019 and 2018, there were no PBO exercisable as the market condition had not been met. The was no unrecognized compensation cost related to unvested PBO at December 31, 2019 and 2018.

Restricted Stock Units (RSU):

RSU awards the recipient, who must be continuously employed by the Company until the vesting date, unless the employment contracts stipulate otherwise, the right to receive one share of the Company’s common stock. RSU issued to management do not vote and are not entitled to receive dividends, however the RSU issued to the Company’s directors are entitled to dividends.

A summary of RSU activity was as follows:

	RSU Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding and unvested at December 31, 2017	10,475	$19.51
Granted	19,716	$12.59
Vested	(30,191)	$14.99
Forfeited	—	$—
Outstanding and unvested at December 31, 2018	—	$—
Granted	9,268	$9.44
Vested	(9,268)	$9.44
Forfeited	—	$—
Outstanding and unvested at December 31, 2019	—	$—

There was no unrecognized compensation cost related to unvested RSU for the years ended December 31, 2019, and 2018.

9.    FEDERAL AND STATE CURRENT AND DEFERRED INCOME TAX

As a result of the Tax Act, the Company remeasured its net deferred tax assets and corresponding valuation allowance using a federal rate of 21% during the year ended December 31, 2019, which resulted in no net impact to the income tax provision. The Company and its subsidiaries file a consolidated federal income tax return. Companies that are less than 80% owned corporations, or entities that are treated as partnerships for federal income tax purposes, file separate federal income tax returns. All of the Company’s pre-tax loss from continuing operations in each of the two years ended December 31, 2019 and 2018 was generated in the U.S. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s income tax (provision) benefit for federal and state income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Current tax (provision) benefit	$—	$(53)
Deferred tax provision	—	—
Total income tax provision	$—	$(53)

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate was as follows (in thousands):

	Year Ended December 31,
	2019	2018
Federal income tax (provision) benefit at statutory rate	$(2,421)	$697
Change in valuation allowance	3,038	529
State taxes, net of federal benefit	(6)	—
Expired credits	(614)	(1,056)
Other	3	(223)
Total income tax provision	$—	$(53)

The significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating losses, capital losses, and tax credit carryforwards	$60,318	$64,378
Impairment loss on water assets	10,384	10,313
Employee benefits, including stock-based compensation	682	928
Excess tax basis in affiliate	496	496
Fixed assets	739	798
Other, net	761	772
Total deferred tax assets	73,380	77,685
Deferred tax liabilities:
Revaluation of real estate and water assets	2,978	3,145
Other, net	508	503
Total deferred tax liabilities	3,486	3,648
Valuation allowance	(69,894)	(74,037)
Net deferred income tax asset	$—	$—

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. At December 31, 2011, the Company considered it more likely than not that the deferred tax assets would not be realized and a full valuation allowance was provided. At December 31, 2019, after evaluating the positive and negative evidence, management concluded that there was insufficient positive evidence to enable the Company to conclude that it was “more likely than not” that certain of these deferred tax assets would be realized, and the Company continued to maintain a full valuation allowance against its deferred tax assets. However, given the Company’s more recent earnings history, management believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow management to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of valuation allowance would result in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release will be predicated on the basis of the level of profitability that the Company is able to actually achieve, and demonstration of additional positive evidence such as reliable projections of future earnings.

The Company had net operating loss carryforwards, federal tax credit carryforwards, and state capital loss carryforwards as of December 31, 2019, that will expire if not utilized. The following table summarizes such carryforwards and their expiration as follows (in thousands):

	Federal Net Operating Losses	Federal Tax Credits	State Net Operating Losses	State and Federal Capital Losses
Expire 2020	$—	$1,339	$9,508	$793
Expire 2021 through 2026	—	787	—	84,227
Expire 2027 through 2031	—	451	27,750	—
Expire 2032 through 2038	156,491	4,120	103,328	—
Total	$156,491	$6,697	$140,586	$85,020

Utilization of the Company's U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2019, the Company believes that utilization of its federal net operating losses and federal tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code. The tax benefit preservation plan adopted by the Company provides protections to preserve the Company’s ability to utilize its net operating loss carryforwards as a result of certain stock ownership changes in the future.

The Company does not have any uncertain tax benefits recorded for the years ended December 31, 2019 and 2018 . The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in its provision for income taxes. For the years ended December 31, 2019 and 2018 the Company has not recorded any interest or penalties related to uncertain tax benefits.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2019, the Company's statute is open from 2016 and 2015 forward for federal and for state tax purposes, respectively.

10.    ACCUMULATED OTHER COMPREHENSIVE INCOME

There was no accumulated other comprehensive income at December 31, 2019 and December 31, 2018 respectively.

The following table reports amounts that were reclassified from accumulated other comprehensive income and included in earnings (in thousands):

	Year Ended December 31,
	2019	2018
Accumulated other comprehensive income - January 1	$—	$544
Unrealized gain reclassified and recognized in net loss, net of tax(1)	—	(544)
Net change in other comprehensive income, net of tax	—	(544)
Accumulated other comprehensive income - December 31	$—	$—

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

Under the terms of the Amended Bonus Plan the Company accrued $783,000 for the year ended December 31, 2019.There was no compensation earned under the Amended Bonus Plan for the year ended December 31, 2018.

Severance Compensation

In connection with the execution of a transition agreement with the Company’s former Chief Financial Officer, the company paid $1,023,000 of severance benefits during the year ended December 31, 2019.

12.    DISCONTINUED OPERATIONS

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

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2019. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on the COSO criteria (2013).

Deloitte & Touche LLP, the independent registered public accounting firm who audited the Company’s consolidated financial statements included in this Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting, which is included herein.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PICO Holdings, Inc.
Carson City, Nevada

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of PICO Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 12, 2020, expressed an unqualified opinion on those financial statements.

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

Las Vegas, Nevada
March 12, 2020

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2020 annual meeting of shareholders (the “2020 proxy statement”), to be filed on or before April 30, 2020 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code of Ethics” in the 2020 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Delinquent Section 16(a) Reports ” in the 2020 proxy statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation and Related Information” in the 2020 proxy statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2020 proxy statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Persons Transactions” and “Compensation Committee, Interlocks and Insider Participation” in the 2020 proxy statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in the 2020 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL SCHEDULES AND EXHIBITS

1.	Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of PICO Holdings, Inc. (2)
3.2	Bylaws of PICO Holdings, Inc. (2)
3.3	Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (3)
4.1	Section 382 Rights Agreement, dated as of July 24, 2017, by and between PICO Holdings, Inc. and Computershare Trust Company N.A. (3)
4.2	PICO Holdings, Inc. Stock Certificate. (4)
4.3	Description of Securities (12)
10.1	Guaranty, dated July 31, 2015, between PICO Holdings, Inc. and CHS Hallock, LLC. (6)
10.2†
PICO Holdings, Inc. 2014 Equity Incentive Plan, Stock Option Grant Notice, Stock Option Award Agreement, Stock Option Notice of Exercise, Restricted Stock Unit Grant Notice, Restricted Stock Unit Award Agreement, and Restricted Stock Deferral Election Form. (7)

10.3†	Transition Agreement by and between PICO Holdings, Inc. and John T. Perri, dated August 6, 2018, as amended. (5)
10.4	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada dated October 16, 2007. (10)
10.5†	Employment Agreement, dated August 8, 2018, by and between PICO Holdings, Inc. and Maxim C.W. Webb. (1)
10.6†	Employment Agreement, dated December 14, 2016, by and between PICO Holdings, Inc. and John T. Perri. (9)
10.7†	Employment Agreement, dated August 8, 2018, by and between PICO Holdings, Inc. and Dorothy Timian-Palmer. (1)
10.8†	PICO Holdings, Inc. Amended and Restated Executive Bonus Plan. (1)
10.9†	PICO Holdings, Inc. Amended and Restated Nonemployee Director Compensation Policy (8)
10.10	Form of Indemnity Agreement with directors and executive officers of PICO Holdings, Inc. and each of its subsidiaries. (4)
10.11†	Directorship Letter Agreement with Eric Speron dated December 18, 2015. (11)
21.1	Subsidiaries of PICO Holdings, Inc.
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to Form 8-K filed with the SEC on August 8, 2018.

Exhibit Number	Description
(2)	Incorporated by reference to Form 8-K filed with the SEC on June 1, 2017.
(3)	Incorporated by reference to Form 8-A filed with the SEC on July 24, 2017.
(4)	Incorporated by reference to Form 10-Q filed with the SEC on August 9, 2017.
(5)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019
(6)	Incorporated by reference to Form 8-K filed with the SEC on August 6, 2015.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2019.
(9)	Incorporated by reference to Form 8-K filed with the SEC on December 15, 2016.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(11)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2015.
(12)	Incorporated by reference to Form S-3 filed with the SEC on November 14, 2014.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 12, 2020	PICO Holdings, Inc. By: /s/ Dorothy A. Timian-Pamer Dorothy A. Timian-Palmer Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 12, 2020 by the following persons on behalf of the Registrant and in the capacities indicated.

/s/ Dorothy A. Timian-Palmer	Chief Executive Officer and President, and Director
Dorothy A. Timian-Palmer	(Principal Executive Officer)

/s/ Maxim C.W. Webb	Executive Chairman, Chief Financial Officer, and Director
Maxim. C.W. Webb	(Principal Financial Officer)

/s/ Gregory E. Bylinsky	Director
Gregory E. Bylinsky

/s/ Eric H. Speron	Director
Eric H. Speron

/s/ Nicole L. Weymouth	Director
Nicole L. Weymouth