Form 10-Q
period 2020-03-31
PICO HOLDINGS INC /NEW
filed 2020-05-08
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

On April 30, 2020, the registrant had 19,313,489 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Three Months Ended March 31, 2020

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	March 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$11,623	$18,169
Real estate and tangible water assets, net	39,392	39,398
Intangible assets	122,337	122,343
Right of use assets, net	76	166
Other assets	1,109	1,013
Total assets	$174,537	$181,089

Liabilities and equity
Lease liabilities	$76	$166
Other liabilities	1,078	2,359
Accounts payable and accrued expenses	93	309
Total liabilities	1,247	2,834

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 19,430 issued and 19,385 outstanding at March 31, 2020, and 20,067 issued and 19,783 outstanding at December 31, 2019	19	20
Additional paid-in capital	339,444	345,234
Accumulated deficit	(165,821)	(164,010)
Treasury stock, at cost (common shares: 45 at March 31, 2020 and 284 at December 31, 2019)	(352)	(2,989)
Total shareholders’ equity	173,290	178,255
Total liabilities and shareholders’ equity	$174,537	$181,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations - Unaudited (In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues and other income:
Sale of real estate and water assets	$40	$11,982
Other income, net	189	138
Total revenues and other income	229	12,120

Cost of sales and expenses:
Cost of real estate and water assets sold	13	2,582
General, administrative, and other	1,925	2,749
Depreciation and amortization	102	105
Total cost of sales and expenses	2,040	5,436
Net income (loss)	$(1,811)	$6,684
Net income (loss) per common share – basic and diluted	$(0.09)	$0.33
Weighted average shares outstanding	19,654	20,539

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2020
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2019	20,067	$20	$345,234	$(164,010)	284	$(2,989)	$178,255
Stock-based compensation expense			475				475
Purchases of treasury stock					398	(3,629)	(3,629)
Retirement of treasury stock	(637)	(1)	(6,265)		(637)	6,266	—
Net income				(1,811)			(1,811)
Ending balance, March 31, 2020	19,430	$19	$339,444	$(165,821)	45	$(352)	$173,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2019
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2018	20,848	$21	$353,250	$(175,536)	121	$(1,111)	$176,624
Stock-based compensation expense			22				22
Purchase of treasury stock					420	(4,340)	(4,340)
Retirement of treasury stock	(529)	(1)	(5,328)		(529)	5,329	—
Net Income				6,684			6,684
Ending balance, March 31, 2019	20,319	$20	$347,944	$(168,852)	12	$(122)	$178,990

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Cash provided by (used in) operating activities	$(2,875)	$8,966
Net cash provided by (used in) operating activities	(2,875)	8,966

Investing activities:
Purchases of property, plant and equipment	(66)	—
Proceeds from sale of property, plant and equipment	24	—
Net cash used in investing activities	(42)	—

Financing activities:
Purchases of treasury stock	(3,629)	(4,340)
Net cash used in financing activities	(3,629)	(4,340)

Increase (decrease) in cash and cash equivalents	(6,546)	4,626
Cash and cash equivalents, beginning of the period	18,169	12,550
Cash and cash equivalents, end of the period	$11,623	$17,176

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC.

Smaller Reporting Company

The Company qualifies as a smaller reporting company (“SRC”) under the SEC’s definition and therefore certain disclosures that are no longer required have been removed in accordance with the SEC’s disclosure requirements for SRCs.

Use of Estimates in Preparation of Financial Statements

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock based compensation and contingent liabilities. While management believes that the carrying value of such asset and liabilities were appropriate as of March 31, 2020 and comparative periods, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	March 31, 2020	December 31, 2019
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of March 31, 2020 and December 31, 2019	$9,469	$9,469
Other real estate inventories	3,359	3,359
Tangible water assets	26,564	26,570
Total real estate and tangible water assets	$39,392	$39,398

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	March 31, 2020	December 31, 2019
Pipeline rights and water credits at Fish Springs Ranch	$81,719	$81,724
Pipeline rights and water rights at Carson-Lyon	25,643	25,644
Other	14,975	14,975
Total intangible assets	$122,337	$122,343

4. Leases
The Company has operating leases for two offices (Carson City, Nevada and La Jolla, California) which include monthly rental payments.

Leases consisted of the following (in thousands):

Leases	March 31, 2020	December 31, 2019
Assets
Operating lease ROU assets, net(1)	$76	$166
Liabilities
Operating lease liabilities	$76	$166

Weighted Average Remaining Lease Term	0.2 years	0.5 years

(1) Operating lease ROU assets are recorded net of accumulated amortization of $446,000 and $356,000 as of March 31, 2020 and December 31, 2019 respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$90	$88

5. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $90,000 and $88,000 for the three months ended March 31, 2020 and 2019 respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ending December 31,
2020	$76
2021	—
Total	$76

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

6. Subsequent Events

On May 1, 2020 the Company closed the sale of 470 acre feet of groundwater rights in Dodge Flat, Nevada for sale proceeds of $3.1 million and this transaction will be recorded and reported in our second quarter, 2020 results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, in “Item 1A: Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

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

As of March 31, 2020, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico. Our revenue and cash generation from the sale of our water resource and real estate assets can vary significantly from quarter to quarter and largely depends on when actual sale transactions close. We are unable to predict with any certainty the impact on the timing of any future asset sales and revenue and cash generation due to the economic contraction in the U.S. as a result of the COVID-19 pandemic. However, we believe if an economic contraction in the U.S. persists for several quarters, it is likely that future asset sales will be delayed, which could adversely impact our liquidity.

Results of Operations

Shareholders’ Equity (in thousands):

	March 31, 2020	December 31, 2019	Change
Shareholders’ equity	$173,290	$178,255	$(4,965)
Shareholders’ equity per share	$8.94	$9.01	$(0.07)

The decrease in our shareholders’ equity during the three months ended March 31, 2020, was primarily due to a net loss of $1.8 million and the repurchase of approximately 398,000 shares of our common stock for $3.6 million.

Total Assets and Liabilities (in thousands):

	March 31, 2020	December 31, 2019	Change
Total assets	$174,537	$181,089	$(6,552)
Total liabilities	$1,247	$2,834	$(1,587)

Total assets decreased during the three months ended March 31, 2020, primarily due to cash applied to the repurchase of common stock and payment of expenses related to operations, which were partially offset by operating income from leases and ranch operations.

Total liabilities decreased by $1.6 million during the three months ended March 31, 2020, primarily due to the management bonus payments and RSU grants in March 2020 which were accrued at December 31, 2019.

Results of Operations — Three Months Ended March 31, 2020 and 2019 (in thousands)

	Three Months Ended March 31,
	2020	2019	Change
Revenues
Sale of real estate and water assets(4)	$40	$11,982	$(11,942)
Other income	189	138	51
Total revenue and other income	229	12,120	(11,891)

Costs
Cost of real estate and water assets sold	13	2,582	(2,569)

Expenses
Salaries and benefits (1)	1,087	1,415	(328)
Professional service expense(2)	212	420	(208)
Office expense	30	43	(13)
Other expense(3)	596	871	(275)
Depreciation and amortization	102	105	(3)
Total expenses	2,027	2,854	(827)
Income (loss) before income taxes	$(1,811)	$6,684	$(8,495)

(1) Reduction in salaries and benefits expenses over the same period in the prior year is due to finalizing the transition of our finance and accounting staff in May 2019, with no salaries and benefits and severance of former staff incurred in 2020.
(2) Reduction in professional service expense is due to costs incurred in the three months ended March 31, 2019, for legal and professional service fees on the Kane Springs, Nevada project which were not incurred in the corresponding period in 2020.
(3) Reduction in other expense is due primarily to $404,000 of selling expenses related to the Dodge Flat real estate sale in the three months ended March 31, 2019, with no corresponding transaction and cost in the the three months ended March 31, 2020, which was offset by non - refundable option payments totaling $285,000 to defer water rights acquisitions in Lyon County, Nevada until the second quarter of 2021.
(4) We did not record any significant asset sales in the three months ended March 31, 2020. Revenue for the three months ended March 31, 2019, included approximately $9 million for the sale of water rights and land at Dodge Flat, Nevada and $3 million for water sales at Fish Springs Ranch.

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

Liquidity and Capital Resources — Three Months Ended March 31, 2020 and 2019

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. We classify such sales and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at March 31, 2020, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months.

Our revenue and cash generation from the sale of our water resource and real estate assets can vary significantly from quarter to quarter and largely depends on when actual sale transactions close. We are unable to predict with any certainty the impact on the timing of any future asset sales and revenue and cash generation due to the economic contraction in the U.S. as a result of the Covid-19 pandemic. If an economic contraction in the U.S. persists for several quarters, it is likely that future asset sales will be delayed, which could adversely impact our liquidity.

In the long-term, we estimate that cash from asset sales will provide us with adequate funding for future operations. However, if additional funding is needed, we may defer significant expenditures (including stock repurchases), sell assets, obtain a line of credit, or complete a debt or equity offering. Any equity or convertible debt offering may be dilutive to our shareholders, and any debt offering may include operating covenants that could restrict our business. We are currently not subject to any debt covenants that limit our ability to obtain additional financing through debt or equity offerings.

We expect to continue to repurchase shares of our common stock in the open market at opportunistic prices, up to our current board approved amount of $100 million, subject to maintaining adequate working capital requirements.

Cash Flows

Cash Flows From Operating Activities

Our operations utilized $2.9 million of cash during the first three months of 2020. The principal operating cash inflow was approximately $0.2 million from the sale of various real estate and water rights assets and other income. This was offset by $3.1 million of cash used for overhead and various project expenses.

Our operations generated $9 million of cash during the first three months of 2019. The principal operating cash inflow was $12 million from the sale of various real estate and water rights assets. This was offset by $2.7 million of cash used for overhead and various project expenses.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the three months ended March 31, 2020, and March 31, 2019.

Cash Flows From Financing Activities

We used $3.6 million and $4.3 million in cash to repurchase 398,000 and 420,000 shares of our common stock during the three months ended March 31, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors in this report have been revised to incorporate changes to our risk factors from those included in our Annual Report on Form 10-K for the year ended December 31, 2019. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing changes, including any material changes, from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

* The novel coronavirus, or COVID-19, pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition, results of operations, and cash flow

We believe that the economic downturn resulting from the COVID-19 pandemic will adversely affect employment, as well as residential and commercial real estate development, which, in turn, is likely to adversely affect the demand for, and value of our water resources and real estate assets, and our ability to sell these assets. The length and effect of this economic downturn is uncertain, but could adversely affect our liquidity, and could limit or entirely curtail the repurchase of our stock. The prolonged recession or market correction resulting from the COVID-19 pandemic could materially affect our business and value of our common stock. We do not yet know the full extent of potential delays or impacts on our business or the global economy but we intend to continue to monitor the situation as more information becomes available.

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

The homebuilding industry experienced a significant and sustained downturn in recent years, resulting from factors that include, but are not limited to, weak general economic and employment growth, limited access to capital, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose mortgage loan balances exceeded the market value of their homes, and tight lending standards for mortgage loans that limited consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets, where a substantial amount of our water assets are located, including the states of Nevada, Arizona, Colorado, and New Mexico. The continuation of the recent improvement in residential and commercial real estate development activity is essential to our ability to generate revenue and operating income in our water resource and water storage business. We are unable to predict whether and to what extent this recovery will continue, and the economic consequences of the COVID-19 pandemic have introduced more uncertainty. Any future slow-down in real estate and homebuilding activity could adversely affect development projects within the markets in which our water assets are located, and could materially affect the demand for and the fair value of our assets and our ability to monetize them. Declines and weak conditions in the U.S. housing market in prior years have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have a negative effect on the national housing market and in the markets in which we operate, although the Nevada market may be less impacted due to the lack of a state income tax.

* We may not be able to realize the anticipated value of our water assets in our projected time frame, if at all.

We expect that the rate of growth of the economy will have an impact on real estate market fundamentals. Depending on how markets perform in the short and long-term, the state of the economy nationally and locally where our assets are concentrated, could result in a decline in the value of our existing water assets, or cause us to retain such assets longer than we initially expected, which would negatively affect our rate of return on our water assets, cause us to divest such assets for less than our intended return on investment, or cause us to incur impairments of the book values of such assets to estimated fair value. Such events including the COVID-19 pandemic would adversely impact our financial condition, results of operations, and cash flows.

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

* The fair values of our water assets may decrease, which could adversely affect our results of operations with losses from asset impairments.

The fair value of our water resource and water storage assets depends on market conditions. We acquired water resources and land for expansion into new markets and for replacement of inventory and expansion within our current markets. The valuation of real estate and water assets is inherently subjective, based on the individual characteristics of each asset and the demand for that asset. Factors such as changes in regulatory requirements and applicable laws, political conditions, the condition of financial markets, local and national economic conditions, change in efficiencies of water use, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject our asset valuations to uncertainties. The COVID-19 pandemic and the associated economic downturn may also adversely affect the value of our water assets. In addition, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If population growth and, as a result, water and/or housing demand in our markets fails to meet our expectations when we acquired our real estate and water assets, our profitability may be adversely affected, and we may be unable to recover our costs when we sell our real estate and water assets. We regularly review the value of our water assets. These reviews have resulted in recording significant impairment losses in prior years to our water resource assets. Such impairments have adversely affected our results of operations and our financial condition in those years.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At March 31, 2020, we had approximately 250,682 acre-feet of water stored at the facility. In addition, at March 31, 2020, we had approximately 28,295 acre-feet of water stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of March 31, 2020, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of March 31, 2020, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $81.7 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes and residential and commercial development would adversely affect our assets in Nevada and Arizona and would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as of March 31, 2020, we had utilized $42 million to repurchase approximately 3.8 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock. In addition, we are currently a constituent member of the Russell 2000 index along with other indexes and other indexed products. If we ceased to be represented in the Russell 2000 index, or other indexes or indexed products, as a result of our market capitalization falling below the threshold for inclusion in the index, whether due to a decline in our stock price or a reduction in the number of shares outstanding, or for any other reason, certain of our current institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS, CASH FLOWS, AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORICAL FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS, CASH FLOWS, AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended March 31, 2020:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
January 1 to January 31, 2020	55,519	$10.49	3,501,908	$11,074
February 1 to February 29, 2020	98,226	$10.22	3,600,134	$60,070
March 1 to March 31, 2020	243,948	$8.37	3,844,082	$58,028
Total	397,693

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

PICO HOLDINGS, INC.

Date:	May 8, 2020	By: /s/ Maxim C.W. Webb
Maxim C.W. Webb
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)