Form 10-Q
period 2020-06-30
PICO HOLDINGS INC /NEW
filed 2020-08-07
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____
Commission file number 033-36383

PICO HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-2723335
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

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

On July 30, 2020, the registrant had 18,954,816 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Six Months Ended June 30, 2020

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Balance Sheets - Unaudited (In thousands, except par value)

	June 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$11,284	$18,169
Real estate and tangible water assets, net	39,386	39,398
Intangible assets	122,065	122,343
Right of use assets, net	—	166
Other assets	934	1,013
Total assets	$173,669	$181,089

Liabilities and equity
Lease liabilities	$—	$166
Other liabilities	1,267	2,359
Accounts payable and accrued expenses	88	309
Total liabilities	1,355	2,834

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 19,038 issued and 19,027 outstanding at June 30, 2020, and 20,067 issued and 19,783 outstanding at December 31, 2019	19	20
Additional paid-in capital	336,341	345,234
Accumulated deficit	(163,957)	(164,010)
Treasury stock, at cost (common shares:11 at June 30, 2020 and 284 at December 31, 2019)	(89)	(2,989)
Total shareholders’ equity	172,314	178,255
Total liabilities and shareholders’ equity	$173,669	$181,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Operations - Unaudited (In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues and other income:
Sale of real estate and water assets	$3,781	$2,430	$3,821	$14,412
Other income, net	64	233	253	371
Total revenues and other income	3,845	2,663	4,074	14,783

Cost of sales and expenses:
Cost of real estate and water assets sold	279	1,706	292	4,287
General, administrative, and other	1,614	1,971	3,539	4,722
Depreciation and amortization	88	104	190	208
Total cost of sales and expenses	1,981	3,781	4,021	9,217
Net income (loss)	$1,864	$(1,118)	$53	$5,566
Net income (loss) per common share – basic and diluted	$0.10	$(0.06)	$—	$0.27
Weighted average shares outstanding	19,281	20,185	19,468	20,361

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Six Months Ended June 30, 2020
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2019	20,067	$20	$345,234	$(164,010)	284	$(2,989)	$178,255
Stock-based compensation expense			475				475
Purchases of treasury stock					398	(3,629)	(3,629)
Retirement of treasury stock	(637)	(1)	(6,265)		(637)	6,266	—
Net loss				(1,811)			(1,811)
Ending balance, March 31, 2020	19,430	$19	$339,444	$(165,821)	45	$(352)	$173,290
Stock-based compensation expense			22				22
Purchases of treasury stock					358	(2,862)	(2,862)
Retirement of treasury stock	(392)		(3,125)		(392)	3,125	—
Net income				1,864			1,864
Ending balance, June 30, 2020	19,038	$19	$336,341	$(163,957)	11	$(89)	$172,314

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Six Months Ended June 30, 2019
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2018	20,848	$21	$353,250	$(175,536)	121	$(1,111)	$176,624
Stock-based compensation expense			22				22
Purchase of treasury stock					420	(4,340)	(4,340)
Retirement of treasury stock	(529)	(1)	(5,328)		(529)	5,329	—
Net Income				6,684			6,684
Ending balance, March 31, 2019	20,319	$20	$347,944	$(168,852)	12	$(122)	$178,990
Stock-based compensation expense			22				22
Exercise of restricted stock units			(5)				(5)
Purchase of treasury stock					245	(2,704)	(2,704)
Retirement of treasury stock	(252)		(2,771)		(252)	2,771	—
Net Loss				(1,118)			(1,118)
Ending balance, June 30, 2019	20,067	$20	$345,190	$(169,970)	5	$(55)	$175,185

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries Condensed Consolidated Statements of Cash Flows - Unaudited (In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Cash provided by (used in) operating activities	$(352)	$4,195
Net cash provided by (used in) operating activities	(352)	4,195

Investing activities:
Purchases of property, plant and equipment	(66)	(12)
Proceeds from sale of property, plant and equipment	24	—
Net cash used in investing activities	(42)	(12)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	—	(5)
Purchases of treasury stock	(6,491)	(7,044)
Net cash used in financing activities	(6,491)	(7,049)

Increase (decrease) in cash and cash equivalents	(6,885)	(2,866)
Cash and cash equivalents, beginning of the period	18,169	12,550
Cash and cash equivalents, end of the period	$11,284	$9,684

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

Use of Estimates in Preparation of Financial Statements

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock based compensation and contingent liabilities. While management believes that the carrying value of such asset and liabilities were appropriate as of June 30, 2020 and comparative periods, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.
2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	June 30, 2020	December 31, 2019
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of June 30, 2020 and December 31, 2019	$9,469	$9,469
Other real estate inventories	3,359	3,359
Tangible water assets	26,558	26,570
Total real estate and tangible water assets	$39,386	$39,398

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	June 30, 2020	December 31, 2019
Pipeline rights and water credits at Fish Springs Ranch	$81,545	$81,724
Pipeline rights and water rights at Carson-Lyon	25,644	25,644
Other	14,876	14,975
Total intangible assets	$122,065	$122,343

4. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $76,000 and $89,000 for the three months ended June 30, 2020 and 2019 respectively and $166,000 and $177,000 for the six months ended June 30, 2020 and 2019, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ending December 31,
2020	$77
2021	156
2022	160
2023	81
Total	$474

Neither PICO nor its subsidiaries are parties to any potentially material pending legal proceedings.

The Company is subject to various litigation matters that arise in the ordinary course of its business. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated or unrelated to possible outcomes, and as such, are not meaningful indicators of the potential liability. The Company regularly reviews contingencies to determine the adequacy of accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that the financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

5. Subsequent Events

Office Lease

The Carson City, Nevada office lease expired on June 30, 2020 and a new lease was signed effective July 1, 2020. The office lease is for a term of three years with total future expenditures of $473,647.

Tax Benefit Preservation Plan

Effective as of July 24, 2020, the Company’s Board of Directors adopted a tax benefit preservation plan (the “Plan”) designed to preserve the Company’s ability to utilize its net operating loss carryforwards as a result of certain stock ownership changes. Consequently, any person or group, together with its affiliates and associates (the “Acquiring Person”), acquiring beneficial ownership of 4.99% or more of the Company’s common stock after August 4, 2020 without approval of the Company’s Board of Directors would be subjected to significant dilution in its holdings. Such dilution would occur as a consequence of each holder of a right, other than rights that are beneficially owned by the Acquiring Person, obtaining the right to purchase, upon exercise of a right and payment of the purchase price, a number of shares of the Company’s commons stock having a market value of two times the exercise price of the right. Pursuant to the Plan, the Company issued one right for each outstanding share of the Company’s common stock to shareholders of record at the close of business on August 4, 2020. Prior to exercise, such right does not give its holder any rights as a shareholder of the Company, including any dividend, voting or liquidation rights. The Plan will expire on July 24, 2023 or at the 2021 annual meeting of shareholders, if shareholders do not ratify the adoption of the Plan. The previous tax benefit preservation plan adopted by the Company’s Board of Director on July 24, 2017, and subsequently ratified by stockholders, expired on July 24, 2020.

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

As of June 30, 2020, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico. Our revenue and cash generation from the sale of our water resource and real estate assets can vary significantly from quarter to quarter and largely depends on when actual sale transactions close. We are unable to predict with any certainty the impact on the timing of any future asset sales and revenue and cash generation due to the economic contraction in the U.S. as a result of the COVID-19 pandemic. However, we believe if an economic contraction in the U.S. persists for several quarters, it is likely that future asset sales will be delayed, which could adversely impact our liquidity.

Results of Operations

Shareholders’ Equity (in thousands):

	June 30, 2020	December 31, 2019	Change
Shareholders’ equity	$172,314	$178,255	$(5,941)
Shareholders’ equity per share	$9.06	$9.01	$0.05

The decrease in our shareholders’ equity during the six months ended June 30, 2020, was primarily due to the repurchase of approximately 755,000 shares of our common stock for $6.5 million.

Total Assets and Liabilities (in thousands):

	June 30, 2020	December 31, 2019	Change
Total assets	$173,669	$181,089	$(7,420)
Total liabilities	$1,355	$2,834	$(1,479)

Total assets decreased during the six months ended June 30, 2020, primarily due to cash applied to the repurchase of common stock.

Total liabilities decreased by $1.5 million during the six months ended June 30, 2020, primarily due to the management bonus payments and restricted stock units (RSUs) grants in March 2020 which were accrued at December 31, 2019.

Results of Operations — Three and Six Months Ended June 30, 2020 and 2019 (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
Revenues
Sale of real estate and water assets(4)	$3,781	$2,430	$1,351	$3,821	$14,412	$(10,591)
Other income	64	233	(169)	253	371	(118)
Total revenue and other income	3,845	2,663	1,182	4,074	14,783	(10,709)

Costs
Cost of real estate and water assets sold	279	1,706	(1,427)	292	4,287	(3,995)

Expenses
Salaries and benefits (1)	901	1,079	(178)	1,989	2,493	(504)
Professional service expense(2)	299	240	59	511	660	(149)
Office expense	45	152	(107)	75	107	(32)
Other expense(3)	368	500	(132)	964	1,462	(498)
Depreciation and amortization	88	104	(16)	190	208	(18)
Total expenses	1,701	2,075	(374)	3,729	4,930	(1,201)
Income (loss) before income taxes	$1,865	$(1,118)	$2,983	$53	$5,566	$(5,513)

(1) Reduction in salaries and benefits expenses over the same period in the prior year is due to finalizing the transition of our finance and accounting staff in May 2019, with no salaries and benefits and severance of former staff incurred in 2020.
(2) Reduction in professional service expense for the six months ended June 30, 2020 is due to costs incurred in 2019 for legal and professional service fees on the Kane Springs, Nevada project which were not incurred in the corresponding period in 2020.
(3) Reduction in other expense is due primarily to $404,000 of selling expenses related to the Dodge Flat real estate sale in the six months ended June 30, 2019, with no corresponding transaction selling costs in 2020. This reduction was partially offset by non - refundable option payments totaling $285,000 in the three and six months ended June 30, 2020 to defer water rights acquisitions in Lyon County, Nevada until the second quarter of 2021.
(4) Revenue generated in the three and six months ended June 30, 2020 was primarily due to the sale of 470 acre feet of water rights at Dodge Flat, Nevada for $3.1 million. Revenue for the six months ended June 30, 2019 was primarily due to approximately $9 million for the sale of water rights and land at Dodge Flat, Nevada and $3 million for water sales at Fish Springs Ranch.

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

Liquidity and Capital Resources — Six Months Ended June 30, 2020 and 2019

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. We classify such sales and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at June 30, 2020, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months.

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

Cash Flows

Cash Flows From Operating Activities

Our operations utilized $352,000 of cash during the first six months of 2020. The principal operating cash inflow was approximately $4.1 million from the sale of various real estate and water rights assets and other income. This was offset by $4.5 million of cash used for overhead and various project expenses.

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

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the six months ended June 30, 2020, and June 30, 2019.

Cash Flows From Financing Activities

We used $6.5 million and $7.0 million in cash to repurchase 755,000 and 665,000 shares of our common stock during the six months ended June 30, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Legal Developments

The Company, in the normal course of its business, frequently encounters government or private challenges to its water rights. As previously disclosed, the Company, through its subsidiary, Vidler, has invested substantial sums to develop water resources in the Kane Springs Valley Basin, located in Lincoln County, Nevada. Vidler, together with the Lincoln County Water District (“Lincoln/Vidler”) in 2005, received a permit from the Nevada State Engineer to appropriate 1000 acre feet of water in the Kane Springs Valley Basin. Lincoln/Vidler have several other applications pending to appropriate additional ground water in the Kane Springs Valley Basin, although the quantity of water that may be appropriated under these applications cannot be accurately predicted. This permitted water and the pending applications have next in priority in the Kane Springs Valley Basin.

Lincoln/Vidler entered into an agreement to sell water to Coyote Springs Investments (“CSI”); CSI is the developer of Coyote Springs, a new planned residential and commercial development 60 miles north of Las Vegas. Of the permitted water rights in Kane Springs, Vidler agreed to sell to CSI 500 acre feet of those permitted water rights pursuant to a purchase option agreement.

Following hearings conducted by the Nevada State Engineer in late September early-October of 2019 to determine the boundaries of the Lower White River Flow System (LWRFS) in Southern Nevada, the Nevada State Engineer, on June 20, 2020, issued Order No.1309, finding that Kane Springs was now included as part of the Lower White River Flow System. This Order results in subordinating Lincoln/Vidler’s senior priority water right date of their current permitted water rights in Kane Springs to the respective priority dates in relation to all other water rights in the new multi-basin area “Super Basin.” If the Order stands, it will likely impede Vidler from pursuing its existing permitted water rights and applications in the Kane Springs Basin and will adversely affect its contracts with CSI.

Vidler believes that Kane Springs Valley Basin is not a part of the LWRFS and presented evidence to this effect at the State Engineer’s hearings. Vidler believes there is no legal authority in existing Nevada water law statutes that allows the State Engineer to create a “Super Basin” and disregard existing individual basin boundaries and water right priorities within those individual basin boundaries.

Lincoln/Vidler are appealing Order No. 1309. CSI, as well as others, have also appealed this Order, and Vidler anticipates supporting CSI in its appeal. Given the number of participants in the appeal, a lengthy period may pass before the matter is resolved. Our appeal is in the early stages of the legal process and, as such, it is difficult to evaluate the ultimate outcome of our appeal of the Order. An adverse ruling would materially and adversely affect Vidler’s investment in the Kane Springs Basin and its contracts with CSI. If there is an adverse ruling on the appeal, the current option agreement with CSI could result in forgone revenue of up to $3.5 million.

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

Although we believe our disclosure controls and procedures and internal control over financial reporting are effective, management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors, misstatements, or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide definitive assurance that all control issues and instances of fraud, if any, have been detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

The discussion under Legal Developments is incorporated herein by reference.

Item 1A: Risk Factors

The following information sets out factors that could cause our actual results to differ materially from those contained in forward-looking statements we have made in this Quarterly Report on Form 10-Q and those we may make from time to time. Investors evaluating our business and prospects should carefully consider the following risks, together with other matters described in this Quarterly Report on Form 10-Q or incorporated herein by reference. If any of the following risks occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our securities could decline, in some cases significantly.

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

* The novel coronavirus, or COVID-19, pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition, results of operations, and cash flow

We believe that the economic downturn resulting from the COVID-19 pandemic owill adversely affect employment, as well as residential and commercial real estate development, which, in turn, is likely to adversely affect the demand for, and value of our water resources and real estate assets, and our ability to sell these assets. The length and effect of this economic downturn is uncertain, but could adversely affect our liquidity, and could limit or entirely curtail the repurchase of our stock. The prolonged recession or market correction resulting from the COVID-19 pandemic could materially and adversely affect our business and value of our common stock. We do not yet know the full extent of potential delays or impacts on our business or the global economy, but we intend to continue to monitor the situation as more information becomes available.

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

The homebuilding industry experienced a significant and sustained downturn in recent years, resulting from factors that include, but are not limited to, weak general economic and employment growth, limited access to capital, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose mortgage loan balances exceeded the market value of their homes, and tight lending standards for mortgage loans that limited consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets, where a substantial amount of our water assets are located, including the states of Nevada, Arizona, Colorado, and New Mexico. The continuation of the recent improvement in residential and commercial real estate development activity is essential to our ability to generate revenue and operating income in our water resource and water storage business. We are unable to predict whether and to what extent this recovery will continue, and the economic consequences of the COVID-19 pandemic have introduced more uncertainty about our business. Any slow-down or decline in real estate and homebuilding activity could adversely affect development projects within the markets in which our water assets are located, and could materially affect the demand for and the fair value of our assets and our ability to monetize them. Weak conditions in the U.S. housing market in prior years have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have a negative effect on the national housing market and in the markets in which we operate, although the Nevada market may be less impacted due to the lack of a state income tax.

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

* The fair values of our water assets are linked to growth factors concerning the local markets in which our assets are concentrated and may be impacted by broader economic issues.

Both the demand for, and fair value of, our water assets are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located. The local economies where our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in southern Nevada, Colorado, and New Mexico, may be adversely affected by factors such as the local level of employment, the availability and cost of financing for real estate development, and the affordability of housing. The unemployment rate in these states, as well as credit market conditions, may prolong a slowdown of the local economies where our real estate and water assets are located. These developments, if they occur, could materially and adversely affect the demand for, and the fair value of, our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows, and the return on our investment from these assets. The COVID-19 pandemic may reduce, inhibit or change the anticipated growth in population in the local economies where our real estate and water assets are located.

* The fair values of our water assets may decrease, which could adversely affect our results of operations due to losses from asset impairments.

The fair value of our water resource and water storage assets depends on market conditions, including demand for assets that require water resources. We acquired water resources and land for expansion into new markets and for replacement of inventory and expansion within our current markets. The valuation of real estate and water assets is inherently subjective, based on the individual characteristics of each asset and the demand for that asset. Factors such as changes in regulatory requirements and applicable laws, political conditions, the condition of financial markets, local and national economic conditions, change in efficiencies of water use, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject our asset valuations to uncertainties. The COVID-19 pandemic and the associated economic downturn may also adversely affect the value of our water assets. In addition, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If population growth and, as a result, water and/or housing demand in our markets fails to meet our expectations when we acquired our real estate and water assets, our profitability may be adversely affected, and we may be unable to recover our costs when we sell our real estate or water assets. We regularly review the value of our water assets. These reviews have resulted in recording significant impairment losses in prior years to our water resource assets. Such impairments have adversely affected our results of operations and our financial condition in those years.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At June 30, 2020, we had approximately 250,682 acre-feet of water stored at the facility. In addition, at June 30, 2020, we had approximately 28,247 acre-feet of water stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of June 30, 2020, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of June 30, 2020, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $81.5 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes and residential and commercial development would adversely affect our assets in Nevada and Arizona and would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

We value our water assets, in part, based upon the volume (as measured in acre-feet) of water we anticipate from water rights applications and our permitted water rights. Our water and water rights and the transferability of these rights to other uses, persons, and places of use are governed by the laws concerning water rights in the states of Arizona, Colorado, Nevada, and New Mexico. The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions, including, with limitation, restrictions on transfer of water rights and legal orders.

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

The quality of the water assets we lease or sell may be subject to regulation by the United States Environmental Protection Agency acting pursuant to the United States Safe Drinking Water Act, along with other federal, state and local regulations. While environmental regulations may not directly affect us, the regulations regarding the quality of water distributed affect our intended customers and may, therefore, depending on the quality of our water, affect the price and terms upon which we may in the future sell our water assets. If we need to reduce the price of our water assets in order to make a sale to our intended customers, our balance sheet, return on investment, results of operations, and financial condition could suffer.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if our Company undergoes an “ownership change” (generally defined as a greater than fifty-percent (50%) change in the percentage of stock owned by one or more five percent (5%) or more shareholders (measured by the relative fair market value of that shareholder’s stock compared to the total value of all outstanding stock, excluding changes in ownership attributable to fluctuations in value between different classes of stock)) as of the testing date, measured over a three year period, or a period beginning with any previous testing date, whichever is shorter, the ability to use our pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset our post-change income may be limited. The Company’s previous plan to protect NOLs from loss due to ownership changes expired on July 24, 2020. Our Board of Directors adopted a new tax benefit preservation plan dated July 24, 2020, which we will ask our shareholders to ratify at our 2021 annual meeting. If the new Plan is not ratified by shareholders, it will expire. Notwithstanding the adoption of the new tax benefit preservation plan, it is possible that shareholders might not ratify the new plan or that we could experience ownership changes in the future as a result of shifts in our stock ownership. If the new tax benefit preservation plan were triggered by a change in ownership, acquiring shareholders and certain other shareholders could experience substantial dilution. Furthermore, Section 382 (and other tax code and regulatory provisions) relating to NOLs have recently been subject to proposed regulations by the Treasury Department and Internal Revenue Service which, if finalized in their current form, may have the effect of further reducing the value of NOLs, in certain circumstances, of a corporation that undergoes an ownership change. As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately $156.5 million and $140.6 million, respectively, which, depending on ownership changes, could be limited by Section 382 of the Code.

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

* Anti-takeover provisions in our charter documents and under Delaware law may make an acquisition of us more complicated and the removal and replacement of our directors and management more difficult.

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions may also make it difficult for stockholders to remove and replace our board of directors and management. For example, these provisions limit who may call a special meeting of stockholders and establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. In addition, on July 24, 2020, our board of directors adopted a tax benefits preservation plan designed to preserve our ability to utilize our net operating losses as a result of certain stock ownership changes, which may have the effect of discouraging transactions involving an actual or potential change in our ownership.

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as of June 30, 2020, we had utilized $44.8 million to repurchase approximately 4.2 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock. In addition, we are currently a constituent member of the Russell 2000 index along with other indexes and other indexed products. If we ceased to be represented in the Russell 2000 index, or other indexes or indexed products, as a result of our market capitalization falling below the threshold for inclusion in the index, whether due to a decline in our stock price or a reduction in the number of shares outstanding, or for any other reason, certain of our current institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS, CASH FLOWS, AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORICAL FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS, CASH FLOWS, AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended June 30, 2020:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
April 1 to April 30, 2020	71,541	$7.83	3,915,623	$57,468
May 1 to May 31, 2020	45,514	$8.00	3,961,137	$57,104
June 1 to June 30, 2020	240,690	$8.05	4,201,827	$55,165
Total	357,745

(1) The stock repurchase program authorization was amended on February 1, 2020. Our Board of Directors authorized an aggregate of $100 million (from an aggregate of $50 million previously authorized) to be used for the stock repurchase program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of PICO Holdings, Inc. (1)
3.2	By laws of PICO Holdings, Inc. (1)
3.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (2)
4.1	2020 Section 382 Rights Agreement, dated as of July 24, 2020, by and between PICO Holdings, Inc. and Computershare Trust Company, N.A. (2)
4.2	PICO Holdings, Inc. Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2017.
(2)	Incorporated by reference to the Registration Statement on Form 8-A filed with the SEC on July 24, 2020.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	August 7, 2020	By: /s/ Maxim C.W. Webb
Maxim C.W. Webb
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)