Form 10-Q
period 2020-09-30
PICO HOLDINGS INC /NEW
filed 2020-11-06
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

On October 30, 2020, the registrant had 18,715,066 shares of common stock, $0.001 par value per share outstanding.

PICO Holdings, Inc.

Form 10-Q
For the Nine Months Ended September 30, 2020

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Unaudited
(In thousands, except par value)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$9,929	$18,169
Real estate and tangible water assets, net	39,380	39,398
Intangible assets	121,552	122,343
Right of use assets, net	435	166
Other assets	820	1,013
Total assets	$172,116	$181,089

Liabilities and equity
Lease liabilities	$435	$166
Other liabilities	1,557	2,359
Accounts payable and accrued expenses	146	309
Total liabilities	2,138	2,834

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 18,802 issued and 18,789 outstanding at September 30, 2020, and 20,067 issued and 19,783 outstanding at December 31, 2019	19	20
Additional paid-in capital	334,184	345,234
Accumulated deficit	(164,105)	(164,010)
Treasury stock, at cost (common shares:13 at September 30, 2020 and 284 at December 31, 2019)	(120)	(2,989)
Total shareholders’ equity	169,978	178,255
Total liabilities and shareholders’ equity	$172,116	$181,089

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues and other income:
Sale of real estate and water assets	$1,940	$4,051	$5,761	$18,463
Other income, net	132	204	385	575
Total revenues and other income	2,072	4,255	6,146	19,038

Cost of sales and expenses:
Cost of real estate and water assets sold	518	706	810	4,993
General, administrative, and other	1,651	2,067	5,190	6,789
Depreciation and amortization	51	103	241	311
Total cost of sales and expenses	2,220	2,876	6,241	12,093
Net income (loss)	$(148)	$1,379	$(95)	$6,945
Net income (loss) per common share – basic and diluted	$(0.01)	$0.07	$—	$0.34
Weighted average shares outstanding	18,916	20,036	19,282	20,251

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Nine Months Ended September 30, 2020
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2019	20,067	$20	$345,234	$(164,010)	284	$(2,989)	$178,255
Stock-based compensation expense			475				475
Purchases of treasury stock					398	(3,629)	(3,629)
Retirement of treasury stock	(637)	(1)	(6,265)		(637)	6,266	—
Net loss				(1,811)			(1,811)
Ending balance, March 31, 2020	19,430	$19	$339,444	$(165,821)	45	$(352)	$173,290
Stock-based compensation expense			22				22
Purchases of treasury stock					358	(2,862)	(2,862)
Retirement of treasury stock	(392)		(3,125)		(392)	3,125	—
Net income				1,864			1,864
Ending balance, June 30, 2020	19,038	$19	$336,341	$(163,957)	11	$(89)	$172,314
Stock-based compensation expense			22				22
Distribution to noncontrolling interest			(146)				(146)
Purchases of treasury stock					238	(2,064)	(2,064)
Retirement of treasury stock	(236)		(2,033)		(236)	2,033	—
Net loss				(148)			(148)
Ending balance, September 30, 2020	18,802	$19	$334,184	$(164,105)	13	$(120)	$169,978

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Nine Months Ended September 30, 2019
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2018	20,848	$21	$353,250	$(175,536)	121	$(1,111)	$176,624
Stock-based compensation expense			22				22
Purchase of treasury stock					420	(4,340)	(4,340)
Retirement of treasury stock	(529)	(1)	(5,328)		(529)	5,329	—
Net income				6,684			6,684
Ending balance, March 31, 2019	20,319	$20	$347,944	$(168,852)	12	$(122)	$178,990
Stock-based compensation expense			22				22
Exercise of restricted stock units			(5)				(5)
Purchase of treasury stock					245	(2,704)	(2,704)
Retirement of treasury stock	(252)		(2,771)		(252)	2,771	—
Net loss				(1,118)			(1,118)
Ending balance, June 30, 2019	20,067	$20	$345,190	$(169,970)	5	$(55)	$175,185
Stock-based compensation expense			22				22
Purchase of treasury stock					101	(1,034)	(1,034)
Retirement of treasury stock	(99)	—	(1,019)		(99)	1,019	—
Net income				1,379			1,379
Ending balance, September 30, 2019	19,968	$20	$344,193	$(168,591)	7	$(70)	$175,552

The accompanying notes are an integral part of the condensed consolidated financial statements.

PICO Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Cash provided by operating activities	$502	$7,092
Net cash provided by operating activities	502	7,092

Investing activities:
Purchases of property, plant and equipment	(66)	(12)
Proceeds from sale of property, plant and equipment	25	—
Net cash used in investing activities	(41)	(12)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	—	(5)
Purchases of treasury stock	(8,555)	(8,078)
Other financing activities (net)	(146)	—
Net cash used in financing activities	(8,701)	(8,083)

Increase (decrease) in cash and cash equivalents	(8,240)	(1,003)
Cash and cash equivalents, beginning of the period	18,169	12,550
Cash and cash equivalents, end of the period	$9,929	$11,547

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

Use of Estimates in Preparation of Financial Statements

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock based compensation and contingent liabilities. While management believes that the carrying value of such asset and liabilities were appropriate as of September 30, 2020 and comparative periods, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	September 30, 2020	December 31, 2019
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of September 30, 2020 and December 31, 2019	$9,469	$9,469
Other real estate inventories	3,359	3,359
Tangible water assets	26,552	26,570
Total real estate and tangible water assets	$39,380	$39,398

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	September 30, 2020	December 31, 2019
Pipeline rights and water credits at Fish Springs Ranch	$81,074	$81,724
Pipeline rights and water rights at Carson-Lyon	25,643	25,644
Other	14,835	14,975
Total intangible assets	$121,552	$122,343

4. Commitments and Contingencies

The Company leases some of its offices under non-cancelable operating leases that expire at various dates through 2020. Rent expense for office space was $39,000 and $89,000 for the three months ended September 30, 2020 and 2019 respectively and $205,000 and $266,000 for the nine months ended September 30, 2020 and 2019, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ending December 31,
2020	$39
2021	156
2022	159
2023	81
Total	$435

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

None.

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

As of September 30, 2020, our major consolidated subsidiary was Vidler Water Company, Inc. (“Vidler”), a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico. Our revenue and cash generation from the sale of our water resource and real estate assets can vary significantly from quarter to quarter and largely depends on when actual sale transactions close. We are unable to predict with any certainty the impact on the timing of any future asset sales and revenue and cash generation due to the economic contraction in the U.S. as a result of the COVID-19 pandemic. However, we believe if an economic contraction in the U.S. persists for several quarters, it is likely that future asset sales will be delayed, which could adversely affect our liquidity.

Results of Operations

Shareholders’ Equity (in thousands):

	September 30, 2020	December 31, 2019	Change
Shareholders’ equity	$169,978	$178,255	$(8,277)
Shareholders’ equity per share	$9.05	$9.01	$0.04

The decrease in our shareholders’ equity during the nine months ended September 30, 2020, was primarily due to the repurchase of approximately 994,000 shares of our common stock for $8.6 million.

Total Assets and Liabilities (in thousands):

	September 30, 2020	December 31, 2019	Change
Total assets	$172,116	$181,089	$(8,973)
Total liabilities	$2,138	$2,834	$(696)

Total assets decreased during the nine months ended September 30, 2020, primarily due to cash applied to the repurchase of common stock.

Total liabilities decreased by $696,000 during the nine months ended September 30, 2020, primarily due to the management bonus payments and restricted stock units (RSUs) grants in March 2020 which were accrued for at December 31, 2019.

Results of Operations — Three and Nine Months Ended September 30, 2020 and 2019 (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
Revenues
Sale of real estate and water assets(3)	$1,940	$4,051	$(2,111)	$5,761	$18,463	$(12,702)
Other income	132	204	(72)	385	575	(190)
Total revenue and other income	2,072	4,255	(2,183)	6,146	19,038	(12,892)

Costs
Cost of real estate and water assets sold	518	706	(188)	810	4,993	(4,183)

Expenses
Salaries and benefits (1)	968	1,010	(42)	2,956	3,503	(547)
Professional service expense	379	415	(36)	891	1,075	(184)
Office expense	26	39	(13)	101	146	(45)
Other expense(2)	278	604	(326)	1,242	2,065	(823)
Depreciation and amortization	51	102	(51)	241	311	(70)
Total expenses	1,702	2,170	(468)	5,431	7,100	(1,669)
Income (loss) before income taxes	$(148)	$1,379	$(1,527)	$(95)	$6,945	$(7,040)

(1) Reduction in salaries and benefits expenses over the same period in the prior year is due to finalizing the transition of our finance and accounting staff in May 2019, with no salaries and benefits and severance of former staff incurred in 2020.

(2) Reduction in other expense is due primarily to $404,000 of selling expenses related to the Dodge Flat real estate sale and $225,000 of project abandonment expenses in the nine months ended September 30, 2019, with no corresponding costs in 2020. This reduction was partially offset by non - refundable option payments totaling $285,000 in the nine months ended September 30, 2020 to defer water rights acquisitions in Lyon County, Nevada until the second quarter of 2021.

(3) Revenue generated in the nine months ended September 30, 2020 was due primarily to the sale of approximately 62 acre-feet from our Fish Springs Ranch water credits for $2.5 million and the sale of 470 acre-feet of water rights at Dodge Flat, Nevada for $3.1 million. Revenue for the nine months ended September 30, 2019 was primarily due to approximately $12 million for the sales of 470 acre - feet of water rights and real estate at Dodge Flat, Nevada and $3.4 million for the sale of approximately 98 acre feet of water credits at Fish Springs Ranch.

We continued to record a full valuation allowance on our net deferred tax assets. However, given the Company’s more recent earnings history, management believes that it is possible that within the next 12 months, sufficient positive evidence may become available to allow management to reach a conclusion that a portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets with a potential corresponding decrease to income tax expense for the period the release is recorded. The exact timing and amount of the valuation allowance release would be predicated on the basis of the level of profitability that the Company is able to actually achieve and believes that it would sustain.

We report comprehensive income or loss as well as net income or loss from the condensed consolidated statements of operations and comprehensive income or loss. Comprehensive income measures changes in equity, and includes unrealized items which are not recorded in the condensed consolidated statements of operations.

Liquidity and Capital Resources — Nine Months Ended September 30, 2020 and 2019

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. We classify such sales and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at September 30, 2020, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months.

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

Cash Flows

Cash Flows From Operating Activities

Our operations provided $502,000 of cash during the first nine months of 2020. The principal operating cash inflow was approximately $6.1 million from the sale of various real estate and water rights assets and other income. This was offset by $5.6 million of cash used for overhead and various project expenses.

Our operations generated $7.1 million of cash during the first nine months of 2019. The principal operating cash inflow was approximately $19.0 million from the sale of various real estate and water rights assets and operating income. This was offset by $6.4 million of cash used for overhead and various project expenses. In addition, during the nine months ended September 30, 2019 we purchased water rights in northern Nevada for approximately $4.2 million and paid termination amounts accrued at December 31, 2018 of approximately $1.3 million.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the nine months ended September 30, 2020, and September 30, 2019.

Cash Flows From Financing Activities

We used $8.6 million and $8.1 million in cash to repurchase 994,000 and 765,000 shares of our common stock during the nine months ended September 30, 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

Legal Developments

The Company, in the normal course of its business, frequently encounters government or private challenges to its water rights. As previously disclosed, the Company, through its subsidiary, Vidler, has invested substantial sums to develop water resources in the Kane Springs Valley Basin, located in Lincoln County, Nevada. Vidler, together with the Lincoln County Water District (“Lincoln/Vidler”) in 2005, received a permit from the Nevada State Engineer to appropriate 1,000 acre feet of water in the Kane Springs Valley Basin. Lincoln/Vidler have several other applications pending to appropriate additional groundwater in the Kane Springs Valley Basin, although the quantity of water that may be appropriated under these applications cannot be accurately predicted. This permitted water and the pending applications have next in priority in the Kane Springs Valley Basin.

Lincoln/Vidler entered into an agreement to sell water to Coyote Springs Investments (“CSI”); CSI is the developer of Coyote Springs, a new planned residential and commercial development 60 miles north of Las Vegas. Of the permitted water rights in Kane Springs Valley, Vidler agreed to sell to CSI 500 acre-feet of those permitted water rights pursuant to a purchase option agreement.

Following hearings conducted by the Nevada State Engineer in late September early-October of 2019 to determine the boundaries of the Lower White River Flow System (LWRFS) in Southern Nevada, the Nevada State Engineer, on June 20, 2020, issued Order No.1309, finding that Kane Springs Valley was now included as part of the LWRFS. This Order results in subordinating Lincoln/Vidler’s senior priority water right date of their current permitted water rights in Kane Springs Valley to the respective priority dates in relation to all other water rights in the new multi-basin area “Super Basin.” If the Order stands, it will likely impede Vidler from pursuing its existing permitted water rights and applications in the Kane Springs Valley Basin and will adversely affect its contracts with CSI.

Vidler believes that the Kane Springs Valley Basin is not a part of the LWRFS and presented evidence to this effect at the State Engineer’s hearings. Vidler believes there is no legal authority in existing Nevada water law statutes that allows the State Engineer to create a “Super Basin” and disregard existing individual basin boundaries and water right priorities within those individual basin boundaries.

Lincoln/Vidler have filed a Petition for Judicial review appealing Order No. 1309 as well as a ‘takings’ claim against the State of Nevada for the subordination of Vidler’s water right priority. CSI, as well as others, have also appealed this Order, and Vidler anticipates supporting CSI in its appeal. Given the number of participants in the appeal, a lengthy period may pass before the matter is resolved. Our appeal and takings claim is in the early stages of the legal process and, as such, it is difficult to evaluate the ultimate outcome of our appeal of the Order. An adverse ruling would materially and adversely affect Vidler’s investment in the Kane Springs Valley Basin and its contracts with CSI. If there is an adverse ruling on the appeal, the current option agreement with CSI could result in forgone revenue of up to $3.5 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* The novel coronavirus, or COVID-19, pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition, results of operations, and cash flow.

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

The homebuilding industry experienced a significant and sustained downturn in recent years, resulting from factors that include, but are not limited to, weak general economic and employment growth, limited access to capital, a lack of consumer confidence, large supplies of resale and foreclosed homes, a significant number of homeowners whose mortgage loan balances exceeded the market value of their homes, and tight lending standards for mortgage loans that limited consumers’ ability to qualify for mortgage financing to purchase a home. These factors resulted in an industry-wide weakness in demand for new homes and caused a material adverse effect on the growth of the local economies and the homebuilding industry in the southwestern United States (“U.S.”) markets, where a substantial amount of our water assets are located, including the states of Nevada, Arizona, Colorado, and New Mexico. The continuation of the recent improvement in residential and commercial real estate development activity is essential to our ability to generate revenue and operating income in our water resource and water storage business. We are unable to predict whether and to what extent this recovery will continue, and the economic consequences of the COVID-19 pandemic have introduced more uncertainty about our business. Any slow-down or decline in real estate and homebuilding activity could adversely affect development projects within the markets in which our water assets are located, and could materially affect the demand for and the fair value of our assets and our ability to monetize them. Weak conditions in the U.S. housing market in prior years have reduced our revenues and created losses in our water resource and water storage, and land development businesses and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have a negative effect on the national housing market and in the markets in which we operate, although the Nevada market may be less impacted due to the lack of a state income tax.

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

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At September 30, 2020, we had approximately 250,682 acre-feet of water stored at the facility. In addition, at September 30, 2020, we had approximately 28,197 acre-feet of water stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of September 30, 2020, had not generated any material revenue from the recharge facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the north valleys area of Reno, Nevada. As of September 30, 2020, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $81.1 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Any prolonged weak demand or lack of permitting approvals for new homes and residential and commercial development would adversely affect our assets in Nevada and Arizona and would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the north valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

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

The trading price of our common stock has historically been, and we expect will continue to be, subject to fluctuations. The market price of our common stock may be significantly affected by:

•quarterly variations in financial performance and condition of our various businesses;
•shortfalls in revenue or earnings from estimates forecast by securities analysts or others;
•changes in estimates by such analysts;
•the ability to monetize our water assets for an adequate economic return, including the length of time any such monetization may take;
•our competitors’ announcements of extraordinary events such as acquisitions;
•litigation;
•general economic conditions and other matters described herein;
•the number of analysts who follow our stock and their understanding of our business; and
•the volume of trading in our stock.

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

Provisions of our certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders. These provisions may also make it difficult for stockholders to remove and replace our board of directors and management. For example, these provisions limit who may call a special meeting of stockholders and establish advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings. In addition, on July 24, 2020, our board of directors adopted a tax benefits preservation plan designed to preserve our ability to utilize our NOLs as a result of certain stock ownership changes, which may have the effect of discouraging transactions involving an actual or potential change in our ownership.

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as of September 30, 2020, we had utilized $46.9 million to repurchase approximately 4.4 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock. In addition, we are currently a constituent member of the Russell 2000 index along with other indexes and other indexed products. If we ceased to be represented in the Russell 2000 index, or other indexes or indexed products, as a result of our market capitalization falling below the threshold for inclusion in the index, whether due to a decline in our stock price or a reduction in the number of shares outstanding, or for any other reason, certain of our current institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS, CASH FLOWS, AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORICAL FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS, CASH FLOWS, AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended September 30, 2020:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
July 1 to July 31, 2020	75,095	$8.33	4,276,922	$54,540
August 1 to August 31, 2020	73,601	$8.73	4,350,523	$53,898
September 1 to September 30, 2020	89,568	$8.89	4,440,091	$53,102
Total	238,264

(1) The stock repurchase program authorization was amended on February 1, 2020. Our Board of Directors authorized an aggregate of $100 million (from an aggregate of $50 million previously authorized) to be used for the stock repurchase program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of PICO Holdings, Inc. (1)
3.2	By laws of PICO Holdings, Inc. (1)
3.3	Amended and Restated Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (2)
4.1	2020 Section 382 Rights Agreement, dated as of July 24, 2020, by and between PICO Holdings, Inc. and Computershare Trust Company, N.A. (2
4.2	PICO Holdings, Inc. Stock Certificate (3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2017.
(2)	Incorporated by reference to the Registration Statement on Form 8-A filed with the SEC on July 24, 2020.
(3)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on August 9, 2017.

PICO HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PICO HOLDINGS, INC.

Date:	November 5, 2020	By: /s/ Maxim C.W. Webb
Maxim C.W. Webb
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)