Form 10-K
period 2020-12-31
VIDLER WATER RESOURCES, INC.
filed 2021-03-15
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 033-36383
VIDLER WATER RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	94-2723335
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3480 GS Richards Blvd., Suite 101, Carson City, Nevada 89703

(Address of Principal Executive Offices, including Zip Code)
Registrant’s Telephone Number, Including Area Code
(775) 885-5000
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par Value $0.001	VWTR	Nasdaq Stock Market, LLC

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☒	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b of the Act). Yes ☐ No ☒

At June 30, 2020, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2020) was $139.6 million, which excludes shares of common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s common stock outstanding at June 30, 2020. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.

On March 8, 2021, the registrant had 18,524,730 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements are based on current expectations and assumptions and are not guarantees of future performance. Consequently, forward-looking statements are inherently subject to risk and uncertainties, and our actual results and outcomes could differ materially from future results and outcomes expressed or implied by any forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under Part I, Item 1A “Risk Factors”, as well as those discussed elsewhere in this Annual Report on Form 10-K and in other filings we may make from time to time with the United States Securities and Exchange Commission (“SEC”) after this report. Readers are urged not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation (and we expressly disclaim any obligation) to revise or update any forward-looking statements, whether as a result of new information, subsequent events, or otherwise, in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, unless otherwise required by law. Readers are urged to carefully review and consider the various disclosures made in this Annual Report on Form 10-K, and the other filings we may make from time to time with the SEC after the date of this report, which attempt to advise interested parties of the risks and uncertainties that may affect our business, financial condition, results of operations, and prospects.

ITEM 1. BUSINESS

Introduction

Vidler Water Resources, Inc. is a holding company incorporated in 1981. Until March 8, 2021 the Company’s name was PICO Holdings, Inc. In this Annual Report on Form 10-K, Vidler Water Resources, Inc. and its subsidiaries are collectively referred to as “Vidler,” the “Company,” or by words such as “we,” “us,” and “our.” Our business is primarily operated through our wholly owned subsidiary, Vidler Water Company, Inc. (“Vidler Water ”).

Our business is to provide sustainable potable water resources to fast-growing communities throughout the Southwest U.S. that lack, or are running short of, available water resources.

We conduct our business by working closely with many constituents in these communities: regulators, water utilities, Native North American tribes, community leaders, residential and commercial developers and alternative energy companies. We ensure the water resources we develop and sell are sustainable and benefit the citizens of the communities and regions we serve.

Our objective is to maximize long-term shareholder value. Currently, we believe the highest potential return to our shareholders is from a return of capital. As we monetize our water and real estate assets, rather than reinvest the proceeds, we intend to return capital back to shareholders through a stock repurchase program or by other means such as special dividends. Nonetheless, we may, from time to time, reinvest a portion of proceeds from asset monetizations in further development of existing assets, if we believe the returns on such reinvestment outweigh the benefits of a return of capital.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and, if applicable, amendments to those reports, are available free of charge on our web site (www.vidlerwater.com) as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. Our website also contains other material about our Company. Information on our website is not incorporated by reference into this Annual Report on Form 10-K. Our corporate office is located at 3480 GS Richards Blvd., Suite 101, Carson City, Nevada 89703, and our telephone number is (775) 885-5000.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K. Additional information regarding the performance of and recent developments in our operating segments is included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our Business

We are primarily focused on monetizing, and further developing as necessary, our existing water rights, storage credits, and alternative energy sites that we own in Arizona, Colorado, Nevada and New Mexico. The long-term future demand for our existing water assets is driven by population and economic growth relative to currently available water supplies in the southwestern United States. We have developed sustainable sources of water for municipal and industrial use, either from existing supplies of water, such as water used for agricultural purposes, acquired unappropriated (previously unused) water, or discovered new sustainable water sources based on science and targeted exploration. Our alternative energy sites are in key locations that are adjacent to natural gas, fiber optic, power transmission and transportation corridors. We are not a water utility, and do not currently intend to enter into regulated utility activities.

A water right is the legal right to divert water and put it to beneficial use. Water rights are real property rights which can be bought and sold and are commonly measured in acre-feet (“AF”), which is a measure of the volume of water required to cover an area of one acre to a depth of one foot and is equal to 325,850 gallons. Almost all of our inventory of water rights are groundwater rights (water pumped from underground aquifers or basins) located in and governed by the state of Nevada.

Nevada water law has a long history and has a few core principles governing the granting and use of water rights that emphasizes sustainability and the overall benefit of the water resource to the citizens of Nevada. First and foremost, owners of water rights must put the water granted to beneficial use or risk losing the water rights owned (‘use it or lose it”). Second, the annual volume of water rights granted and able to be put to beneficial use is limited to an estimate of the perennial yield of the basin from which the water right is pumped. The perennial yield is limited to the amount of natural discharge (represented by groundwater outflow from the basin or through evapotranspiration from plants) that can be pumped for beneficial use. The perennial yield can also be determined by an annual estimate of the volume of recharge (for example from rainfall or snow melt) that infiltrates into the basin from which water is pumped. In theory, groundwater basins in Nevada should never be depleted or overdrawn on a permanent basis based on this perennial yield doctrine.

The value of a water right depends on a number of factors, which may include location, the seniority of the right, whether the right is transferable, or if the water can be moved from one location to another. We believe we have purchased water rights at prices consistent with their then current use, which was typically agricultural in nature, with the expectation that the value would increase as we converted the water rights through the development process to a higher use, such as municipal and industrial use. We acquired and developed sustainable water resources with the expectation that they would be the most, or one of the most, competitive sources of water (the most economical source of water supply) to support new growth in municipalities or new commercial and industrial projects.

The population growth of the states where we own water rights and storage credits continues to exceed the national growth rate, collectively and individually, with the exception of New Mexico. According to the Census Bureau’s estimate of state population changes for the period April 1, 2010, to July 1, 2020, Nevada’s growth rate was 16.2%, Arizona was 16.1%, Colorado was 15.5%, and New Mexico was 2.3%. These population growth statistics compare to the national total growth rate of 6.7% over the same period.

Due to the COVID-19 pandemic in 2020, certain jobs have become less tied to a physical office as “Work From Home” has become the norm. As a result, this may have temporarily or permanently changed the appeal or necessity of working in offices in large metropolitan areas in the future as people look for more affordable and spacious homes in less populated areas without the need for significant commutes to offices in larger metro areas. If this trend continues, we believe our assets are well located in the southwest to benefit from this transition.

Historically, a significant portion of the Southwest’s water supplies have come from the Colorado River. The balance is provided by other surface rights, such as rivers and lakes, groundwater (water pumped from underground aquifers), and water previously stored in reservoirs or aquifers. Prolonged droughts (decreased snow pack runoff and the related decreased surface water) together with rapid population growth in the past twenty years have reduced sustainable water supplies and exacerbated the region’s general water scarcity.

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

In an effort to stave off severe shortages on the Colorado River system, the seven basin states established the Drought Contingency Plan (DCP). DCP was agreed to in the spring of 2019 and set a new lake level at which drought would be declared. In 2020 this level was reached and caused the implementation of delivery reductions to Arizona and Nevada. It is highly probable that the next level of delivery reductions will be declared for calendar year 2022. We expect this situation to make our Arizona Long-Term Storage Credits more valuable - both in the Harquahala Valley and in the Phoenix Active Management Area (AMA) - as our Long – Term Storage Credits can be used as an assured water supply.

There is a need for new water supplies in central Arizona, specifically in the Pinal AMA. The Pinal AMA is a largely agricultural area located between the metropolitan areas of Phoenix and Tucson. The Pinal AMA is experiencing a high rate of growth combined with a reduction in water supplies. According to the Arizona Department of Water Resources there is “…insufficient groundwater in the Pinal AMA to support all existing users and issued assured water supply determinations.” Our banked water in Harquahala Valley can be used as a new water supply to satisfy a portion of this unmet need.

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

We have also entered into “teaming” and joint resource development arrangements with third parties who have water assets but lack the capital or expertise to commercially develop these assets. The first of these arrangements was a water delivery teaming agreement in southern Nevada with the Lincoln County Water District (“Lincoln/Vidler”), which is developing sustainable water resources in Lincoln County, Nevada under the federal Lincoln County Land Act. In northwestern Nevada, we have also entered into a joint development agreement with Carson City and Lyon County, Nevada to develop and provide sustainable water resources in Lyon County as well as a water banking agreement with Truckee Meadows Water Authority (“TMWA”) in Reno, Nevada.

We generate revenues by:

•selling our developed water rights to real estate developers, alternative energy facilities or other commercial and industrial users who must secure rights to an assured, or sustainable, supply of water in order to receive permits for their development projects;
•selling our developed sustainable water rights to water utilities, municipalities, or other government agencies for their specific needs, including to support population and economic growth;
•selling our stored water to state agencies, commercial developers, or municipalities that have either exhausted their existing water supplies or require reserves for future water obligations, or, in instances where our water represents the most economical source of water, for their commercial projects or communities; and
•entitling, leasing, and selling of our water and land.

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

We owned the following significant water resources and water storage assets at December 31, 2020:

Fish Springs Ranch

We own a 51% membership interest in, and are the managing partner of, Fish Springs Ranch, LLC (“FSR”), which owns the Fish Springs Ranch and other properties totaling approximately 7,310 acres in Honey Lake Valley in Washoe County, Nevada approximately 40 miles north of Reno, Nevada. FSR also owns approximately 12,696 acre-feet of permitted water rights related to the properties of which 7,696 acre-feet are designated as water credits, available within the TMWA service area (such as Reno and Sparks) to support community development. The additional 5,000 acre-feet have been approved and permitted by the Nevada State Engineer. We are currently working on updating the existing federal rights of way through our existing Rights-of-Way grant for the project with the Bureau of Land Management before the water may be used in the TMWA service area. To date, we have funded all of the operational expenses, development, and construction costs incurred in this partnership. Certain of the development and construction costs are treated as preferred capital under the operating agreement which, among other things, entitles us to receive interest on the initial balance of the preferred capital and the accumulated interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points, As the publication of LIBOR will cease as of December 31, 2021, the Company is in the process of evaluating the alternatives to the LIBOR rate for the purposes of the interest calculation. The preferred capital and accumulated interest are first in line to be paid out as the partnership generates sufficient revenue. At December 31, 2020, the balance in the preferred capital account, including $100.9 million of accrued interest, was $195.5 million and the associated interest rate was 4.74%.

In July 2008, we completed construction of and dedicated our pipeline and associated infrastructure to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and FSR. Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline, and we own the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the north valleys area of Reno. As of December 31, 2020, our remaining first phase 7,696 acre-feet of water that has full regulatory approval to be imported to the north valleys of Reno is available for sale under a Water Banking Trust Agreement entered into between FSR and Washoe County. Under the Water Banking Trust Agreement, Washoe County (now TMWA) holds our water rights in trust. We can sell our water credits to developers, who must then dedicate the water to the local water utility for service. In December 2014, Washoe County Water Utilities merged with TMWA, consolidating the water supply service in Washoe County. Also effective at the end of 2014, FSR, Washoe County, and TMWA consented to the assignment of the Water Banking Trust Agreement and the IDA to TMWA. Through this project we continue to work on the sustainability of water supplies for the North Valleys of Reno, and one that also provides a reliable resource in times of drought.

The FSR property is a working ranch and is comprised of 7,310 acres of our privately owned land and approximately 180,000 acres of a Bureau of Land Management grazing allotment. The land and allotment are currently leased to a cattle company for grazing. The ranch also grows alfalfa hay and grass hay that is sold to cattle operators, dairies and feed stores. In addition, we have entered into an option agreement with a solar company to lease up to 2,600 acres for solar panels and battery storage at $400 per acre, escalated at 2% per annum over a 26-year term with two additional 5-year extensions. As of December 31, 2020, the solar company has exercised on 727.8 acres and paid the first lease payment of $291,000. The solar company has elected to continue to option approximately 1,365 acres in preparation for future alternative energy projects.

Carson/Lyon

The capital of Nevada, Carson City, and Lyon County are located in the northwestern part of the state, close to Lake Tahoe and the border with California. While Carson City’s housing growth has been and is expected to be modest due to land constraints, there is planned growth for the Dayton corridor, directly east of Carson City. The planned growth in this area is anticipated to be driven by the employment growth at the Tahoe Reno Industrial Center (“TRIC”) and the completion of the extension of the USA Parkway which connects Interstate route 80 to TRIC and to U.S. route 50 near Silver Springs, Lyon County, Nevada. There are currently few existing sustainable water sources to support future growth and development in the Dayton corridor area. We continue to work with Carson City and Lyon County on ways to deliver a sustainable water supply to support this expected economic expansion.

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

We own or control, by means of option agreements, water rights consisting of both Carson River agriculture designated surface water rights and certain municipal and industrial designated groundwater rights. We anticipate that we will have up to approximately 4,192 acre-feet available (through owned and optioned water rights) for municipal/industrial use in Lyon County for future development, as demand occurs, principally by means of delivery through the infrastructure we constructed.

To assist in regional solutions, Vidler is providing “in-kind” labor and expertise to obtain Right-of-Way from the Bureau of Land Management and Nevada Department of Transportation for Water, Sewer, Reclaimed Water utilities along the Highway 50 corridor between Dayton and Silver Springs. While there are no plans for construction at this time, this is a project to further our ability to market and sell our water rights to potential residential and commercial developments in and around the Stagecoach, Lyon County area in the Highway 50 corridor. We believe there are several development projects in process in this region that do not appear to have a sustainable water supply to allow these potential projects to progress. We believe that, if we are able to deliver our water through infrastructure to the Stagecoach area, there will be significant demand for our water rights due to the lack of alternative water supplies.

Vidler Arizona Recharge Facility

We built and received the necessary permits to operate a full-scale water “recharge” facility that allowed us to bank water underground in the Harquahala Valley, Arizona. “Recharge” is the process of placing water into storage underground for future use. When needed, the water will be “recovered,” or removed from storage, through groundwater wells. Under Arizona Law this stored water creates a long-term storage credit (“LTSC”). The Arizona Department of Water Resources tracks and documents the LTSCs stored throughout Arizona.

At this facility, we recharged Colorado River water, which is a primary source of water for the Lower Basin States of Arizona, California, and Nevada. The water storage facility is strategically located adjacent to the Central Arizona Project (“CAP”) aqueduct, a conveyance canal running from Lake Havasu to Phoenix and Tucson. Our recharged water was purchased from surplus flows of CAP water. Proximity to the CAP aqueduct provides a competitive advantage as it minimizes the cost of water conveyance of our LTSCs.

Potential users include industrial companies, alternative energy (solar and green hydrogen) companies, developers, and local governmental political subdivisions in Arizona, including municipalities and incorporated areas. The Arizona Water Banking Authority (“AWBA”) has the responsibility for intrastate and interstate storage of water for governmental entities. To date, we have not stored water at the facility for any specific third party and there is no longer excess water which can be banked.

While Arizona was the only southwestern state with surplus flows of Colorado River water available for storage, there are currently no surplus flows available to us as drought conditions have reduced the flow of the Colorado River and other water users have fully utilized their water allocations. In the future, we do not anticipate purchasing and storing surplus flows of Colorado River water, and we have discontinued using the recharge element of the storage site. At December 31, 2020, we had approximately 250,682 acre-feet of LTSCs stored at our facility.

Phoenix AMA Water Storage

As of December 31, 2020, we owned approximately 28,147 acre-feet of LTSCs stored in the Phoenix Active Management Area (“AMA”). We have approximately 200 acre-feet left to be purchased on a seven-year contract that expires in November 2021. Water stored in the AMA may be recovered and used anywhere in the AMA and could have a variety of uses for residential and commercial developments within the Phoenix metropolitan area such as the sale we consummated in 2019 with the City of El Mirage for 25,000 acre-feet of LTSCs. All of the storage sites we utilize within the AMA are operated by third parties.

Harquahala Valley Ground Water Basin

As of December 31, 2020, we owned 1,926 acres of land associated with the Vidler Recharge Facility and surrounding areas. Currently, there is interest from solar development companies in this property and associated banked water. We believe this land has more potential for solar development than any residential developments and therefore we will likely not renew our Analysis of Adequate Water Supply on our land by December 2021.

Lincoln County, Nevada Water Delivery and Teaming Agreement

Lincoln County, Nevada (“Lincoln”) and Vidler entered into a water delivery teaming agreement to locate and develop water resources in Lincoln County, Nevada for planned projects pursuant to the Lincoln County master plan. Under the agreement, proceeds from sales of water will be shared equally after Vidler is reimbursed for the expenses incurred in developing water resources in Lincoln County. Lincoln/Vidler has filed applications within Lincoln County for more than 100,000 acre-feet of water rights, with the intention of supplying water for residential, commercial, and industrial use, as contemplated by the county’s approved master plan. We believe that this is the only known new source of water for Lincoln County. Although it is uncertain, Vidler currently anticipates that over the long-term, up to 40,000 acre-feet of water rights will ultimately be permitted from these applications, and put to use for planned projects in Lincoln County.

Tule Desert Groundwater Basin

Lincoln/Vidler jointly filed permit applications in 1998 for approximately 14,000 acre-feet of water rights for industrial use from the Tule Desert Groundwater Basin in Lincoln County, Nevada. In November 2002, the Nevada State Engineer awarded Lincoln/Vidler a permit for 2,100 acre-feet of water rights, which Lincoln/Vidler subsequently sold in 2005; the State Engineer ruled that an additional 7,240 acre-feet could be granted pending additional studies by Lincoln/Vidler (the “2002 Ruling”). Subsequent to the 2002 Ruling and consistent with the Nevada State Engineer’s conditions, we completed these additional engineering and scientific studies and provided this information to the State of Nevada and other regulatory bodies.

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

The Tule Desert Groundwater Basin water resources were developed by Lincoln/Vidler to sustainably support the Lincoln County Recreation, Conservation and Development Act of 2004 (the “Land Act”). The water permitted under the Settlement Agreement is anticipated to provide sufficient and sustainable water resources for a portion of the Land Act properties.

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

Following hearings conducted by the Nevada State Engineer in late September early-October of 2019 to determine the boundaries of the Lower White River Flow System (“LWRFS”) in Southern Nevada, the Nevada State Engineer, on June 20, 2020, issued Order No.1309, finding that Kane Springs Valley was now to be included as part of the LWRFS. This Order results in subordinating Lincoln/Vidler’s senior priority water right date of their current permitted water rights in Kane Springs Valley to the respective priority dates in relation to all other water rights in the new multi-basin area “Super Basin.” If the Order stands, it will likely impede Lincoln/Vidler from pursuing its existing permitted water rights and applications in the Kane Springs Valley Basin and will adversely affect its contracts with CSI.

Lincoln/Vidler believes that the Kane Springs Valley Basin is not a part of the LWRFS and presented evidence to this effect at the State Engineer’s hearings. Lincoln/Vidler believes there is no legal authority in existing Nevada water law statutes that allows the State Engineer to create a “Super Basin” and disregard long-standing existing individual basin boundaries and water right priorities within those individual basin boundaries.

Lincoln/Vidler have filed a Petition for Judicial review appealing Order No. 1309, as well as a ‘takings’ claim against the State of Nevada for the subordination of Lincoln/Vidler’s water right priority. CSI, as well as others, have also appealed this Order, and Lincoln/Vidler anticipates supporting CSI in its appeal. Given the number of participants in the appeal, a lengthy period may pass before the matter is resolved. Our appeal and takings claim is in the early stages of the legal process and, as such, it is difficult to evaluate the ultimate outcome of our appeal of the Order. An adverse ruling would materially and adversely affect Lincoln/Vidler’s investment in the Kane Springs Valley Basin and its contracts with CSI. If there is an adverse ruling on the appeal, the current option agreement with CSI could result in forgone revenue of up to $3.5 million.

The following table summarizes our other water rights and real estate assets at December 31, 2020:

Name and location of asset	Brief description	Present commercial use
Nevada:
Dry Lake	Vidler owns 600 acres of agricultural and ranch land in Dry Lake Valley North, which is alternative energy ready and the location of a programmatic Environmental Impact Study (“EIS”) renewable energy site. Lincoln/Vidler owns the 1,009 acre-feet of permitted agricultural groundwater rights associated with the land.

	Located in Lincoln County.	Water rights and land are available to support alternative energy development through sale, lease, or partnering arrangements.
Muddy River	267 acre-feet of water rights. Located 35 miles east of Las Vegas.	Currently leased to Southern Nevada Water Authority which water rights contribute to the sustainability of Lake Mead during drought conditions.
Dodge Flat	295.9 acre-feet of permitted municipal and industrial use water rights. Located in Washoe County, east of Reno.	The remaining 295.9 acre-feet of water rights that were under contract, were sold on March 10, 2021 for $2.1 million. .
Colorado:
Tunnel	Approximately 124.8 acre-feet of water rights. Located in Summit County (the Colorado Rockies), near Breckenridge.	31 acre-feet of water leased under long term leases. 93.9 acre-feet are available for sale or lease.
New Mexico:
Campbell Ranch	Application for a new appropriation of 350 acre-feet of ground water. Vidler is in partnership with the land owner. The water rights would be used for a new residential and commercial development.

	Located 25 miles east of Albuquerque.	In November 2014, our application was denied by the New Mexico State Engineer causing us to record an impairment loss of $3.5 million which reduced the capitalized costs and other assets of this project to zero. We appealed this decision on November 19, 2014. The appeal was denied in February 2019. We are withdrawing our appeal of the de-novo trial but will continue to appeal the costs.
Lower Rio Grande Basin	Approximately 1,209 acre-feet of agricultural water rights. Located in Dona Ana and Sierra Counties.	Water is available for sale, lease or other partnering opportunities. We entered into a long-term lease for a portion of these water rights for farming operations.
Middle Rio Grande Basin	Approximately 19.6 acre-feet of water rights permitted for municipal use. Located in Santa Fe and Bernalillo Counties.	The remaining 19.6 acre-feet of water rights that were under contract, were sold on February 26, 2021 for $530,000.

Employees

At December 31, 2020, we had 14 full - time employees.

Executive Officers

The executive officers of Vidler Water Resources, Inc. are:

Name	Age	Position
Dorothy A. Timian - Palmer	63	President and Chief Executive Officer
Maxim C. W. Webb	59	Executive Chairman and Chief Financial Officer

Ms. Timian - Palmer has served as our President and Chief Executive Officer since August 2018. Ms. Timian-Palmer has been Chief Executive Officer of Vidler Water Company, Inc. since October 2016, and President of Vidler Water Company. Inc. since October 2008.

Mr. Webb has served as our Executive Chairman since August 2018, and as our Chief Financial Officer since May 2019. Prior to his appointment as Executive Chairman, Mr. Webb was our President and Chief Executive Officer, and a member of our Board of Directors since October 2016, and served as Chairman of the Board of Directors since December 2016. Mr. Webb has been an officer of Vidler Water Company, Inc., since 2001. He has served in various capacities since joining our company in 1998, including Chief Financial Officer, Treasurer, Executive Vice President and Secretary.

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

1.    Asset and Market Concentration Risk

Our water resource and water storage operations are concentrated in a limited number of assets and markets, making the success of our operations highly dependent on the conditions and fluctuations of the local economies where those operations and assets are located.

We anticipate that a significant amount of our water resource and water storage revenue, results of operations, and cash flows will result from a limited number of assets that primarily consist of our water rights in Nevada and our water storage operations in Arizona. Our two most significant assets are our water credits to serve the North Valleys area of Reno, Nevada, and our water storage operations in Arizona. As a result of this geographic concentration, we expect the ultimate return on our invested capital, results of operations, and cash flows will be closely associated with the conditions and fluctuations of the local economies, including any changes in local and regional government land use, zoning, permitting approvals, and other regulatory actions in these regions. Any economic downturn, or additional permitting, zoning or planning regulatory requirements in these markets, would adversely impact our results of operations, cash flows, and our financial condition. Any prolonged weak demand or lack of permitting approvals for new homes and residential and commercial development would adversely affect our assets in Nevada and Arizona and would have a material adverse effect on our future revenues, results of operations, cash flows, and the return on our investment from those assets.

Our Fish Springs Ranch project to sell water credits to the North Valleys area of Reno, Nevada could adversely affect our results of operations, if we are unable to sell water credits.

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the North Valleys area of Reno, Nevada. As of December 31, 2020, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $81.6 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the North Valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

Our inability to sell all or part of our Arizona Long-Term Storage Credits could adversely affect our profitability.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At December 31, 2020, we had approximately 250,682 acre-feet of Long Term Storage Credits stored at the facility. In addition, at December 31, 2020, we had approximately 28,147 acre-feet of Long Term Storage Credits stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of December 31, 2020, had not generated any material revenue from the Arizona Recharge Facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

The fair values of our water assets are linked to the rate of growth in the local markets in which our assets are concentrated; we may be unable to realize the value of our water assets in our projected time frame, and the value of those assets may be affected by broader economic issues.

Both the demand for, and fair value of, our water assets are significantly affected by the growth in population and the general state of the local economies where our real estate and water assets are located. The local economies where our real estate and water assets are located, primarily in Arizona and northern Nevada, but also in southern Nevada, Colorado, and New

Mexico. One or more of these economies may be adversely affected by factors such as the local level of employment, the availability and cost of financing for real estate development, and the affordability of housing. The unemployment rate in these states, as well as credit market conditions, may result in a slowdown of the local economies where our real estate and water assets are located. These developments, if they occur, could materially and adversely affect the demand for, and the fair value of, our real estate and water assets and, consequently, adversely affect our growth and revenues, results of operations, cash flows, and the return on our investment from these assets.

2.    Business, Operational and Financial Risks

Our future revenue is uncertain and depends on a number of factors that may make our revenue, profitability, cash flows, and the fair value of our assets volatile.

Our future revenue and profitability of our water resource and water storage operations will primarily depend on our ability to develop and sell or lease our water assets. Because our water resource and water storage operations represent almost the entirety of our business at present, our long-term profitability and the fair value of the assets related to our water resource and water storage operations could be adversely affected by various factors that may affect our assets, including drought in the southwest, regulatory approvals and permits associated with those assets, transportation arrangements, and changing technology. We may also encounter unforeseen technical or other difficulties which could result in cost increases for our water resource and water storage development projects. Moreover, our profitability, and the fair value of our water resource assets and water storage operations, are significantly affected by changes in the market price of water. Future sales and prices of water may fluctuate widely, as demand is affected by climatic, economic, demographic, and technological factors, as well as the relative strength of the residential, commercial, financial, and industrial real estate markets in the areas where our water assets are located. Additionally, to the extent that we hold junior or conditional water rights, during extreme climatic conditions, such as periods of low river flow or drought, our water rights could be subordinated to superior water rights holders. The factors described above are not within our control. One or more of the above factors could negatively affect our revenue and profitability, our financial condition and cash flows, cause our results of operations to be volatile, and could adversely affect our rate of return on our water assets and cause us to divest such assets for less than our intended return on our investment.

The novel coronavirus, or COVID-19, pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition, results of operations, and cash flow.

We believe that the economic downturn resulting from the COVID-19 pandemic has adversely affected employment, which could negatively affect the pace of residential and commercial real estate development in the regions in which our assets are located. Any downturn in residential and commercial real estate development in our markets is likely to adversely affect the demand for, and value of, our water resources and real estate assets, and our ability to sell these assets. The length and effect of any economic downturn is uncertain, but a prolonged downturn could adversely affect our liquidity, and could limit or entirely curtail the repurchase of our stock. We have observed that governmental precautions taken in response to the COVID-19 pandemic have delayed the permitting process for real estate development and housing permits, potentially delaying our ability to monetize our water assets, particularly in the Reno, Nevada, area. A prolonged recession or market correction resulting from the COVID-19 pandemic could materially and adversely affect our business and value of our common stock. We do not yet know the full extent of potential delays or impacts on our business or the global economy that may result from the COVID-19 pandemic, but we intend to continue to monitor the situation as more information becomes available.

The fair values of our water assets may decrease, which could adversely affect our results of operations with losses from asset impairments. The timing and amount of our water asset sales will affect the value and return we are able to attain on our assets.

The fair value of our water resource and water storage assets depends on market conditions. We have acquired water resources and land for expansion into new markets and for replacement of inventory and expansion within our current markets. The valuation of real estate and water assets is inherently subjective, based on the individual characteristics of each asset and the demand for that asset. Factors such as changes in regulatory requirements and applicable laws, political conditions, the condition of financial markets, local and national economic conditions, change in efficiencies of water use, the financial condition of customers, potentially adverse tax consequences, and interest and inflation rate fluctuations subject our asset valuations to uncertainties. In addition, our valuations are made on the basis of assumptions that may not prove to reflect economic or demographic reality. If population growth and, as a result, water and/or housing demand in our markets, fails to meet our expectations when we acquired our real estate and water assets, our profitability may be adversely affected, and we may be unable to recover our costs when we sell our real estate and water assets. We regularly review the value of our water assets. These reviews have resulted in recording significant impairment losses in prior years to our water resource assets. Such impairments have adversely affected our results of operations and our financial condition in those years.

If future market conditions, including, without limitation, delays or slowdowns resulting from the COVID-19 pandemic, adversely affect the anticipated timing and the volume of sales of our water assets, we may be required to record further significant impairments to the carrying value of our water assets, which would adversely affect our results of operations and our financial condition.

If our assets decline in value, our financial condition and the return on our investment could suffer and our ability to make future dispositions of assets may be limited.

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

Future dispositions of our businesses, assets, operations, and investments, if unsuccessful, could reduce the value of our common stock. Any future asset dispositions may result in significant changes in the composition of our assets and liabilities. Consequently, our financial condition, results of operations and the trading price of our common stock may be affected by factors different from those historically affecting our financial condition, results of operations, and trading price at the present time.

Our plan to monetize assets and return capital to our shareholders may lead to a permanent reduction in our market capitalization and adversely affect the trading volume and liquidity for our stock and our representation in the Russell 2000 index.

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as of December 31, 2020, we had used $48.7 million to repurchase approximately 4.6 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock. In addition, we are currently a constituent member of the Russell 2000 index, along with other indexes and other indexed products. If we ceased to be represented in the Russell 2000 index, or other indexes or indexed products, as a result of our market capitalization falling below the threshold for inclusion in the index, whether due to a decline in our stock price or a reduction in the number of shares outstanding, or for any other reason, certain institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.

We may need additional capital in the future to fund our business and financing may not be available on favorable terms, if at all, or without dilution to our shareholders.

We currently anticipate that our available capital resources and operating cash flows will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. However, we provide no assurances that our resources will be sufficient to fund our business over longer periods. We may be required to raise additional funds through public or private debt, equity, warrants or hybrid securities financings, including, without limitation, the issuance of securities.

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

In certain circumstances, we finance our sales of real estate and water assets, and we secure that financing through deeds of trust on the property, that are only released when we have been fully paid. Purchasers of our real estate and water assets may default on their financing obligations. Any defaults may result in enforcement expense and have an adverse effect on our business, financial condition, and the results of operations and cash flows.

3.    Legal and Regulatory Risks

We may not receive all of the permitted water rights we expect from the water rights applications we have filed in Nevada.

We have filed water rights applications in Nevada. The filings are primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate, or as otherwise required. We expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital invested in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, legal and consulting costs for hearings with the relevant State Engineer, and other compliance costs. Until the Nevada State Engineer, or other authority in the relevant state, permits the water rights we are applying for, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position and it may be a considerable period of time before we are able to ascertain the final volume of water rights, if any, that will be permitted by the Nevada State Engineer. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that could be permitted may result in the write down of capitalized costs that could adversely affect the return on our investment from those assets, our revenues, results of operations, and cash flows.

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

Our water rights are subject to challenge in judicial and administrative proceedings. Adverse outcomes may change our water rights priorities or require that we impair the value of our assets.

In all of the states in which we have operations, water rights are subject to a high degree of regulation. As a result, water rights that we have may be subject to challenge in judicial or administrative proceedings, or we may be required to bring such proceedings to protect our rights. These proceedings can adversely affect the priority of our water rights claims or the right to sell or transfer those rights, among many other things. Legal and administrative challenges to our water rights claims, or our initiation of proceeding to defend our claims, may be expensive, and adverse determinations may impair the value of our investment and adversely affect our ability to monetize our investment.

Our ability to utilize net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if we undergo an “ownership change” (generally defined as a greater than fifty-percent (50%) change in the percentage of stock owned by one or more five percent (5%) or more shareholders (measured by the relative fair market value of that shareholder’s stock compared to the total value of all outstanding stock, excluding changes in ownership attributable to fluctuations in value between different classes of stock)) as of the testing date, measured over a three year period, or a period beginning with any previous testing date, whichever is shorter, the ability to use our pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset our post-change income may be limited. The Company’s previous plan to protect NOLs from loss due to ownership changes expired on July 24, 2020. Our Board of Directors adopted a new tax benefit preservation plan dated July 24, 2020, which we will ask our shareholders to ratify at our 2021 annual meeting. If the new Plan is not ratified by shareholders, it will expire. Notwithstanding the adoption of the new tax benefit preservation plan, it is possible that shareholders might not ratify the new plan or that we could experience ownership changes in the future as a result of shifts in our stock ownership. If the new tax benefit preservation plan were triggered by a change in ownership, acquiring shareholders and certain other shareholders could experience substantial dilution. Furthermore, Section 382 (and other tax code and regulatory provisions) relating to NOLs have recently been subject to proposed regulations by the Treasury Department and Internal Revenue Service which, if finalized in their current form, may have the effect of further reducing the value of NOLs, in certain circumstances, of a corporation that undergoes an ownership change. As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $155.3 million and $129.1 million, respectively, which, depending on ownership changes, could be limited by Section 382 of the Code.

4.    General Economic Risks

General economic conditions could have a material adverse effect on our financial results, financial condition, and the demand for and the fair value of our assets.

Our operations are sensitive to the general economic conditions in the local markets in which our assets are located. International, national, and regional economic conditions may also affect our markets. General weak economic conditions and either slow or nonexistent rates of growth in the markets in which we operate could have a material adverse effect on the demand for and value of our water assets. Weak economic conditions include higher unemployment, inflation, deflation, decreases in consumer demand, changes in buying patterns, a weakened dollar, higher consumer debt levels, higher interest rates, especially higher mortgage rates, higher tax rates, and other changes in tax laws or other economic factors that may affect commercial and residential real estate development.

The performance of real estate markets in the short and long-term and the state of the economy, nationally and locally where our assets are concentrated, could affect the value of our existing water assets; a decline in the market could adversely affect the value of our water assets or cause us to retain these assets longer than we initially expected, which would negatively affect our rate of return on our water assets, cause us to divest such assets for less than our targeted return on investment, or cause us to impair the book values of such assets to estimated fair value.

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

The continued the improvement in residential and commercial real estate development activity is essential to our ability to generate revenue and operating income in our water resource and water storage business. We are unable to predict whether and to what extent this improvement will continue. Any future slow-down in real estate and homebuilding activity could adversely affect development projects within the markets in which our water assets are located, and could adversely affect the demand for and the fair value of our assets and our ability to monetize them. Declines and weak conditions in the U.S. housing market in prior years have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have a negative effect on the national housing market and in the markets in which we operate, although the Nevada market may be less impacted due to the lack of a state income tax.

5.    Other General Risks

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

The trading price of our common stock has historically been, and we expect will continue to be, subject to fluctuations. The market price of our common stock may be significantly affected by:

•a deletion from the the Russell 2000 index;
•quarterly variations in financial performance and condition of our business;
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

We own assets that are unique, complex in nature, and difficult to understand. In particular, our water resource business is a developing industry in the United States with very little historical and comparable data, complex valuation issues, and a limited following of analysts. Because our assets are unique, analysts and investors may be unable to adequately evaluate our operations and enterprise as a going concern. This could cause analysts and investors to make inaccurate evaluations of our stock, or to overlook the Company in general. As a result, the trading volume and price of our stock could suffer and may be subject to excessive volatility.

If equity analysts do not publish research or reports about our business, or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The market for our common stock will in part be affected by the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock, issue other unfavorable commentary, or cease publishing reports about us.

THE FOREGOING FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS, CASH FLOWS, AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORICAL FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS, CASH FLOWS, AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease office space in Carson City, Nevada, where our principal executive office is located. We continually evaluate our current and future space capacity in relation to our business needs. We believe that our existing office space is adequate to meet our current business requirements and that suitable replacement and additional space will be available in the future on commercially reasonable terms, should we need it.

We have significant holdings of real estate and water assets in the southwestern United States as described in“Item 1 - Business.”

ITEM 3. LEGAL PROCEEDINGS

Except as described in ITEM 1. BUSINESS, (Kane Springs), and in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES (LEGAL DEVELOPMENTS), neither we nor our subsidiaries are parties to any potentially material pending legal proceedings.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VWTR”, prior to March 9, 2021 our common stocked traded under the symbol “PICO” The following table sets out the quarterly high and low sales prices for the past two years as reported on the NASDAQ Global Select Market. These reported prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions.

	2020		2019
	High	Low	High	Low
First Quarter	$11.18	$6.41	$11.04	$8.97
Second Quarter	$9.22	$6.59	$11.82	$9.91
Third Quarter	$9.86	$7.55	$11.70	$9.37
Fourth Quarter	$9.58	$8.20	$11.41	$9.63

Any future decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our ability to monetize assets, our results of operations, financial condition, capital requirements, and other factors our board of directors may deem relevant.

On March 8, 2021, the closing sale price of our common stock was $9.89 and there were approximately 273 holders of record.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares of common stock purchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
10/1/2020 - 10/31/20	73,955	$8.92	4,514,046	$52,442
11/1/2020 - 11/30/20	61,996	$8.80	4,576,042	$51,897
12/1/2020 - 12/31/20	69,704	$8.89	4,645,746	$51,277
Total	205,655

(1) Our stock repurchase program authorization was amended on February 1, 2020. Our Board of Directors authorized an aggregate of $100 million (from an aggregate of $50 million previously authorized) to be used for the stock repurchase program, and there is no set expiration date.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our Company. The MD&A should be read in conjunction with our consolidated financial statements and the accompanying notes, presented later in this Annual Report on Form 10-K. The MD&A includes the following sections:

•Company Summary, Recent Developments, and Future Outlook — a brief description of our operations, the critical factors affecting them, and their future prospects;
•Critical Accounting Policies, Estimates, and Judgments — a discussion of accounting policies which require critical judgments and estimates. Our significant accounting policies, including the critical accounting policies discussed in this section, are summarized in the notes to the consolidated financial statements;
•Results of Operations — an analysis of our consolidated results of operations for the past two years, presented in our consolidated financial statements; and
•Liquidity and Capital Resources — an analysis of cash flows, sources and uses of cash, contractual obligations and a discussion of factors affecting our future cash flow.

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

The economic development in the greater Reno region has been concentrated in the Tahoe Reno Industrial Center business park (“TRIC”) which is a 107,000 acre industrial park proximate to Interstate 80 and 15 miles east of Reno, Nevada. Tesla Motors, Inc. (“Tesla”) built its Gigafactory facility in this business park. Many other technology companies have also moved to the area including Apple, Google, Jet.com, Battery Systems Inc., Tire Rack, U.S. Ordinance, Zulily, Switch and Blockchains LLC.

Overall in the U.S. Reno, Nevada was rated fourth for Best-Performing Large Cities in 2020 - based on the region’s strong job growth that is fueling the area’s economic growth - as determined in a report released in September, 2020, from the Milken Institute titled: BEST-PERFORMING CITIES 2020 Where America’s Jobs Are Created and Sustained. This puts Reno behind only San Francisco, CA, Provo-Orem, UT, and Austin, TX as a regional economic engine. In this report, the researchers rated Reno, Nevada as second overall in High-tech Gross Domestic Product (“GDP”) growth and fourth in Wage growth. This can be attributed to the diverse industrial mix of the region’s economy. According to the Milken Report “…Reno’s one-year job growth and short-term job-growth top all large metros in our rankings.” The Reno region’s job diversification has led to less volatility in the employment base: At the end of 2020, unemployment rate in the US was 6.7%, in southern Nevada 11.5%, but only 5.7% in northern Nevada.

The economic growth in the region has led to strong demand for housing. According to the Reno/Sparks Association of REALTORS in its December 2020 Existing Home Sales Report, the median sales price for an existing single-family residence was $500,000, an increase of 23.5% from 2019 and a 4.2% increase from the previous month and the existing condominium/townhome median sales price in December 2020 was $290,000, an increase of 22.4% from 2019. In the North Valleys region, where our Fish Springs Ranch water rights are utilized, there was a 38% increase in fourth quarter sales in 2020 compared to 2019.

The Economic Development Authority of Western Nevada (“EDAWN”), comprised of Reno, Sparks, and Tahoe areas, released an update (RCG Economics, Technical Memorandum dated January 29, 2019) to its previous forecasts that includes the latest historical data and a new five-year forecast from 2019 through 2023. This five-year forecast project a cumulative addition of 51,585 new jobs in the region which represents a 12.7% increase in employment. This job growth leads to population growth. The report also projects the region’s population to grow to 686,737 residents by the end of 2023, an increase of 54,470 residents (8.6%) in that five-year period. We believe that this increased employment and population growth will create demand for new residential, commercial and industrial development in the greater Reno area and in Lyon County.

Thirty new companies relocated to the Reno MSA in 2020, bringing over 2,200 new jobs, with an average wage greater than $58,000, including eleven corporate headquarters. These new businesses were largely manufacturing and technology, along with additional logistics, distribution, and E-commerce companies. As the Reno/Sparks business sector has grown, so have actual wages to an average of $73,000 to date in 2021.

Current economic conditions have fostered new business openings, lower apartment vacancies, and the greater absorption of existing housing inventory. This activity has resulted in multiple new housing projects entering the approval process with local governments in Reno, Sparks, Carson City, Lyon County and Fernley. Residential housing projects have to demonstrate sustainable water supply to obtain final map approval, and many projects in the North Valleys of Nevada are currently in the process of seeking or have obtained master plan amendment/zone change approvals. The next step for these developers is to obtain tentative map and then final map approvals. Within the Reno-Sparks and Washoe County area of Nevada, according to EDAWN, in 2019 there were 3,807 new housing permits pulled. EDAWN’s goal is for at least 6,000 new housing permits to meet the projected demand for housing. In 2019, total new permits in Reno/Sparks/Washoe County decreased approximately 17% over the total number of new building permits for single-family and multi-family homes, combined, of 4,595 in 2018. However, during 2020 housing permits declined to the lowest number in over 5 years. As of November, 2020, 2,690 new housing permits had been issued, a fraction of the community goal of 4,500. We believe the reduction in the issuance of building permits is due to an interruption of the permitting process due to the effects of the COVID-19 pandemic. We expect the building permit activity to increase in 2021, once the permit process is initiated on newly approved subdivisions. We believe this increase in activity will lead to demand for our water resources, as developers pursue their projects to provide housing for the population growth in the region. However, the increased activity has strained governmental agencies and has caused delays in processing permits as well as new projects’ planning approval process. The timing of future monetization of our water resources in northern Nevada is directly correlated to the time it takes residential developers to pursue their projects in the areas where our FSR and Carson/Lyon assets are located, and the time it takes for those developers to get the requisite planning approvals prior to obtaining final map approval or, in the case of commercial development projects, final regulatory approvals.

Southern Nevada

In 1998, Lincoln County and Vidler Water Company filed applications with the Nevada State Engineer seeking to extract approximately 14,480 acre-feet per year from the Tule Desert Hydrographic Basin. The Nevada State Engineer initially awarded Lincoln/Vidler 2,100 acre-feet per year of groundwater, holding 7,240 acre-feet of groundwater in abeyance until additional studies were performed. Following an extensive exploratory drilling program and numerous scientific study Lincoln/Vidler was awarded an additional 7,240 acre-feet for a total of 9,340 acre-feet in 2010. The Nevada State Engineer conditioned the additional water rights on the staged pumping of the granted water rights allowing 5,000 acre-feet per year to be pumped initially. After groundwater has been pumped for eight consecutive years additional water can be released to Lincoln/Vidler to develop.

Lincoln/Vidler received a Record of Decision for the Lincoln County Land Act Groundwater Development and Utility Right-of-Way grant from the BLM in 2010 for the Tule Desert. The BLM grant allows Lincoln/Vidler to construct up to 16 production wells and necessary infrastructure to develop groundwater from the Tule Desert to the Lincoln County Land Act area located north of the City of Mesquite, NV.

The City of Mesquite is one of the fastest growing cities in Nevada. Mesquite is a large retirement community; with nearly 40% of the population comprised of retired individuals. Virgin Valley Water District is the water service provider for the City of Mesquite and its neighboring community of Buckerville. From July1, 2019, to June 30, 2020, the City of Mesquite issued 303 single family residential building permits. From July 1, 2020, to January 31, 2021, the City of Mesquite issued 212 single family residential building permits. According to Virginia Valley Water Districts Master Plan both communities have had average combined growth rate of 5.4% from 2000 to 2018, with a combined population in 2020 of approximately 21,242. As the City of Mesquite nears build out current developers are looking to expand their projects into the Lincoln County Land Act area.

A developer in the City of Mesquite that also owns a majority of the property in the Lincoln County Land Act is nearing build out and is looking to expand its production into their Lincoln County Land Act holdings. The developer has been working with Lincoln/Vidler to explore funding options for a pipeline and infrastructure to deliver groundwater from Tule Desert to the Lincoln County Land Act area. Lincoln/Vidler have been approached by Virgin Valley Water District, the local water utility in Mesquite, with an interest in purchasing our water and assisting in funding the pipeline infrastructure.

In 2019 Lincoln/Vidler submitted a Plan of Development to the BLM. The Plan of Development, which has yet to be approved, is necessary to gain the approval to begin construction of the infrastructure needed to deliver groundwater from the Tule Desert to the Lincoln County Land Act.

Arizona

Several market catalysts continue to emerge with respect to our LTSCs, including the recent drought in the western United States, continued structural deficits on the Colorado River system, Indian Firming and Settlement obligations by the state of Arizona, increased water demand from overall growth in Arizona, especially in the Pinal AMA, and the Lower Basin Drought Contingency Planning (“DCP”) effort by Arizona.

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

A shortage on the Colorado River system will be declared by the Secretary of the Interior when on January 1, of any year, Lake Mead’s surface water elevation is at or below 1,075 ft. This determination is made in August of the previous year based on a rigorous modeling evaluation of the hydrologic system of the Upper Colorado Basin by the U.S. Bureau of Reclamation. Under the Drought Contingency Plan (DCP), a new tier, “Tier 0”, applies when Lake Mead is at an elevation between 1,075 ft. and 1,090 ft. and a shortage declaration has been made which went into effect January 1, 2021. This requires Arizona to cut-back its allocations by 192,000 acre-feet, and Nevada by 9,000 acre-feet. When Lake Mead is at an elevation between 1,050 ft. and 1,075 ft., Nevada’s share of the shortage is 13,000 acre-feet and Arizona’s cut-back to its allocation is 320,000 acre-feet. In contrast, California suffers no loss to its allocation from the Colorado River (2007 Shortage Sharing Guidelines).

It is probable that the next level of delivery reductions, which would make the total reductions to Arizona 512,000 acre-feet, will be declared for calendar year 2022. This is likely due to the low levels of inflow to Lake Powell that would cause reductions to inflows to Lake Mead, and thus affect critical lake level triggers.

It has been determined that the Colorado River system suffers from a structural deficit of 1.2 million acre-feet annually. This means that on an average annual water year, Lake Mead will lose 1.2 million acre-feet to the system, due to evaporation, treaty obligations with Mexico, and allocations of water to Arizona, Nevada and California that exceed what the system yields. We continue to believe that Vidler’s LTSCs are well positioned to buffer Arizona through times of water shortage and our LTSCs could be purchased by state entities and/or municipalities located in the Phoenix AMA to be used directly or to help sustain levels in Lake Mead.

Currently the Pinal AMA, a largely agricultural area located in between the Phoenix and Tucson AMAs, is experiencing a physical shortage of water supplies for new developments within this AMA. This area, like the Phoenix metropolitan area, is increasingly under pressure to grow from new residential, commercial, and industrial users; however, according to the Arizona Department of Water Resources analyses, there is “...insufficient, groundwater in the Pinal Active Management Area to support all existing uses and issued assured water supply determinations.” Proposed projects have been denied until new assured water supply sources can be found to sustain this new development. The use of our banked water in Harquahala could be used to help satisfy this need.

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGEMENTS

This section describes the most important accounting policies affecting our assets and liabilities, and the results of our operations. Since the estimates, assumptions, and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements, we consider these to be our critical accounting policies:

•how we determine the fair value and carrying value of our tangible and intangible water assets, and real estate;
•how and when we recognize revenue when we sell water assets and real estate; and
•how we determine our income tax provision, deferred tax assets and liabilities, and reserves for unrecognized tax benefits, as well as the need for valuation allowances on our deferred tax assets.

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

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our tangible and intangible water assets and real estate

Our primary long-lived assets include tangible and intangible water assets and real estate. At December 31, 2020, the total carrying value of such assets was $159.8 million, or approximately 89% of our total assets. These assets are carried at cost, less any recorded impairments and depreciation.

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

There were no material impairment losses recorded on our tangible water assets or real estate during the years ended December 31, 2020, and 2019.

Intangible water assets

Our intangible water assets are accounted for as indefinite-lived intangible assets. Accordingly, until an asset is sold, it is not amortized, that is, its value is not charged as an expense in our consolidated statement of operations over time, but the asset is carried at cost and reviewed for impairment, at least annually during the fourth quarter, and more frequently if a specific event occurs or there are changes in circumstances which suggest that the asset may be impaired. Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions, including interest rates, demand for residential and commercial real estate, changes in population, and increases or decreases in prices of similar assets. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference. Once an asset is sold, the value is charged to cost of real estate and water assets sold in our consolidated statement of operations and comprehensive income or loss.

We calculate the fair value of intangible water assets, using a discounted cash flow model, under which the future net cash flows from the asset are forecasted and then discounted back to their present value, using a weighted average cost of capital approach to determine the appropriate discount rate. Preparing these cash flow models requires us to make significant assumptions about revenues and expenses as well as the specific risks inherent in the assets. We conduct extensive reviews utilizing the most recent information available to us; however, the review process inevitably involves the use of significant estimates and assumptions, especially the estimated current asset pricing, potential price escalation, income tax rates, discount rates, absorption rates and timing, and demand for these assets. These models are sensitive to minor changes in any of the input variables.

In summary, the cash flow models used for our most significant indefinite-lived intangible assets forecast initial sales to begin within approximately one year, and then increase until the assets are mostly sold over the next four decades. We have assumed sale proceeds for the assets that are based on our estimates of the likely future sales price per acre-foot. These per-unit sale prices are estimated based on the demand and supply fundamentals in the markets which these assets serve. If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

There were no material impairment losses recorded on our intangible water assets during the years ended December 31, 2020 and 2019.

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

We recognize deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income considered in the evaluation of deferred tax asset realization include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. We have recorded valuation allowances for those deferred tax assets not expected to be realized. As we have achieved a sufficient history of sustained profitability, including taxable income in appropriate jurisdictions, a portion of the valuation allowance was reduced by $9.3 million during the year ended December 31, 2020. We have determined that it is more likely than not that sufficient taxable income will be generated in the future to realize certain of our deferred tax assets. We maintain valuation allowances of $58.1 million as of December 31, 2020 for deferred tax assets not expected to be realized in the future.

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

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2020 AND 2019

Overview of Economic Conditions and Impact on Results of Operations

We believe that current trends in housing inventory, home prices, and low interest rates, in the markets in which our major water assets are located and serve, primarily northern Nevada and Arizona, will have a positive impact on our operating performance. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market. A change or deterioration in economic conditions in the markets where we operate, whether due to the impact of the COVID-19 pandemic or other factors that cause the growth in our markets to slow or decline. impairs our ability to generate revenue, cause our expenses to exceed projections, or results in operating losses; could result in impairment losses of our water assets and adversely affect our liquidity.

Our revenues and results of operations fluctuate from period to period. For example, we recognize revenue from the sale of water assets when specific transactions close; as a result, sales of water assets for any individual period are not necessarily indicative of revenues for future periods or the full financial year.

Vidler Water Resources, Inc. Shareholders’ Equity (in thousands):

	December 31,
	2020	2019	Change
Shareholders’ equity	$178,270	$178,255	$15
Shareholders’ equity per share	$9.59	$9.01	$0.58

The increase in shareholders’ equity during 2020 of $15,000 was due primarily to a combination of monetization of water and real estate assets generating a gross margin of $7.1 million, $6.4 million of net operating and sales costs, the recording of a deferred tax asset on our balance sheet of $9.3 million and the purchase of 1,199,357 shares of our common stock for $10.4 million.

Total Assets and Liabilities (in thousands):

	December 31,
	2020	2019	Change
Total assets	$180,446	$181,089	$(643)
Total liabilities	$2,176	$2,834	$(658)

Total assets decreased during the year ended December 31, 2020, primarily due to the combination of cash applied to repurchases of common stock in 2020 and operating costs, which was partially offset by cash received from sales of assets and operating income, and the recording of a deferred tax asset of $9.3 million at December 31, 2020.

Results of Operations (in thousands):

	Year Ended December 31,
	2020	2019	Change
Total revenue and other income (loss)	$9,612	$29,398	$(19,786)
Total costs and expenses	$8,944	$17,872	$(8,928)

Revenue and other income (loss)

The majority of our revenue recorded for the year ended December 31, 2020 was from the sale of 612 acre-feet of water rights at Dodge Flat, Nevada, for total proceeds of $4.1 million and the sale of 77 acre-feet of water rights from our Fish Springs Ranch inventory for $3.1 million.

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

Costs and Expenses

Cost of water assets and real estate sold:

During the year ended December 31, 2020, we recorded a total of $1.9 million in cost of real estate and water assets of which $950,000 related to our sale of 65 acre-feet of our water rights from the Middle Rio Grande Basin in New Mexico as well as the cost of water assets sold of $115,000 and $788,000 related to our Dodge Flat and Fish Springs Ranch sales, respectively.

During the year ended December 31, 2019 we recorded a total of $8.5 million in cost of real estate and water assets, of which $3.1 million relates to sales of 25,260 long-term storage credits in the Phoenix Active Management Area as well as cost of real estate and water assets sold of $1.7 million and $1.4 million related to our Dodge Flat and Fish Springs Ranch sales, respectively.

General, Administrative and Other Costs:

During the years ended December 31, 2020, and 2019, we recorded general and administrative and project costs of $6.7 million and $9.0 million, respectively. The decrease in these costs was primarily due to a year over year decrease of $1.5 million in total compensation due to reduced bonus accruals in 2020 as a result of the reduced level of assets sales in 2020 compared to the sales recorded in 2019 and no severance payments were made or accrued in 2020. In addition, due to the reduced level of sales in 2020, there was a reduction in selling costs of $342,000 in 2020 compared to 2019.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the fair value of the award on the grant date and is recognized over the vesting period of the awards. As of December 31, 2020, there was no unrecognized stock-based compensation expense related to restricted stock units (“RSU”). Substantially all of value of the stock-based compensation grant to management in 2020 was accrued at December 31, 2019 comprising a portion of the total management bonus for 2019 performance.

The stock-based compensation expense consisted primarily of the following awards (in thousands):

	Year Ended December 31,
	2020	2019
RSU - Directors	87	87
RSU - Management	453	—
Total stock-based compensation expense	$540	$87

Income Taxes

Based on the analysis conducted at December 31, 2020 we reversed a portion of the valuation allowance on our net deferred tax assets of $9.3 million. We recorded a deferred tax benefit of $9.3 million and $0 during the years ended December 31, 2020, and 2019, respectively, resulting in an effective tax rate of 0% for the years ended December 31, 2020, and 2019. The effective tax rate differed from our federal corporate income tax rate of 21% due primarily to the valuation allowance changes recorded on our net deferred tax assets in 2020 and 2019.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2020 and 2019

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict and cannot be directly compared from one period to another. However, given our cash balances at December 31, 2020, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, including our share repurchase program, obtain a line of credit, or complete a debt or equity offering. Any additional equity offerings may be dilutive to our shareholders and any additional debt offerings may include operating covenants that could restrict our business. We are not currently subject to any debt covenants which might limit our ability to obtain additional financing through debt or equity offerings. We classify the sale of and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows.

Our Operations

The majority of our cash inflows for the year ended December 31, 2020, was from $9.6 million in sales of various water rights assets and other income received. This was offset by $7.8 million of cash used for overhead and various project expenses. Additionally we used $10.4 million in cash to repurchase shares of our common stock during the year ended December 31, 2020.

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

Consolidated Cash and Securities

We have adequate working capital reserves. At December 31, 2020 and 2019, we had unrestricted and available cash and securities of $9.4 million and $18.2 million, respectively, which could be used for general corporate purposes and the exercise of options held by us for the acquisition of groundwater rights in Lyon County, Nevada.

Cash Flow

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	$1,785	$15,613
Total operating activities	1,785	15,613

Investing activities	(40)	(12)
Total investing activities	(40)	(12)

Financing activities	(10,526)	(9,982)
Total financing activities	$(10,526)	$(9,982)
Increase (decrease) in cash and cash equivalents	$(8,781)	$5,619

Cash Flows From Operating Activities

During 2020, we generated cash of $1.8 million from our operations. This was primarily derived from $9.0 million in cash receipts from sales of various real estate and water rights assets and $583,000 of lease and other revenue. This was offset by approximately $7.8 million of cash used for overhead and various project expenses.

During 2019, we generated cash of $15.6 million in our continuing operations which was derived primarily from $28.6 million in cash receipts from the sale of various real estate and water assets and $786,000 of lease and other revenue. This was offset by approximately $9.6 million of cash used for overhead and various project expenses, and $4.2 million used or the acquisition of groundwater rights in Lyon County, Nevada.

Cash Flows From Investing Activities

We had no material cash flows from investing activities during the years ended December 31, 2020 and 2019.

Cash Flows From Financing Activities

During the years ended December 31, 2020 and 2019, we used $10.4 million and $10.0 million in cash, respectively, to repurchase shares of our common stock. We had no other significant financing activities during the years.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements, other than those discussed throughout this document, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

Following hearings conducted by the Nevada State Engineer in late-September early-October of 2019 to determine the boundaries of the Lower White River Flow System (LWRFS) in Southern Nevada, the Nevada State Engineer, on June 20, 2020, issued Order No.1309, finding for the first time that Kane Springs Valley was included as part of the LWRFS. This Order results in subordinating Lincoln/Vidler’s senior priority water right date of their current permitted water rights in Kane Springs Valley to the respective priority dates in relation to all other water rights in the new multi-basin area “Super Basin.” If the Order stands, it will likely impede Vidler from pursuing its existing permitted water rights and applications in the Kane Springs Valley Basin and will adversely affect its contracts with CSI.

Vidler believes that the Kane Springs Valley Basin is not a part of the LWRFS and presented evidence to this effect at the State Engineer’s hearings. Vidler believes there is no legal authority in existing Nevada water law statutes that allows the State Engineer to create a “Super Basin” and to disregard existing individual basin boundaries and water right priorities within those individual basin boundaries.

Lincoln/Vidler have filed a Petition for Judicial review appealing Order No. 1309, as well as a ‘takings’ claim against the State of Nevada for the subordination of Vidler’s water right priority. CSI, as well as others, have also appealed this Order, and Vidler anticipates supporting CSI in its appeal. Given the number of participants in the appeal, a lengthy period may pass before the matter is resolved. Our appeal and takings claim is in the early stages of the legal process and, as such, it is difficult to evaluate the ultimate outcome of our appeal of the Order. An adverse ruling would materially and adversely affect Vidler’s investment in the Kane Springs Valley Basin and its contracts with CSI. If there is an adverse ruling on the appeal, the current option agreement with CSI could result in forgone revenue of up to $3.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2020 AND 2019
AND FOR EACH OF THE
TWO YEARS IN THE PERIOD
ENDED DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vidler Water Resources, Inc.
Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vidler Water Resources, Inc. (formerly PICO Holdings, Inc.) and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Water Assets — Impairment — Refer to Note 3 to the financial statements

Critical Audit Matter Description

The Company’s intangible water assets are accounted for as indefinite-lived intangible assets. Accordingly, until an asset is sold, it is not amortized, that is, its value is not charged as an expense in the consolidated statement of operations over time, but the asset is carried at cost and reviewed for impairment, at least annually during the fourth quarter, and more frequently if a specific event occurs or there are changes in circumstances which suggest that the asset may be impaired. Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions, including interest rates, demand for residential and commercial real estate, changes in population, and increases or decreases in prices of similar assets. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference. Once an asset is sold, the value is charged to cost of real estate and water assets sold in the Company’s consolidated statement of operations.

When the Company calculates the fair value of intangible water assets, they use a discounted cash flow model, under which the future net cash flows from the asset are forecasted and then discounted back to their present value, using a weighted average cost of capital approach to determine the appropriate discount rate. Preparing these cash flow models requires the Company to make significant assumptions about revenues and expenses as well as the specific risks inherent in the assets. The Company conducts extensive reviews utilizing the most recent information available; however, the review process inevitably involves the use of significant estimates and assumptions, especially the estimated current asset pricing, potential price escalation, income tax rates, discount rates, absorption rates and timing, and demand for these assets. These models are sensitive to minor changes in any of the input variables.

There were no material impairment losses recorded on intangible water assets during the year ended December 31, 2020. Total intangible water assets balance was $120.4 million as of December 31, 2020, of which $107.2 million is located within the region of northern Nevada.

We identified the estimated discount rate and absorption rate assumptions within the Company’s discounted cash flow model utilized to determine impairment of intangible water assets located within the region of northern Nevada as a critical audit matter because of the significant estimates and assumptions management makes to evaluate the recoverability of those intangible water assets. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s discounted future cash flows analysis.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the discounted future cash flows analysis included the following, among others:

•With the assistance of our fair value specialists, we evaluated the discounted future cash flows analysis, including estimates of discount rates and absorption rates by (1) evaluating the appropriateness of the valuation methodology, (2) assessing the reasonableness of the discount rate and absorption rate assumptions used by management and (3) testing the mathematical accuracy of the discounted future cash flows analysis.

•We evaluated the reasonableness of management’s discounted future cash flows analysis by comparing management’s projections to the Company’s historical results and external market sources.

Income Taxes — Realizability of Deferred Tax Assets — Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income considered in the evaluation of deferred tax asset realization include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has recorded valuation allowances for those deferred tax assets not expected to be realized. As the Company has achieved a sufficient history of sustained profitability, including taxable income in appropriate jurisdictions, a portion of the valuation allowance was reduced by $9.3 million during the year ended December 31, 2020. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize certain of its deferred tax assets. The Company maintains valuation allowances of $58.1 million as of December 31, 2020 for deferred tax assets not expected to be realized in the future.

We identified management’s determination that it is more likely than not that sufficient taxable income will be generated in the future to realize deferred tax assets as a critical audit matter because of the significant judgments and estimates management makes related to taxable income across multiple jurisdictions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates of taxable income.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that certain of the Company’s deferred tax assets will be realized included the following, among others:

•We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a deferred tax asset would be realized in the future.

•With the assistance of our income tax specialists, we evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law.

•We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to accurately estimate taxable income.

•We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:

–Expiration dates or carryforward periods of tax attributes.

–Available and intended tax planning strategies.

–Internal budgets.

–Historical taxable income, as adjusted for nonrecurring items.

–Internal communications to management and the Board of Directors.

–Forecasted information included in Company press releases.

–Management’s history of carrying out its stated plans and its ability to carry out its plans considering contractual commitments or available financing.

•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 12, 2021

We have served as the Company’s auditors since 1997.

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2020 and 2019
(In thousands)

	2020	2019
Assets
Cash and cash equivalents	$9,388	$18,169
Tangible water assets and real estate, net	39,374	39,398
Intangible assets	120,445	122,343
Right of use assets, net	396	166
Deferred income tax asset	9,340	—
Other assets	1,503	1,013
Total assets	$180,446	$181,089

Liabilities and shareholders’ equity
Operating lease liabilities	$396	$166
Other liabilities	1,516	2,359
Accounts payable and accrued expenses	264	309
Total liabilities	2,176	2,834

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 18,586 issued and 18,583 outstanding at December 31, 2020, and 20,067 issued and 19,783 outstanding at December 31, 2019	19	20
Additional paid-in capital	332,290	345,234
Accumulated deficit	(154,009)	(164,010)
Treasury stock, at cost (common shares: 3 and 284 at December 31, 2020 and December 31, 2019, respectively)	(30)	(2,989)
Total Vidler Water Resources, Inc. shareholders’ equity	178,270	178,255
Total liabilities and equity	$180,446	$181,089

The accompanying notes are an integral part of the consolidated financial statements.

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 2020 and 2019
(In thousands, except per share data)

	2020	2019
Revenues and other income:
Sale of real estate and water assets	$9,029	$28,613
Other income, net	583	785
Total revenues and other income	9,612	29,398

Cost of sales and expenses:
Cost of water assets and real estate sold	1,923	8,495
General, administrative, and other	6,730	8,963
Depreciation and amortization	291	414
Total costs and expenses	8,944	17,872
Income from continuing operations before income taxes	668	11,526
Benefit for federal and state income taxes	9,333	—
Net income attributable to Vidler Water Resources, Inc.	$10,001	$11,526

The accompanying notes are an integral part of the consolidated financial statements.

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME, CONTINUED
(In thousands, except per share data)

	2020	2019
Other comprehensive income:
Net income	$10,001	$11,526
Other comprehensive income, net of tax:
Unrealized income on securities, net of deferred income tax and reclassification adjustments	—	—
Total other comprehensive income, net of tax	—	—
Comprehensive income attributable to Vidler Water Resources, Inc.	$10,001	$11,526

Net income per common share – basic and diluted:
Income from continuing operations	$0.52	$0.57
Weighted average shares outstanding	19,132	20,154

The accompanying notes are an integral part of the consolidated financial statements.

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2020
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2019	20,067	$20	$345,234	$(164,010)	284	$(2,989)	$178,255
Stock-based compensation expense			540				540
Purchases of treasury stock					1,200	(10,380)	(10,380)
Retirement of treasury stock	(1,481)	(1)	(13,338)		(1,481)	13,339	—
Distribution to noncontrolling interest			(146)				(146)
Net income				10,001			10,001
Ending balance, December 31, 2020	18,586	$19	$332,290	$(154,009)	3	$(30)	$178,270

The accompanying notes are an integral part of the consolidated financial statements

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2019
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2018	20,848	$21	$353,250	$(175,536)	121	$(1,111)	$176,624
Stock-based compensation expense			87				87
Exercise of restricted stock units	1						—
Withholding taxes paid on vested restricted stock units			(5)				(5)
Purchases of treasury stock					944	(9,977)	(9,977)
Retirement of treasury stock	(782)	(1)	(8,098)		(781)	8,099	—
Net Income				11,526			11,526
Ending balance, December 31, 2019	20,067	$20	$345,234	$(164,010)	284	$(2,989)	$178,255

The accompanying notes are an integral part of the consolidated financial statements

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2020 and 2019
(In thousands)

	2020	2019
Operating activities:
Net income	$10,001	$11,526
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	(9,340)	—
Depreciation and amortization expense	48	58
Stock-based compensation expense	540	87
Gain on sale of property, plant and equipment	(14)	12
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Notes and other receivables	39	37
Real estate, water, and intangible assets	1,923	4,473
Income taxes	7	275
Other assets	(753)	(103)
Accounts payable and accrued expenses	(666)	(752)
Net cash provided by operating activities	1,785	15,613

Investing activities:
Proceeds from the sale of property, plant and equipment	26	—
Purchases of property, plant and equipment	(66)	(12)
Net cash used in investing activities	(40)	(12)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	—	(5)
Purchases of treasury stock	(10,380)	(9,977)
Other financing activities, net	(146)	—
Net cash used in financing activities	(10,526)	(9,982)
Net increase (decrease) in cash and cash equivalents	(8,781)	5,619
Cash and cash equivalents, beginning of year	18,169	12,550
Cash and cash equivalents, end of year	$9,388	$18,169

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended December 31, 2020 and 2019
(In thousands)

	2020	2019
Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Payment (refund) of federal and state income taxes	$—	$(275)

Non-cash investing and financing activities:
Issuance of common stock for vested restricted stock units	$—	$6

The accompanying notes are an integral part of the consolidated financial statements

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE INDEX

1.NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations:

Vidler Water Resources, Inc., together with its subsidiaries (collectively, “Vidler” or the “Company”), is a holding company. As of December 31, 2020, the Company has presented its consolidated financial statements and the accompanying notes to the consolidated financial statements using the guidelines prescribed for real estate companies, as the majority of the Company’s assets and operations are primarily engaged in real estate and related activities.

The Company’s most significant operating subsidiary as of December 31, 2020 was Vidler Water Company, Inc. (“Vidler Water”), a Nevada corporation. Vidler owns water resources and water storage in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado, and New Mexico. Currently, Vidler is primarily focused on selling its existing water rights and storage credits.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock-based compensation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities were appropriate as of December 31, 2020 and December 31, 2019, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

Noncontrolling Interests:

The Company reports the share of the results of operations that are attributable to other owners of its consolidated subsidiaries that are less than wholly-owned as noncontrolling interest in the accompanying consolidated financial statements. In the consolidated statement of operations and comprehensive income, the income attributable to the noncontrolling interest is reported separately and the accumulated income or loss attributable to the noncontrolling interest, along with any changes in ownership of the subsidiary, is reported within shareholders’ equity.

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

Other Liabilities:

Other liabilities primarily includes employee benefits, unearned revenues, option payments and deposits received.

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

General, Administrative, and Other:

General, administrative, and other costs include salaries and benefits, stock-based compensation, consulting, audit, tax, legal, insurance, property taxes, rent and utilities, selling costs, and other general operating expenses.

Stock-Based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair values of the awards, calculated using the closing stock price on the date of grant, and is recognized as expense over the period in which the share-based compensation vests using the straight-line method. When an employee restricted stock unit (“RSU”) vests, the recipient receives a new share of Vidler common stock for each RSU, less the number of shares of common stock equal in value to applicable withholding taxes. When an RSU is forfeited, all previously recognized expense is reversed during the respective forfeiture year and the remaining unamortized expense is canceled.

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

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. At December 31, 2020, the Company concluded that it is more likely than not that some of its deferred tax assets will be realized, and accordingly, the valuation allowance was recorded only against the deferred tax assets that are not more likely than not to be realized.

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

Earnings per Share:

Basic earnings or loss per share was computed by dividing net earnings by the weighted average number of shares outstanding during the period. Diluted earnings or loss per share was computed similarly to basic earnings or loss per share except the weighted average shares outstanding are increased to include additional shares from the assumed exercise of any common stock equivalents using the treasury method, if dilutive. The Company’s performance-based price-contingent stock options (“PBO”), and RSU are considered common stock equivalents for this purpose. The number of additional shares related to these common stock equivalents is calculated using the treasury stock method.

For the years ended December 31, 2020 and December 31, 2019 there was no anti-dilution.

Recently Issued Accounting Pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance in response to concerns about the structural risks of interbank offered rates, and particularly the risk of cessation of the London Interbank Offered Rate (LIBOR). The cessation of the publication of LIBOR is expected to occur on December 31, 2021. The Company has an operating agreement with Fish Springs Ranch, LLC which entitles Vidler Water to receive interest on certain development costs, construction costs, and accrued interest at a rate of LIBOR plus 450 basis points. The Company is in the process of evaluating the alternatives to the LIBOR rate.

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

2.    TANGIBLE WATER ASSETS AND REAL ESTATE, NET

The cost assigned to the various components of tangible water and real estate assets were as follows (in thousands):

	December 31,
	2020	2019
Tangible water assets	$26,546	$26,570
Real estate and improvements held and used, net of accumulated amortization of $12,003 at December 31, 2020 and December 31, 2019	9,469	9,469
Other real estate inventories	3,359	3,359
Total tangible water and real estate assets, net	$39,374	$39,398

The Company’s real estate improvements were fully depreciated at December 31, 2016.

3.    INTANGIBLE ASSETS

The Company’s carrying amounts of its intangible assets were as follows (in thousands):

	December 31,
	2020	2019
Pipeline rights, water rights, and water credits at Fish Springs Ranch	$81,574	$82,382
Pipeline rights and water rights at Carson-Lyon	25,643	25,644
Other	13,228	14,317
Total intangible assets	$120,445	$122,343

Fish Springs Ranch Pipeline Rights, Water Rights, and Water Credits:

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno, Nevada area. As at December 31, 2020, the Company has sold 304 acre-feet of water credits. Under a settlement agreement signed in 2007, the Pyramid Lake Paiute Tribe (the “Tribe”) agreed to not oppose any permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, and in exchange, Fish Springs Ranch will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs Ranch sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year. The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, and accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water. Currently, Fish Springs Ranch does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Carson-Lyon Pipeline Rights and Water Rights:

During the year ended December 31, 2019 an additional 279 acre-feet of municipal and industrial designated groundwater rights were purchased for $4.2 million. No additional rights were purchased in 2020.

Impairment Losses:

There were no impairment losses recognized on intangible assets during the years ended December 31, 2020 and 2019.

4.    LEASES

The Company has an operating lease for the office located in Carson City, Nevada which include monthly rental payments. The operating lease for the office located in La Jolla, California concluded at the end of May 2020.

Leases consisted of the following (in thousands):

Leases	December 31, 2020	December 31, 2019
Assets
Operating lease ROU assets, net(1)	$396	$166
Liabilities
Operating lease liabilities	$396	$166

Weighted Average Remaining Lease Term	2.5 years	0.5 years

(1) Operating lease ROU assets are recorded net of accumulated amortization of $77,000 and $356,000 as of December 31, 2020 and December 31, 2019 respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$244	$356

5.    COMMITMENTS AND CONTINGENCIES

The Company leases it’s office under a non-cancelable operating lease that expire at various dates through 2020. Rent expense for the years ended December 31, 2020 and 2019 for office space was $244,000 and $356,000, respectively.

Future minimum payments under all operating leases were as follows (in thousands):

Year ended December 31,
2021	$156
2022	159
2023	81
Thereafter	—
Total	$396

Neither Vidler nor its subsidiaries are parties to any potentially material pending legal proceedings.

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

6.    STOCK-BASED COMPENSATION

At December 31, 2020, the Company had one stock-based payment arrangement outstanding, the Vidler Water Resources, Inc. 2014 Equity Incentive Plan (the “2014 Plan”).

The 2014 Plan provides for the issuance of up to 3.3 million shares of common stock in the form of performance-based price-contingent stock options (“PBO”), restricted stock unit (“RSU”), stock-settled stock appreciation rights (“SAR”), non-statutory stock options, restricted stock awards (“RSA”), performance shares, performance units, deferred compensation awards, and other stock-based awards to employees, directors, and consultants of the Company (or any present or future parent or subsidiary corporation or other affiliated entity of the Company). The 2014 Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes. Upon exercise of a PBO, RSU, and SAR, the employee will receive newly issued shares of Vidler common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder can elect to pay withholding taxes in cash).

The Company recorded total stock-based compensation expense of $540,000 and $87,000 during the years ended December 31, 2020 and 2019, respectively.

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

The determination of the fair value of PBO using an option valuation model is affected by the Company’s stock price, as well as assumptions regarding a number of complex and subjective variables. The volatility is calculated through an analysis based on historical daily returns of Vidler’s stock over a look-back period equal to the PBO contractual term. The risk-free interest rate assumption is based upon a risk-neutral framework using the 10-year zero-coupon risk-free interest rates derived from the treasury constant maturities yield curve on the grant date, for the 10-year PBO award. The dividend yield assumption was based on the expectation of no future dividend payouts by the Company.

A summary of PBO activity was as follows:

	Performance-Based Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2018	167,619	$14.51
Granted	—
Forfeited	—
Outstanding at December 31,2019	167,619	$14.51
Granted	—
Forfeited	—
Outstanding at December 31, 2020	167,619	$14.51

At December 31, 2020, 167,619 PBO outstanding are exercisable for up to 10 years from the grant date.

	Performance-Based Options	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value
Vested at December 31, 2018	167,619	$14.51	5.9	$—
Vested	—
Forfeited	—
Vested at December 31, 2019	167,619	$14.51	4.9	$—
Vested	—
Forfeited	—
Vested at December 31, 2020	167,619	$14.51	3.9	$—

For the years ended December 31, 2020 and 2019, there were no PBO exercisable as the market condition had not been met. There was no unrecognized compensation cost related to unvested PBO at December 31, 2020 and 2019.

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

A summary of RSU activity was as follows:

	RSU Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding and unvested at December 31, 2018	—	$—
Granted	9,268	$9.44
Vested	(9,268)	$9.44
Forfeited	—	$—
Outstanding and unvested at December 31, 2019	—	$—
Granted	58,938	$9.17
Vested	(58,938)	$9.17
Forfeited	—	$—
Outstanding and unvested at December 31, 2020	—	$—

There was no unrecognized compensation cost related to unvested RSU for the years ended December 31, 2020, and 2019.

7.    FEDERAL AND STATE CURRENT AND DEFERRED INCOME TAX

The Company and its subsidiaries file a consolidated federal income tax return. Companies that are less than 80% owned corporations, or entities that are treated as partnerships for federal income tax purposes, file separate federal income tax returns. All of the Company’s pre-tax book income from continuing operations in each of the two years ended December 31, 2020 and 2019 was generated in the U.S. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s income tax (provision) benefit for federal and state income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Current tax (provision) benefit	$(7)	$—
Deferred tax (provision) benefit	9,340	—
Total income tax (provision) benefit	$9,333	$—

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate was as follows (in thousands):

	Year Ended December 31,
	2020	2019
Federal income tax (provision) benefit at statutory rate	$(147)	$(2,421)
Change in valuation allowance	10,275	3,038
State taxes, net of federal benefit	373	(6)
Expired credits	(1,505)	(614)
Deferred Tax true ups	362	—
Other	(25)	3
Total income tax (provision) benefit	$9,333	$—

The significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating losses, capital losses, and tax credit carryforwards	$57,901	$60,318
Impairment loss on water assets	9,864	10,384
Employee benefits, including stock-based compensation	556	682
Excess tax basis in affiliate	475	496
Fixed assets	700	739
Other, net	450	761
Total deferred tax assets	69,946	73,380
Deferred tax liabilities:
Revaluation of real estate and water assets	2,072	2,978
Other, net	449	508
Total deferred tax liabilities	2,521	3,486
Valuation allowance	(58,085)	(69,894)
Net deferred income tax asset	$9,340	$—

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. At December 31, 2011, the Company considered it more likely than not that the deferred tax assets would not be realized and a full valuation allowance was provided. At December 31, 2020, after evaluating the evidence, including positive objective evidence in the form of three years of cumulative historical pre-tax book income, management concluded that there was sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that certain of these deferred tax assets would be realized, and the Company released a portion of the valuation allowance which resulted in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense of $9.3 million for the year ended December 31, 2020.

The Company had net operating loss carryforwards, federal tax credit carryforwards, and state capital loss carryforwards as of December 31, 2020, that will expire if not utilized. The following table summarizes such carryforwards and their expiration as follows (in thousands):

	Federal Net Operating Losses	Federal Tax Credits	State Net Operating Losses	State and Federal Capital Losses
Expire 2021	$—	$173	$—	$—
Expire 2022 through 2027	—	622	—	84,242
Expire 2028 through 2032	50,333	3,459	34,268	—
Expire 2033 through 2039	98,705	1,104	94,858	—
Indefinite Expiry	6,256	—	—	—
Total	$155,294	$5,358	$129,126	$84,242

Utilization of the Company's U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2020, the Company believes that utilization of its federal net operating losses and federal tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code. The tax benefit preservation plan readopted by the Company in 2020 provides protections to preserve the Company’s ability to utilize its net operating loss carryforwards as a result of certain stock ownership changes in the future.

The Company does not have any uncertain tax benefits recorded for the years ended December 31, 2020 and 2019 . The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in its provision for income taxes. For the years ended December 31, 2020 and 2019 the Company has not recorded any interest or penalties related to uncertain tax benefits.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2020, the Company's statute is open from 2017 and 2016 forward for federal and for state tax purposes, respectively. However, years prior to 2016 could still be considered open for adjustment to NOL and tax credit carryforwards.

8.    RELATED-PARTY TRANSACTIONS

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

Under the terms of the Amended Bonus Plan the Company accrued $20,500 for the year ended December 31, 2020 and $783,000 for year ended December 31, 2019.

Severance Compensation

In connection with the execution of a transition agreement with the Company’s former Chief Financial Officer, the company paid $1,023,000 of severance benefits during the year ended December 31, 2019. There were no severance payments in 2020.

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

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.

Management’s Annual Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States and includes those policies and procedures that:

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on the COSO criteria (2013).

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2021 annual meeting of shareholders (the “2021 proxy statement”), to be filed on or before April 30, 2021 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code of Ethics” in the 2021 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2021 proxy statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation and Related Information” in the 2021 proxy statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2021 proxy statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Persons Transactions” and “Compensation Committee, Interlocks and Insider Participation” in the 2021 proxy statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in the 2021 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)FINANCIAL SCHEDULES AND EXHIBITS

1.Exhibits

Exhibit Number	Description
3.1A	Certificate of Incorporation of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.) (2)
3.1 B	Certificate of Amendment of Certificate of Incorporation of PICO Holdings Inc. (now known as Vidler Water Resources, Inc.) (13)
3.2	Amended and Restated Bylaws of Vidler Water Resources, Inc. (13)
3.3	2020 Amended Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.) (3)
4.1	2020 Section 382 Rights Agreement, dated as of July 24, 2020 between PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.) and Computershare Trust Company, N.A. (3)
4.2	PICO Holdings, Inc. Stock Certificate. (4)
4.3	Description of Securities (12)
10.1†
PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). 2014 Equity Incentive Plan, Stock Option Grant Notice, Stock Option Award Agreement, Stock Option Notice of Exercise, Restricted Stock Unit Grant Notice, Restricted Stock Unit Award Agreement, and Restricted Stock Deferral Election Form. (7)

10.2	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada dated October 16, 2007. (10)
10.3†	Employment Agreement, dated August 8, 2018, by and between PICO Holdings, Inc (now known as Vidler Water Resources Inc.). and Maxim C.W. Webb. (1)
10.4†	Employment Agreement, dated August 8, 2018, by and between PICO Holdings, Inc. (now known as Vidler Water Resouces Inc.) and Dorothy Timian-Palmer. (1)
10.5†	PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). Amended and Restated Executive Bonus Plan. (1)
10.6†	PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). Amended and Restated Nonemployee Director Compensation Policy (8)
10.7	Form of Indemnity Agreement with directors and executive officers of PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). and each of its subsidiaries. (4)
10.8†	Directorship Letter Agreement with Eric Speron dated December 18, 2015. (11)
21.1	Subsidiaries of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.)
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.

Exhibit Number	Description
(1)	Incorporated by reference to Form 8-K filed with the SEC on August 8, 2018.
(2)	Incorporated by reference to Form 8-K filed with the SEC on June 1, 2017.
(3)	Incorporated by reference to Form 8-A filed with the SEC on July 24, 2020.
(4)	Incorporated by reference to Form 10-Q filed with the SEC on August 9, 2017.
(5)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019
(6)	Incorporated by reference to Form 8-K filed with the SEC on August 6, 2015.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2019.
(9)	Incorporated by reference to Form 8-K filed with the SEC on December 15, 2016.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(11)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2015.
(12)	Incorporated by reference to Form S-3 filed with the SEC on November 14, 2014.
(13)	Incorporated by reference to Form 8-K filed with the SEC on March 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 12, 2021	Vidler Water Resources, Inc. By: /s/ Dorothy A. Timian-Pamer Dorothy A. Timian-Palmer Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 12, 2021 by the following persons on behalf of the Registrant and in the capacities indicated.

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