Form 10-Q
period 2021-03-31
VIDLER WATER RESOURCES, INC.
filed 2021-05-11
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(775) 885-5000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par Value $0.001	VWTR	Nasdaq Stock Market LLC

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

On April 30, 2021, the registrant had 18,384,170 shares of common stock, $0.001 par value per share outstanding.

Vidler Water Resources, Inc.

Form 10-Q
For the Three Months Ended March 31, 2021

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Unaudited
(In thousands, except par value)

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$9,491	$9,388
Real estate and tangible water assets, net	39,374	39,374
Intangible assets	120,070	120,445
Right of use assets, net	358	396
Deferred income tax asset	9,158	9,340
Other assets	1,526	1,503
Total assets	$179,977	$180,446

Liabilities and equity
Lease liabilities	$358	396
Other liabilities	1,332	1,516
Accounts payable and accrued expenses	430	264
Total liabilities	2,120	2,176

Commitments and contingencies (Note 4)

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 18,482 issued and 18,476 outstanding at March 31, 2021, and 18,586 issued and 18,583 outstanding at December 31, 2020	18	19
Additional paid-in capital	331,373	332,290
Accumulated deficit	(153,477)	(154,009)
Treasury stock, at cost (common shares:6 at March 31, 2021 and 3 at December 31, 2020)	(57)	(30)
Total shareholders’ equity	177,857	178,270
Total liabilities and shareholders’ equity	$179,977	$180,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues and other income:
Sale of real estate and water assets	$2,718	$40
Other income, net	215	189
Total revenues and other income	2,933	229

Cost of sales and expenses:
Cost of real estate and water assets sold	375	13
General, administrative, and other	1,796	1,925
Depreciation and amortization	48	102
Total cost of sales and expenses	2,219	2,040
Income (loss) before income taxes	714	(1,811)
Provision for federal and state income taxes	(182)	—
Net income (loss)	532	(1,811)
Net income (loss) per common share – basic and diluted	$0.03	$(0.09)
Weighted average shares outstanding	18,544	19,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2021
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2020	18,586	$19	$332,290	$(154,009)	3	$(30)	$178,270
Stock-based compensation expense			42				42
Purchases of treasury stock					107	(986)	(986)
Retirement of treasury stock	(104)	(1)	(959)		(104)	959	(1)
Net income				532			532
Ending balance, March 31, 2021	18,482	$18	$331,373	$(153,477)	6	$(57)	$177,857

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2020
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2019	20,067	$20	$345,234	$(164,010)	284	$(2,989)	$178,255
Stock-based compensation expense			475				475
Purchase of treasury stock					398	(3,629)	(3,629)
Retirement of treasury stock	(637)	(1)	(6,265)		(637)	6,266	—
Net loss				(1,811)			(1,811)
Ending balance, March 31, 2020	19,430	$19	$339,444	$(165,821)	45	$(352)	$173,290

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Cash provided by (used in) operating activities	$1,066	$(2,875)
Net cash provided by (used in) operating activities	1,066	(2,875)

Investing activities:
Purchases of property, plant and equipment	—	(66)
Proceeds from sale of property, plant and equipment	23	24
Net cash provided by (used in) investing activities	23	(42)

Financing activities:
Purchases of treasury stock	(986)	(3,629)
Net cash used in financing activities	(986)	(3,629)

Increase (decrease) in cash and cash equivalents	103	(6,546)
Cash and cash equivalents, beginning of the period	9,388	18,169
Cash and cash equivalents, end of the period	$9,491	$11,623

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Footnote Index

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited, condensed consolidated financial statements of Vidler Water Resources, Inc. and subsidiaries (collectively, the “Company” or “Vidler”) have been prepared in accordance with the interim reporting requirements of Form 10-Q, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and notes required by generally accepted accounting principles in the United States of America (“U.S. GAAP”) for complete consolidated financial statements.

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC.

Smaller Reporting Company

The Company qualifies as a smaller reporting company (“SRC”) under the SEC’s definition and therefore certain disclosures that are no longer required have been removed in accordance with the SEC’s disclosure requirements for SRCs.

Use of Estimates in Preparation of Financial Statements

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock based compensation and contingent liabilities. While management believes that the carrying value of such asset and liabilities were appropriate as of March 31, 2021 and comparative periods, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	March 31, 2021	December 31, 2020
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of March 31, 2021 and December 31, 2020	$9,469	$9,469
Other real estate inventories	3,359	3,359
Tangible water assets	26,546	26,546
Total real estate and tangible water assets	$39,374	$39,374

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	March 31, 2021	December 31, 2020
Pipeline rights and water credits at Fish Springs Ranch	$81,547	$81,574
Pipeline rights and water rights at Carson-Lyon	25,643	25,643
Other	12,880	13,228
Total intangible assets	$120,070	$120,445

4. Commitments and Contingencies

The Company leases its office under non-cancelable operating lease that expires in 2023. Rent expense for office space was $39,000 and $90,000 for the three months ended March 31, 2021 and 2020 respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ending December 31,
2021	$118
2022	159
2023	81
Total	$358

Neither the Company nor its subsidiaries are parties to any potentially material pending legal proceedings during the quarter. The Company is subject to legal proceedings described in Item 3 of the Company’s 10-K filed March 12, 2021, which are incorporated herein by reference. There have been no material changes in the litigation since then.

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

5. Subsequent Events

None.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ materially from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, in “Item 1A: Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

Business Strategy and Goals

Vidler Water Resources, Inc. is a holding company. In this Quarterly Report, Vidler and its subsidiaries are collectively referred to as “Vidler,” “the Company,” or by words such as “we” and “our.”

Our business is to source, develop and provide sustainable potable water resources to fast-growing communities throughout the Southwest U.S. that lack, or are running short of, available water resources.

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

As of March 31, 2021, our major consolidated subsidiary was Vidler Water Company, Inc. a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico. Our revenue and cash generation from the sale of our water resource and real estate assets can vary significantly from quarter to quarter and largely depends on when actual sale transactions close. We are unable to predict with any certainty the impact on the timing of any future asset sales and revenue and cash generation due to the economic contraction in the U.S. as a result of the COVID-19 pandemic. However, we believe if an economic contraction in the U.S. persists for several quarters, it is likely that future asset sales will be delayed, which could adversely affect our liquidity.

Results of Operations

Shareholders’ Equity (in thousands):

	March 31, 2021	December 31, 2020	Change
Shareholders’ equity	$177,857	$178,270	$(413)
Shareholders’ equity per share	$9.63	$9.59	$0.04

The decrease in our shareholders’ equity during the three months ended March 31, 2021, was primarily due to the repurchase of approximately 107,000 shares of our common stock for $986,000 which was partially offset by the gains on sale of certain of our real estate and water assets.

Total Assets and Liabilities (in thousands):

	March 31, 2021	December 31, 2020	Change
Total assets	$179,977	$180,446	$(469)
Total liabilities	$2,120	$2,176	$56

Income Statement (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Revenue and other income (loss)	$2,933	$229	$2,704
Cost of sales	375	13	362
Project and general and administrative expenses	1,844	2,027	(183)
Net income (loss) before income taxes	$714	$(1,811)	$2,525

Revenue and other income (loss)

The majority of our revenue recorded for the three months ended March 31, 2021 was from the sale of 296 acre-feet of water rights at Dodge Flat, Nevada, for total proceeds of $2.1 million.

Income Taxes

Based on the analysis conducted at December 31, 2020 we reversed a portion of the valuation allowance on our net deferred tax assets of $9.3 million. We recorded a deferred tax benefit of $9.3 million for the year ended December 31, 2020, resulting in an effective tax rate of 0% for the year ended December 31, 2020. The effective tax rate differed from our federal corporate income tax rate of 21% due primarily to the valuation allowance changes recorded on our net deferred tax assets in 2020. As of March 31, 2021 the Company has released approximately $182,000 of the deferred tax asset to reflect the expected tax provision for the 2021 fiscal year.

We report comprehensive income or loss as well as net income or loss from the condensed consolidated statements of operations and comprehensive income or loss. Comprehensive income measures changes in equity, and includes unrealized items which are not recorded in the condensed consolidated statements of operations.

Liquidity and Capital Resources — Three Months Ended March 31, 2021 and 2020

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets that are primarily long-term water resource development projects that we expect to support economic growth in the local markets where those assets are located. We classify such sales and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at March 31, 2021, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months.

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

Cash Flows

Cash Flows From Operating Activities

Our operations provided $1 million of cash during the first three months of 2021. The principal operating cash inflow was approximately $2.9 million from the sale of various real estate and water rights assets and other income. This was offset by $1.9 million of cash used for overhead and various project expenses.

Our operations utilized $2.9 million of cash during the first three months of 2020. The principal operating cash inflow was approximately $0.2 million from the sale of various real estate and water rights assets and other income. This was offset by $3.1 million of cash used for overhead and various project expenses.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the three months ended March 31, 2021, and March 31, 2020.

Cash Flows From Financing Activities

We used $986,000 and $3.6 million in cash to repurchase 107,000 and 398,000 shares of our common stock during the three months ended March 31, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There were no new legal proceedings in the three months ended March 31, 2021.

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the North Valleys area of Reno, Nevada. As of March 31, 2021, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $81.6 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the North Valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

Our inability to sell all or part of our Arizona Long-Term Storage Credits could adversely affect our profitability.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At March 31, 2021, we had approximately 250,682 acre-feet of Long Term Storage Credits stored at the facility. In addition, at March 31, 2021, we had approximately 28,147 acre-feet of Long Term Storage Credits stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of March 31, 2021, had not generated any material revenue from the Arizona Recharge Facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

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

Historically, we have acquired and invested in businesses and assets that we believed were undervalued or that would benefit from additional capital, restructuring of operations, strategic initiatives, or operational efficiencies. If any previously acquired business, investment or asset fails or its fair value declines, we could experience a material adverse effect on our business, financial condition, the results of operations, and cash flows. If we are not successful in managing our previous acquisitions and investments, our business, financial condition, results of operations and cash flows could be materially and adversely affected. Such business failures, declines in the fair value of our assets, and/or failure to manage acquisitions or investments, could result in a negative return on equity. We could also lose part or all of our capital in these businesses and experience reductions in our net income, cash flows, assets and equity.

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as of March 31, 2021, we had used $49.7 million to repurchase approximately 4.8 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock. In addition, we are currently a constituent member of the Russell 2000 index, along with other indexes and other indexed products. We anticipate that we will cease to be part of the Russell 2000 Index in June 2021, when the index is reconstituted. If we ceased to be represented in the Russell 2000 index, or other indexes or indexed products, as a result of our market capitalization falling below the threshold for inclusion in the index, whether due to a decline in our stock price or a reduction in the number of shares outstanding, or for any other reason, certain institutional shareholders may, due to their internal policies and investment guidelines, be required to sell their shareholdings. Such sales may result in further negative pressure on our stock price and, when combined with reduced trading volume and liquidity, could adversely affect the value of your investment and your ability to sell your shares.

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

•a deletion from the Russell 2000 index;
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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended March 31, 2021:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
January 1 to January 31, 2021	19,911	$9.40	4,665,657	$51,090
February 1 to February 28, 2021	32,923	$9.11	4,698,580	$50,790
March 1 to March 31, 2021	54,907	$9.13	4,753,487	$50,288
Total	107,741

(1) The stock repurchase program authorization was amended on February 1, 2020. Our Board of Directors authorized an aggregate of $100 million (from an aggregate of $50 million previously authorized) to be used for the stock repurchase program and there is no set expiration date.

Item 6. Exhibits

Exhibit Number	Description
3.1A	Certificate of Incorporation of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.)(1)
3.1B	Certificate of Amendment of Certificate of Incorporation of PICO Holdings Inc. (now known as Vidler Water Resources, Inc.) (3)
3.2	Amended and Restated Bylaws of Vidler Water Resources, Inc. (3)
3.3	2020 Amended Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.) (2)
4.1	2020 Section 382 Rights Agreement, dated as of July 24, 2020, by and between PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). and Computershare Trust Company, N.A. (2)
4.2	Vidler Water Resources, Inc. Stock Certificate
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2017.
(2)	Incorporated by reference to the Registration Statement on Form 8-A filed with the SEC on July 24, 2020.
(3)	Incorporated by reference to Form 8-K filed with the SEC on March 8, 2021.

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDLER WATER RESOURCES, INC.

Date:	May 11, 2021	By: /s/ Maxim C.W. Webb
Maxim C.W. Webb
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)