Form 10-Q
period 2021-06-30
VIDLER WATER RESOURCES, INC.
filed 2021-08-11
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

On July 30, 2021, the registrant had 18,339,827 shares of common stock, $0.001 par value per share outstanding.

Vidler Water Resources, Inc.

Form 10-Q
For the Six Months Ended June 30, 2021

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Unaudited
(In thousands, except par value)

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$7,915	$9,388
Real estate and tangible water assets, net	38,917	39,374
Intangible assets	120,361	120,445
Right of use assets, net	319	396
Deferred income tax asset	9,236	9,340
Other assets	1,724	1,503
Total assets	$178,472	$180,446

Liabilities and equity
Lease liabilities	$319	396
Other liabilities	1,273	1,516
Accounts payable and accrued expenses	462	264
Total liabilities	2,054	2,176

Commitments and contingencies (Note 4)

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 18,347 issued and 18,347 outstanding at June 30, 2021, and 18,586 issued and 18,583 outstanding at December 31, 2020	18	19
Additional paid-in capital	330,155	332,290
Accumulated deficit	(153,755)	(154,009)
Treasury stock, at cost (common shares:— at June 30, 2021 and 3 at December 31, 2020)	—	(30)
Total shareholders’ equity	176,418	178,270
Total liabilities and shareholders’ equity	$178,472	$180,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues and other income:
Sale of real estate and water assets	$2,148	$3,781	$4,866	$3,821
Other income, net	238	64	453	253
Total revenues and other income	2,386	3,845	5,319	4,074

Cost of sales and expenses:
Cost of real estate and water assets sold	855	279	1,230	292
General, administrative, and other	1,838	1,614	3,634	3,539
Depreciation and amortization	49	88	97	190
Total cost of sales and expenses	2,742	1,981	4,961	4,021
Income (loss) before income taxes	(356)	1,864	358	53
Benefit (provision) for federal and state income taxes	78	—	(104)	—
Net income (loss)	(278)	1,864	254	53
Net income (loss) per common share – basic and diluted	$(0.02)	$0.10	$0.01	$—
Weighted average shares outstanding	18,382	19,281	18,463	19,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Six Months Ended June 30, 2021
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2020	18,586	$19	$332,290	$(154,009)	3	$(30)	$178,270
Stock-based compensation expense			42				42
Purchases of treasury stock					107	(986)	(986)
Retirement of treasury stock	(104)	(1)	(959)		(104)	959	(1)
Net income				532			532
Ending balance, March 31, 2021	18,482	$18	$331,373	$(153,477)	6	$(57)	$177,857
Stock-based compensation expense			22				22
Exercise of restricted stock units	1						—
Withholding taxes paid on vested restricted stock units			(6)				(6)
Purchases of treasury stock					130	(1,177)	(1,177)
Retirement of treasury stock	(136)		(1,234)		(136)	1,234	—
Net income (loss)				(278)			(278)
Ending balance, June 30, 2021	18,347	$18	$330,155	$(153,755)	—	$—	$176,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Six Months Ended June 30, 2020
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2019	20,067	$20	$345,234	$(164,010)	284	$(2,989)	$178,255
Stock-based compensation expense			475				475
Purchase of treasury stock					398	(3,629)	(3,629)
Retirement of treasury stock	(637)	(1)	(6,265)		(637)	6,266	—
Net loss				(1,811)			(1,811)
Ending balance, March 31, 2020	19,430	$19	$339,444	$(165,821)	45	$(352)	$173,290
Stock-based compensation expense			22				22
Purchase of treasury stock					358	(2,862)	(2,862)
Retirement of treasury stock	(392)		(3,125)		(392)	3,125	—
Net loss				1,864			1,864
Ending balance, June 30, 2020	19,038	$19	$336,341	$(163,957)	11	$(89)	$172,314

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Cash provided by (used in) operating activities	$681	$(352)
Net cash provided by (used in) operating activities	681	(352)

Investing activities:
Purchases of property, plant and equipment	(8)	(66)
Proceeds from sale of property, plant and equipment	23	24
Net cash provided by (used in) investing activities	15	(42)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	(6)	—
Purchases of treasury stock	(2,163)	(6,491)
Net cash used in financing activities	(2,169)	(6,491)

Decrease in cash and cash equivalents	(1,473)	(6,885)
Cash and cash equivalents, beginning of the period	9,388	18,169
Cash and cash equivalents, end of the period	$7,915	$11,284

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

Use of Estimates in Preparation of Financial Statements

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock based compensation and contingent liabilities. While management believes that the carrying value of such asset and liabilities were appropriate as of June 30, 2021 and comparative periods, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	June 30, 2021	December 31, 2020
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of June 30, 2021, and December 31, 2020	$9,469	$9,469
Other real estate inventories	3,359	3,359
Tangible water assets	26,089	26,546
Total real estate and tangible water assets	$38,917	$39,374

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	June 30, 2021	December 31, 2020
Pipeline rights and water credits at Fish Springs Ranch	$81,160	$81,574
Pipeline rights and water rights at Carson-Lyon	26,324	25,643
Other	12,877	13,228
Total intangible assets	$120,361	$120,445

4. Commitments and Contingencies

The Company leases its office under a non-cancelable operating lease that expires in 2023. Rent expense for office space was $39,000 and $76,000 for the three months ended June 30, 2021 and 2020, respectively, and $77,000 and $166,000 for the six months ended June 30, 2021 and 2020, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ending December 31,
2021	$79
2022	159
2023	81
Total	$319

Neither the Company nor its subsidiaries are parties to any potentially material pending legal proceedings during the quarter. The Company is subject to legal proceedings described in Item 3 of the Company’s 10-K filed March 12, 2021, which are incorporated herein by reference. There have been no material changes in the litigation since then.

The Company is subject to various litigation matters that arise in the ordinary course of its business. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated, or unrelated to possible outcomes, and as such, are not meaningful indicators of the potential liability. The Company regularly reviews contingencies to determine the adequacy of accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that the financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ materially from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, in “Item 1A: Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

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

As of June 30, 2021, our major consolidated subsidiary was Vidler Water Company, Inc. a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico. Our revenue and cash generation from the sale of our water resource and real estate assets can vary significantly from quarter to quarter and largely depends on when actual sale transactions close. We are unable to predict with any certainty the timing of any future asset sales and revenue and cash generation, which could adversely affect our liquidity.

Results of Operations

Shareholders’ Equity (in thousands):

	June 30, 2021	December 31, 2020	Change
Shareholders’ equity	$176,418	$178,270	$(1,852)
Shareholders’ equity per share	$9.62	$9.59	$0.03

The decrease in our shareholders’ equity during the six months ended June 30, 2021, was primarily due to the repurchase of approximately 237,000 shares of our common stock for $2.2 million which was partially offset by the gains on sale of certain of our real estate and water assets.

Income Statement (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change

Revenue and other income	$2,386	$3,845	$(1,459)	$5,319	$4,074	$1,245
Cost of sales	855	279	576	1,230	292	938
Project and general and administrative expenses	1,887	1,702	185	3,731	3,729	2
Net Income (loss) before income taxes	$(356)	$1,864	$(2,220)	$358	$53	$305

Revenue and other income (loss)

The majority of our revenue recorded for the six months ended June 30, 2021 was from the sale of 296 acre-feet of water rights at Dodge Flat, Nevada, for total proceeds of $2.1 million, and 39.47 acre-feet of water at Fish Springs Ranch, Nevada for total proceeds of $1.5 million and 30 acre-feet of water at Sandy Valley, Nevada for $383,000.

Project and general and administrative expenses for the six months ended June 30, 2021 included approximately $400,000 of non – applicable option payments for water rights purchases in Lyon County, Nevada (six months ended June 30, 2020, $310,000) and legal fees and other expenses incurred of approximately $205,000 (six months ended June 30, 2020, $14,000) in connection with our legal proceedings against the Nevada State Engineer to protect our Kane Springs, Lincoln County, Nevada water rights.

Income Taxes

Based on the analysis conducted at December 31, 2020 we reversed a portion of the valuation allowance on our net deferred tax assets of $9.3 million resulting in a deferred tax benefit of $9.3 million for the year ended December 31, 2020. The effective tax rate differed from our federal corporate income tax rate of 21% is due primarily to the valuation allowance changes recorded on our net deferred tax assets in 2020. For the six months ended June 30, 2021 and June 30, 2020 the Company has recorded a tax provision of $104,000 and $0 respectively. For 2021, the primary difference between the tax provision recorded and the amount at the federal statutory rate is related to book deductions permanently disallowed for tax. For 2020, the primary difference between the tax provision recorded and the amount at the federal statutory rate is related to the full valuation allowance recorded against our deferred tax assets as of June 30, 2020.

We report comprehensive income or loss as well as net income or loss from the condensed consolidated statements of operations and comprehensive income or loss. Comprehensive income measures changes in equity, and includes unrealized items which are not recorded in the condensed consolidated statements of operations.

Liquidity and Capital Resources — Six Months Ended June 30, 2021 and 2020

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets that are primarily long-term water resource development projects that we expect to support economic growth in the local markets where those assets are located. We classify such sales and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows. The timing and amount of sales and cash flows depend on a number of factors whi ch are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at June 30, 2021, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months.

Our revenue and cash generation from the sale of our water resource and real estate assets can vary significantly from quarter to quarter, and largely depends on when actual sale transactions close. We are unable to predict with any certainty the impact on the timing of any future asset sales and revenue and cash generation due to the economic contraction in the U.S. as a result of the COVID-19 pandemic. If an economic contraction in the U.S. persists for several quarters, it is likely that future asset sales will be delayed, which could adversely impact our liquidity.
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

Cash Flows

Cash Flows From Operating Activities

Our operations provided $681,000 of cash during the first six months of 2021. The principal operating cash inflow was approximately $4.9 million from the sale of various real estate and water rights assets and other income. This was offset by $3.6 million of cash used for overhead and various project expenses and $690,000 for the purchase of 45 acre-feet of water rights in Lyon County, Nevada.

Our operations utilized $352,000 of cash during the first six months of 2020. The principal operating cash inflow was approximately $4.1 million from the sale of various real estate and water rights assets and other income. This was offset by $4.5 million of cash used for overhead and various project expenses.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the six months ended June 30, 2021, and June 30, 2020.

Cash Flows From Financing Activities

We used $2.2 million and $6.5 million in cash to repurchase 237,000 and 755,000 shares of our common stock during the six months ended June 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There were no new legal proceedings in the three and six months ended June 30, 2021.

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the North Valleys area of Reno, Nevada. As of June 30, 2021, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $81.2 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the North Valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

Our inability to sell all or part of our Arizona Long-Term Storage Credits could adversely affect our profitability.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At June 30, 2021, we had approximately 250,682 acre-feet of Long Term Storage Credits stored at the facility. In addition, at June 30, 2021, we had approximately 27,397 acre-feet of Long Term Storage Credits stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of June 30, 2021, had not generated any material revenue from the Arizona Recharge Facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as of June 30, 2021, we had used $50.9 million to repurchase approximately 4.9 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock.

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

We have filed water rights applications in Nevada. The filings are primarily as part of the water teaming agreement with Lincoln County. We deploy the capital required to enable the filed applications to be converted into permitted water rights over time as and when we deem appropriate, or as otherwise required. We expend capital in those areas where our initial investigations lead us to believe that we can obtain a sufficient volume of water to provide an adequate economic return on the capital invested in the project. These capital expenditures largely consist of drilling and engineering costs for water production, costs of monitoring wells, legal and consulting costs for hearings with the relevant State Engineer, and other compliance costs. Until the Nevada State Engineer, or other authority in the relevant state, permits the water rights we are applying for, we cannot provide any assurance that we will be awarded all of the water that we expect based on the results of our drilling and our legal position, and it may be a considerable period of time before we are able to ascertain the final volume of water rights, if any, that will be permitted by the Nevada State Engineer or other relevant authority. Any significant reduction in the volume of water awarded to us from our original base expectation of the amount of water that could be permitted may result in the write down of capitalized costs that could adversely affect the return on our investment from those assets, our revenues, results of operations, and cash flows.

Variances in physical availability of water, along with environmental and legal restrictions and legal impediments, could adversely affect profitability.

We value our water assets, in part, based upon the volume (as measured in acre-feet) of water we anticipate from water rights applications and our permitted water rights. Our water and water rights, and the transferability of these rights to other uses, persons, and places of use, are governed by the laws concerning water rights in the states of Arizona, Colorado, Nevada, and New Mexico. The volumes of water actually derived from the water rights applications or permitted rights may vary considerably based upon physical availability and may be further limited by applicable legal restrictions, including, with limitation, restrictions on transfer of water rights.

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

If we are unable to effectively transfer, sell, and convey water resources, our ability to monetize those assets will suffer, and our return on investment, revenues and financial condition would decline.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if we undergo an “ownership change” (generally defined as a greater than fifty-percent (50%) change in the percentage of stock owned by one or more five percent (5%) or more shareholders (measured by the relative fair market value of that shareholder’s stock compared to the total value of all outstanding stock, excluding changes in ownership attributable to fluctuations in value between different classes of stock)) as of the testing date, measured over a three year period, or a period beginning with any previous testing date, whichever is shorter, the ability to use our pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset our post-change income may be limited. The Company’s previous plan to protect NOLs from loss due to ownership changes expired on July 24, 2020. Our Board of Directors adopted a new tax benefit preservation plan dated July 24, 2020, which was ratified by our shareholders at our 2021 annual meeting. The Company could experience ownership changes in the future as a result of shifts in our stock ownership. If the new tax benefit preservation plan were triggered by a change in ownership, acquiring shareholders and certain other shareholders could experience substantial dilution. Furthermore, Section 382 (and other tax code and regulatory provisions relating to NOLs) has recently been subject to proposed regulations by the Treasury Department and Internal Revenue Service which, if finalized in their current form, may have the effect of further reducing the value of NOLs, in certain circumstances, of a corporation that undergoes an ownership change. As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $155.3 million and $129.1 million, respectively, which, depending on ownership changes, could be limited by Section 382 of the Code.

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

The continued the improvement in residential and commercial real estate development activity is essential to our ability to generate revenue and operating income in our water resource and water storage business. We are unable to predict whether and to what extent this improvement will continue. Any future slow-down in real estate and homebuilding activity could adversely affect development projects within the markets in which our water assets are located, and could adversely affect the demand for and the fair value of our assets and our ability to monetize them. Declines and weak conditions in the U.S. housing market in prior years have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have a negative effect on the national housing market and in the markets in which we operate, although the Nevada market may be less affected due to the lack of a state income tax.

5.    Other General Risks

Our business could be negatively impacted by cyber security threats.

In the ordinary course of our business, we use our data centers and our networks to store and access our proprietary business information. We face various cyber security threats, including without limitation, cyber security attacks to our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cyber security incidents. The result of these incidents could include disrupted operations, lost opportunities, misstated financial data, liability for stolen assets or information, increased costs arising from the implementation of additional security protective measures, litigation and reputational damage. Any remedial costs or other liabilities related to cyber security incidents may not be fully insured or indemnified by other means, and our payment of these costs could adversely affect the results of our operations.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended June 30, 2021:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
April 1 to April 30, 2021	91,455	$8.99	4,844,942	$49,466
May 1 to May 31, 2021	35,110	$9.25	4,880,052	$49,141
June 1 to June 30, 2021	2,700	$10.74	4,882,752	$49,112
Total	129,265

(1) The stock repurchase program authorization was amended on February 1, 2020. Our Board of Directors authorized an aggregate of $100 million (from an aggregate of $50 million previously authorized) to be used for the stock repurchase program and there is no set expiration date.

Item 3: Defaults Upon Senior Securities
None

Item 4: Mine Safety Disclosures
Not applicable

Item 5: Other Information
Not applicable

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

VIDLER WATER RESOURCES, INC.

Date:	August 10, 2021	By: /s/ Maxim C.W. Webb
Maxim C.W. Webb
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)