Form 10-Q
period 2021-09-30
VIDLER WATER RESOURCES, INC.
filed 2021-11-12
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

On October 29, 2021, the registrant had 18,319,769 shares of common stock, $0.001 par value per share outstanding.

Vidler Water Resources, Inc.

Form 10-Q
For the Nine Months Ended September 30, 2021

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Unaudited
(In thousands, except par value)

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$6,586	$9,388
Real estate and tangible water assets, net	38,917	39,374
Intangible assets	120,316	120,445
Right of use assets, net	279	396
Deferred income tax asset	9,340	9,340
Other assets	1,580	1,503
Total assets	$177,018	$180,446

Liabilities and equity
Lease liabilities	$279	396
Other liabilities	1,165	1,516
Accounts payable and accrued expenses	439	264
Total liabilities	1,883	2,176

Commitments and contingencies (Note 4)

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 18,333 issued and 18,331 outstanding at September 30, 2021, and 18,586 issued and 18,583 outstanding at December 31, 2020	18	19
Additional paid-in capital	329,910	332,290
Accumulated deficit	(154,775)	(154,009)
Treasury stock, at cost (common shares:2 at September 30, 2021 and 3 at December 31, 2020)	(18)	(30)
Total shareholders’ equity	175,135	178,270
Total liabilities and shareholders’ equity	$177,018	$180,446

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues and other income:
Sale of real estate and water assets	$154	$1,940	$5,020	$5,761
Other income, net	303	132	756	385
Total revenues and other income	457	2,072	5,776	6,146

Cost of sales and expenses:
Cost of real estate and water assets sold	46	518	1,276	810
General, administrative, and other	1,486	1,651	5,120	5,190
Depreciation and amortization	49	51	146	241
Total cost of sales and expenses	1,581	2,220	6,542	6,241
Income (loss) before income taxes	(1,124)	(148)	(766)	(95)
Benefit (provision) for federal and state income taxes	104	—	—	—
Net income (loss)	(1,020)	(148)	(766)	(95)
Net income (loss) per common share – basic and diluted	$(0.06)	$(0.01)	$(0.04)	$—
Weighted average shares outstanding	18,340	18,916	18,421	19,282

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Nine Months Ended September 30, 2021
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2020	18,586	$19	$332,290	$(154,009)	3	$(30)	$178,270
Stock-based compensation expense			42				42
Purchases of treasury stock					107	(986)	(986)
Retirement of treasury stock	(104)	(1)	(959)		(104)	959	(1)
Net income				532			532
Ending balance, March 31, 2021	18,482	$18	$331,373	$(153,477)	6	$(57)	$177,857
Stock-based compensation expense			22				22
Exercise of restricted stock units	1						—
Withholding taxes paid on vested restricted stock units			(6)				(6)
Purchases of treasury stock					130	(1,177)	(1,177)
Retirement of treasury stock	(136)		(1,234)		(136)	1,234	—
Net income (loss)				(278)			(278)
Ending balance, June 30, 2021	18,347	$18	$330,155	$(153,755)	—	$—	$176,418
Stock-based compensation expense			22				22
Distribution to noncontrolling interest			(91)				(91)
Purchases of treasury stock					16	(194)	(194)
Retirement of treasury stock	(14)		(176)		(14)	176	—
Net loss				(1,020)			(1,020)
Ending balance, September 30, 2021	18,333	$18	$329,910	$(154,775)	2	$(18)	$175,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three and Nine Months Ended September 30, 2020
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2019	20,067	$20	$345,234	$(164,010)	284	$(2,989)	$178,255
Stock-based compensation expense			475				475
Purchase of treasury stock					398	(3,629)	(3,629)
Retirement of treasury stock	(637)	(1)	(6,265)		(637)	6,266	—
Net loss				(1,811)			(1,811)
Ending balance, March 31, 2020	19,430	$19	$339,444	$(165,821)	45	$(352)	$173,290
Stock-based compensation expense			22				22
Purchase of treasury stock					358	(2,862)	(2,862)
Retirement of treasury stock	(392)		(3,125)		(392)	3,125	—
Net loss				1,864			1,864
Ending balance, June 30, 2020	19,038	$19	$336,341	$(163,957)	11	$(89)	$172,314
Stock-based compensation expense			22				22
Distribution to noncontrolling interest			(146)				(146)
Purchase of treasury stock					238	(2,064)	(2,064)
Retirement of treasury stock	(236)		(2,033)		(236)	2,033	—
Net income				(148)			(148)
Ending balance, September 30, 2020	18,802	$19	$334,184	$(164,105)	13	$(120)	$169,978

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Cash provided by (used in) operating activities	$(362)	$502
Net cash provided by (used in) operating activities	(362)	502

Investing activities:
Purchases of property, plant and equipment	(8)	(66)
Proceeds from sale of property, plant and equipment	23	25
Net cash provided by (used in) investing activities	15	(41)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	(6)	—
Purchases of treasury stock	(2,357)	(8,555)
Other financing activities (net)	(92)	(146)
Net cash used in financing activities	(2,455)	(8,701)

Decrease in cash and cash equivalents	(2,802)	(8,240)
Cash and cash equivalents, beginning of the period	9,388	18,169
Cash and cash equivalents, end of the period	$6,586	$9,929

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

Use of Estimates in Preparation of Financial Statements

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock based compensation and contingent liabilities. While management believes that the carrying value of such asset and liabilities were appropriate as of September 30, 2021 and comparative periods, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	September 30, 2021	December 31, 2020
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of September 30, 2021, and December 31, 2020	$9,469	$9,469
Other real estate inventories	3,359	3,359
Tangible water assets	26,089	26,546
Total real estate and tangible water assets	$38,917	$39,374

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	September 30, 2021	December 31, 2020
Pipeline rights and water credits at Fish Springs Ranch	$81,126	$81,574
Pipeline rights and water rights at Carson-Lyon	26,322	25,643
Other	12,868	13,228
Total intangible assets	$120,316	$120,445

4. Commitments and Contingencies

The Company leases its office under a non-cancelable operating lease that expires in 2023. Rent expense for office space was $39,000 and $39,000 for the three months ended September 30, 2021 and 2020, respectively, and $117,000 and $205,000 for the nine months ended September 30, 2021 and 2020, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ending December 31,
2021	$39
2022	159
2023	81
Total	$279

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

As of September 30, 2021, our major consolidated subsidiary was Vidler Water Company, Inc. a water resource and water storage business with assets and operations primarily in the southwestern United States, including Nevada, Arizona, Colorado, and New Mexico. Our revenue and cash generation from the sale of our water resource and real estate assets can vary significantly from quarter to quarter and largely depends on when actual sale transactions close. We are unable to predict with any certainty the timing of any future asset sales and revenue and cash generation, which could adversely affect our liquidity.

Results of Operations

Shareholders’ Equity (in thousands):

	September 30, 2021	December 31, 2020	Change
Shareholders’ equity	$175,135	$178,270	$(3,135)
Shareholders’ equity per share	$9.55	$9.59	$(0.04)

The decrease in our shareholders’ equity during the nine months ended September 30, 2021, was primarily due to the repurchase of approximately 253,000 shares of our common stock for $2.4 million.

Income Statement (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change

Revenue and other income	$457	$2,072	$(1,615)	$5,776	$6,146	$(370)
Cost of sales	46	$518	$(472)	$1,276	$810	$466
Project and general and administrative expenses	1,535	$1,702	$(167)	$5,266	$5,431	$(165)
Net Income (loss) before income taxes	$(1,124)	$(148)	$(976)	$(766)	$(95)	$(671)

Revenue and other income (loss)

The majority of our revenue recorded for the nine months ended September 30, 2021 was from the sale of 296 acre-feet of water rights at Dodge Flat, Nevada, for total proceeds of $2.1 million, and 42.7 acre-feet of water at Fish Springs Ranch, Nevada for total proceeds of $1.7 million.

Project and general and administrative expenses for the nine months ended September 30, 2021 included approximately $400,000 of non–applicable option payments (not applicable to the purchase price) for water rights purchases in Lyon County, Nevada (nine months ended September 30, 2020, $310,000) and legal fees and other expenses incurred of approximately $482,000 (nine months ended September 30, 2020, $190,000) in connection with our legal proceedings against the Nevada State Engineer to protect our Kane Springs, Lincoln County, Nevada water rights. These cost increases were offset by reduced year-over-year compensation, rent and consulting costs, and total project and general administrative expenses were $165,000 lower in the nine months ended September 30, 2021 compared to the corresponding period in 2020.

Income Taxes

Based on the analysis conducted at December 31, 2020 we reversed a portion of the valuation allowance on our net deferred tax assets of $9.3 million resulting in a deferred tax benefit of $9.3 million for the year ended December 31, 2020. The effective tax rate differed from our federal corporate income tax rate of 21% due primarily to the valuation allowance changes recorded on our net deferred tax assets in 2020. For the nine months ended September 30, 2021 and September 30, 2020 the Company has recorded a tax provision of $0. For 2021, the primary difference between the tax provision recorded and the amount at the federal statutory rate is related to book deductions permanently disallowed for tax. For 2020, the primary difference between the tax provision recorded and the amount at the federal statutory rate is related to the full valuation allowance recorded against our deferred tax assets as of September 30, 2020.

Liquidity and Capital Resources — Nine Months Ended September 30, 2021 and 2020

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets that are primarily long-term water resource development projects that we expect to support economic growth in the local markets where those assets are located. We classify such sales and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at September 30, 2021, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months.

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

Cash Flows

Cash Flows From Operating Activities

Our operations used $362,000 of cash during the first nine months of 2021. The principal operating cash inflow was approximately $5.4 million from the sale of various real estate and water rights assets and other income. This was offset by $5.1 million of cash used for overhead and various project expenses and $690,000 for the purchase of 45 acre-feet of water rights in Lyon County, Nevada.

Our operations provided $502,000 of cash during the first nine months of 2020. The principal operating cash inflow was approximately $6.1 million from the sale of various real estate and water rights assets and other income. This was offset by $5.6 million of cash used for overhead and various project expenses.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the nine months ended September 30, 2021, and September 30, 2020.

Cash Flows From Financing Activities

We used $2.4 million and $8.6 million in cash to repurchase 253,000 and 994,000 shares of our common stock during the nine months ended September 30, 2021 and 2020, respectively.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

There were no new legal proceedings in the three and nine months ended September 30, 2021.

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the North Valleys area of Reno, Nevada. As of September 30, 2021, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $81.1 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the North Valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

Our inability to sell all or part of our Arizona Long-Term Storage Credits could adversely affect our profitability.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At September 30, 2021, we had approximately 250,682 acre-feet of Long Term Storage Credits stored at the facility. In addition, at September 30, 2021, we had approximately 27,397 acre-feet of Long Term Storage Credits stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of September 30, 2021, had not generated any material revenue from the Arizona Recharge Facility. We cannot be certain that we will ultimately be able to sell all of the stored water at a price sufficient to provide an adequate economic return, if at all.

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

We believe that the economic downturn resulting from the COVID-19 pandemic has adversely affected employment, which could negatively affect the pace of residential and commercial real estate development in the regions in which our assets are located. Any downturn in residential and commercial real estate development in our markets is likely to adversely affect the demand for, and value of, our water resources and real estate assets, and our ability to sell these assets. The length and effect of any economic downturn is uncertain, but a prolonged downturn could adversely affect our liquidity, and could limit or entirely curtail the repurchase of our stock. We have observed that governmental precautions taken in response to the COVID-19 pandemic have delayed the permitting process for real estate development and housing permits, potentially delaying our ability to monetize our water assets, particularly in the Reno, Nevada, area. A prolonged recession or market correction resulting from the COVID-19 pandemic or the results of its aftermath could materially and adversely affect our business and value of our common stock. We do not yet know the full extent of potential delays or impacts on our business or the global economy that may result from the COVID-19 pandemic, but we intend to continue to monitor the situation as more information becomes available.

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

If future market conditions, including, without limitation, delays or slowdowns resulting from the COVID-19 pandemic, delays and/or increased prices resulting from labor and supply shortages, and increased prices resulting from such shortages adversely affect the anticipated timing and the volume of sales of our water assets, we may be required to record further significant impairments to the carrying value of our water assets, which would adversely affect our results of operations and our financial condition.

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as of September 30, 2021, we had used $51.1 million to repurchase approximately 4.9 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock.

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

Our sale of water assets may be subject to environmental regulations which would adversely affect revenues, profitability, and cash flows.

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

Constricted National and Local Labor Markets and Product Supply Chains May Adversely Affect the Demand for our Assets and Our Ability to Sell Our Assets Timely.

As the COVID-19 pandemic has begun to subside, many national and local labor markets and product supply chains are constrained, resulting in substantial price increases for labor and materials, including the cost of constructing residential and commercial projects. Price increases in the cost of finished products to account for more expensive inputs may result in lower demand for residential and commercial projects, as potential purchasers are priced out of markets, affecting the demand for our water assets that are necessary to support these projects, or may slow the rate at which such projects come onto the market. Product shortages may result in delays in commencing and bringing projects to market and may affect the size of projects that are undertaken. It is unclear how long these conditions may persist, or what the ultimate effect of these developments may have on the Company’s ability to execute its business plan to monetize our water assets.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended September 30, 2021:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
July 1 to July 31, 2021	7,036	$12.36	4,889,788	$49,025
August 1 to August 31, 2021	556	$12.49	4,890,344	$49,018
September 1 to September 30, 2021	8,361	$11.93	4,898,705	$48,918
Total	15,953

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

VIDLER WATER RESOURCES, INC.

Date:	November 12, 2021	By: /s/ Maxim C.W. Webb
Maxim C.W. Webb
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)