Form 10-K
period 2021-12-31
VIDLER WATER RESOURCES, INC.
filed 2022-03-22
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
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

At June 30, 2021, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2021) was $210.9 million, which excludes shares of common stock held in treasury and shares held by executive officers, directors, and stockholders whose ownership exceeds 10% of the registrant’s common stock outstanding at June 30, 2021. This calculation does not reflect a determination that such persons are deemed to be affiliates for any other purposes.

On March 18, 2022, the registrant had 18,299,896 shares of common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement to be filed with the United States Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Shareholders, to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

ITEM 1. BUSINESS

Introduction

Vidler Water Resources, Inc. is a holding company incorporated in 1981. Until March 8, 2021 the Company’s name was PICO Holdings, Inc. In this Annual Report on Form 10-K, Vidler Water Resources, Inc. and its subsidiaries are collectively referred to as “Vidler,” the “Company,” or by words such as “we,” “us,” and “our.” Our business is primarily operated through our wholly owned subsidiary, Vidler Water Company, Inc. (“Vidler Water”).

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

Nevada water law has a long history and has a few core principles governing the granting and use of water rights that emphasize sustainability and the overall benefit of the water resource to the citizens of Nevada. First and foremost, owners of water rights must put the water granted to beneficial use or risk losing the water rights owned (‘use it or lose it”). Second, the annual volume of water rights granted and able to be put to beneficial use is limited to an estimate of the perennial yield of the basin from which the water right is pumped. The perennial yield is limited to the amount of natural discharge (represented by groundwater outflow from the basin or through evapotranspiration from plants) that can be pumped for beneficial use. The perennial yield can also be determined by an annual estimate of the volume of recharge (for example from rainfall or snow melt) that infiltrates into the basin from which water is pumped. In theory, groundwater basins in Nevada should never be depleted or overdrawn on a permanent basis based on this perennial yield doctrine.

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

The population growth of the states where we own water rights and storage credits continues to exceed the national growth rate, collectively and individually, with the exception of the state of New Mexico. According to the Census Bureau’s estimate of state population changes for the period April 1, 2010, to July 1, 2021, Nevada’s growth rate was 16.4%, Arizona was 13.8%, Colorado was 15.6%, and New Mexico was 2.8%. These population growth statistics compare to the national total growth rate of 7.5% over the same period. The US Census Bureau estimated that the population of Arizona increased by 1.7% and the population of Nevada increased by 1.3% which significantly outpaced the National population growth rate of 0.1% for the time period from April 1, 2020 through July 1, 2021.

Due to the COVID-19 pandemic in 2020 and 2021, certain jobs have become less tied to a physical office as “Work From Home” has become the norm. As a result, this may have temporarily or permanently changed the appeal or necessity of working in offices in large metropolitan areas in the future as people look for more affordable and spacious homes in less populated areas without the need for significant commutes to offices in larger metro areas. If this trend continues, we believe our assets are well located in the Southwest to benefit from this transition.

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

On August 16, 2021, the US Bureau of Reclamation announced a Level 1 Shortage on the Colorado River. This shortage declaration disproportionately affects Arizona with reductions in Colorado River deliveries by 512,000 acre-feet annually. This affects mostly agricultural water users within the state. It is likely that the shortage on the Colorado River will continue due to the on-going mega-drought in the southwest - which may even lead to further reductions in Colorado River deliveries to Arizona and Nevada.

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

We owned the following significant water resources and water storage assets at December 31, 2021:

Fish Springs Ranch

We own a 51% membership interest in, and are the managing partner of, Fish Springs Ranch, LLC (“FSR”), which owns the Fish Springs Ranch and other properties totaling approximately 7,310 acres in Honey Lake Valley in Washoe County, Nevada approximately 40 miles north of Reno, Nevada. FSR also owns approximately 12,628 acre-feet of permitted water rights related to the properties of which 7,628 acre-feet are designated as water credits, available within the Truckee Meadows Water Authority (“TMWA”) service area (such as Reno and Sparks) to support community development. The additional 5,000 acre-feet have been approved and permitted by the Nevada State Engineer. We are currently working on updating the existing federal rights of way through our existing Rights-of-Way grant for the project with the Bureau of Land Management before the water may be used in the TMWA service area. To date, we have funded all of the operational expenses, development, and construction costs incurred in this partnership. Certain of the development and construction costs we have funded are treated as preferred capital under the operating agreement which, among other things, entitles us to receive interest on the initial balance of the preferred capital and the accumulated interest at the London Inter-Bank Offered Rate (“LIBOR”) plus 450 basis points. As the publication of LIBOR has ceased as of December 31, 2021, the Company is in the process of evaluating the alternatives to the LIBOR rate for the purposes of the interest calculation for periods commencing January 1, 2022. The preferred capital and accumulated interest are first in line to be paid out as and when the partnership generates sufficient cash flows. At December 31, 2021, the balance in the preferred capital account, including $107.0 million of accrued interest, was $201.5 million and the associated interest rate was 4.71%.

In July 2008, we completed construction of and dedicated our pipeline and associated infrastructure to Washoe County, Nevada under the terms of an Infrastructure Dedication Agreement (“IDA”) between Washoe County and FSR. Under the provisions of the IDA, Washoe County is responsible for the operation and maintenance of the pipeline, and we own the exclusive right to the capacity of the pipeline to allow for the sale of water for future economic development in the North Valleys area of Reno. As of December 31, 2021, our remaining first phase 7,628 acre-feet of water that has full regulatory approval to be imported to the north valleys of Reno is available for sale under a Water Banking Trust Agreement entered into between FSR and Washoe County. Under the Water Banking Trust Agreement, Washoe County (now TMWA) holds our water rights in trust. We can sell our water credits to developers, who must then dedicate the water to the local water utility for service. In December 2014, Washoe County Water Utilities merged with TMWA, consolidating the water supply service in Washoe County. Also effective at the end of 2014, FSR, Washoe County, and TMWA consented to the assignment of the Water Banking Trust Agreement and the IDA to TMWA. Through this project we continue to work on the sustainability of water supplies for the North Valleys of Reno, and one that also provides a reliable resource in times of drought. On February 16, 2022, TMWA and Vidler entered into a Purchase Agreement for 400 AF of our total inventory of water rights at Fish Springs Ranch over a ten-year period to be utilized by TMWA for users outside of the North Valleys area. This arrangement is the first step in allowing us to facilitate the delivery of water to consumers beyond our current service area in the North Valleys.

The FSR property is a working ranch and is comprised of 7,310 acres of our privately owned land and approximately 180,000 acres of a Bureau of Land Management grazing allotment. The land and allotment are currently leased to a cattle company for grazing. The ranch also grows alfalfa hay and grass hay that is sold to cattle operators, dairies and feed stores. In addition, we have entered into an option agreement with a solar company to lease up to 2,600 acres for solar panels and battery storage at $400 per acre, escalated at 2% per annum over a 26-year term with two additional 5-year extensions. As of December 31, 2021, the solar company has exercised its option to lease 727.8 acres, which generated $297,000 in revenue for the year ended December 31, 2021, and has elected to continue to option approximately 1,366 acres in preparation for potential future alternative energy projects.

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

We own or control, by means of option agreements, water rights consisting of both Carson River agriculture designated surface water rights and certain municipal and industrial designated groundwater rights. We anticipate that we will have up to approximately 4,191 acre-feet available (through owned and optioned water rights) for municipal/industrial use in Lyon County for future development, as demand occurs, principally by means of delivery through the infrastructure we previously constructed.

To assist in regional solutions, Vidler is providing “in-kind” labor and expertise to obtain right-of-way from the Bureau of Land Management and Nevada Department of Transportation for a water line along the Highway 50 corridor between Dayton and Silver Springs. While there are no plans for construction at this time, this is a project to further our ability to market and sell our water rights to potential residential and commercial developments in and around the Stagecoach, Lyon County area in the Highway 50 corridor. We believe there are several development projects in process in this region that do not appear to have a sustainable water supply to allow these potential projects to progress. We believe that, if we are able to deliver our water through infrastructure to the Stagecoach area, there will be significant demand for our water rights due to the lack of alternative water supplies.

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

Potential users of our LTSCs include industrial companies, alternative energy (solar and green hydrogen) companies, developers, and local governmental political subdivisions in Arizona, including municipalities and incorporated areas. The Arizona Water Banking Authority (“AWBA”) has the responsibility for intrastate and interstate storage of water for governmental entities.

While Arizona was the only Southwestern state with surplus flows of Colorado River water available for storage, there are currently no surplus flows available to us as drought conditions have reduced the flow of the Colorado River and other water users have fully utilized their water allocations. In the future, we do not anticipate purchasing and storing surplus flows of Colorado River water, and we have discontinued using the recharge element of the storage site. In the year ended December 31, 2021 we sold 55,000 LTSCs to an alternative energy company for $22 million ($400 per LTSC). As of December 31, 2021, we had approximately 195,682 acre-feet of LTSCs remaining stored at our facility.

Phoenix AMA Water Storage

As of December 31, 2021, we owned approximately 27,397 acre-feet of LTSCs stored in the Phoenix Active Management Area (“AMA”). Water stored in the AMA may be recovered and used anywhere in the AMA and could have a variety of uses for residential and commercial developments within the Phoenix metropolitan area. For example, in 2019 we sold 25,000 LTSCs to the City of El Mirage for $8.7 million ($347.50 per LTSC). All of the storage sites we use within the AMA are operated by third parties.

Harquahala Valley Ground Water Basin

As of December 31, 2021, we owned 1,926 acres of land associated with the Vidler Recharge Facility and surrounding areas. Currently, our properties, are under an option to lease for $500 per acre per annum with an alternative energy company. We believe our properties have more potential for solar development than any residential developments and therefore we did not renew our Analysis of Adequate Water Supply on our land in 2021.

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

Following hearings conducted by the Nevada State Engineer in late September early-October of 2019 to determine the boundaries of the Lower White River Flow System (“LWRFS”) in Southern Nevada, the Nevada State Engineer, on June 20, 2020, issued Order No.1309, finding that Kane Springs Valley was now to be included as part of the LWRFS. This Order results in subordinating Lincoln/Vidler’s senior priority water right date in their current permitted water rights in Kane Springs Valley to the respective priority dates in relation to all other water rights in the new multi-basin area (the “Super Basin.”) If the Order stands, it will likely impede Lincoln/Vidler from pursuing its existing permitted water rights and applications in the Kane Springs Valley Basin and will adversely affect Lincoln/Vidler contracts with CSI.

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

Lincoln/Vidler have filed a Petition for Judicial review appealing Order No. 1309, as well as a ‘takings’ claim against the State of Nevada for the subordination of Lincoln/Vidler’s water right priority. In February, 2022 we participated in a hearing before the state district court in Las Vegas on our Petition for Judicial review. The judge in this case stated that she would rule within 60 days of the hearing. As with any legal proceeding it is difficult to evaluate the ultimate outcome of our appeal of the Order. An adverse ruling would materially and adversely affect Lincoln/Vidler’s investment in the Kane Springs Valley Basin and its contracts with CSI. If there is an adverse ruling on the appeal, the current option agreement with CSI could result in forgone revenue of up to $3.5 million.

The following table summarizes our other water resources and real estate assets at December 31, 2021:

Name and location of asset	Brief description	Present commercial use
Nevada:
Dry Lake	Vidler owns 600 acres of agricultural and ranch land in Dry Lake Valley North, which is alternative energy ready and the location of a programmatic Environmental Impact Study (“EIS”) renewable energy site. Lincoln/Vidler owns the 1,009 acre-feet of permitted agricultural groundwater rights associated with the land.

	Located in Lincoln County.	Water rights and land are available to support alternative energy development through sale, lease, or partnering arrangements.
Muddy River	267 acre-feet of water rights. Located 35 miles east of Las Vegas.	Currently leased to Southern Nevada Water Authority which water rights contribute to the sustainability of Lake Mead during drought conditions.
Colorado:
Tunnel	Approximately 119 acre-feet of water rights. Located in Summit County (the Colorado Rockies), near Breckenridge.	30.9 acre-feet of water leased under long term leases. 88.1 acre-feet are available for sale or lease.
New Mexico:
Campbell Ranch	Application for a new appropriation of 350 acre-feet of ground water. Vidler is in partnership with the land owner. The water rights would be used for a new residential and commercial development.

	Located 25 miles east of Albuquerque.	In November 2014, our application was denied by the New Mexico State Engineer. We appealed this decision on November 19, 2014. The appeal was denied in February 2019. Aquifer Science has assigned the appeal on its merits to Campbell Ranch Corporation, and Vidler will pursue the appeal of costs.
Lower Rio Grande Basin	Approximately 1,209 acre-feet of agricultural water rights. Located in Dona Ana and Sierra Counties.	Water is available for sale, lease or other partnering opportunities. We entered into a long-term lease for a portion of these water rights for farming operations.

Employees

At December 31, 2021, we had 14 full - time employees.

Executive Officers

The executive officers of Vidler Water Resources, Inc. are:

Name	Age	Position
Dorothy A. Timian - Palmer	64	President and Chief Executive Officer
Maxim C. W. Webb	60	Executive Chairman and Chief Financial Officer

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the North Valleys area of Reno, Nevada. As of December 31, 2021, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $80.5 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the North Valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

Our inability to sell all or part of our Arizona Long-Term Storage Credits could adversely affect our profitability.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At December 31, 2021, we had approximately 195,682 acre-feet of Long Term Storage Credits stored at the facility. In addition, at December 31, 2021, we had approximately 27,397 acre-feet of Long Term Storage Credits stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of December 31, 2021, we had sold 55,000 acre-feet of Long Term Storage credits to a single large customer. However, we can not be certain that we will ultimately be able to sell the remaining stored water at a price sufficient to provide an adequate economic return, if at all.

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

We believe that the economic downturn resulting from the COVID-19 pandemic has adversely affected the pace of residential and commercial real estate development in the regions in which our assets are located. Any downturn in residential and commercial real estate development in our markets is likely to adversely affect the demand for, and value of, our water resources and real estate assets, and our ability to sell these assets. The length and effect of any economic downturn is uncertain, but a prolonged downturn could adversely affect our liquidity, and could limit or entirely curtail the repurchase of our stock. We have observed that governmental precautions taken in response to the COVID-19 pandemic have delayed the permitting process for real estate development and housing permits, potentially delaying our ability to monetize our water assets, particularly in the Reno, Nevada, area. A prolonged recession or market correction resulting from the COVID-19 pandemic or another highly infectious disease (the results of its aftermath) could materially and adversely affect our business and value of our common stock. We do not yet know the full extent of potential delays or impacts on our business or the global economy that may result from the COVID-19 pandemic, but we intend to continue to monitor the situation as more information becomes available.

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. Currently we have a stock repurchase program in place and as of December 31, 2021, we had used $51.2 million to repurchase approximately 4.9 million of our common shares. As we continue to monetize assets and use the associated sale proceeds for share repurchases or special dividends, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if we undergo an “ownership change” (generally defined as a greater than fifty-percent (50%) change in the percentage of stock owned by one or more five percent (5%) or more shareholders (measured by the relative fair market value of that shareholder’s stock compared to the total value of all outstanding stock, excluding changes in ownership attributable to fluctuations in value between different classes of stock)) as of the testing date, measured over a three year period, or a period beginning with any previous testing date, whichever is shorter, the ability to use our pre-change net operating loss carryforwards (“NOLs”) and other pre-change tax attributes to offset our post-change income may be limited. The Company’s previous plan to protect NOLs from loss due to ownership changes expired on July 24, 2020. Our Board of Directors adopted a new tax benefit preservation plan dated July 24, 2020, which was ratified by our shareholders at our 2021 annual meeting. The Company could experience ownership changes in the future as a result of shifts in our stock ownership. If the new tax benefit preservation plan were triggered by a change in ownership, acquiring shareholders and certain other shareholders could experience substantial dilution. Furthermore, Section 382 (and other tax code and regulatory provisions relating to NOLs) has recently been subject to proposed regulations by the Treasury Department and Internal Revenue Service which, if finalized in their current form, may have the effect of further reducing the value of NOLs, in certain circumstances, of a corporation that undergoes an ownership change. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $139.7 million and $125.9 million, respectively, which, depending on ownership changes, could be limited by Section 382 of the Code.

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

Our business could be negatively affected if the recent supply chain and inflation rates persist.

In the last 12 months, the United States economy has experienced a relatively high rate of inflation that, along with supply chain disruptions, has increased, among other things, the cost of transportation and of commercial and residential construction. Increases in home and commercial construction costs may reduce demand for commercial and residential space and, as a result, may adversely affect the demand for our water resources that are sold or leased to support new commercial and residential development.

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

The continued improvement in residential and commercial real estate development activity is essential to our ability to generate revenue and operating income in our water resource and water storage business. We are unable to predict whether and to what extent this improvement will continue. Any future slow-down in real estate and homebuilding activity could adversely affect development projects within the markets in which our water assets are located, and could adversely affect the demand for and the fair value of our assets and our ability to monetize them. Declines and weak conditions in the U.S. housing market in prior years have reduced our revenues and created losses in our water resource and water storage, and land development and homebuilding businesses and could do so in the future. Additionally, the recent tax law changes limiting, among other things, deductibility of mortgage interest and of state and local income taxes may have a negative effect on the national housing market and in the markets in which we operate, although the Nevada market may be less affected due to the lack of a state income tax.

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

5.    Other General Risks

Our business could be negatively affected by cyber security threats.

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

Our results of operations have been subject to significant fluctuations, particularly on a quarterly basis, and our future results of operations could fluctuate significantly from quarter to quarter and from year to year. Causes of such fluctuations may include one time transactions and impairment losses. The price of our stock may be negatively affected by irregular cash flows due to the timing and variances in the amount of our assets sold or leased. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which we do business or relating to us specifically could result in an immediate and adverse effect on the market price of our common stock. Fluctuations in the market price of our common stock could affect the value of your investment and your ability to sell your shares.

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

THE FOREGOING RISK FACTORS, INDIVIDUALLY OR IN AGGREGATE, COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS, CASH FLOWS, AND FINANCIAL CONDITION AND COULD MAKE COMPARISON OF HISTORICAL FINANCIAL STATEMENTS, INCLUDING RESULTS OF OPERATIONS, CASH FLOWS, AND BALANCES, DIFFICULT OR NOT MEANINGFUL.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Select Market under the symbol “VWTR”, prior to March 9, 2021 our common stock traded under the symbol “PICO”. The following table sets out the quarterly high and low sales prices for the past two years as reported on the NASDAQ Global Select Market. These reported prices reflect inter-dealer prices, without adjustments for retail markups, markdowns, or commissions.

	2021		2020
	High	Low	High	Low
First Quarter	$11.16	$8.52	$11.18	$6.41
Second Quarter	$13.68	$8.71	$9.22	$6.59
Third Quarter	$16.28	$11.30	$9.86	$7.55
Fourth Quarter	$13.29	$10.90	$9.58	$8.20

Any future decision to pay dividends on our common stock will be at the discretion of our board of directors and will depend upon, among other factors, our ability to monetize assets, our results of operations, financial condition, capital requirements, and other factors our board of directors may deem relevant.

On March 17, 2022, the closing sale price of our common stock was $12.15 and there were approximately 259 holders of record.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares of common stock purchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
10/1/2021 - 10/31/21	11,141	$11.42	4,909,846	$48,791
11/1/2021 - 11/30/21	2,886	$12.11	4,912,732	$48,756
12/1/2021 - 12/31/21	6,126	$12.14	4,918,858	$48,682
Total	20,153

(1) Our stock repurchase program authorization was amended on February 1, 2020. Our Board of Directors authorized an aggregate of $100 million (increased from an aggregate of $50 million previously authorized) to be used for the stock repurchase program, and there is no set expiration date.

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

According to a report by the Economic Development Agency of Western Nevada (“EDAWN”) during 2021 the Northern Nevada economy was fueled by growth including the relocation to Northern Nevada of 59 technology and manufacturing companies, two of the fastest growing industry sectors in Northern Nevada. These two industry sectors comprised over 60% of all companies that relocated and expanded in the Reno area over the past two years during 2020 and 2021. The relocation of these companies along with the influx of 29 Corporate Headquarters into Northern Nevada is expected to result in 5600 new jobs over the next five years. Job diversification in the Reno region has led to less volatility in the employment base: at the end of 2021, the unemployment rate in the US was 4.8%, in Southern Nevada was 7.4%, but only 3.5% in Northern Nevada.

The economic growth in the region has led to strong demand for housing. According to University of Nevada (UNR), Reno Center for Regional Studies, year over year values of new single family home values across the greater Reno-Sparks area increased 15% in the fourth quarter of 2021 ($576,042). In the North Valleys region, where our FSR water rights are utilized, the median sales price of new single-family homes increased 28% year over year during the fourth quarter of 2021 ($453,575). As of the end of the fourth quarter 2021 a total of 6,447 approved housing units across 45 developments of all types of housing product remain to be constructed in the North Valleys. According to the same UNR study the total households are projected to increase by 7.6% and housing is unlikely to keep up with the same projected employment demand of over 5,600 new jobs as noted in the EDAWN report.

The Economic Development Authority of Western Nevada (“EDAWN”), comprised of Reno, Sparks, and Tahoe areas, released an updated forecast (RCG Economics, Technical Memorandum dated January 29, 2019) to its previous forecasts that includes the latest historical data and a new five-year forecast from 2019 through 2023. This five-year forecast project a cumulative addition of 51,585 new jobs in the region which represents a 12.7% increase in employment. This job growth leads to population growth. The report also projects the region’s population to grow to 686,737 residents by the end of 2023, an increase of 54,470 residents (8.6%) in that five-year period. We believe that this increased employment and population growth will create demand for new residential, commercial and industrial development in the greater Reno area and in Lyon County.
.
Current economic conditions have fostered new business openings, lower apartment vacancies, and greater absorption of existing housing inventory. This activity has resulted in multiple new housing projects entering the approval process with local governments in Reno, Sparks, Carson City, Lyon County and Fernley. Residential housing projects must demonstrate sustainable water supply to obtain final map approval, and many projects in the North Valleys of Nevada are currently in the process of seeking or have obtained master plan amendment/zone change approvals. The next step for these developers is to obtain tentative map and then final map approvals. Within the Reno-Sparks and Washoe County area of Nevada, according to EDAWN, in 2021 there were over 4,800 new housing permits issued. EDAWN’s goal is for at least 6,000 new housing permits to meet the projected demand for housing. We believe the disparity in the issuance of building permits is due to an interruption of the permitting process due to the effects of the COVID-19 pandemic and the administrative process involved in approving new developments. We expect the building permit activity to increase in 2021, once the permit process is initiated on newly approved subdivisions. We believe this increase in activity will lead to demand for our water resources, as developers pursue their projects to provide housing for the population growth in the region. However, the increased activity has strained governmental agencies and has caused delays in processing permits as well as new projects’ planning approval process. The timing of future monetization of our water resources in northern Nevada is directly correlated to the time it takes residential developers to pursue their projects in the areas where our FSR and Carson/Lyon assets are located, and the time it takes for those developers to get the requisite planning approvals prior to obtaining final map approval or, in the case of commercial development projects, final regulatory approvals.

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

The City of Mesquite is one of the fastest growing cities in Nevada. Mesquite is a large retirement community; with nearly 40% of the population comprised of retired individuals. Virgin Valley Water District is the water service provider for the City of Mesquite and its neighboring community of Buckerville. During 2021, the City of Mesquite issued 492 single family residential building permits, the highest permit issuance in the past four years. As the City of Mesquite nears build-out current developers are looking to expand their projects into the Lincoln County Land Act area.

A developer in the City of Mesquite who also owns a majority of the property in the Lincoln County Land Act is nearing build out and is looking to expand its business into their Lincoln County Land Act holdings. The developer has been working with Lincoln/Vidler to explore funding options for a pipeline and infrastructure to deliver groundwater from Tule Desert to the Lincoln County Land Act area. Lincoln/Vidler have been approached by Virgin Valley Water District, the local water utility in Mesquite, with an interest in purchasing our water and assisting in funding the pipeline infrastructure.

In 2019 Lincoln/Vidler submitted a Plan of Development to the BLM. The Plan of Development, which has yet to be approved, is necessary to gain the approval to begin construction of the infrastructure needed to deliver groundwater from the Tule Desert to the Lincoln County Land Act.

Arizona

Several market catalysts continue to emerge with respect to our Arizona LTSCs, including the on-going “mega-drought” in the south-western United States, continued structural deficits on the Colorado River system, Indian Firming and Settlement obligations by the state of Arizona, increased water demand, from both residential and commercial developers, from overall growth in Arizona, especially in the Pinal AMA, and the Lower Basin Drought Contingency Planning (“DCP”) effort by Arizona.

Arizona has an obligation to “firm” Indian water supplies as negotiated through various Indian Water Settlement Agreements. Section 105 of the Settlements Act (S. 437) titled “Firming of Central Arizona Project Indian Water,” authorizes the Secretary of Interior and the State of Arizona to develop a firming program to ensure that of a total 197,500 acre-feet of non-Indian agricultural water reallocated to the Arizona Indian Tribes, 60,648 acre-feet must be delivered over a 100 year period in the same manner as water with a municipal and industrial priority during water shortages. It is estimated that over the 100-year period, the total shortfall of the Indian Firming obligation is approximately 550,000 acre-feet. To date approximately 140,000 acre-feet has been secured by Arizona for the firming obligations shortfall. The US Bureau of Reclamation also has an Indian firming obligation for existing and future Arizona Indian settlements of approximately 950,000 acre-feet. We believe our LTSCs can be used to help Arizona and the US Bureau of Reclamation meet these obligations.

A shortage on the Colorado River system will be declared by the Secretary of the Interior when on January 1, of any year, Lake Mead’s surface water elevation is at or below 1,075 ft. This determination is made in August of the previous year based on a rigorous modeling evaluation of the hydrologic system of the Upper Colorado Basin by the U.S. Bureau of Reclamation. Under the Drought Contingency Plan (DCP), a new tier, “Tier 0”, applies when Lake Mead is at an elevation between 1,075 ft. and 1,090 ft. and a shortage declaration has been made that went into effect January 1, 2021. This requires Arizona to cut-back its allocations by 192,000 acre-feet, and Nevada by 9,000 acre-feet. When Lake Mead is at an elevation between 1,050 ft. and 1,075 ft., Nevada’s share of the shortage is 13,000 acre-feet and Arizona’s cut-back to its allocation is 320,000 acre-feet. In contrast, California suffers no loss to its allocation from the Colorado River (2007 Shortage Sharing Guidelines).

A Tier 1 shortage was declared on August 16, 2021, which reduced Arizona’s Colorado deliveries by 512,000 acre-feet annually for the 2022 water year operations. It is probable that the next level of delivery reductions, which would make the total reductions to Arizona 592,000 acre-feet, will be declared for calendar year 2023. This is due to the continued “mega-drought” occurring throughout the south-western United States. These mega-drought conditions cause low levels of inflow to Lake Powell that, in turn, cause reductions to inflows to Lake Mead, which affect critical lake level triggers. The US Bureau of Reclamation has already changed the system operations of Glenn Canyon Dam to retain additional water in Lake Powell until spring runoff occurs in an effort to stave off Lake Powell level reductions that would cause additional discharge reductions to Lake Mead.

It has been determined that the Colorado River system suffers from a structural deficit of 1.2 million acre-feet annually. This means that in an average annual water year, Lake Mead will lose 1.2 million acre-feet to the system, due to evaporation, treaty obligations with Mexico, and allocations of water to Arizona, Nevada and California that exceed what the system yields. We continue to believe that Vidler’s LTSCs are well positioned to buffer Arizona through times of water shortage and our LTSCs could be purchased by state entities and/or municipalities located in the Phoenix AMA to be used directly or to help sustain water levels in Lake Mead.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES, AND JUDGMENTS

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

The following are the significant subjective estimates used in preparing our financial statements:

1. Fair value and carrying value of our tangible and intangible water assets and real estate

Our primary long-lived assets include tangible and intangible water assets and real estate. At December 31, 2021, the total carrying value of such assets was $154.5 million, or approximately 73% of our total assets. These assets are carried at cost, less any recorded impairments and depreciation.

Tangible water assets and real estate

We review our long-lived tangible water assets and real estate as circumstances change, or if there are indications of impairment present, to ensure that the estimated undiscounted future cash flows, excluding interest charges, from the use and eventual disposition of these assets will at least recover their carrying value. Cash flow forecasts are prepared for each discrete asset. We engage in a rigorous process to prepare and review the cash flow models which utilize the most recent information available to us. However, the process inevitably involves the use of significant estimates and assumptions, especially the estimated current and future demand for these assets, the estimated future market values of our assets, the timing of the disposition of these assets, the ongoing cost of maintenance and improvement of the assets, and the current and projected income earned and other uncertain future events. As a result, our estimates are likely to change from period to period. In addition, our estimates may change as unanticipated events transpire which would cause us to reconsider the current and future use of the assets. If we use different assumptions, if our plans change, or if the conditions in future periods differ from our forecasts, our financial condition and results of operations could be materially impacted.

There were no material impairment losses recorded on our tangible water assets or real estate during the years ended December 31, 2021, and 2020.

Intangible water assets

Our intangible water assets are accounted for as indefinite-lived intangible assets. Accordingly, until an asset is sold, it is not amortized, that is, its value is not charged as an expense in our consolidated statement of operations over time, but the asset is carried at cost and reviewed for impairment, at least annually during the fourth quarter, and more frequently if a specific event occurs or there are changes in circumstances which suggest that the asset may be impaired. Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions, including interest rates, demand for residential and commercial real estate, changes in population, and increases or decreases in prices of similar assets. If the carrying value of an asset exceeds the fair value, an impairment loss is recognized equal to the difference. Once an asset is sold, the value is charged to cost of real estate and water assets sold in our consolidated statement of operations and comprehensive income or loss.

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

There were no material impairment losses recorded on our intangible water assets during the years ended December 31, 2021 and 2020.

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

We recognize deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income considered in the evaluation of deferred tax asset realization include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. We have recorded valuation allowances for those deferred tax assets not expected to be realized. As we have achieved a sufficient history of sustained profitability, including taxable income in appropriate jurisdictions, a portion of the valuation allowance was reduced by $9.3 million during the year ended December 31, 2020. We have determined that it is more likely than not that sufficient taxable income will be generated in the future to realize certain of our deferred tax assets. We maintain valuation allowances of $36.4 million as of December 31, 2021 for deferred tax assets not expected to be realized in the future. In 2021, the Company added $18.2 million to the deferred tax asset, due to the valuation allowance release of $21.7 million offset by a reduction of $3.7 million due to the Company’s taxable income for 2021.

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

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 2021 AND 2020

Overview of Economic Conditions and Impact on Results of Operations

We believe that current trends in housing inventory, home prices, and low interest rates, in the markets in which our major water assets are located and serve, primarily northern Nevada and Arizona, will have a positive impact on our operating performance. Individual markets continue to experience varying results, as local home inventories, affordability, and employment factors strongly influence each local market. A change or deterioration in economic conditions in the markets where we operate, whether due to the impact of the COVID-19 pandemic or other factors that cause the growth in our markets to slow or decline, could impair our ability to generate revenue, cause our expenses to exceed projections, or result in operating losses; result in impairment losses of our water assets and adversely affect our liquidity.

Our revenues and results of operations fluctuate from period to period. For example, we recognize revenue from the sale of water assets when specific transactions close; as a result, sales of water assets for any individual period are not necessarily indicative of revenues for future periods or the full financial year.

Vidler Water Resources, Inc. Shareholders’ Equity (in thousands):

	December 31,
	2021	2020	Change
Shareholders’ equity	$208,596	$178,270	$30,326
Shareholders’ equity per share	$11.39	$9.59	$1.80

The increase in shareholders’ equity during 2021 of $30.3 million was due primarily to a combination of monetization of water and real estate assets generating a gross margin of $22.2 million, $1 million of other income less $8.4 million of net operating and sales costs, a tax benefit of $18.1 million, mainly due to a release of $21.7 million in our valuation allowance, and the repurchase of 273,112 shares of our common stock for $2.6 million.

Total Assets and Liabilities (in thousands):

	December 31,
	2021	2020	Change
Total assets	$212,658	$180,446	$32,212
Total liabilities	$4,062	$2,176	$1,886

Total assets increased during the year ended December 31, 2021, primarily due to the increase in cash from sale of water rights and water assets, and the partial release of our valuation allowance to the deferred tax asset; less operating costs and share repurchases.

Results of Operations (in thousands):

	Year Ended December 31,
	2021	2020	Change
Total revenue and other income (loss)	$29,220	$9,612	$19,608
Total costs and expenses	$14,420	$8,944	$5,476

Revenue and other income (loss)

The majority of our revenue recorded for the year ended December 31, 2021 was from the sale of 55,000 acre-feet of long-term water credits at Harquahala, Arizona, for total proceeds of $22 million, 296 acre-feet of water rights at Dodge Flat, Nevada for $2.1 million and the sale of 68 acre-feet of water rights from our Fish Springs Ranch inventory for $2.7 million.

The majority of our revenue recorded for the year ended December 31, 2020 was from the sale of 612 acre-feet of water rights at Dodge Flat, Nevada, for total proceeds of $4.1 million and the sale of 77 acre-feet of water rights from our Fish Springs Ranch inventory for $3.1 million.

Costs and Expenses

Cost of water assets and real estate sold:

During the year ended December 31, 2021, we recorded a total of $6.1 million in cost of real estate and water assets of which $4.4 million related to our sale of 55,000 acre-feet of our long-term water credits from the Harquahala Basin in Arizona as well as the cost of water assets sold of $56,000 and $697,000 related to our Dodge Flat and Fish Springs Ranch sales, respectively.

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

General, Administrative and Other Costs:

During the years ended December 31, 2021, and 2020, we recorded general and administrative and project costs of $8.4 million and $7 million, respectively. The increase in these costs was primarily due to a year over year increase of $1.8 million in total compensation due to increased bonus accruals in 2021 compared to 2020, resulting from increased level of assets sales in 2021 compared to the sales recorded in 2020.

Stock-Based Compensation Expense

Stock-based compensation expense is calculated based on the fair value of the award on the grant date and is recognized over the vesting period of the awards. As of December 31, 2021, there was no unrecognized stock-based compensation expense related to restricted stock units (“RSU”). The stock-based compensation grant to management in 2021 was accrued at December 31, 2020 comprising the total management bonus for 2020 performance.

The stock-based compensation expense consisted primarily of the following awards (in thousands):

	Year Ended December 31,
	2021	2020
RSU - Directors	87	87
RSU - Management	21	453
Total stock-based compensation expense	$108	$540

Income Taxes

For the year ended December 31, 2021, we recorded a tax benefit of $18.1 million primarily due to the reversal of another portion of the valuation allowance of $21.7 million due to the increased likelihood that we will be able to utilize a significant portion of our Net Operating Losses prior to their expiration. As at December 31, 2020 we reversed a portion of the valuation allowance of $9.3 million on our net deferred tax assets and accordingly recorded a deferred tax asset and benefit of $9.3 million This resulted in an effective tax rate of 0% for the years ended December 31, 2021, and 2020 respectively. The effective tax rate differed from our federal corporate income tax rate of 21% due primarily to the valuation allowance changes recorded on our net deferred tax assets in 2021 and 2020.

LIQUIDITY AND CAPITAL RESOURCES -- YEARS ENDED DECEMBER 31, 2021 and 2020

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets which are primarily long-term water resource development projects that we expect to support economic growth in the local markets where the assets are located. The timing and amount of sales and cash flows depend on a number of factors that are difficult to predict and cannot be directly compared from one period to another. However, given our cash balances at December 31, 2021, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months. In the long-term, we estimate that cash from operations will provide us with adequate funding for future operations. However, if additional funding is needed, we could defer significant expenditures, including our share repurchase program, obtain a line of credit, or complete a debt or equity offering. Any additional equity offerings may be dilutive to our shareholders and any additional debt offerings may include operating covenants that could restrict our business. We are not currently subject to any debt covenants which might limit our ability to obtain additional financing through debt or equity offerings. We classify the sale of and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows.

Our Operations

The majority of our cash inflows for the year ended December 31, 2021, was from $28.8 million in sales of various water rights assets and other income received. This was offset by $7.3 million of cash used for overhead and various project expenses. Additionally we used $2.6 million in cash to repurchase shares of our common stock during the year ended December 31, 2021.

The majority of our cash inflows for the year ended December 31, 2020, was from $9.6 million in sales of various real estate and water rights assets. This was offset by $7.8 million of cash used for overhead, various project expenses. Additionally, we used $10.4 million in cash to repurchase shares of our common stock during the year ended December 31, 2020.

Consolidated Cash and Securities

We have adequate working capital reserves. At December 31, 2021 and 2020, we had unrestricted and available cash and securities of $28.2 million and $9.4 million, respectively, that could be used for general corporate purposes and the exercise of options held by us for the acquisition of groundwater rights in Lyon County, Nevada.

Cash Flow

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$21,462	$1,785
Total operating activities	21,462	1,785

Investing activities	23	(40)
Total investing activities	23	(40)

Financing activities	(2,692)	(10,526)
Total financing activities	$(2,692)	$(10,526)
Increase (decrease) in cash and cash equivalents	$18,793	$(8,781)

Cash Flows From Operating Activities

During 2021, we generated cash of $21.5 million from our operations. This was primarily derived from $27.8 million in cash receipts from sales of various real estate and water rights assets and $994,000 of lease and other revenue. This was offset by approximately $7.3 million of cash used for overhead and various project expenses.

During 2020, we generated cash of $1.8 million from our operations. This was primarily derived from $9.0 million in cash receipts from sales of various real estate and water rights assets and $583,000 of lease and other revenue. This was offset by approximately $7.8 million of cash used for overhead and various project expenses.

Cash Flows From Investing Activities

We had no material cash flows from investing activities during the years ended December 31, 2021 and 2020.

Cash Flows From Financing Activities

During the years ended December 31, 2021 and 2020, we used $2.6 million and $10.4 million in cash, respectively, to repurchase shares of our common stock. We had no other significant financing activities during the years.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements, other than those discussed throughout this document, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Legal Developments

The Company, in the normal course of its business, frequently encounters government or private challenges to its water rights. As previously disclosed, the Company, through its subsidiary, Vidler, has invested substantial sums to develop water resources in the Kane Springs Valley Basin, located in Lincoln County, Nevada. Vidler, together with the Lincoln County Water District (“Lincoln/Vidler”) in 2005, received a permit from the Nevada State Engineer to appropriate 1,000 acre feet of water in the Kane Springs Valley Basin. Lincoln/Vidler have several other applications pending to appropriate additional groundwater in the Kane Springs Valley Basin, although the quantity of water that may be appropriated under these applications cannot be accurately predicted. These permitted water rights have senior priority and the pending applications have next in priority in the Kane Springs Valley Basin.

Lincoln/Vidler entered into an agreement to sell water to Coyote Springs Investments (“CSI”); CSI is the developer of Coyote Springs, a new planned residential and commercial development 60 miles north of Las Vegas. Vidler agreed to sell all of its remaining permitted water rights (500 acre-feet) to CSI pursuant to a purchase option agreement.

Following hearings conducted by the Nevada State Engineer in late-September early-October of 2019 to determine the boundaries of the Lower White River Flow System (LWRFS) in Southern Nevada, the Nevada State Engineer, on June 20, 2020, issued Order No.1309, finding for the first time that Kane Springs Valley was included as part of the LWRFS. This Order results in subordinating the senior priority water right date of Lincoln/Vidler’s current permitted water rights in Kane Springs Valley to the respective priority dates in relation to all other water rights in the new multi-basin area “Super Basin.” If the Order stands, it will likely impede Vidler from pursuing its existing permitted water rights and applications in the Kane Springs Valley Basin and will adversely affect its contracts with CSI.

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

Lincoln/Vidler have filed a Petition for Judicial review appealing Order No. 1309, as well as a ‘takings’ claim against the State of Nevada for the subordination of Vidler’s water right priority. CSI, as well as others, have also appealed this Order. and it is difficult to evaluate the ultimate outcome of our appeal of the Order. In February, 2022 we participated in a hearing before the state district court in Las Vegas on our Petition for Judicial review. The judge in this case stated that she would rule within 60 days of the hearing. An adverse ruling would materially and adversely affect Vidler’s investment in the Kane Springs Valley Basin and its contracts with CSI. If there is an adverse ruling on the appeal, the current option agreement with CSI could result in forgone revenue of up to $3.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2021 AND 2020
AND FOR EACH OF THE
TWO YEARS IN THE PERIOD
ENDED DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vidler Water Resources, Inc.
Carson City, Nevada

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vidler Water Resources, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
The Company’s intangible water assets are accounted for as indefinite-lived intangible assets. Accordingly, until an water asset is sold, it is not amortized, that is, its value is not charged as an expense in the consolidated statement of operations and comprehensive income over time, but the asset is carried at cost and reviewed for impairment, at least annually during the fourth quarter, and more frequently if a specific event occurs or there are changes in circumstances which suggest that the asset may be impaired. Such events or changes may include lawsuits, court decisions, regulatory mandates, and economic conditions, including interest rates, demand for residential and commercial real estate, changes in population, and increases or decreases in prices of similar assets. If the carrying value exceeds the fair value, an impairment loss is recognized equal to the difference. Once an asset is sold, the value is charged to cost of real estate and water assets sold in the Company’s consolidated statement of operations and comprehensive income.

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

There were no material impairment losses recorded on intangible water assets during the year ended December 31, 2021. Total intangible water assets balance was $120.0 million as of December 31, 2021, of which $107.2 million is located within the region of northern Nevada.

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
a.With the assistance of our fair value specialists, we evaluated the discounted future cash flows analysis, including estimates of discount rates and absorption rates by (1) evaluating the appropriateness of the valuation methodology, (2) assessing the reasonableness of the discount rate and absorption rate assumptions used by management and (3) testing the mathematical accuracy of the discounted future cash flows analysis.
b.We evaluated the reasonableness of management’s discounted future cash flows analysis by comparing management’s projections to the Company’s historical results and external market sources.

Income Taxes — Realizability of Deferred Tax Assets — Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company recognizes deferred income taxes for tax attributes and for differences between the financial statement and tax basis of assets and liabilities at enacted statutory tax rates in effect for the years in which the deferred tax liability or asset is expected to be settled or realized. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Future realization of deferred tax assets depends on the existence of sufficient taxable income of the appropriate character. Sources of taxable income considered in the evaluation of deferred tax asset realization include future reversals of deferred tax assets and liabilities, expected future taxable income, taxable income in prior carryback years if permitted under the tax law, and tax planning strategies. Management has recorded valuation allowances for those deferred tax assets not expected to be realized. As the Company has achieved a sufficient history of sustained profitability, including taxable income in appropriate jurisdictions, a portion of the valuation allowance was reduced by $21.7 million during the year ended December 31, 2021. Management has determined that it is more likely than not that sufficient taxable income will be generated in the future to realize certain of its deferred tax assets. The Company maintains valuation allowances of $36.4 million as of December 31, 2021 for deferred tax assets not expected to be realized in the future.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the determination that it is more likely than not that certain of the Company’s deferred tax assets will be realized included the following, among others:

a.We evaluated the reasonableness of the methods, assumptions, and judgments used by management to determine whether a deferred tax asset would be realized in the future.

a.With the assistance of our income tax specialists, we evaluated whether the sources of management’s estimated taxable income were of the appropriate character and sufficient to utilize the deferred tax assets under the relevant tax law.

a.We evaluated management’s ability to accurately estimate taxable income by comparing actual results to management’s historical estimates and evaluating whether there have been any changes that would affect management’s ability to accurately estimate taxable income.

a.We tested the reasonableness of management’s estimates of taxable income by comparing the estimates to:

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

a.We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Las Vegas, Nevada
March 21, 2021

We have served as the Company's auditor since 1997.

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(In thousands)

	2021	2020
Assets
Cash and cash equivalents	$28,181	$9,388
Tangible water assets and real estate, net	34,495	39,374
Intangible assets	119,963	120,445
Right of use assets, net	240	396
Deferred income tax asset	27,505	9,340
Other assets	2,274	1,503
Total assets	$212,658	$180,446

Liabilities and shareholders’ equity
Operating lease liabilities	$240	$396
Other liabilities	3,392	1,516
Accounts payable and accrued expenses	430	264
Total liabilities	4,062	2,176

Commitments and contingencies

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 18,312 issued and 18,311 outstanding at December 31, 2021, and 18,586 issued and 18,583 outstanding at December 31, 2020	18	19
Additional paid-in capital	329,691	332,290
Accumulated deficit	(121,099)	(154,009)
Treasury stock, at cost (common shares: 1 and 3 at December 31, 2021 and December 31, 2020, respectively)	(14)	(30)
Total Vidler Water Resources, Inc. shareholders’ equity	208,596	178,270
Total liabilities and equity	$212,658	$180,446

The accompanying notes are an integral part of the consolidated financial statements.

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the years ended December 31, 2021 and 2020
(In thousands, except per share data)

	2021	2020
Revenues and other income:
Sale of real estate and water assets	$28,226	$9,029
Other income, net	994	583
Total revenues and other income	29,220	9,612

Cost of sales and expenses:
Cost of water assets and real estate sold	6,051	1,923
General, administrative, and other	8,174	6,730
Depreciation and amortization	195	291
Total costs and expenses	14,420	8,944
Income from continuing operations before income taxes	14,800	668
Benefit for federal and state income taxes	18,110	9,333
Net income attributable to Vidler Water Resources, Inc.	$32,910	$10,001

The accompanying notes are an integral part of the consolidated financial statements.

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME, CONTINUED
(In thousands, except per share data)

	2021	2020
Other comprehensive income:
Net income	$32,910	$10,001
Other comprehensive income, net of tax:
Unrealized income on securities, net of deferred income tax and reclassification adjustments	—	—
Total other comprehensive income, net of tax	—	—
Comprehensive income attributable to Vidler Water Resources, Inc.	$32,910	$10,001

Net income per common share – basic and diluted:
Income from continuing operations	$1.80	$0.52
Weighted average shares outstanding	18,282	19,132

The accompanying notes are an integral part of the consolidated financial statements.

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
For the year ended December 31, 2021
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2020	18,586	$19	$332,290	$(154,009)	3	$(30)	$178,270
Stock-based compensation expense			108				108
Exercise of restricted stock units	1						—
Withholding taxes paid on issued restricted stock units			(6)				(6)
Purchases of treasury stock					273	(2,594)	(2,594)
Retirement of treasury stock	(275)	(1)	(2,609)		(275)	2,610	—
Distribution to noncontrolling interest			(92)				(92)
Net income				32,910			32,910
Ending balance, December 31, 2021	18,312	$18	$329,691	$(121,099)	1	$(14)	$208,596

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

The accompanying notes are an integral part of the consolidated financial statements

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2021 and 2020
(In thousands)

	2021	2020
Operating activities:
Net income	$32,910	$10,001
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for deferred income taxes	(18,165)	(9,340)
Depreciation and amortization expense	38	48
Stock-based compensation expense	108	540
Gain on sale of property, plant and equipment	(30)	(14)
Changes in assets and liabilities, net of effects of acquisitions and dispositions:
Notes and other receivables	(343)	39
Real estate, water, and intangible assets	5,361	1,923
Income taxes	27	7
Other assets	(362)	(753)
Accounts payable and accrued expenses	1,918	(666)
Net cash provided by operating activities	21,462	1,785

Investing activities:
Proceeds from the sale of property, plant and equipment	31	26
Purchases of property, plant and equipment	(8)	(66)
Net cash provided by (used in) investing activities	23	(40)

Financing activities:
Payment of withholding taxes on exercise of restricted stock units	(6)	—
Purchases of treasury stock	(2,594)	(10,380)
Other financing activities, net	(92)	(146)
Net cash used in financing activities	(2,692)	(10,526)
Net increase (decrease) in cash and cash equivalents	18,793	(8,781)
Cash and cash equivalents, beginning of year	9,388	18,169
Cash and cash equivalents, end of year	$28,181	$9,388

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
For the years ended December 31, 2021 and 2020
(In thousands)

	2021	2020
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Payment of federal and state income taxes	$28	$—

The accompanying notes are an integral part of the consolidated financial statements

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOOTNOTE INDEX

1.NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Organization and Operations:

Vidler Water Resources, Inc., together with its subsidiaries (collectively, “Vidler” or the “Company”), is a holding company. As of December 31, 2021, the Company has presented its consolidated financial statements and the accompanying notes to the consolidated financial statements using the guidelines prescribed for real estate companies, as the majority of the Company’s assets and operations are primarily engaged in real estate and related activities.

The Company’s most significant operating subsidiary as of December 31, 2021 was Vidler Water Company, Inc. (“Vidler Water”), a Nevada corporation. Vidler owns water resources and water storage in the southwestern United States, with assets and operations in Nevada, Arizona, Colorado, and New Mexico. Currently, Vidler is primarily focused on selling its existing water rights and storage credits.

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

Use of Estimates in Preparation of Financial Statements:

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock-based compensation, and contingent liabilities. While management believes that the carrying value of such assets and liabilities were appropriate as of December 31, 2021 and December 31, 2020, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

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

In assessing the realization of deferred income taxes, management considers whether it is more likely than not that any deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the period in which temporary differences become deductible. If it is more likely than not that some or all of the deferred income tax assets will not be realized a valuation allowance is recorded. At December 31, 2021, the Company concluded that it is more likely than not that some of its deferred tax assets will be realized, and accordingly, the valuation allowance was recorded only against the deferred tax assets that are not more likely than not to be realized.

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

For the years ended December 31, 2021 and December 31, 2020 there was no anti-dilution.

Recently Issued Accounting Pronouncements:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued guidance in response to concerns about the structural risks of interbank offered rates, and particularly the risk of cessation of the London Interbank Offered Rate (LIBOR). The cessation of the publication of LIBOR occurred on December 31, 2021. The Company has an operating agreement with Fish Springs Ranch, LLC which entitles Vidler Water to receive interest on certain development costs, construction costs, and accrued interest at a rate of LIBOR plus 450 basis points. The Company is in the process of evaluating the alternatives to the LIBOR rate.

2.    TANGIBLE WATER ASSETS AND REAL ESTATE, NET

The cost assigned to the various components of tangible water and real estate assets were as follows (in thousands):

	December 31,
	2021	2020
Tangible water assets	$21,667	$26,546
Real estate and improvements held and used, net of accumulated amortization of $12,003 at December 31, 2021 and December 31, 2020	9,469	9,469
Other real estate inventories	3,359	3,359
Total tangible water and real estate assets, net	$34,495	$39,374

The Company’s real estate improvements were fully depreciated at December 31, 2016.

3.    INTANGIBLE ASSETS

The Company’s carrying amounts of its intangible assets were as follows (in thousands):

	December 31,
	2021	2020
Pipeline rights, water rights, and water credits at Fish Springs Ranch	$80,860	$81,574
Pipeline rights and water rights at Carson-Lyon	26,323	25,643
Other	12,780	13,228
Total intangible assets	$119,963	$120,445

Fish Springs Ranch Pipeline Rights, Water Rights, and Water Credits:

There are 13,000 acre-feet per-year of permitted water rights at Fish Springs Ranch. The existing permit allows up to 8,000 acre-feet of water per year to be exported to support the development in the Reno, Nevada area. As of December 31, 2021, the Company has sold 372 acre-feet of water credits. Under a settlement agreement signed in 2007, the Pyramid Lake Paiute Tribe (the “Tribe”) agreed to not oppose any permitting activities for the pumping and export of groundwater in excess of 8,000 acre-feet of water per year, and in exchange, Fish Springs Ranch will pay the Tribe 12% of the gross sales price for each acre-foot of additional water that Fish Springs Ranch sells in excess of 8,000 acre-feet per year, up to 13,000 acre-feet per year. The obligation to expense and pay the 12% fee is due only if and when the Company sells water in excess of 8,000 acre-feet, and accordingly, Fish Springs Ranch will record the liability for such amounts as they become due upon the sale of any such excess water. Currently, Fish Springs Ranch does not have regulatory approval to export any water in excess of 8,000 acre-feet per year from Fish Springs Ranch to support further development in northern Reno, and it is uncertain whether such regulatory approval will be granted in the future.

Carson-Lyon Pipeline Rights and Water Rights:

During the year ended December 31, 2021 an additional 45 acre-feet of municipal and industrial designated groundwater rights were purchased for $690,000. No additional rights were purchased in 2020.

Impairment Losses:

There were no impairment losses recognized on intangible assets during the years ended December 31, 2021 and 2020.

4.    LEASES

The Company has an operating lease for the office located in Carson City, Nevada which include monthly rental payments. The operating lease for the office located in La Jolla, California concluded at the end of May 2020.

Leases consisted of the following (in thousands):

Leases	December 31, 2021	December 31, 2020
Assets
Operating lease ROU assets, net(1)	$240	$396
Liabilities
Operating lease liabilities	$240	$396

Weighted Average Remaining Lease Term	1.5 years	2.5 years

(1) Operating lease ROU assets are recorded net of accumulated amortization of $156,000 and $77,000 as of December 31, 2021 and December 31, 2020 respectively.

Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$156	$244

5.    COMMITMENTS AND CONTINGENCIES

The Company leases its office under a non-cancelable operating lease that expires in 2023. Rent expense for the years ended December 31, 2021 and 2020 for office space was $156,000 and $244,000, respectively.

Future minimum payments under all operating leases were as follows (in thousands):

Year ended December 31,
2022	$159
2023	81
Thereafter	—
Total	$240

Except as described in ITEM 1. BUSINESS, (Kane Springs), and in ITEM 7, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, LIQUIDITY AND CAPITAL RESOURCES (LEGAL DEVELOPMENTS), neither Vidler, nor our subsidiaries are parties to any potentially material pending legal proceedings.

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

6.    STOCK-BASED COMPENSATION

At December 31, 2021, the Company had one stock-based payment arrangement outstanding, the Vidler Water Resources, Inc. 2014 Equity Incentive Plan (the “2014 Plan”).

The 2014 Plan provides for the issuance of up to 3.3 million shares of common stock in the form of performance-based price-contingent stock options (“PBO”), restricted stock unit (“RSU”), stock-settled stock appreciation rights (“SAR”), non-statutory stock options, restricted stock awards (“RSA”), performance shares, performance units, deferred compensation awards, and other stock-based awards to employees, directors, and consultants of the Company (or any present or future parent or subsidiary corporation or other affiliated entity of the Company). The 2014 Plan allows for broker assisted cashless exercises and net-settlement of income taxes and employee withholding taxes. Upon exercise of a PBO, RSU, or SAR, the employee will receive newly issued shares of Vidler common stock with a fair value equal to the in-the-money value of the award, less applicable federal, state and local withholding and income taxes (however, the holder can elect to pay withholding taxes in cash).

The Company recorded total stock-based compensation expense of $108,000 and $540,000 during the years ended December 31, 2021 and 2020, respectively. The amounts recorded in 2021 and 2020 reflect the actual grant of RSU for bonus accruals made in 2020 and 2019 for 2020 and 2019 performance, respectively.

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

A summary of PBO activity was as follows:

	Performance-Based Options	Weighted-Average Exercise Price Per Share
Outstanding at December 31, 2019	167,619	$14.51
Granted	—
Forfeited	—
Outstanding at December 31,2020	167,619	$14.51
Granted	—
Forfeited	—
Outstanding at December 31, 2021	167,619	$14.51

At December 31, 2021, 167,619 PBO outstanding are exercisable for up to 10 years from the grant date.

	Performance-Based Options	Weighted-Average Exercise Price Per Share	Weighted-Average Contractual Term Remaining (Years)	Aggregate Intrinsic Value
Vested at December 31, 2019	167,619	$14.51	4.9	$—
Vested	—
Forfeited	—
Vested at December 31, 2020	167,619	$14.51	3.9	$—
Vested	—
Forfeited	—
Vested at December 31, 2021	167,619	$14.51	2.9	$—

For the years ended December 31, 2021 and 2020, there were no PBO exercisable as the market condition had not been met. There was no unrecognized compensation cost related to unvested PBO at December 31, 2021 and 2020.

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

A summary of RSU activity was as follows:

	RSU Shares	Weighted-Average Grant Date Fair Value Per Share
Outstanding and unvested at December 31, 2019	—	$—
Granted	58,938	$9.17
Vested	(58,938)	$9.17
Forfeited	—	$—
Outstanding and unvested at December 31, 2020	—	$—
Granted	11,975	$9.02
Vested	(11,975)	$9.02
Forfeited	—	$—
Outstanding and unvested at December 31, 2021	—	$—

There was no unrecognized compensation cost related to unvested RSU for the years ended December 31, 2021, and 2020.

7.    FEDERAL AND STATE CURRENT AND DEFERRED INCOME TAX

The Company and its subsidiaries file a consolidated federal income tax return. Companies that are less than 80% owned corporations, or entities that are treated as partnerships for federal income tax purposes, file separate federal income tax returns. All of the Company’s pre-tax book income from continuing operations in each of the two years ended December 31, 2021 and 2020 was generated in the U.S. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The Company’s income tax (provision) benefit for federal and state income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current tax (provision) benefit	$(55)	$(7)
Deferred tax benefit	18,165	9,340
Total income tax benefit	$18,110	$9,333

The difference between income taxes provided at the Company’s federal statutory rate and effective tax rate was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Federal income tax (provision) benefit at statutory rate	$(3,108)	$(147)
Change in valuation allowance	21,718	10,275
State taxes, net of federal benefit	(338)	373
Expired credits		(1,505)
Deferred Tax true ups	66	362
Other	(228)	(25)
Total income tax benefit	$18,110	$9,333

The significant components of deferred income tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating losses, capital losses, and tax credit carryforwards	$54,449	$57,901
Impairment loss on water assets	9,155	9,864
Employee benefits, including stock-based compensation	1,098	556
Excess tax basis in affiliate	459	475
Fixed assets	674	700
Other, net	441	450
Total deferred tax assets	66,276	69,946
Deferred tax liabilities:
Revaluation of real estate and water assets	2,005	2,072
Other, net	399	449
Total deferred tax liabilities	2,404	2,521
Valuation allowance	(36,367)	(58,085)
Net deferred income tax asset	$27,505	$9,340

Deferred tax assets and liabilities and federal income tax expense in future years can be significantly affected by changes in circumstances that would influence management’s conclusions as to the ultimate realization of deferred tax assets. Valuation allowances are established and maintained for deferred tax assets on a “more likely than not” threshold. At December 31, 2011, the Company considered it more likely than not that the deferred tax assets would not be realized and a full valuation allowance was provided. At December 31, 2020, after evaluating the evidence, including positive objective evidence in the form of three years of cumulative historical pre-tax book income, management concluded that there was sufficient positive evidence to enable the Company to conclude that it was “more likely than not” that certain of these deferred tax assets would be realized, and the Company released a portion of the valuation allowance which resulted in the recognition of certain deferred tax assets with a corresponding decrease to income tax expense of $9.3 million for the year ended December 31, 2020. At December 31, 2021 an additional $21.7 million of valuation allowance was released.

The Company had net operating loss carryforwards, federal tax credit carryforwards, and state capital loss carryforwards as of December 31, 2021, that will expire if not utilized. The following table summarizes such carryforwards and their expiration as follows (in thousands):

	Federal Net Operating Losses	Federal Tax Credits	State Net Operating Losses	State and Federal Capital Losses
Expire 2022	$—	$177	$—	$82,807
Expire 2023 through 2027	—	445	—	1,435
Expire 2028 through 2032	34,745	3,459	34,097	—
Expire 2033 through 2038	98,705	1,104	91,842	—
Indefinite Expiry	6,256	—	—	—
Total	$139,706	$5,185	$125,939	$84,242

Utilization of the Company's U.S. federal and certain state net operating loss and tax credit carryovers may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such an annual limitation could result in the expiration of the net operating loss carryforwards before utilization. As of December 31, 2021, the Company believes that utilization of its federal net operating losses and federal tax credits are not limited under any ownership change limitations provided under the Internal Revenue Code. The tax benefit preservation plan readopted by the Company in 2020 provides protections to preserve the Company’s ability to utilize its net operating loss carryforwards as a result of certain stock ownership changes in the future.

The Company does not have any uncertain tax benefits recorded for the years ended December 31, 2021 and 2020. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits in its provision for income taxes. For the years ended December 31, 2021 and 2020 the Company has not recorded any interest or penalties related to uncertain tax benefits.

The Company is subject to taxation in the U.S. and various state jurisdictions. As of December 31, 2021, the Company's statute is open from 2017 and 2016 forward for federal and for state tax purposes, respectively. However, years prior to 2016 could still be considered open for adjustment to NOL and tax credit carryforwards.

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

In the event that any Plan Participant’s employment with the Company is terminated in certain circumstances as provided in a written agreement between the Company and such Plan Participant, as applicable, the terminated individual will be entitled to payment of an amount under the Amended Bonus Plan for a portion of the year in which such termination occurs. In order to calculate such amount, the Compensation Committee will first determine the Total Net Gain for the portion of the year prior to such individual’s termination (which Total Net Gain will be determined in the same manner as described above based on the actual revenues or other income of the Company (including sales or other dispositions of assets) during such partial year period; provided, however, that the amount of administrative expenses for such portion of the year will be prorated based on the Compensation Committee’s estimate of the total amount of administrative expenses for such year) (such amount, the “Pro Rata Net Gain”). Second, the Pro Rata Net Gain is multiplied by an adjustment factor which is the greater of (i) a fraction, the numerator of which is the amount of cash distributed (or committed to be distributed) to the Company’s shareholders in connection with the Company’s sale (or other disposition) of assets during such portion of the year, and the denominator of which is the total amount of cash received for which all assets were sold (or otherwise disposed of) during such portion of the year, or (ii) such percentage (not to exceed 100%) as the Compensation Committee determines in its sole discretion to utilize as the Adjustment Factor. The resulting amount is multiplied by 8.75% to arrive at the “Termination Bonus Pool.” In the event that any Plan Participant is entitled to payment of an amount under the Amended Bonus Plan for the portion of the year in which such individual’s termination occurs, such amount will be paid in the form of cash and will be equal to a percentage of the Termination Bonus Pool corresponding to such individual’s allocated percentage of the Bonus Pool.

Under the terms of the Amended Bonus Plan the Company accrued $1.2 million for the year ended December 31, 2021 and $20,500 for the year ended December 31, 2020.

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

These include controls and procedures designed to ensure that this information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of the Chief Executive and Chief Financial Officers, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2021. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on this assessment, management, with the participation of the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on the COSO criteria (2013).

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item regarding directors will be set forth in the section headed “Election of Directors” in our definitive proxy statement with respect to our 2022 annual meeting of shareholders (the “2022 proxy statement”), to be filed on or before April 30, 2022 and is incorporated herein by reference. The information required by this item regarding the Company’s code of ethics will be set forth in the section headed “Code of Ethics” in the 2022 proxy statement and is incorporated herein by reference. Information regarding executive officers is set forth in Item 1 of Part 1 of this Report under the caption “Executive Officers.” Other information required by this item will be set forth in the sections headed “Corporate Governance” and “Delinquent Section 16(a) Reports” in the 2022 proxy statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will be set forth in the section headed “Executive Compensation and Related Information” in the 2022 proxy statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the sections headed “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2022 proxy statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the section headed “Certain Relationships and Related Persons Transactions” and “Compensation Committee, Interlocks and Insider Participation” in the 2022 proxy statement and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be set forth in the sections headed “Independent Registered Public Accounting Firm Fees” and “Audit Committee Pre-Approval Policy” in the 2022 proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)FINANCIAL SCHEDULES AND EXHIBITS

1.Exhibits

Exhibit Number	Description
3.1A	Certificate of Incorporation of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.) (2)
3.1 B	Certificate of Amendment of Certificate of Incorporation of PICO Holdings Inc. (now known as Vidler Water Resources, Inc.) (13)
3.2	Amended and Restated Bylaws of Vidler Water Resources, Inc. (13)
3.3	2020 Amended Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.) (3)
4.1	2020 Section 382 Rights Agreement, dated as of July 24, 2020 between PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.) and Computershare Trust Company, N.A. (3)
4.2	Vidler Water Resources, Inc. Stock Certificate. (4)
4.3	Description of Securities (12)
10.1†
PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). 2014 Equity Incentive Plan, Stock Option Grant Notice, Stock Option Award Agreement, Stock Option Notice of Exercise, Restricted Stock Unit Grant Notice, Restricted Stock Unit Award Agreement, and Restricted Stock Deferral Election Form. (7)

10.2	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada dated October 16, 2007. (10)
10.3†	Employment Agreement, dated August 8, 2018, by and between PICO Holdings, Inc (now known as Vidler Water Resources Inc.). and Maxim C.W. Webb. (1)
10.4†	Employment Agreement, dated August 8, 2018, by and between PICO Holdings, Inc. (now known as Vidler Water Resouces Inc.) and Dorothy Timian-Palmer. (1)
10.5†	PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). Amended and Restated Executive Bonus Plan. (1)
10.6†	PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). Amended and Restated Nonemployee Director Compensation Policy (8)
10.7	Form of Indemnity Agreement with directors and executive officers of PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). and each of its subsidiaries. (4)
10.8†	Directorship Letter Agreement with Eric Speron dated December 18, 2015. (11)
21.1	Subsidiaries of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.)
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.
(1)	Incorporated by reference to Form 8-K filed with the SEC on August 8, 2018.

Exhibit Number	Description
(2)	Incorporated by reference to Form 8-K filed with the SEC on June 1, 2017.
(3)	Incorporated by reference to Form 8-A filed with the SEC on July 24, 2020.
(4)	Incorporated by reference to Form 8-K filed with the SEC on March 8, 2021..
(5)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019
(6)	Incorporated by reference to Form 8-K filed with the SEC on August 6, 2015.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2019.
(9)	Incorporated by reference to Form 8-K filed with the SEC on December 15, 2016.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(11)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2015.
(12)	Incorporated by reference to Form S-3 filed with the SEC on November 14, 2014.
(13)	Incorporated by reference to Form 8-K filed with the SEC on March 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 21, 2022	Vidler Water Resources, Inc. By: /s/ Dorothy A. Timian-Pamer Dorothy A. Timian-Palmer Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 21, 2022 by the following persons on behalf of the Registrant and in the capacities indicated.

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