Form 10-K/A
period 2021-12-31
VIDLER WATER RESOURCES, INC.
filed 2022-05-02
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

Vidler Water Resources, Inc. (the “Company,” “our,” “us” or “we”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2022 (the “Original Filing”), to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year. We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we will not file a definitive proxy statement containing this information within 120 days after the end of the fiscal year covered by the Form 10-K.

This Amendment No. 1 also amends Item 8 of the Original Filing to correct the signing date of the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP (the “Audit Report”), which was inadvertently included as March 21, 2021, rather than March 21, 2022. We are including Item 8, “Financial Statements and Supplementary Data” in its entirety and without any change from the Original Filing other than correcting the date of the Audit Report.

This Amendment No. 1 includes Items 8, 10, 11, 12, 13 and 14 of Part III of the Form 10-K. In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.3 and 31.4 hereto. We are also including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as the financial statements are being filed with this Amendment No. 1.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way the financial statements, consents or any other items disclosures made in the Form 10-K in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

ANNUAL REPORT ON FORM 10-K/A

PART II

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
March 21, 2022

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

CORPORATE GOVERNANCE

Director Independence

Our Board of Directors has determined that Mr. Bylinsky, Mr. Speron, and Ms. Weymouth are independent directors under applicable rules of the NASDAQ Stock Market. Ms. Timian-Palmer and Mr. Webb are not independent directors under those standards, as Mr. Webb and Ms. Timian-Palmer are employees of our Company. The independent directors have regularly scheduled executive session meetings at which only the independent directors are present. During 2021, executive sessions were led by Mr. Speron, who was appointed Lead Independent Director at our 2018 Annual Meeting of Shareholders. An executive session is held in conjunction with each regularly scheduled quarterly Board meeting, and other sessions may be called by the Lead Independent Director at his discretion or at the request of our Board of Directors.

Board Leadership Structure

The Corporate Governance and Nominating Committee (the “Governance Committee”) is responsible for reviewing and making recommendations to our Board of Directors regarding the Board’s leadership structure. In August 2018, Mr. Maxim C. W. Webb resigned as President and Chief Executive Officer and became our Executive Chairman. At the same time, Ms. Dorothy Timian - Palmer was appointed as our new President and Chief Executive Officer. The role of the Executive Chairman is to manage the affairs of our Board of Directors, including ensuring that our Board of Directors is organized properly, functions effectively, and meets its obligations and responsibilities. The Executive Chairman also develops agendas and presides at all meetings of our Board of Directors and shareholders. In May 2019 upon the departure of the previous Chief Financial Officer (“CFO”), Mr. Maxim C.W. Webb was appointed the new CFO of the Company. The Governance Committee also believes that it is advantageous to have an Executive Chairman with an extensive history with and knowledge of the Company, compared to an independent Chairman, who may not have the same level of Company experience.

The Board of Directors appointed Mr. Speron as the Lead Independent Director to help reinforce the independence of the Board of Directors as a whole. The Lead Independent Director is empowered, among other duties and responsibilities, to approve agendas and meeting schedules for regular Board of Directors meetings, preside over Board of Directors meetings in the absence of the Chairman, preside over and establish the agendas for meetings of the independent directors, act as liaison between the Chairman and the independent directors, approve information sent to the Board of Directors, preside over any portions of Board of Directors meetings at which the evaluation or compensation of the Executive Chairman is presented or discussed and, upon request, act as a liaison to shareholders. In addition, it is the responsibility of the Lead Independent Director to coordinate with the Board of Directors and management to determine and implement responses to any problematic risk management issues. As a result, the Board of Directors believes that the Lead Independent Director can help ensure the effective independent functioning of the Board of Directors in its oversight responsibilities. In addition, the Board of Directors believes that the Lead Independent Director is better positioned to build a consensus among directors and to serve as a conduit between the other independent directors and the Chairman, for example, by facilitating the inclusion on meeting agendas of matters of concern to the independent directors. In light of the Executive Chairman’s extensive history with and knowledge of the Company, and because the Lead Independent Director is empowered to play a significant role in the Board of Directors’ leadership and in reinforcing the independence of the Board of Directors, we believe that it is advantageous for the Company to have an Executive Chairman.

Role of the Board of Directors in Risk Oversight

Our Board of Directors as a group is responsible for all risk oversight of our Company and, as such, has full access to management so that it can maintain open and continuous communication that ensures that the risks associated with the various aspects of our Company’s businesses are appropriately identified and addressed. In addition, each of our committees oversees a portion of the Company’s risk framework and controls. Our Compensation Committee reviews the risks associated with compensation incentives.

Our Audit Committee oversees the risks associated with (a) our financial statements, financial and liquidity risk exposures, including any material and pending legal proceedings and significant transactions, (b) fraud, (c) security of and risks related to information technology systems and procedures, and (d) related party transactions and actual and potential conflicts of interests. Our Corporate Governance and Nominating Committee oversees the policies and procedures related to director and management succession and transition.

In carrying out each of their responsibilities in overseeing the Company’s policies with respect to risk, the committees discuss the issues with internal personnel and third parties they consider appropriate. After review and discussion, the committees evaluate and report to our full Board of Directors each of their respective findings and recommendations. Our Board of Directors is ultimately responsible for the adoption of any committee recommendations.

The Company’s leadership structure complements our Board of Directors’ risk oversight function. The role of Lead Independent Director promotes effective consideration of matters presenting significant risks to the Company. Our Board of Directors regularly reviews its leadership structure and evaluates whether it is functioning effectively. Our Board of Directors’ role of risk oversight has not specifically affected its leadership structure.

Committees of the Board of Directors

Our Board of Directors has three standing committees: the Audit Committee, the Compensation Committee, and the Governance Committee, all of which are, and during 2021 were, composed solely of independent directors. The committees operate pursuant to written charters, that are available on our website under “Corporate Governance” at http://www.vidlerwater.com (the information on our website is not incorporated by reference into this proxy statement).

The following table sets forth the current members of each committee and the number of meetings held by each committee in 2021:

Name of Director	Audit	Compensation	Corporate Governance and Nominating
Mr. Maxim C.W. Webb (1)
Ms. Dorothy A. Timian-Palmer (1)
Mr. Eric H. Speron, Lead Independent Director (2)(3)	Member	Chair	Member
Mr. Gregory E. Bylinsky	Chair	Member	Member
Ms. Nicole L. Weymouth	Member	Member	Chair
Number of meetings held in 2021	5	5	3

(1) Not an Independent Director.
(2) Financial Expert.
(3) Effective as of the date of our 2018 Annual Meeting of Shareholders, Mr. Speron was appointed to serve as Lead Independent Director.

Audit Committee. The Audit Committee consists of Mr. Bylinsky, Chair, Mr. Speron, and Ms. Weymouth, none of whom has been or is an officer or employee of our Company. Each member of the Audit Committee, in the judgment of our Board of Directors, is independent under applicable rules of the NASDAQ stock market and Rule 10A-3(b)(1)(ii) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).

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

The Audit Committee has the authority, in its discretion, to order interim and unscheduled audits to investigate any matter brought to its attention and to perform such other duties as may be assigned to it from time to time by our Board of Directors. In fulfilling its oversight responsibilities, the Audit Committee reviewed and discussed with management the audited consolidated financial statements in the Annual Report on Form 10-K for the year ended December 31, 2020, its accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. A copy of the Audit Committee’s Charter is posted on our website under “Corporate Governance” at http://www.vidlerwater.com (the information on our website is not incorporated by reference into this proxy statement).

Audit Committee Financial Experts. Our Board of Directors has determined that Mr. Speron qualifies as an audit committee financial expert under SEC rules.

Compensation Committee. The Compensation Committee’s members are Mr. Speron, Chair, Mr. Bylinsky, and Ms. Weymouth. None of its members is or has been an officer or employee of our Company, and our Board of Directors has determined that each member of the Compensation Committee is independent under applicable rules of the NASDAQ stock market.

The functions of the Compensation Committee include: (a) setting all executive compensation (including but not limited to salary, bonus, incentive compensation, equity awards, benefits and perquisites); (b) reviewing and making recommendations to our Board of Directors regarding our overall compensation philosophy, policies and plans; (c) assisting the Chairman of the Board in reviewing the compensation for non-employee directors, including making recommendations for changes in the compensation program; (d) reviewing and making recommendations to our Board of Directors with respect to the establishment and terms of incentive compensation plans and equity compensation plans, and administration of such plans; and (e) reviewing and making recommendations to our Board of Directors with respect to the grant of awards under our equity incentive plans. The Compensation Committee’s goals are to attract and retain qualified directors and key executives critical to our long-term success, to reward executives for our long-term success and the enhancement of shareholder value, and to integrate executive compensation with both annual and long-term financial results. Additional information on the Compensation Committee’s processes and procedures for consideration of executive compensation are addressed in the Compensation Discussion and Analysis below. A copy of the Compensation Committee’s Charter is posted on our website under “Corporate Governance” at http://www.vidlerwater.com. The information on our website is not incorporated by reference into this proxy statement.

Governance Committee. The Governance Committee’s members are Ms. Weymouth, Chair, Mr. Speron, and Mr. Bylinsky. None of its members is or has been an officer or employee of our Company. In the judgment of our Board of Directors, each committee member is independent under the applicable rules of the NASDAQ stock market. The functions of the Governance Committee include: (a) identifying, reviewing, evaluating and selecting candidates to be nominated for election to our Board of Directors; (b) identifying and recommending members of the Board of Directors to committees; (c) overseeing and implementing the system of corporate governance for the Company; and (d) overseeing the plans and process to monitor, control, and minimize our risks and exposures. A copy of the Governance Committee’s Charter is posted on our website under “Corporate Governance” at http://www.vidlerwater.com.

Director nominees. Our Governance Committee works with our Board of Directors to determine the appropriate characteristics, skills, and experience for our Board of Directors, as a whole, and its individual members. This evaluation includes issues of diversity, age, skills, and experience - all in the context of an assessment of the perceived needs of our Board of Directors at that time. In evaluating the suitability of individual members of our Board of Directors for continued service, as well as potential new candidates for our Board of Directors, our Governance Committee and our Board of Directors take into account many factors, including:

•business experience;
•academic credentials;
•inter-personal skills;
•the ability to understand our business;
•leadership skills;
•the understanding of the responsibilities of being a director of a publicly held company;
•corporate experience;
•prior experience on other boards of directors; and
•the potential for contributing to our success.

Although we do not currently have a policy with regard to the formal consideration of diversity in identifying candidates for election to our Board of Directors, our Governance Committee recognizes the benefits associated with a diverse board, and takes diversity considerations into account when identifying candidates. Our Corporate Governance and Nominating Committee utilizes a broad conception of diversity, including diversity of professional experience, employment history, prior experience on other boards of directors, and more familiar diversity concepts such as race, gender and national origin. We endeavor to have our Board of Directors represent diverse experience at policy-making levels in business, government, and education, and in areas that are relevant to our activities. Directors should have experience in positions with a high degree of responsibility and be leaders in the companies or institutions with which they are affiliated. These factors, and others considered useful by our Governance Committee, will be reviewed in the context of an assessment of the perceived needs of our Board of Directors at a particular time.

Directors are expected to possess the highest personal and professional ethics, integrity and values, and be committed to representing the long-term interests of our stockholders. They must also have an inquisitive and objective perspective and mature judgment. Members of our Board of Directors are expected to rigorously prepare for, attend, and participate in all Board of Directors and applicable committee meetings.

Our Governance Committee will consider nominees recommended by shareholders; however, such recommendations must be timely submitted in writing to our Corporate Secretary along with the candidate’s resume and any other relevant information. See “Shareholder Nomination of Directors” below.

Corporate Governance Guidelines (including Majority Voting Policy and Stock Ownership Guidelines)

We have adopted Corporate Governance Guidelines (that were last updated by our Board of Directors on November 4, 2020) and are posted on our website under “Corporate Governance” at http://www.vidlerwater.com (the information on our website is not incorporated by reference into this proxy statement). These Corporate Governance Guidelines set forth policies intended to guide our Board of Directors in its governance practices. In addition to addressing many of the items discussed in this Corporate Governance section, our Corporate Governance Guidelines include stock ownership guidelines (which are discussed in greater detail in the Compensation Discussion and Analysis section of this proxy statement), and a majority voting policy.

Under our majority voting policy, even though directors are elected by plurality vote, if a director receives in an uncontested election a greater number of “Withhold” votes than votes cast “For” his or her election, our Governance Committee will undertake an evaluation of the appropriateness of the director’s continued service on our Board of Directors. In performing this evaluation, our Governance Committee will review all factors deemed relevant, including the stated reasons why shareholders withheld votes for election from such director, the director’s length of service, his or her past contributions to the Company and our Board of Directors, including committee service, and the availability of other qualified candidates. Our Governance Committee will then make its recommendation to our Board of Directors. Our Board of Directors will review this recommendation and consider such other factors and written information as it deems relevant.

Our Board of Directors will act on the committee’s recommendation, no later than 90 days following the date of the shareholders meeting. If our Board of Directors determines remedial action is appropriate, the director shall promptly take the action as requested by our Board of Directors. If the director does not promptly take the recommended remedial action, or if our Board of Directors determines that immediate resignation is in the best interests of the Company and its shareholders, the director shall promptly tender his or her resignation, upon request from our Board of Directors.

We will publicly disclose our Board of Directors’ decision within four business days in a Current Report on Form 8-K filed with the SEC, providing an explanation of the process by which the decision was reached and, if applicable, the reason for not requesting the director’s resignation. The director in question will not participate in our Governance Committee’s or our Board of Directors’ discussion and analysis.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) applicable to all directors, officers, and employees. A copy may be obtained without charge by writing to our Corporate Secretary at 3480 GS Richards Blvd, Suite 101, Carson City, Nevada 89703. It is also posted on our web site under “Corporate Governance” at http://www.vidlerwater.com (the information on our website is not incorporated by reference into this proxy statement). As of the date of this Proxy, there have been no waivers granted of our Code of Conduct.

Amendments to or waivers of our Code of Business Conduct and Ethics granted to any of our directors or executive officers will be published promptly on our web site.

PROCESS FOR SHAREHOLDERS TO COMMUNICATE WITH BOARD OF DIRECTORS

Individuals may contact our entire Board of Directors or an individual director by sending a written communication to our Board of Directors or such director in care of:

Corporate Secretary
Vidler Water Resources, Inc.
3480 GS Richards Blvd, Suite 101
Carson City, NV 89703

Each communication must set forth the name and address of the shareholder on whose behalf the communication is sent. Our Corporate Secretary may review the letter or communication to determine whether it is appropriate for presentation to our Board of Directors or to the directors or director specified. Advertisements, solicitations or hostile communications will not be presented. Communications determined by the corporate secretary to be appropriate for presentation will be submitted to our Board of Directors or to the directors or director specified immediately thereafter. If no director is specified, our Corporate Secretary will immediately forward appropriate letters or communications to our Chairman of the Board of Directors.

A shareholder wishing to communicate directly with the non-management members of our Board of Directors may address the communication to “Non-Management Directors, c/o Board of Directors” at the same address above. These communications will be handled by our Chairman of the Audit Committee. Finally, communications can be sent directly to individual directors by addressing letters to the director’s individual name, c/o the Board of Directors, at the address above.

Biographical Information of Directors

The following table and biographical descriptions set forth certain information with respect to the each member whom is currently serving as a director and, unless otherwise specified, has served continuously since elected. This information is based on information furnished to us by each such nominee. The ages listed below are as of April 6, 2022.

Name	Age	Director Since	Positions Held with the Company (other than Director)
Mr. Gregory E. Bylinsky	55	2017
Ms. Dorothy A. Timian-Palmer	64	2018	President and Chief Executive Officer
Mr. Eric H. Speron	42	2016
Mr. Maxim C.W. Webb	61	2016	Executive Chairman, Chief Financial Officer and Secretary
Ms. Nicole L. Weymouth	47	2018

Each of our members of the board has an established record of professional accomplishment in his or her chosen field, the ability to contribute positively to the collaborative culture among board members, as well as professional and personal experiences and expertise relevant to our objective of monetizing assets and returning capital back to shareholders. All of our directors develop and continue to oversee the long-term strategy, management structure, and corporate governance programs that are in place today. The following provides further biographical and other information about our five directors.

Mr. Gregory E. Bylinsky was appointed to our Board of Directors in May 2017. Mr. Bylinsky is a co-founder, partner and portfolio manager of Bandera Partners LLC, an investment firm, since July 2006. Prior to founding Bandera Partners, Mr. Bylinsky was a co-founder, partner and portfolio manager of Lime Capital Management LLC, an investment firm, from December 1999 to July 2006. Mr. Bylinsky was a managing director of Tower Research Capital LLC, an affiliate of Lime Capital Management LLC, from April 1998 to December 1999. From September 1994 to April 1998 Mr. Bylinsky practiced law at Kaye Scholer LLP, specializing in complex securities and intellectual property litigation. Mr. Bylinsky graduated cum laude from Yale University, earning a B.A. in History, and graduated cum laude from Harvard Law School, earning a J.D. Mr. Bylinsky also serves on the board of directors of Fastcase, Inc., a legal data provider.

We believe Mr. Bylinsky’s broad financial, management and legal background, including extensive experience in investment and asset management, as well as his company board experience qualifies him to serve on our Board of Directors. His experience provides him valuable insight into both management and operations of a business and the governance and oversight matters facing companies and led to our conclusion that he should serve on our Board of Directors.

Ms. Dorothy A. Timian-Palmer was appointed to our Board of Directors in March 2018 and appointed President and Chief Executive Officer in August 2018. Ms. Timian-Palmer has served as the President and Chief Executive Officer of Vidler Water Company, our wholly-owned subsidiary that owns water resources and water storage operations in the southwestern United States, since October 2016. Ms. Timian-Palmer has 36 years of experience in the water resources field, including both agricultural and municipal water management. During her engineering career she held the position of Utilities Director for Carson City, Nevada, one of the fastest growth areas in the West. Under her leadership, water management programs such as groundwater recharge, conjunctive use management, and wastewater reuse were implemented. Ms. Timian-Palmer has extensive experience in water rights acquisition, rate making theory, water production and storage, water treatment, and supply distribution. She holds State of Nevada licenses for both Professional Civil Engineering and Water Right Surveying. Ms.Timian-Palmer is a 1983 graduate from the University of Arizona, with a Bachelor of Science degree in Engineering, specializing in water resources.

We believe Ms. Timian-Palmer’s knowledge of the operations of Vidler Water Company, and her extensive experience and expertise in the water resources field generally, qualifies her to serve on our Board of Directors. This experience and insight led to our conclusion that she should serve on our Board of Directors.

Mr. Eric H. Speron was appointed to our Board of Directors in January 2016. Mr. Speron is a Portfolio Manager at First Foundation Advisors, the investment management division of First Foundation Inc. (NASDAQ:FFWM). Mr. Speron is a current board member at Keweenaw Land Association(OTC:KEWL) and formerly a board member of UCP, Inc. At First Foundation he helps lead the First Foundation Advisors’ High Quality Core Portfolio as well as the Portfolio Manager of the First Foundation Total Return Fund(NASDAQ:FBBYX). As a member of the First Foundation Advisors Investment Committee he also helps shape the multi-asset portfolio investment process. Mr. Speron is currently a member of the CFA Institute and the Orange County Society of Financial Analysts. He joined First Foundation Advisors in 2007 from JPMorgan’s Institutional Equity division. Mr. Speron earned a Bachelor of Arts Degree with a double major from Georgetown University in History & Government with a minor in English.

We believe that Mr. Speron’s extensive familiarity with our Company gained from being an investor in our Company, his understanding of our business model, his experience analyzing investments and making investment decisions, and his perspective as a large shareholder can greatly benefit us and makes him a valuable addition to our Board of Directors.

Mr. Maxim C.W. Webb was appointed Executive Chairman in August 2018 and appointed Chief Financial Officer and Secretary on May 3, 2019. Prior to this appointment he served as our President and Chief Executive Officer since October 2016, and was appointed to our Board of Directors in October 2016 and as Chairman of the Board in December 2016. Mr. Webb had previously served as our Chief Financial Officer and Treasurer since 2001 and as Vice President, Investments since November 1998. He served in various capacities with the Global Equity Corporation group of companies since 1993, including Vice President, Investments of Forbes Ceylon Limited from 1994 through 1996. Prior to joining the Global Equity Corporation group, Mr. Webb worked for KPMG in the London and Toronto offices. Mr. Webb holds a B.Sc. in Biology from the University of London and is a member of the Institute of Chartered Accountants in England & Wales.

We believe that Mr. Webb’s extensive experience and knowledge of the Company’s strategy, operations and financial matters provides invaluable insight to our Board of Directors as it reviews the Company’s strategic and financial plans leading to our conclusion that Mr. Webb should continue to serve on our Board of Directors.

Ms. Nicole L. Weymouth was appointed to our Board of Directors in March 2018. Since November 2016, Ms. Weymouth has served as the Deputy Environmental Manager in the New York City office of WSP USA, a global engineering and professional consultancy. She directs the environmental planning group and manages environmental impact statements for large development projects. As an environmental engineer and consultant for over twenty years, Ms. Weymouth has addressed a wide range of environmental issues, including water quality and impacts from development of water resources. Ms. Weymouth has worked on behalf of both government and private sector clients on infrastructure and transportation projects such as airport redevelopment, highway expansion, and coastal resiliency. Prior to working at WSP, from Ms. Weymouth was a Senior Environmental Planner at AECOM, from March 2012 to November 2016, where she oversaw multiple environmental assessments for major New York City projects. Ms. Weymouth graduated from the Massachusetts Institute of Technology, earning a B.S. in Environmental Engineering, and earned a Masters of Urban and Environmental Planning from the University of Virginia.

We believe Ms. Weymouth's extensive background in environmental planning, engineering and regulation qualifies her to serve on our Board of Directors. Her experience provides valuable insight into the water resources field and the related development and regulatory environment, leading to our conclusion that she should serve on our Board of Directors.

Executive Officers

Ms. Timian-Palmer and Mr. Webb are our only executive officers and also serve as directors. Each of our executive officers serves at the discretion of our board of directors and holds office until their successor is duly elected and qualified or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

For brief biographies of Ms. Timian-Palmer and Mr. Webb, see the section of this Annual Report on Form 10-K/A above titled “Biographical Information of Directors.”

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Philosophy

Overview

This section describes our executive compensation policies and how and why our Compensation Committee arrived at specific compensation decisions. The following named executive officers (“NEOs”), whose compensation is set forth in the Summary Compensation Table and other compensation tables below are:

●	Dorothy A. Timian-Palmer	President and Chief Executive Officer
●	Maxim C.W. Webb	Executive Chairman, Chief Financial Officer and Secretary

Executive Compensation Overview

Our Business Model

Our objective is to maximize long-term shareholder value. Currently, we believe the highest potential return to our shareholders is from a return of capital. As we monetize assets, rather than reinvest the proceeds, we intend to return capital to shareholders through a stock repurchase program or by other means such as special dividends. Nonetheless, we may, from time to time, reinvest a portion of proceeds from asset monetizations in further development of existing assets, if we believe the returns on such reinvestment outweigh the benefits of a return of capital.

As a holding company for our primary holding, Vidler Water Company, Inc., our strategic mission has been to maximize long-term shareholder value by identifying and developing undervalued water resource assets. To do this we have:

(i)sought to evaluate, acquire and develop water resource assets in the southwestern United States at valuations that we believed provided significant downside risk protection;
(ii)sought to enhance the value of those water resource assets through our operational expertise, development activities, transaction structure and efficient use of capital; and
(iii)attempted to achieve gains on our invested capital through both operating returns and disposition of assets at appropriate times.

Our Business Model Drives our Compensation Philosophy and Programs

Our present business strategy requires a management team that functions within an entrepreneurial culture with demonstrated expertise in asset and business disposals and financial management and business operations. Our management team must review, operate, and manage (prior to asset monetization) a broad range of unique and strategic water assets, and exhibit skill navigating complex public company reporting and corporate governance matters.

Asset dispositions frequently occur several years following our acquisition of such assets. Although we may pay our incentive compensation awards in a particular year, for past performance, this compensation is often a result of years of cumulative efforts that are recognized when there is a monetization event. This practice seeks to closely align the compensation of our executive officers with our long-term corporate objectives and risk tolerance and the long-term interests of our shareholders.

In 2018, we adopted an amended and restated executive bonus plan (the “Bonus Plan”), which superseded the Company’s prior bonus plan adopted at the end of 2016. The Compensation Committee believes that the Bonus Plan more closely aligns the bonus incentives available to Ms. Timian-Palmer and Mr. Webb with the best interests of the shareholders by adding to the bonus formula a time value of money charge against invested capital, and by constituting 50% of the bonus payment as RSUs. The Compensation Committee narrowed the scope of the Bonus Plan to just Ms. Timian-Palmer and Mr. Webb in order to finance this modest capital charge while retaining competitive compensation levels for our leadership.

As described below under “Bonus Plan in Effect for 2021 and 2020”, the Bonus Plan includes a bonus pool factor that is based on total net gain, which is determined by calculating the total revenues and other income of the Company during the year (other than certain specified revenues and other income) and deducting from that amount (i) gross invested capital of each Company asset (other than certain excluded assets) that was sold or otherwise disposed of during such year, (ii) an amount equal to the aggregate of the gross invested capital for each relevant asset as determined pursuant to the immediately preceding clause (i), multiplied by the number of years (including any partial year) elapsed between January 1, 2018, and the date of the sale or other disposal of such asset, multiplied by 5%, and (iii) the annual administrative expenses incurred. The plan was effective on January 1, 2018, for the 2018 calendar year with a five year term ending December 31, 2022. The Bonus Plan replaced and superseded all prior bonus plans and programs for our NEOs.

Corporate Governance Highlights

	What we do		What we don't do
✓	Design executive compensation programs to align pay with performance so that a significant portion of compensation is “at-risk” based on corporate performance	☒	No guaranteed bonuses
✓	Use multi-year performance periods	☒	No hedging or pledging by executive officers or directors
✓	Provide "double-trigger" change in control benefits	☒	No tax gross-ups
✓	Maintain stock ownership guidelines	☒	No excessive perquisites
✓	Maintain clawback policy	☒	No repricing of underwater stock options
Executive Compensation Program

Our Compensation Philosophy

We seek to align all compensation with our shareholders’ interests and the Company's performance. We aim to hire qualified individuals, pay them for performance that is measured by increases in shareholder value, and retain the team that is instrumental to executing our business plan. We define a qualified individual as someone who is intelligent, resourceful, experienced, able to consistently produce high quality work product, displays a professional and positive attitude, and is productive and ethical. A relatively small number of people have been part of the core team of executives responsible for driving our performance over the long-term. Our CEO and Executive Chairman and CFO have been employed with us for approximately 24 and 28 years, respectively. We consider retention of our key executives important because they have acquired a valuable and specific skill set over the years with us that would be difficult to replace. Our small management team provides for more efficient decision making and greater accountability.

In line with our philosophy to reward our executive officers for successful performance, our cash incentive awards are tied to the economic value created by asset monetizations and the return of capital to shareholders. Under our current executive bonus plan, for purposes of determining the bonus pool, the formula for calculating the total net gain for all assets sold or otherwise disposed of by the Company, as well as all assets distributed directly to the Company’s shareholders, requires the deduction of the gross invested capital of each such asset, the annual administrative expenses incurred in the bonus year, as well as a deduction for the time value of money.

We have also used changes in our stock price as a metric for measuring our long-term performance. However, in conjunction with our business model, we anticipate granting stock-based compensation to our NEOs only if an award is earned under the Bonus Plan further discussed below under the section titled “2021 and2020 Executive Compensation Decisions - 2021 and 2020Compensation - Bonus Plans in Effect for 2021 and 2020.”

The Role of the Compensation Committee in Determining Executive Compensation

Our executive compensation program is subject to a thorough review process that includes Compensation Committee review and approval of compensation program design and practices, feedback from our shareholders, and a consistently applied philosophy for incentive compensation. Our compensation program is intended to be equitable, accountable, transparent, and shareholder-centric.

Effect of 2021 Say-on Pay Vote

At our 2021 Annual Meeting of Shareholders, pursuant to a non-binding, advisory vote, our shareholders approved the compensation of our NEOs as disclosed in the proxy statement for such annual meeting with approximately 96.9% of the votes cast in favor of that say on pay resolution. The Compensation Committee has considered the results of this advisory vote and believes that it shows overwhelming support by our shareholders for our compensation philosophy and the executive compensation programs that implement our philosophy. We have not changed our executive compensation programs following the advisory vote but we will continue to actively evaluate our executive compensation program.

Our Compensation Committee is composed of “non-employee directors”, within the meaning of Exchange Act Rule 16b-3, who also meet the independence requirements of the NASDAQ Global Market. The Compensation Committee is responsible for assuring that all of our executive compensation decisions are developed, implemented, and administered to support our fundamental philosophy that a significant portion of executive compensation is linked to our performance. To this end, the Compensation Committee oversees and administers all of our executive compensation plans and policies, administers our 2014 Equity Incentive Plan (including reviewing and approving grants of awards under the 2014 Equity Incentive Plan, to the extent applicable), and annually reviews and approves the individual elements of the total compensation packages for our NEOs.

Management Interaction with Committee

In carrying out its responsibilities, our Compensation Committee works with members of our management team, including our Executive Chairman and our CEO. The management team assists our Compensation Committee by providing information on Company and individual performance, market data, and management’s perspective and recommendations on compensation matters. Our Compensation Committee solicits and reviews the CEO’s recommendations and proposals regarding annual cash compensation adjustments, equity incentive awards, program structures, and other compensation-related matters (other than for the Executive Chairman and CEO). Our Compensation Committee considered the CEO’s recommendations and proposals as one of many factors in reviewing and approving the compensation for our former CFO. Our Compensation Committee meets in executive session to set the compensation of our Executive Chairman and CEO.

Determining the Amount of Compensation for Our NEOs

The amount of compensation we provide our NEOs is intended to be:

Reasonable and appropriate for our business needs and circumstances. Our Compensation Committee considers as reference points for comparative purposes compensation practices of other public companies in our peer group. While we developed our peer group to review market practices, due to our current business model, we use the peer group for general guidance but we do not target specific benchmark percentiles.

Internally fair and equitable relative to roles, responsibilities and work relationships. Management and the Compensation Committee may consider certain business and individual factors to evaluate internal fairness and equity. We do not attempt to establish specific internal relationships among the NEOs.

Variable from year-to-year based on our performance (“pay-for-performance”). Our annual cash incentive awards are based on the value created from asset monetizations and are tied to invested capital and the return of capital to shareholders.

Reflective of the lean management structure we employ. We have very few executives and staff running our operations. This keeps our overall corporate overhead at reasonable levels, but also demands more from our team. The Compensation Committee takes into account the overall cost savings of our model when considering compensation.

Focused on retaining the core team of executives. Retention of our core team of executives is critical to our business strategy, because the loss of any executive could require significant resources to replace. The Compensation Committee considers the retention of the executives when designing the executive compensation program.

Key Components of Our NEO Compensation Program

The following table includes the various components of our executive compensation program:

Component	Purpose	Form	Pay-for-Performance	Comment
Base Salary	Provide sufficient competitive pay to attract and retain experienced and successful executives.	Cash	Adjustments to base salary generally consider individual performance, contributions to the business, competitive practices and internal comparisons.	Annual fixed cash compensation. Base salary reflects the employee’s level of responsibility, expertise, skills, knowledge and experience. Base salaries are generally reviewed on an annual basis.
Bonus Plan	Encourage and reward contributions to our financial results. Engage executives in execution of our business strategy. Emphasize accountability for results.	Cash and RSU Awards	Our annual incentive awards under the Bonus Plan are based on the total revenue and other income of the Company during the year (other than certain specified revenues and other income) after deducting, among other amounts, the gross invested capital of each asset (other than certain excluded assets) that was sold or otherwise disposed of during such year, and is tied to the return of capital to shareholders.	Annual variable compensation. The Compensation Committee determines and approves the actual amount earned after the close of the fiscal year.
Equity Incentive	Encourage and reward building long-term shareholder value, employment retention and company stock ownership. Aligns executive performance with shareholder interests and retain executive officers through long-term vesting.	RSU Awards and Performance Based Options (“PBOs”)
RSU retain executives and align them with shareholders’ interests by awarding a fixed number of shares upon vesting. PBOs reward building long-term shareholder value (see equity compensation section for a more detailed description of PBO).
The Compensation Committee, at its sole discretion, determines whether to grant stock-based awards in any year (in addition to any RSUs granted as part of annual incentive awards under our Bonus Plan). We require stock ownership through stock ownership guidelines applicable to our CEO, CFO and other designated executive officers. In March 2021 and 2021 , the Compensation Committee granted RSUs to our NEOs earned for 2020 and 2021 performance under the Bonus Plan. In the future, we anticipate granting stock-based compensation awards to our NEOs only as earned under the Bonus Plan.

We also provide the following compensation and benefit programs to our executives, many of which are broadly available to all of our employees:

Component	Objectives and Basis	Form
Retirement benefits	Retain and recruit our executive officers.	401(k) plan. Provides a tax-deferred and an after-tax means to save for retirement. The NEOs have the opportunity to participate in this 401(k) plan on the same basis as all of our other employees.
Insurance and other benefits	Provide for the safety and wellness of all of our employees, including our executive officers.	These benefits include health insurance, life insurance, dental insurance, vision insurance, and disability insurance, which are available to all employees, including our NEOs, on a nondiscriminatory basis.
Termination and severance benefits	Retain and recruit our executive officers.	Various, including cash and accelerated vesting of equity incentives in certain circumstances.
Executive Compensation Decisions

Assessment of 2021 and 2020 Executive Officer Compensation

As explained in greater detail in the following section, we took the following actions regarding executive compensation in August 2018:

•Ms. Timian-Palmer entered into an employment agreement with the Company in connection with her appointment as our President and Chief Executive Officer.
•Mr. Webb entered into an amended employment agreement with the Company in connection with his appointment to a newly created position of Executive Chairman. On May 3, 2019 the former CFO left the Company and Mr. Webb was appointed Chief Financial Officer and Secretary, in addition to his duties as Executive Chairman.
•We adopted the Bonus Plan, which is effective from January 1, 2018 through December 31, 2022, which replaced and superseded the previous bonus plan maintained by the Company. Both Ms. Timian-Palmer and Mr. Webb earned a bonus under the Bonus Plan, based on our financial results for the years ended December 31, 2021 and 2020.
•None of our executive officers were granted stock-based compensation in 2021 and 2020, other than RSUs granted in early 2021 and 2020 as a portion of their annual incentive awards earned (50%) with respect to 2020 and 2019 performance. Our executive officers elected to take 100% of the bonus earned with respect to 2020 performance in the form of RSUs which were granted to the executive officers in March, 2021. In March 2022, our executive officers were granted RSUs as a portion of their annual incentive awards earned (50%) with respect to 2021 performance.

2021 and 2020 Compensation

Base Salary:

In August, 2018, Ms. Timian - Palmer was appointed President and Chief Executive Officer of the Company and Mr. Webb was appointed Executive Chairman. Their respective annual salaries based on these appointments are set forth in the table below:

Officer	2020 Salary	2021 Salary	2022 Salary
Ms. Dorothy A. Timian-Palmer, President and CEO	$388,993	$388,993	$388,993
Mr. Maxim C.W. Webb, Executive Chairman, CFO and Secretary	$210,800	$210,800	$210,800

Bonus Plan in Effect for 2021 and 2020:

The Bonus Plan provides for the following key terms:

•The group of eligible employees consists of Ms. Timian-Palmer and Mr. Webb.
•The bonus pool is calculated as described below.
•The amount of the bonus pool is the adjusted total net gain described below, multiplied by 8.75%.
•The allocation of the bonus pool is 55% for Ms. Timian-Palmer and 45% for Mr. Webb.
•Under the Bonus Plan, each bonus will be paid 50% in cash and 50% as RSUs granted during the 90-day period following the end of the performance year, subject to certain exceptions as further described below.

Under the Bonus Plan, a pool of funds will be created for distribution on a yearly basis (the “Bonus Pool”).

The first step in calculating the Bonus Pool is to calculate the total revenues and other income of the Company during the year (other than any revenues or other income attributed to the Company’s investments in Synthonics, Inc. and Mindjet Inc. and the Company’s deferred compensation plans (the “Excluded Assets”)) minus (i) the gross invested capital of each asset of the Company (other than an Excluded Asset) that was sold or otherwise disposed of during such year, defined as the book value of such asset as of the date of the sale (or other disposition) of such asset, as determined in accordance with U.S. generally accepted accounting principles (“GAAP”) and reflected in the Company’s financial records as of such date, plus any impairment or depreciation charges taken by the Company with respect to such asset on or prior to such date; (ii) an amount equal to the aggregate of the gross invested capital for each relevant asset as determined pursuant to the immediately preceding clause (i), multiplied by the amount of years (including any partial year) elapsed between January 1, 2018 and the date of the sale or other disposal of such asset, multiplied by 5%; and (iii) the administrative expenses specified in the Bonus Plan (such resulting amount, the “Total Net Gain”).

With respect to assets sold (or otherwise disposed of) entirely for non-cash consideration, the calculation of Total Net Gain will instead be made in the year in which such non-cash consideration is ultimately sold (or otherwise disposed of) for cash.

With respect to all assets sold (or otherwise disposed of) partially for cash consideration and partially for non-cash consideration, except as described in this paragraph, the calculation of Total Net Gain will be made in the year of the initial sale (or other disposal). For purposes of such calculation, the Total Net Gain will be apportioned between the portion of the Total Net Gain on disposal for cash consideration and the portion of the Total Net Gain on disposal for non-cash consideration based on the relative value (determined in accordance with GAAP) of the cash consideration and non-cash consideration for which the relevant assets were sold (or otherwise disposed of). The Total Net Gain attributable to the non-cash consideration will be deferred to the year in which the non-cash consideration is sold (or otherwise disposed of) and may be increased or decreased in value by the difference, if any, between the value of the non-cash consideration received on the initial sale (or other disposition) of the relevant asset and the final value of the non-cash consideration (determined in accordance with GAAP) when sold (or otherwise disposed of) in a subsequent year.

The second step in calculating the Bonus Pool is to multiply the Total Net Gain by the “Adjustment Factor,” which is the greater of (i) a fraction, the numerator of which is the total amount of cash distributed (or committed to be distributed) to the Company’s shareholders with respect to the sale (or other disposition) of all such assets sold (or otherwise disposed of) during the year, and the denominator of which is the total amount of cash received (after payment of all selling costs, including bankers’ fees and commissions) for which all such assets were sold (or otherwise disposed of) during the year, or (ii) such percentage (not to exceed 100%) as the Compensation Committee determines in its sole discretion to utilize as the Adjustment Factor. The amount that results from multiplying the Total Net Gain by the Adjustment Factor is the “Adjusted Net Gain.”

The final step in calculating the Bonus Pool is to multiply the Adjusted Net Gain by 8.75%, which results in the actual Bonus Pool. The Bonus Pool will be allocated 55% to Ms. Timian-Palmer and 45% to Mr. Webb. Each participant in the plan will be entitled to his or her allocated portion of the Bonus Pool for the year, if he or she is employed by the Company on the last day of the year. Any bonus paid pursuant to the Bonus Plan will be paid 50% in the form of cash and 50% in the form of a RSU award, unless a participant incurs a separation from service prior to the date that such RSU awards are scheduled to be granted, when the bonus will be paid entirely in the form of cash. RSU awards shall be granted pursuant to the terms of the Company’s 2014 Equity Incentive Plan (the “2014 EIP”), will be fully vested on the date of grant, and the number of RSUs subject to such award will be equal to (x) the dollar value of 50% of the total amount of such bonus, divided by (y) the average of the daily volume weighted average prices (the “VWAP”) of the Company’s common stock for all of the trading days during the 30 calendar day period ending on (and including) the last trading day immediately prior to the grant date of such award, rounded down to the nearest whole share. The issuance of any shares pursuant to RSU awards will occur on the earlier of (i) the third anniversary of the date of grant of the RSU award, (ii) a participant’s separation from service, or (iii) a change of control.

If a participant’s employment with the Company is terminated in certain circumstances as provided in a written agreement between the Company and the participant, as applicable, the terminated individual will be entitled to payment of an amount under the Bonus Plan for a portion of the year in which such termination occurs. In order to calculate such amount, the Compensation Committee will first determine the Total Net Gain for the portion of the year prior to such individual’s termination (which Total Net Gain will be determined in the same manner as described above based on the actual revenues or other income of the Company (including sales or other dispositions of assets) during such partial year period; provided, however, that the amount of administrative expenses for such portion of the year will be prorated based on the Compensation Committee’s estimate of the total amount of administrative expenses for such year) (such amount, the “Pro Rata Net Gain”). Second, the Pro Rata Net Gain is multiplied by an adjustment factor which is the greater of (i) a fraction, the numerator of which is the total amount of cash distributed (or committed to be distributed) to the Company’s shareholders with respect to the sale (or other disposition) of all such assets sold (or otherwise disposed of) during such portion of the year, and the denominator of which is the total amount of cash received for which all such assets were sold (or otherwise disposed of) during such portion of the year, or (ii) such percentage (not to exceed 100%) as the Compensation Committee determines in its sole discretion to utilize as the Adjustment Factor. The resulting amount is multiplied by 8.75% to arrive at the “Termination Bonus Pool.” If a participant is entitled to payment of an amount under the Bonus Plan for the portion of the year in which such individual’s termination occurs, the amount will be paid in the form of cash and will be equal to a percentage of the Termination Bonus Pool corresponding to such individual’s allocated percentage of the Bonus Pool.

Based on our financial results an aggregate bonus of $1,087,524 and $20,519 was earned under the Bonus Plan during 2021 and 2020 respectively.

2021 and 2020 Equity Incentives

Ms. Timian - Palmer and Mr. Webb were granted RSUs in March 2022 for the portion of their annual incentive awards (50%) with respect to 2021 performance. In March 2021, Ms. Timian-Palmer and Mr. Webb were granted RSUs in full satisfaction of their annual incentive rewards with respect to 2020 performance. In March 2020, RSU’s were granted for the portion of their annual incentive awards to be satisfied in the form of RSUs (50%) with respect to 2019 performance.

During future years, we anticipate granting stock-based compensation to our NEOs only with respect to any awards earned under the Bonus Plan; however, the Compensation Committee retains the right to grant equity awards to our NEOs in the future at its discretion consistent with our compensation philosophy to incent and reward our NEOs.

Clawback Policy

We maintain a policy under which our CEO, CFO and other designated executive officers, are required to repay to us the amount of any annual cash incentive received to the extent that:

•The amount of the payment was based on the achievement of certain financial results that were subsequently the subject of a restatement that occurs within 12 months of such payment;
•The executive officer engaged in theft, dishonesty, or intentional falsification of our documents or records that resulted in the obligation to restate our financial results; and
•A lower annual cash incentive would have been paid to the executive officer, based upon the restated financial results.

The Compensation Committee is responsible for the interpretation and enforcement of this repayment policy. We intend to amend our repayment policy to comply with any future changes to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 after the SEC adopts regulations implementing those requirements.

Stock Ownership Guidelines

Our stock ownership guidelines for our CEO and CFO help ensure that those officers maintain an equity stake in our Company, and by doing so, appropriately link their interests with those of other shareholders. We also have adopted stock ownership guidelines for our non-employee directors, which are addressed below in our discussion of director compensation. These ownership guidelines count shares actually owned, vested deferred stock units, and 50% of the vested stock options toward the equity ownership requirement. Until the applicable stock ownership guideline is achieved, the officer is required to retain 25% of the net shares received as a result of the exercise of stock options and settlement of RSUs. Each of our executive officers is in compliance with the guidelines.

The guidelines are as follows:

Role	Ownership Guideline
CEO	lesser of 275,000 shares or 3x base salary
CFO	lesser of 18,000 shares or 1x base salary
Other designated executive officers	lesser of 10,000 shares or 1x base salary
Termination and Change in Control

We provide certain termination of employment payments and benefits to our NEOs.  We provide these payments and benefits to help retain and recruit our NEOs, which is a primary objective of our executive compensation program. We believe that providing certain benefits allows and encourages our NEOs to focus on the strategic review process and our on-going business and what is in the best interests of our shareholders regardless of the potential impact on them personally. Our Compensation Committee determined the level of benefits based on a review of the market, the recommendations of management, and considering the nature of our business and executive compensation program.

All stock-based awards for our executives provide that the unvested equity awards assumed by a buyer in the event of a change of control would not automatically accelerate at the close of the transaction (that is, we have no “single trigger” benefits) and instead vesting would only accelerate if there is a qualifying termination following the change in control (i.e., “double trigger” treatment of unvested awards).

See “Potential Payments upon Termination or Change in Control” for a more detailed description of our termination and change in control benefits for the NEOs.

Tax and Accounting Treatment of Compensation

Under Section 162(m) of the Internal Revenue Code, annual compensation in excess of $1 million to certain of our covered executive officers is not deductible as compensation expense for United States federal income tax purposes. However, under tax laws in effect prior to January 1, 2018, certain types of compensation, including performance-based compensation, may be exempt from this limit if the material terms of the performance goals under which the compensation is to paid have been disclosed to, and subsequently approved by the shareholders, and the additional requirements for exemption have been satisfied. The Tax Cuts and Jobs Act (the “Tax Act”), among other changes, repealed the exception from the deduction limit under Section 162(m) for performance-based compensation effective for taxable years beginning after December 31, 2017, so that compensation paid to our covered executive officers in excess of $1 million will not be deductible unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017, that are not materially modified after that date, In structuring the annual and equity incentive awards for our NEOs for taxable years beginning before January 1, 2018, we have considered Section 162(m) and how compensation must be structured in order to qualify as “performance-based compensation.” However, because of ambiguities and uncertainties as to the application and interpretation of Section 162(m) as revised by the Tax Act, including the uncertain scope of the transition relief adopted in connection with repealing Section 162(m)’s performance-based compensation exception, no assurance can be given that previously granted compensation intended to satisfy the requirements for performance-based compensation will in fact qualify for such exception. The Compensation Committee will administer any awards granted prior to November 2, 2017 which qualify as performance-based compensation under Section 162(m), as amended by the Tax Act, in accordance with the transition rules applicable to binding contracts in effect on November 2, 2017, and will have the sole discretion to revise compensation arrangements to conform with the Tax Act and the Compensation Committee’s administrative practices, all without obtaining further shareholder approval. In addition, the Compensation Committee reserves the right to modify compensation that was initially intended to be exempt from the Section 162(m) deduction limit when it was granted, if the Compensation Committee determines that such modifications are consistent with our business needs. In determining the form and amount of compensation for our NEOs, the Compensation Committee will continue to consider all elements of the cost of such compensation, including the potential impact of Section 162(m). While the Compensation Committee considers the deductibility of awards as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program and in the best interests of the Company and its shareholders, even if the awards are not deductible by us for tax purposes.

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

Compensation Risk Management

The Compensation Committee considered the risk in our compensation programs and practices and determined:

●	Our focus is on monetizing assets and returning capital to shareholders which could include entering into joint ventures or other arrangements with reasonable leverage; and this focus is conducive to minimizing compensation related risks;
●	Our incentive plans are well designed, effectively administered, focused on relevant performance measures;
●	Our plans are reasonable with respect to potential compensation levels;
●	The elements of our compensation plan are appropriately weighted in our overall mix to achieve a balance between operating results and strategic results;
●	Base salaries for executive officers are sufficiently competitive to eliminate the need for them to take unnecessary risk in order to earn large incentives necessary to provide adequate cash compensation;
●	Our insider trading policies, independent oversight by the Compensation Committee, and our stock ownership guidelines and “claw back policy” mitigate any potential risks in our compensation programs.

Based on this review, the Compensation Committee concluded that our compensation policies, plans, and practices do not encourage unnecessary or unreasonable risk-taking and do not encourage executives or employees to take risks that are reasonably likely to have a material adverse effect on us.

Compensation Tables and Narrative Disclosures

The following tables, narrative disclosures and footnotes describe the total compensation and benefits for our NEOs for the periods presented.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Non-Equity Plan Compensation(2)	All Other Compensation(3)	Total Compensation
Dorothy A. Timian-Palmer, President and CEO (4)	2021	$388,993		$299,069	$299,069	$18,100	$1,005,231
	2020	$388,993		$11,291		$17,800	$418,084

Maxim C. W. Webb, Executive Chairman, CFO and Secretary	2021	$210,800		$244,693	$244,693	$17,740	$717,926
	2020	$210,800		$9,238		$17,640	$237,678

(1)	The SEC’s current executive compensation disclosure rules require us to value stock awards and option awards reported in the following table using the grant date fair value of the awards, rather than using the amount recognized for financial statement reporting purposes to value these awards. Nonetheless, the reported values reflect the aggregate grant date fair value, computed in accordance with Financial Accounting Standards Board, Accounting Standards Codification Topic 718. As these values reflect the aggregate grant date fair value, they do not necessarily correspond to the actual value that may be recognized. The assumptions that we made to determine the value of our awards for accounting purposes are described in detail in Note 6 titled Stock-Based Compensation in the notes to consolidated financial statements included in our 2021 Annual Report on Form 10-K filed with the SEC on March 22, 2022 The amounts reported in 2021 represent 50% of the total bonus earned for the year under the Bonus Plan. Such stock awards were granted in the form of RSU in March, 2022. The amounts reported in 2020 represent 100% of the total bonus earned for the year under the Bonus Plan. Such stock awards were granted in the form of RSUs during 2021. The RSUs vest on the date of grant but are not settled in stock for three years from the date of grant.
(2)	Amounts in this column represent the cash portion of the award earned under the Company’s Bonus Plan
(3)	Amounts in this column include contributions made by us on behalf of the NEOs to the 401(k) plan, health savings account and any expense reimbursements.

Outstanding Equity Awards at Fiscal Year-End

The following tables provide information on the outstanding equity awards held by the NEOs as of December 31, 2021.

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Mr. Webb
PBO(1)		95,238	$14.51	11/14/2024
RSU
Ms. Dorothy A. Timian-Palmer
RSU

(1)	Represents PBOs granted on November 14, 2014, pursuant to our 2014 Equity Incentive Plan. The PBOs include a market condition based on the achievement of a stock price target during the contractual term and vest monthly over a three year period. Any vested portion of the options may be exercised only if the 30-trading-day average closing sales price of our common stock equals or exceeds 125% of the grant date stock price. The stock price contingency may be met any time before the options expire and it only needs to be met once for the PBO to remain exercisable for the remainder of the term. All of the PBOs were vested but unexercisable as the stock price contingency had not been met as of December 31, 2021.

Mr. Webb and Ms. Timian-Palmer had 20,810 and 25,436 RSU’s outstanding as of December 31, 2021 that have been fully vested, but will be issued on the earlier of (i) the third anniversary of the date of grant, (ii) a participant’s separation from service, or (iii) a change of control.

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

2014 Equity Incentive Plan:

Upon a change in control of our Company, the plan administrator has the discretion to take any of the following actions with respect to stock awards:

•accelerate the exercisability, vesting and/or settlement of any outstanding stock award or portion thereof;
•provide for the assumption, continuation or substitution of an outstanding stock award or portion thereof by a surviving, continuing, successor, or purchasing corporation or other business entity or parent thereof; or
•cancel any outstanding stock award, or portion thereof, denominated in shares of common stock in exchange for a payment with respect to each vested share (and each unvested share, if so determined) of common stock subject to such canceled stock award in (i) cash, (ii) stock of our Company or of a corporation or other business entity a party to the change in control, or (iii) other property which, in any such case, shall have a fair market value equal to the fair market value of the consideration to be paid per share of common stock in the change in control, reduced (but not below zero) by the exercise or purchase price per share, if any, under such stock award.

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

As indicated in the Outstanding Equity Awards at Fiscal Year-End table above, the only outstanding equity awards held by our NEOs at the end of 2021 were RSUs and PBOs. Using the “in-the-money” value model, the value of the PBO awarded to our NEOs (assuming a change in control of our Company had occurred as of December 31, 2021) would be zero because the exercise price of all PBOs granted before December 31, 2021, was greater than $12.08, the closing market price of our common stock on the Nasdaq Global Market on December 31, 2021.

Employment Agreements and Transition Agreements:

At December 31, 2021, we had employment agreements with each of our NEOs. If an NEO is terminated without cause or resigns for good reason, the Company will provide the NEO, contingent upon a general release of claims against the Company, the following:

•(i) with respect to Ms. Timian-Palmer, a lump-sum payment equal to her then-current base salary for a period equal to 36 months; and (ii) with respect to Mr. Webb, a lump sum payment equal to 24 months of his base salary as in effect immediately prior to August 6, 2018;

•with respect to Ms. Timian-Palmer and Mr. Webb, a bonus, if any, pursuant to the Company’s executive Bonus Plan, in an amount determined by the Compensation Committee pursuant to the terms of the executive Bonus Plan;

•with respect to Ms. Timian-Palmer and Mr. Webb, payment of the cost of COBRA coverage for such individual and his or her dependents through the earlier of a period of one year or the date such individual becomes eligible for health coverage from another employer; and

•with respect to Ms. Timian-Palmer and Mr. Webb, full vesting of all outstanding equity awards held by such individual.

DIRECTOR COMPENSATION

In November 2017, the Board of Directors amended our then existing director compensation plan to reduce directors compensation effective on January 1, 2018 (the “2018 Plan”), and in March 2018 the Board of Directors amended the 2018 Plan to further reduce directors compensation, effective on May 3, 2018 (the “Amended 2018 Plan”).

The 2018 Plan:

Pursuant to the terms of the 2018 Plan, each non-employee member of the Board was entitled to receive an annual retainer, in the amounts described below, which was payable through either cash or RSU awards at each such director’s election. Additionally, the Lead Independent Director was entitled to an additional retainer payable through either cash or RSU awards at the Lead Director’s election.

Type of Annual Retainer		Dollar Value Per Calendar Year If Paid Fully in Cash (“Cash Dollar Value”)	Dollar Value Per Calendar Year If Paid Fully in RSUs (“RSU Dollar Value”)
Board	Lead Independent Director	$20,000	$25,000
	Member	$35,000	$43,750

In addition, pursuant to the terms of the 2018 Plan, each non-employee member of the Board is entitled to receive an RSU award for each calendar year of service as a member of the Board. The number of RSUs subject to each annual award was equal to (i) $75,000, divided by (ii) the average of the daily volume weighted average prices of the Company’s common stock for all of the trading days during the 30 calendar day period ending on (and including) the last trading day immediately prior to the grant date of such annual award, rounded down to the nearest whole share. Each annual award is made under the Company’s 2014 equity incentive plan, is granted on the first trading day in January of the applicable calendar year of service and, except for acceleration upon a change of control, vests in substantially equal quarterly installments on the grant date of such annual award and on April 1, July 1 and October 1 of the calendar year in which such annual award is granted, subject to the director’s continued service. The issuance of any vested shares pursuant to such RSU awards will occur on the date of such director’s separation from service.

The 2018 Plan reduced the annual cash retainer payable to non-employee directors from $50,000 to $35,000, eliminated the additional annual cash retainer payable to the Chairman of the Board, and eliminated the additional annual cash retainer payable to the Chairman of the Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee.

Mr. Speron notified us of his election to receive the entire annual retainer during 2018 in cash and to forego his receipt of the annual restricted stock unit award otherwise provided for under the 2018 Plan. Mr. Speron continued to not be directly compensated for his service on the Board, and directed his entire annual retainer for service on our Board be paid in cash to the First Foundation Total Return Fund, which Mr. Speron currently manages.

Mr. Bylinsky notified us of his election to forego his annual restricted stock unit award for 2018 and elected to only receive his annual retainer of $35,000 for service on the Board during 2018. Mr. Bylinsky elected to take his annual retainer in the form of RSUs, the value of which were approximately $43,750.

The Amended 2018 Plan:

In March 2018, upon the recommendation of the Compensation Committee, our Board of Directors approved the Amended 2018 Plan, effective on May 3, 2018, and replaced and superseded the 2018 Plan. The Amended 2018 Plan is identical to the 2018 Plan, except that the Amended 2018 Plan eliminates the annual cash retainer payable to the Lead Independent Director and the annual restricted stock unit award provided for under the 2018 Plan. As a result of the amendment to the 2018 Plan, annual Director compensation from May 3, 2018, was $35,000, if compensation is elected to be in cash or $43,750 if compensation is elected to be in the form of RSUs.

Dollar Value Per Calendar Year If Paid Fully in Cash (“Cash Dollar Value”)	Dollar Value Per Calendar Year If Paid Fully in RSUs (“RSU Dollar Value”)
$35,000	$43,750

If a director received any portion of an annual retainer in the form of an RSU award, such RSU award was granted under the Company’s 2014 equity incentive plan on the first trading day in January of the applicable calendar year of service and, except for acceleration upon a change of control, vests in substantially equal quarterly installments on the grant date of such award and on April 1, July 1, and October 1 of the calendar year in which such award is granted, subject to the director’s continued service. The number of RSUs subject to such award is equal to (x) the dollar value of such portion divided by (y) the average of the daily volume weighted average prices of the Company’s common stock for all of the trading days during the 30 calendar day period ending on (and including) the last trading day immediately prior to the grant date of such award, rounded down to the nearest whole share. The issuance of any vested shares pursuant to such RSU awards will occur on the date of such director’s separation from service.

The following table sets forth compensation during 2021 for each non-employee director who served during 2021.

Name	Fees Earned Or Paid In Cash	Stock Awards(1)	Total

Mr. Gregory E. Bylinsky		$43,750	$43,750
Mr. Eric H. Speron	$35,000		$35,000
Ms. Nicole L. Weymouth		$43,750	$43,750
	$35,000	$87,500	$122,500

(1) Represents grant date fair value.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information, as of April 15, 2022, with respect to the beneficial ownership of our common stock by (i) each person whom we know to be the beneficial owner of more than 5% of our common stock based upon Schedule 13G and Schedule 13D reports filed with the SEC, (ii) each of our directors and director nominees, (iii) each NEO listed in our Summary Compensation Table, and (iv) all of our current executive officers and directors as a group.

Unless otherwise indicated, the business address for each person is 3480 GS Richards Blvd., Suite 101 Carson City, Nevada 89703. The amounts and percentages of common stock beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities that a person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities, and a person may be deemed a beneficial owner of securities in which he has no economic interest.

Except as otherwise noted, we believe, based on the information furnished to us, that the persons named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned, subject to applicable community property laws. As of April 15, 2022, there were 18,299,879 shares of our common stock outstanding.

Name and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership	Percentage Ownership

Named Executive Officers, Directors, and Director Nominees
Mr. Maxim C. W. Webb (1) (6)	126,007	*
Ms. Dorothy A. Timian-Palmer (8)	63,427	*

Mr. Gregory E. Bylinsky (4)	1,075,118	5.9%
Mr. Eric H. Speron (2)	871,264	4.8%
Ms. Nicole L. Weymouth (7)	18,306	*

Current Executive Officers and Directors as a Group (5 persons)	2,157,706	11.8%

5% Shareholders
Amundi Asset Management (3) 91-93 Boulevard Pasteur, 75015 Paris, France	2,393,440	13.1%
The Vanguard Group (5) 100 Vanguard Blvd., Malvern, PA 19355	1,127,783	6.2%
Bandera Partners LLC (4) 50 Broad Street, Suite 1820, New York, NY 10004	1,049,432	5.9%
* Represents less than 1% of the issued and outstanding shares of common stock as of the date of this table.

(1)	Represents 85,132 shares held directly and 40,875 shares underlying vested RSUs that will not be settled in shares of common stock until three years after RSUs granted.
(2)	Represents 20,900 shares held in a personal IRA account, 52,205 shares held directly and 190 shares held by Mr. Speron's spouse in a personal IRA and also includes beneficial ownership of 797,969 shares, held on behalf of clients of First Foundation Advisors for which Mr. Speron has voting and dispositive power over such shares held by First Foundation Advisors. Mr. Speron disclaims beneficial ownership of the shares held by First Foundation Advisors, except to the extent of his pecuniary interest therein.
(3)	Beneficial ownership of shares as reported on Schedule 13G/A filed with the SEC on February 14, 2022. Amundi Asset Management beneficially owned 2,393,440 shares, with shared dispositive power and shared voting power over 2,393,440 shares.
(4)
Based on a Form 4 filed on February 17, 2022, by Gregory Bylinsky, who is one of our directors. Bandera Partners LLC is the investment manager of Bandera Master Fund L.P., in whose name 1,049,432 of our shares are held. Messrs. Gregory Bylinsky and Jefferson Gramm are Managing Partners, Managing Directors, and Portfolio Managers of Bandera Partners LLC. Bandera Master Fund L.P. has delegated to Bandera Partners the sole and exclusive authority to vote and dispose of the securities held by Bandera Master Fund. As a result, each of Bandera Partners and Messrs. Bylinsky and Gramm may be deemed to beneficially own the shares held by Bandera Master Fund. Mr. Bylinsky expressly disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. In addition, Mr. Bylinsky holds 25,686 vested RSUs that will not be settled in shares of our common stock until the date of Mr. Bylinsky’s termination of service as a member of the Board, and no RSUs that will vest within 60 days. This number does not include 1,792 RSUs that will vest more than 60 days from the date of this table.

(5)	Beneficial ownership of shares as reported on Schedule 13G /A filed with the SEC on February 10, 2021. The Vanguard Group beneficially owned 1,127,783 shares with sole dispositive power over 1,107,407 shares and shared voting power and shared dispositive power over 30,413 shares.
(6)
Shares shown as beneficially owned by the NEO do not include shares issuable upon exercise of PBOs (Performance Based Options), which may be exercisable within 60 days, because none of the vested PBO had met the stock price contingency as of April 15, 2022. As of April 15, 2022, the total number of PBOs held by NEOs was 95,238, all of which are vested and held by Mr. Webb.

(7)	This includes 18,306 vested RSUs that will not be settled in shares of our common stock until the date of Ms. Weymouth’s termination of service as a member of the Board, no RSUs will vest within 60 days. This number does not include 1,792 RSUs that will vest more than 60 days from the date of this table.
(8)	Represents 13,467 shares held directly and 49,960 shares of vested RSUs that will not be settled in shares of common stock until three years after RSUs granted.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain one equity compensation plan, the 2014 Equity Incentive Plan, which was approved by our shareholders in 2014. The following table sets forth information with respect to the number of shares of common stock subject to outstanding awards and remaining available for issuance under the 2014 Equity Incentive Plan as of December 31, 2021.

	(a)	(b)	(c)
Plan Category	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders (1)	188,793	$14.51	2,721,063
Equity compensation plans not approved by security holders (2)

(1)	Column (a) represents the total number of underlying shares that could be issued upon the stock settlement of RSUs granted, the exercise of vested PBOs, and column (c) represents awards available for future issuances under our 2014 Equity Incentive Plan. In accordance with SEC disclosure rules, the weighted-average exercise price reported in column (b) does not take into account RSUs, because they have no exercise price. The actual number of shares to be issued to an employee upon vesting and stock settlement of an RSU will be based on the total number of shares of stock issued after vesting, minus applicable taxes withheld in the form of shares. The actual number of shares to be issued to an employee who exercises a vested PBO, after the price contingency has been met, will be based on the exercise value times the number of PBOs exercised, minus applicable taxes withheld in the form of shares. As of December 31, 2021, there were no PBOs exercisable as the market condition had not been met and therefore no additional shares would be issued upon assumed exercise of the PBOs. Of the shares of stock to be issued upon exercise of outstanding awards in column (a) 95,238 shares are underlying PBO that are fully vested.
(2)	We have no equity compensation plans that have not been approved by our shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Persons Transactions

There were no related person transactions during fiscal 2021 and 2020

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

Director Independence

Information regarding director independence is incorporated herein by reference from the material under the heading “Director Independence” under Item 10 of this Form 10-K/A

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Deloitte & Touche LLP, for the fiscal years ended December 31, 2021 and 2020:

	2021	2020
Audit Fees	$310,000	$310,000
Audit-Related Fees	17,565	8,749
Total	$327,565	$318,749

Audit Fees consist of fees we paid for (i) the audit of our annual financial statements included in our Annual Reports on Forms 10-K and reviews of our quarterly financial statements included in our Quarterly Reports on Forms 10-Q; and (ii) services that are normally provided by Deloitte & Touche LLP in connection with statutory and regulatory audits or consents.

Audit-Related Fees consist of fees we paid for services related to proposed or consummated transactions and attestation services not required by statute or regulation and the related accounting or disclosure treatment for such transactions or events.

Our Audit Committee has determined that the provision of non-audit services listed above is compatible with the independence of Deloitte & Touche LLP. All services above were pre-approved by our Audit Committee.

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

These pre-approval guidelines are:

1	At the earliest possible date, management shall inform the Audit Committee of each audit or non-audit service which management desires our independent registered public accounting firm to perform;
2	Management shall promptly provide to the Audit Committee detailed information about the particular services to be provided by our independent registered public accounting firm;
3	The supporting documentation provided to the Audit Committee by management shall be sufficiently detailed so that the Audit Committee knows precisely what services it is being asked to pre-approve; and
4	The Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee. All such pre-approvals shall be presented to the full Audit Committee at the Audit Committee’s next scheduled meeting.

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

10.2	Infrastructure Dedication Agreement between Fish Springs Ranch, LLC, and Washoe County, Nevada dated October 16, 2007. (10)
10.3†	Employment Agreement, dated August 8, 2018, by and between PICO Holdings, Inc (now known as Vidler Water Resources Inc.). and Maxim C.W. Webb. (1)
10.4†	Employment Agreement, dated August 8, 2018, by and between PICO Holdings, Inc. (now known as Vidler Water Resouces Inc.) and Dorothy Timian-Palmer. (1)
10.5†	PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). Amended and Restated Executive Bonus Plan. (1)
10.6†	PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). Amended and Restated Nonemployee Director Compensation Policy (8)
10.7	Form of Indemnity Agreement with directors and executive officers of PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). and each of its subsidiaries. (4)
10.8†	Directorship Letter Agreement with Eric Speron dated December 18, 2015. (11)
21.1	Subsidiaries of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.)
23.1	Consent of Independent Registered Public Accounting Firm - Deloitte & Touche LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101
†	Indicates compensatory plan, contract or arrangement in which directors or executive officers may participate.

Exhibit Number	Description
(1)	Incorporated by reference to Form 8-K filed with the SEC on August 8, 2018.
(2)	Incorporated by reference to Form 8-K filed with the SEC on June 1, 2017.
(3)	Incorporated by reference to Form 8-A filed with the SEC on July 24, 2020.
(4)	Incorporated by reference to Form 8-K filed with the SEC on March 8, 2021..
(5)	Incorporated by reference to the Annual Report on Form 10-K filed with the SEC on March 14, 2019
(6)	Incorporated by reference to Form 8-K filed with the SEC on August 6, 2015.
(7)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 10, 2014.
(8)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on May 3, 2019.
(9)	Incorporated by reference to Form 8-K filed with the SEC on December 15, 2016.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the SEC on November 7, 2007.
(11)	Incorporated by reference to Form 8-K filed with the SEC on December 22, 2015.
(12)	Incorporated by reference to Form S-3 filed with the SEC on November 14, 2014.
(13)	Incorporated by reference to Form 8-K filed with the SEC on March 8, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 29, 2022	Vidler Water Resources, Inc. By: /s/ Dorothy A. Timian-Pamer Dorothy A. Timian-Palmer Chief Executive Officer and President