Form 10-Q
period 2022-03-31
VIDLER WATER RESOURCES, INC.
filed 2022-05-13
CIK 830122

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

On May 2, 2022, the registrant had 18,299,879 shares of common stock, $0.001 par value per share outstanding.

Vidler Water Resources, Inc.

Form 10-Q
For the Three Months Ended March 31, 2022

Part I: Financial Information

Item 1: Condensed Consolidated Financial Statements (Unaudited)

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets - Unaudited
(In thousands, except par value)

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$25,535	$28,181
Real estate and tangible water assets, net	34,495	34,495
Intangible assets	119,750	119,963
Right of use assets, net	200	240
Deferred income tax asset	27,505	27,505
Other assets	2,350	2,274
Total assets	$209,835	$212,658

Liabilities and equity
Lease liabilities	$200	$240
Other liabilities	1,342	3,392
Accounts payable and accrued expenses	791	430
Total liabilities	2,333	4,062

Commitments and contingencies (Note 4)

Preferred stock, $0.001 par value; authorized 10,000 shares, none issued
Common stock, $0.001 par value; authorized 100,000 shares, 18,312 issued and 18,300 outstanding at March 31, 2022, and 18,312 issued and 18,311 outstanding at December 31, 2021	18	18
Additional paid-in capital	330,257	329,691
Accumulated deficit	(122,630)	(121,099)
Treasury stock, at cost (common shares:12 at March 31, 2022 and 1 at December 31, 2021)	(143)	(14)
Total shareholders’ equity	207,502	208,596
Total liabilities and shareholders’ equity	$209,835	$212,658

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations - Unaudited
(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenues and other income:
Sale of real estate and water assets	$776	$2,718
Other income, net	190	215
Total revenues and other income	966	2,933

Cost of sales and expenses:
Cost of real estate and water assets sold	213	375
General, administrative, and other	2,236	1,796
Depreciation and amortization	48	48
Total cost of sales and expenses	2,497	2,219
Income (loss) before income taxes	(1,531)	714
Provision for federal and state income taxes	—	(182)
Net income (loss)	$(1,531)	$532
Net income (loss) per common share – basic and diluted	$(0.08)	$0.03
Weighted average shares outstanding	18,206	18,544

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2022
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2021	18,312	$18	$329,691	$(121,099)	1	$(14)	$208,596
Stock-based compensation expense			566				566
Purchases of treasury stock					11	(129)	(129)
Net loss				(1,531)			(1,531)
Ending balance, March 31, 2022	18,312	$18	$330,257	$(122,630)	12	$(143)	$207,502

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Equity - Unaudited
Three Months Ended March 31, 2021
(In thousands)

	Shares of Common Stock Issued	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Shares of Treasury Stock	Treasury Stock, at Cost	Total
Beginning balance, December 31, 2020	18,586	$19	$332,290	$(154,009)	3	$(30)	$178,270
Stock-based compensation expense			42				42
Purchase of treasury stock					107	(986)	(986)
Retirement of treasury stock	(104)	(1)	(959)		(104)	959	(1)
Net income				532			532
Ending balance, March 31, 2021	18,482	$18	$331,373	$(153,477)	6	$(57)	$177,857

The accompanying notes are an integral part of the condensed consolidated financial statements.

Vidler Water Resources, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows - Unaudited
(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Cash provided by (used in) operating activities	$(2,517)	$1,066
Net cash provided by (used in) operating activities	(2,517)	1,066

Investing activities:
Proceeds from sale of property, plant and equipment	—	23
Net cash provided by investing activities	—	23

Financing activities:
Purchases of treasury stock	(129)	(986)
Net cash used in financing activities	(129)	(986)

Increase (decrease) in cash and cash equivalents	(2,646)	103
Cash and cash equivalents, beginning of the period	28,181	9,388
Cash and cash equivalents, end of the period	$25,535	$9,491

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

In the opinion of management, all adjustments and reclassifications considered necessary for a fair and comparable presentation of the financial statements presented have been included and are of a normal recurring nature. Operating results presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC.

Smaller Reporting Company

The Company qualifies as a smaller reporting company (“SRC”) under the SEC’s definition and therefore certain disclosures that are no longer required have been removed in accordance with the SEC’s disclosure requirements for SRCs.

Use of Estimates in Preparation of Financial Statements

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses for each reporting period. The significant estimates made in the preparation of the Company’s condensed consolidated financial statements relate to intangibles, real estate and water assets, deferred income taxes, stock based compensation and contingent liabilities. While management believes that the carrying value of such asset and liabilities were appropriate as of March 31, 2022 and comparative periods, it is reasonably possible that actual results could differ from the estimates upon which the carrying values were based.

2. Tangible Water Assets and Real Estate, Net

The costs assigned to the various components of tangible water assets and real estate, net, were as follows (in thousands):

	March 31, 2022	December 31, 2021
Real estate and improvements held and used, net of accumulated depreciation of $12,003 at each of March 31, 2022, and December 31, 2021	$9,469	$9,469
Other real estate inventories	3,359	3,359
Tangible water assets	21,667	21,667
Total real estate and tangible water assets	$34,495	$34,495

3. Intangible Assets

The Company owned the following intangible assets, which primarily represent indefinite-lived intangible water assets (in thousands):

	March 31, 2022	December 31, 2021
Pipeline rights and water credits at Fish Springs Ranch	$80,684	$80,860
Pipeline rights and water rights at Carson-Lyon	26,323	26,323
Other	12,743	12,780
Total intangible assets	$119,750	$119,963

4. Commitments and Contingencies

The Company leases its office under a non-cancelable operating lease that expires in 2023. Rent expense for office space was $39,000 and $39,000 for the three months ended March 31, 2022 and 2021, respectively.

Future minimum payments under all operating leases are as follows (in thousands):

Year ending December 31,

2022	120
2023	81
Total	$201

Neither the Company nor its subsidiaries are parties to any potentially material pending legal proceedings during the quarter. The Company is subject to legal proceedings described in Item 3 of the Company’s 10-K filed March 22, 2022, which are incorporated herein by reference. Except as described below, there have been no material changes in the litigation since then.

On April 28, 2022, in connection with the proposed acquisition of the Company by an affiliate of D.R. Horton, Inc. (the “Transaction”), a purported individual stockholder of the Company filed a complaint in the United States District Court for the Southern District of New York, captioned Stein v. Vidler Water Resources, Inc., et al, No. 1:22-cv-3468 (“Stein”), naming as defendants the Company and each member of the Company’s board of directors as of the date of the Merger Agreement (as defined below). On May 2, 2022, one additional case was filed by a purported individual stockholder of the Company in the same court, captioned Casey v. Vidler Water Resources, et al, No. 1:22-cv-3528 (“Casey”). On May 2, 2022 and May 6, 2022, two additional cases were filed by purported individual stockholders of the Company in the United States District Court for the Eastern District of New York, captioned, respectively, Rabinovich v. Vidler Water Resources, Inc, et al, No. 1:22-cv-2509 (“Rabinovich), and Koh v. Vidler Water Resources, Inc., et al, No. 1:22-cv-2631 (“Koh”). On May 12, 2022, three additional cases were filed by purported individual stockholders of the Company in the United States District Court for the District of Delaware, the United Stated District Court for the Eastern District of Pennsylvania, and the United States District Court for the Eastern District of New York, captioned, respectively, Wilhelm v. Vidler Water Resources, Inc., et al, No. 1:22-cv-00631 (“Wilhelm”), Waterman v. Vidler Water Resources, Inc., et al, No. 2:22-cv-01854 (“Waterman”), and Whitfield v. Vidler Water Resources, Inc., et al, No. 1:22-cv-02788 (“Whitfield”). On May 13, 2022, one additional case was filed by a purported individual stockholder of the Company in the United States District Court for the Southern District of New York, captioned Taylor v. Vidler Water Resources, Inc., at al, No. 1:22-cv-03909 (“Taylor”). The Stein, Casey, Rabinovich, Koh, Wilhelm, Waterman, Whitfield, Taylor, and any similar subsequently filed cases involving the Company, the Company’s board of directors or any committee thereof, and/or any of the Company’s directors or officers relating directly or indirectly to the Merger Agreement, the Transaction, or any related transaction, are referred to as the “Transaction Litigations.”

The Transaction Litigations filed to date generally allege that the Solicitation/Recommendation Statement on Schedule 14D-9 (the “Schedule 14D-9”) filed by the Company with the SEC on April 27, 2022, in connection with the Transaction is materially incomplete and misleading by allegedly failing to disclose purportedly material information relating to the sale process leading to the Transaction, the Company’s financial projections, and the analyses performed by Duff & Phelps Opinion Practice, Kroll LLC in connection with the Transaction. The Transaction Litigations assert violations of Section 14(e), Section

14(d), and Section 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14d-9 promulgated thereunder. The Transaction Litigations seek, among other things: an injunction enjoining consummation of the Transaction, rescission of the Merger Agreement, dissemination of a revised Schedule 14D-9, damages, a declaration that the Company and the board of directors violated Sections 14(e), 14(d), and 20(a) of the Exchange Act and Rule 14d-9 promulgated thereunder, costs of the action, including plaintiff’s attorneys’ fees and experts’ fees and expenses, and any other relief the court may deem just and proper.

In addition, on May 2, 2022 and May 10, 2022, the Company received demand letters from purported stockholders of the Company alleging that the Schedule 14D-9 omits purportedly material information relating to the Transaction (the “Demand Letters”).

The Company cannot predict the outcome of the Transaction Litigations or the Demand Letters, nor can the Company predict the amount of time and expense that will be required to resolve each. The Company believes that the Transaction Litigations and Demand Letters are without merit and intends to vigorously defend against each, and any subsequently filed similar actions.

The Company is also subject to various litigation matters that arise in the ordinary course of its business. Because litigation is inherently unpredictable and unfavorable results could occur, assessing contingencies is highly subjective and requires judgments about future events. When evaluating contingencies, the Company may be unable to provide a meaningful estimate due to a number of factors, including the procedural status of the matter in question, the presence of complex or novel legal theories, and/or the ongoing discovery and development of information important to the matters. In addition, damage amounts claimed in litigation against the Company may be unsupported, exaggerated, or unrelated to possible outcomes, and as such, are not meaningful indicators of the potential liability. The Company regularly reviews contingencies to determine the adequacy of accruals and related disclosures. The amount of ultimate loss may differ from these estimates, and it is possible that the financial statements could be materially affected in any particular period by the unfavorable resolution of one or more of these contingencies.

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

5. Subsequent Events

Kane Springs

On April 19, 2022, Clark County District Judge Bita Yeager issued her Decision in the Eighth Judicial District Court Consolidated Case No. A-20-816761-C which granted the petition for judicial review of the Nevada State Engineer’s Order 1309 filed by Petitioners, Lincoln County Water District and Vidler’s wholly-owned subsidiary, Vidler Water Company, Inc. The Court also granted similar petitions by Coyote Springs Investments, LLC as well as other Petitioners impacted by the State Engineer’s actions.

The Court ordered that State Engineer’s Order 1309 be vacated in its entirety because the Nevada State Engineer exceeded his statutory authority in creating a “Super Basin” out of multiple distinct and already established hydrographic basins.

Merger Agreement

On April 13, 2022, the Company, D.R. Horton, Inc., a Delaware corporation (“Parent”), and Potable Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Purchaser”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent agreed to cause Purchaser to commence a tender offer (the “Offer”) to purchase all of the outstanding shares of common stock of the Company, par value $0.001 per share (the “Shares” and each, a “Share”), at an offer price of $15.75 per Share, less any applicable withholding taxes and without interest (the “Offer Price”). Following the successful closing of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company (the “Merger” and, together with the Offer, the “Transactions”) pursuant to Section 251(h) of the General Corporation Law of the State of

Delaware (the “DGCL”), with the Company continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Parent. At the effective time of the Merger, each Share that was not tendered in the Offer, other than the Cancelled Shares and Dissenting Shares (as each are defined in the Merger Agreement), will be converted into the right to receive the Offer Price, less any applicable withholding taxes and without interest (the “Merger Consideration”). Purchaser commenced the Offer on April 27, 2022, with a scheduled expiration time of one minute following 11:59 pm Eastern Time on May 24, 2022, unless the offer is extended or terminated.

The board of directors of the Company (the “Company Board”) has unanimously (i) approved, adopted and declared advisable the Merger Agreement and the Transactions, (ii) determined that the Transactions are in the best interest of the Company and its stockholders, (iii) resolved that the Merger shall be governed by and effected under Section 251(h) of the DGCL and (iv) resolved to recommend that the stockholders of the Company accept the Offer and tender their Shares to Purchaser pursuant to the Offer.

The Merger Agreement provides that each option to acquire Shares (each a “Company Option”) that is outstanding and exercisable immediately prior to the Effective Time (as defined in the Merger Agreement) shall be cancelled and converted into the right to receive from Parent an amount of cash, without interest, equal to the product of: (a) the aggregate number of Shares subject to such Company Option, multiplied by (b) the excess, if any, of the Merger Consideration over the per share exercise price under such Company Option, less any taxes required to be withheld. If the per share exercise price under any Company Option is equal to or greater than the Merger Consideration or if any Company Option is not exercisable immediately prior to the Effective Time, such Company Option shall be cancelled as of the Effective Time without payment and shall have no further force or effect.

The Merger Agreement also provides that each restricted stock unit award issued by the Company (each a “Company RSU”) that is outstanding immediately prior to the Effective Time will vest in full and become free of restrictions and shall be cancelled and converted automatically into the right to receive from Parent an amount in cash, without interest, equal to the Merger Consideration less any taxes required to be withheld.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read together with the Unaudited Condensed Consolidated Financial Statements and accompanying Notes included elsewhere in this report, and the Consolidated Financial Statements and accompanying Notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

Note About “Forward-Looking Statements”

This Quarterly Report on Form 10-Q (including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section) contains “forward-looking statements,” as defined in Section 21E of the United States Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended regarding our business, financial condition, results of operations, and prospects, including, without limitation, statements about our expectations, beliefs, intentions, anticipated developments, and other information concerning future matters. Words such as “may,” “will,” “could,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “target,” “projects,” “contemplates,” “predicts,” “potential,” “continue,” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report on Form 10-Q. Although forward-looking statements in this Quarterly Report on Form 10-Q reflect the good faith judgment of our management, such statements can only be based on current expectations and assumptions. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and the actual results and outcomes could differ materially from what is expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those discussed under the headings “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, in “Item 1A: Risk Factors” of Part II of this Quarterly Report on Form 10-Q, and in other filings made from time to time with the United States Securities and Exchange Commission (“SEC”) after the date of this Quarterly Report on Form 10-Q. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to (and we expressly disclaim any obligation to) revise or update any forward-looking statement, whether as a result of new information, subsequent events, or otherwise (except as may be required by law), in order to reflect any event or circumstance which may arise after the date of this Quarterly Report on Form 10-Q. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and other filings with the SEC.

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

As of March 31, 2022, our major consolidated subsidiary was Vidler Water Company, Inc. a water resource and water storage business with assets and operations primarily in the Southwestern United States, including Nevada, Arizona, Colorado, and New Mexico. Our revenue and cash generation from the sale of our water resource and real estate assets can vary significantly from quarter to quarter and largely depends on when actual sale transactions close. We are unable to predict with any certainty the timing of any future asset sales and revenue and cash generation, which could adversely affect our liquidity.

On April 13, 2022, the Company, Parent, and Purchaser, entered into the Merger Agreement. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, Parent has agreed to cause Purchaser to commence the Offer to purchase all of the outstanding Shares at an offer price of $15.75 per Share, less any applicable withholding taxes and without interest. Following the successful closing of the Offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will be merged with and into the Company pursuant to Section 251(h) of the DGCL, with the Company continuing as the surviving corporation in the Merger and a wholly owned subsidiary of Parent. At the effective time of the Merger, each Share that was not tendered in the Offer, other than the Cancelled Shares and Dissenting Shares (as each are defined in the Merger Agreement), will be converted into the right to receive the Offer Price, less any applicable withholding taxes and without interest. Purchaser commenced the Offer on April 27, 2022, with a scheduled expiration time of one minute following 11:59 pm Eastern Time on May 24, 2022, unless the offer is extended or terminated. There is no guarantee that the Offer or the Merger will be consummated within the proposed timeline, or at all. Refer to Note 5 “Subsequent Events” of our unaudited condensed consolidated financial statements for more information related to the Merger.

Results of Operations

Shareholders’ Equity (in thousands):

	March 31, 2022	December 31, 2021	Change
Shareholders’ equity	$207,502	$208,596	$(1,094)
Shareholders’ equity per share	$11.34	$11.39	$(0.05)

The decrease in our shareholders’ equity during the three months ended March 31, 2022, was due primarily to the net loss of $1.5 million.

Income Statement (in thousands):

	Three Months Ended March 31,
	2022	2021	Change

Revenue and other income	$966	$2,933	$(1,967)
Cost of sales	213	375	(162)
Project and general and administrative expenses	2,284	1,844	440
Net Income (loss) before income taxes	$(1,531)	$714	$(2,245)

Revenue and other income (loss)

The majority of our revenue recorded for the three months ended March 31, 2022 was from the sale of 16.7 acre-feet of water rights at Fish Springs Ranch, for total proceeds of $713,000.

Project and general and administrative expenses for the three months ended March 31, 2022 included approximately $100,000 of non–applicable option payments (not applicable to the purchase price) for water rights purchases in Lyon County, Nevada (three months ended March 31, 2021, $75,000) and legal fees and other expenses incurred of approximately $614,000 (three months ended March 31, 2021, $145,000) the majority of which was incurred in connection with the definitive merger agreement dated April 13, 2022 between the Company and D.R. Horton Inc. (see note 5 ‘Subsequent Events’).

Income Taxes

Based on the analysis conducted at December 31, 2021, we recorded a tax benefit of $18.1 million primarily due to the reversal of another portion of the valuation allowance of $21.7 million due to the increased likelihood that we will be able to utilize a significant portion of our Net Operating Losses prior to their expiration. For the three months ended March 31, 2022 and March 31, 2021 the Company has recorded a tax provision of $0 and $182,000 respectively.

Liquidity and Capital Resources — Three Months Ended March 31, 2022 and 2021

A substantial portion of our historical revenue and cash flow has, and is expected in the future, to come from one-time sales of our assets that are primarily long-term water resource development projects that we expect to support economic growth in the local markets where those assets are located. We classify such sales and costs incurred to acquire and develop our water assets as operating activities in our consolidated statement of cash flows. The timing and amount of sales and cash flows depend on a number of factors which are difficult to predict, and cannot be directly compared from one period to another. However, given our cash balance at March 31, 2022, we currently believe that we have sufficient resources to cover our expenses for at least the next 12 months.

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

As of April 13, 2022 our stock repurchase program has been terminated.

Cash Flows

Cash Flows From Operating Activities

Our operations used $2.5 million of cash during the first three months of 2022. The principal operating cash inflow was approximately $966,000 from the sale of various water rights assets and other income. This was offset by $3.5 million of cash used for overhead and various project expenses.

Our operations provided $1 million of cash during the first three months of 2021. The principal operating cash inflow was approximately $2.9 million from the sale of various real estate and water rights assets and other income. This was offset by $1.9 million of cash used for overhead and various project expenses.

Cash Flows From Investing Activities

There were no significant cash flows from investing activities during the three months ended March 31, 2022, and March 31, 2021.

Cash Flows From Financing Activities

We used $129,000 and $986,000 in cash to repurchase 10,900 and 107,000 shares of our common stock during the three months ended March 31, 2022 and 2021, respectively.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements, that have, or are reasonably likely to have, a material current or future effect on our consolidated financial condition, revenues or expenses, results of operations, liquidity, capital expenditure, or capital resources.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II: Other Information

Item 1: Legal Proceedings

The Company is from time to time involved in various claims, legal proceedings and complaints arising in the ordinary course of business. Please refer to Note 4 — Commitments and Contingencies to the condensed consolidated financial statements contained in this report for certain information regarding our legal proceedings.

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

1.Risks Relating to the Pending Transaction with Purchaser

We may not complete the pending transaction with Parent within the time frame we anticipate, or at all, which could have an adverse effect on our business, financial results and/or operations.

On April 13, 2022, we entered into the Merger Agreement with Parent and Purchaser. Pursuant to the Merger Agreement, and upon the terms and subject to the conditions thereof, on April 27, 2022, Purchaser commenced a cash tender offer, or the tender offer, to acquire all of the issued and outstanding shares of our common stock at a price per share of $15.75, in cash, subject to any applicable withholding taxes and without interest. Following the successful closing of the tender offer, and subject to the terms and conditions of the Merger Agreement, Purchaser will merge with and into our company, with our company surviving as a wholly owned subsidiary of Parent, and each issued and outstanding share of our common stock (other than shares of common stock held by us or our direct or indirect subsidiaries (including shares held in treasury), shares held by Parent, Purchaser or any of Parent’s other direct or indirect wholly owned subsidiaries, shares validly tendered and irrevocably accepted for payment by Purchaser in the tender offer and shares held by stockholders who are entitled to demand, and who properly demand, appraisal rights under Delaware law) will be converted into the right to receive $15.75 per share in cash, without interest and subject to any required tax withholding.

The completion of the transaction is conditioned on the satisfaction or waiver, to the extent permitted under applicable legal requirements, of customary conditions, including (i) there being validly tendered and not properly withdrawn Shares that, considered together with all other Shares (if any) beneficially owned by Parent and Purchaser, represent one more Share than

50% of the total number of the then-issued and outstanding Shares at the expiration of the offer (the “Minimum Condition”), (ii) the accuracy of the Company’s representations and warranties (subject to customary materiality and “material adverse effect” thresholds), (iii) the Company’s compliance or performance in all material respects of the obligations, covenants and agreements it is required to comply with or perform at or prior to the expiration of the Offer, (iv) the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing as of the time of the Purchaser accepts Shares for purchase pursuant to the Offer, (v) the expiration or termination of the waiting period (or any extension thereof) applicable to the Transactions under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, (vi) the absence of any law or order prohibiting the consummation of the Offer or the Merger, and (vii) the Merger Agreement not having been terminated in accordance with its terms.. In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, a change in the recommendation of our Board of Directors or a termination of the Merger Agreement by us to enter into an agreement for a Superior Offer (as defined in the Merger Agreement). As a result, we cannot assure you that the transaction with Parent will be completed, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected time frame.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks. The price of our common stock may decline to the extent that current market prices reflect a market assumption that the transaction will be completed. We could be required to pay Parent a termination fee of approximately $10.9 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, collaborators, customers, vendors, regulators and other third parties. We may also be required to devote significant time and resources to litigation relating to the Merger Agreement, including the Offer, the Merger, and other transactions contemplated thereby, including claims raised by stockholders challenging the proposed transactions, or claims relating to any failure to complete the merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The announcement and pendency of the transaction with Parent could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with collaborators, vendors, customers, regulators and other business partners. For example, vendors, collaborators and other counterparties may defer decisions concerning working with us, or seek to change existing business relationships with us. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities, generally requiring us to conduct our business in the ordinary course, consistent with past practice, and subjecting us to a variety of specified limitations absent Parent’s prior consent. These limitations include, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, hire or terminate employees (other than for cause), pay dividends, make capital expenditures, take certain actions relating to intellectual property, amend our organizational documents and incur indebtedness. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may as a result materially and adversely affect our business, results of operations and financial condition.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay Parent a termination fee of approximately $10.9 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses.

For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with Parent.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

2.    Asset and Market Concentration Risk

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

We constructed a pipeline approximately 35 miles long to deliver water from Fish Springs Ranch to the North Valleys area of Reno, Nevada. As of March 31, 2022, the total cost of the pipeline project, including our water credits (net of impairment losses incurred to date), carried on our balance sheet was approximately $80.7 million. To date, we have sold only a small amount of the water credits, and we cannot provide any assurance that the sales prices we may obtain in the future will provide an adequate economic return, if at all. Demand for these water credits is anticipated to come primarily from both local and national developers planning to construct new projects in the North Valleys area of Reno, Nevada. The success of these projects is dependent on numerous factors beyond our control, including local government approvals, employment growth in the greater Reno area, and the ability of the developers to finance these projects.

Our inability to sell all or part of our Arizona Long-Term Storage Credits could adversely affect our profitability.

Our Arizona Recharge Facility is one of the few private sector water storage sites in Arizona. At March 31, 2022, we had approximately 195,682 acre-feet of Long Term Storage Credits stored at the facility. In addition, at December 31, 2021, we had approximately 27,397 acre-feet of Long Term Storage Credits stored in the Phoenix Active Management Area. We have not stored any water on behalf of any customers and, as of March 31, 2022, we had sold 55,000 acre-feet of Long Term Storage credits to a single large customer in late 2021. However, we can not be certain that we will ultimately be able to sell the remaining stored water at a price sufficient to provide an adequate economic return, if at all.

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

3.    Business, Operational and Financial Risks

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

Our current business plan is to monetize our assets and return capital to our shareholders through a stock repurchase program or by other means such as special dividends. As of April 13, 2022 we have terminated our stock repurchase program. However as of March 31, 2022, we had used $51.3 million to repurchase approximately 4.9 million of our common shares. As we continue to monetize assets, it is possible that our market capitalization will permanently decline, which could adversely affect the trading volume and liquidity for our stock.

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

4.    Legal and Regulatory Risks

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

5.    General Economic Risks

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

In the last 15 months, the United States economy has experienced a relatively high rate of inflation that, along with supply chain disruptions, has increased, among other things, the cost of transportation and of commercial and residential construction. Increases in home and commercial construction costs may reduce demand for commercial and residential space and, as a result, may adversely affect the demand for our water resources that are sold or leased to support new commercial and residential development.

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

6.    Other General Risks

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes repurchases of our common stock made during the three months ended March 31, 2022:

Period	Total number of shares of common stock repurchased	Average price paid per share of common stock (including commissions)	Total number of shares of common stock repurchased as part of publicly announced plans or programs	Maximum dollar value of shares of common stock that may yet be repurchased under the plans or programs (in thousands) (1)
January 1 to January 31, 2022	4,888	$11.77	4,923,746	$48,624
February 1 to February 28, 2022	3,773	$11.94	4,927,519	$48,579
March 1 to March 31, 2022	2,217	$12.04	4,929,736	$48,553
Total	10,878

(1) The stock repurchase program authorization was terminated on April 13, 2022 pursuant to the 10b5-1 plan due to consummation of a Definitive merger agreement between the Company and D.R. Horton, Inc..

Item 3: Defaults Upon Senior Securities
None

Item 4: Mine Safety Disclosures
Not applicable

Item 5: Other Information
Not applicable

Item 6. Exhibits

Exhibit Number	Description
2.1	Plan of Merger dated April 13, 2022 among Vidler Water Resources, Inc.. D.R. Horton, Inc., and Potable Merger Sub, Inc. (4)
3.1A	Certificate of Incorporation of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.)(1)
3.1B	Certificate of Amendment of Certificate of Incorporation of PICO Holdings Inc. (now known as Vidler Water Resources, Inc.) (3)
3.2	Amended and Restated Bylaws of Vidler Water Resources, Inc. (3)
3.3	2020 Amended Certificate of Designation of Series A Junior Participating Preferred Stock of PICO Holdings, Inc. (now known as Vidler Water Resources, Inc.) (2)
4.1	2020 Section 382 Rights Agreement, dated as of July 24, 2020, by and between PICO Holdings, Inc (now known as Vidler Water Resources, Inc.). and Computershare Trust Company, N.A. (2)
4.2	Vidler Water Resources, Inc. Stock Certificate
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File: the cover page XBRL tags are embedded within the Inline XBRL document and are contained within Exhibit 101

(1)	Incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 1, 2017.
(2)	Incorporated by reference to the Registration Statement on Form 8-A filed with the SEC on July 24, 2020.
(3)	Incorporated by reference to Form 8-K filed with the SEC on March 8, 2021.
(4)	Incorporated by reference to Form 8-K filed with the SEC on April 14, 2022.

VIDLER WATER RESOURCES, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the United States Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIDLER WATER RESOURCES, INC.

Date:	May 13, 2022	By: /s/ Maxim C.W. Webb
Maxim C.W. Webb
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)